Form 10-Q
period 1995-03-31
LEISURE CONCEPTS INC
filed 1995-05-15
CIK 58592

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended        March 31, 1995

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

                           COMMISSION FILE NO. 0-7843

                             LEISURE CONCEPTS, INC.
             (Exact name of registrant as specified in its Charter)

                                    NEW YORK
                            (State of Incorporation)

                                   13-2691380
                     (I.R.S. Employer Identification Number)

                 1414 Avenue of the Americas, New York, New York
                    (Address of Principal Executive Offices)

                                      10019
                                   (Zip Code)

                                 (212) 758-7666
              (Registrant's Telephone Number, Including Area Code)

                                 NOT APPLICABLE
(Former Name, Former Address and Former Fiscal Year if changed since last report)

Indicate by a check mark whether the registrant: (1) has filed all annual, quarterly and other reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

                        YES X                 NO _______

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the close of the latest practicable date.

          Class                                  Outstanding at May 11, 1995

Common Stock, $.01 Par Value                               2,944,831

                             LEISURE CONCEPTS, INC.
                                AND SUBSIDIARIES
                                      INDEX


                                                                    PAGE NUMBER
PART I:       FINANCIAL INFORMATION


    Item 1:    Financial Statements

    Consolidated Balance Sheets
    March 31, 1995 (Unaudited) and
    December 31, 1994.                                                        1

    Consolidated Statements of Operations                                     2
    Three Months Ended
    March 31, 1995 and 1994 (Unaudited)

    Consolidated Statements of Cash Flows                                     3
    Three Months Ended
    March 31, 1995 and 1994 (Unaudited)

    Notes to Consolidated Financial                                           4
    Statements (Unaudited)

    Item 2:     Management's Discussion and Analysis                          6
    of Financial Condition and Results of Operations



PART II:  OTHER INFORMATION                                                   9

LEISURE CONCEPTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                   March 31,    December 31,
                                                    1995           1994
                                                    ----           ----
                                                  (UNAUDITED)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                       $10,200,731    $7,371,311
 Accounts receivable, net                          3,385,919    14,908,245
 Film inventory-net                                1,403,645       764,259
 Prepaid refundable income taxes                     900,817       565,493
 Prepaid expenses and other current assets           309,357       416,142
                                                  ----------    ----------
  Total current assets                            16,200,469    24,025,450

FURNITURE FIXTURES AND COMPUTERS-net                 392,940       392,481

FILM INVENTORY-Noncurrent                          1,448,307     1,448,307

ACCOUNTS RECEIVABLE-Noncurrent, net                2,898,764     3,055,035

SECURITY DEPOSITS AND OTHER ASSETS                   190,035       455,123
                                                  -----------    -----------
  TOTAL ASSETS                                   $21,130,515    $29,376,396
                                                  ===========   ============
 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Due to licensors                                 $2,850,181     $1,800,036
 Media payable                                     4,394,148     13,107,185
 Accounts payable and accrued expenses               535,633        632,751
 Current deferred tax liability                      326,350        326,350
                                                   ---------    -----------
Total current liabilities                          8,106,312     15,866,322

NONCURRENT DEFERRED TAX LIABILITY                    933,316        933,316
                                                   ---------    -----------
  Total liabilities                                9,039,628     16,799,638
                                                  ----------    -----------
STOCKHOLDERS' EQUITY
 Preferred stock, $.01 par value-authorized,
  3,000,000 shares;none issued
 Common stock, $.01 par value-authorized
  10,000,000 shares; issued 2,944,831 shares          29,448         29,448
 Additional paid-in capital                        4,429,906      4,429,906
  Retained earnings                                7,631,533      8,117,404
                                                  ------------   -----------
  Total stockholders equity                       12,090,887     12,576,758
                                                  -----------    -----------
  TOTAL LIABILITIES AND STOCKHOLDERS EQUITY      $21,130,515    $29,376,396
                                                 ============   ============
 See notes to consolidated financial statements
                                       -1-

LEISURE CONCEPTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
                                                      THREE MONTHS ENDED
                                                  March 31,       March 31,
                                                    1995            1994
                                                    ----            ----

REVENUES:
 Net revenues                                     $933,542        $1,606,952

COSTS AND EXPENSES:
 Selling, general and administrative             1,883,805         1,826,552
 Amortization of capitalized film cost              13,632           242,919
                                                  --------         ---------
         Total costs and expenses                1,897,437         2,069,471

                                                  (963,895)         (462,519)

INTEREST INCOME                                    112,024            67,371
                                                  --------          --------
LOSS BEFORE INCOME TAX (BENEFIT)                  (851,871)         (395,148)


INCOME TAX (BENEFIT)                              (366,000)         (170,000)
                                                 ---------        ----------

NET LOSS                                         ($485,871)        ($225,148)

PER SHARE AMOUNTS:
Loss per common and dilutive
common equivalent share                             ($.16)            ($.07)
                                                  =========        =========
 Loss per common share-
assuming full dilution                              ($.16)            ($.07)
                                                  =========        =========
Weighted average number of common
and common equivalent shares outstanding          2,985,572        3,281,533
                                                  =========       ==========




See accompanying notes to consolidated financial statements

LEISURE CONCEPTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                          THREE MONTHS ENDED
                                                         March 31,    March 31,
                                                           1995        1994
                                                           ----        ----
OPERATING ACTIVITIES:
 Net loss                                               ($485,871)   ($225,148)
 Adjustments to reconcile net loss
 to net cash provided by operating
 activities:
  Depreciation and amortization                            52,562       45,213
  Amortization of capitalized film cost                    13,632      242,919
  Changes in operating assets and liabilities
  (using) providing cash:
   Accounts receivable                                 11,678,597    1,304,319
   Film inventory                                        (653,018)    (386,216)
   Prepaid/refundable taxes                              (335,324)    (178,005)
   Prepaid expenses and other current assets              106,785     (347,138)
   Security deposits and other assets                     250,088       44,309
   Due to licensors                                     1,050,145       67,351
   Media payable                                       (8,713,037)        -
   Accounts payable and accrued expenses                  (97,118)     106,138
                                                      ------------   ----------
   Net cash provided by operating activities            2,867,441      673,742
                                                      ------------   ----------
INVESTING ACTIVITIES:
  Purchase of furniture, fixtures and equipment           (38,021)     (14,159)
                                                      ------------   ----------
       Net cash used in investing activities              (38,021)     (14,159)
                                                      ------------   ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS               2,829,420      659,583

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          7,371,311    6,275,146
                                                      ------------   ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD              $10,200,731   $6,934,729
                                                      ============ ============



See notes to consolidated financial statements

LEISURE CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 1995

Note 1

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes as required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for three months ending March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in Leisure Concepts, Inc.'s ("LCI" or the "Company") Form 10-K for the year ended December 31, 1994.

Note 2

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: For a summary of significant accounting policies reference is made to the Company's report on Form 10-K previously filed for the year ended December 31, 1994.

Note 3

PER SHARE AMOUNTS: Earnings per common and dilutive common equivalent share are based on the weighted average number of shares and common equivalent shares outstanding during the period. Common shares issuable upon the exercise of options are included as common equivalent shares when their inclusion is dilutive using the treasury stock method.

Note 4

STOCK OPTIONS:
In accordance with the provisions of the 1994 stock option plan, on January 1, 1995 options to purchase 100,000 shares of the Company's common stock were granted to the Chairman and Chief Executive Officer of the Company and options to purchase 50,000 shares were granted to each of the two outside directors. All such options were at an exercise price of $3.625 the market price of the Company's common stock at that time. In addition, options to purchase 130,000 shares of the Company's common stock were granted to employees other than directors under the Company's 1993 and 1986 Plans. Such options were at an exercise price of $2.625, the market price of the Company's common stock at that time.

Note 5
RECLASSIFICATIONS: Certain reclassifications have been made to the 1994 financial statements to conform with the 1995 presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

The Company typically derives a substantial portion of its revenues from a small number of properties, which properties usually generate revenues only for a limited period of time. Because the Company's revenues are highly subject to changing fashion in the toy and entertainment business, its licensing revenues from year to year from particular sources are subject to dramatic increases and decreases. It is not possible to precisely anticipate the length of time a project will be commercially successful, if at all. Popularity of properties can vary from months to years. As a result, the Company's revenues and net income may fluctuate significantly between comparable periods. The Company's revenues have historically been primarily derived from the license of toy and game concepts. Thus a substantial portion of the Company's revenues and net income are subject to the seasonal variations of the toy and game industry. Typically, a majority of toy orders are shipped in the third and fourth calendar quarters. In addition the Company's media buying subsidiary concentrates its activities on the youth oriented market. As a result, most of its revenue is earned in the third and fourth quarters when the majority of toy and video game advertising occurs. As a result, in the Company's usual experience, its net income during the second half of the year will generally be greater than during the first half of the year. Furthermore, the Company has little control over the timing of guarantee and minimum payments, some of which are made upon the execution and delivery of license agreements.

Three Months Ended March 31, 1995 Compared to Three Months Ended March 31, 1994

Net revenue decreased 42% ($674,000) for the three month period ended March 31, 1995 as compared to the same period in 1994. Increased revenue was recognized from the Nintendo property, however substantial decreases occurred in the "Swan Princess" and "Shadow" properties. Both of these properties were tied to the success of theatrical motion pictures released during 1994. Such theatrical releases were not sufficiently successful to provide sustained interest in associated licensed merchandise. Licensing revenues from the Company's international subsidiary increased moderately from the comparable period in the prior year primarily due to the success of the property "Tots TV" a British preschool program. Revenue from Summit Media was consistent with the comparable year ago period. Due to the seasonal nature of Summit's business, the majority of its revenue will be recognized during the second half of the year.

Selling, general and administrative expenses increased by 3% ($57,000) for the three month period ended March 31, 1995 when compared to the same period in 1994. The higher level of expenditures in the current year are principally due to increased costs associated with expanding the operations of Summit Media to accommodate new business. Summit provides media buying, planning and television syndication services specializing in the youth oriented market. These increases were offset for the most part by cost reductions initiated in 1994 in the Company's licensing business.


At March 31, 1995 there were approximately $2,851,000 of capitalized film production costs. The increase in such costs from December 31, 1994 relates to a television series project titled "WMAC Masters". "WMAC Masters" is a weekly syndicated television program produced by the Company's 4Kids Productions subsidiary in cooperation with Renaissance Atlantic Films. The Program is scheduled for launch in the Fall of 1995 and has been cleared for broadcast in over 80% of the country by the Company's Summit Media subsidiary.

Amortization of capitalized film cost decrease by approximately $230,000 for the three month period ending March 31, 1995 when compared to the same period in 1994. The 1994 amortization related primarily to the Monster Wars syndicated television program.


Interest income increased by approximately 66% ($45,000) for the three months ending March 31, 1995 as compared to the same period last year. The increase in interest income for the three months is primarily due to higher yields on invested cash.

LIQUIDITY AND CAPITAL RESOURCES:

At March 31, 1995, the Company had working capital of $8,094,157 as compared to working capital of $8,159,128 at December 31, 1994. The decrease in working capital of $64,971 is primarily due to the cost of funding the operating loss of the Company's activities as well as funding the "WMAC Masters" television show.

Cash and cash equivalents increased by $2,829,420 from December 31, 1994. The increase in cash and cash equivalents is due primarily to the collection of receivables from the Company's seasonally higher 4th quarter activities. This increase was offset by cash expenditures associated with film inventory cost.

Accounts receivable, net (current and noncurrent) decreased from $17,963,280 at December 31, 1994 to $6,284,683 at March 31, 1995. This decrease is primarily due to the Company's media buying activities. The seasonality of the Company's business tends to generate higher receivables in the fourth quarter which are generally collected in the first quarter. As a result higher receivables at year end are converted to cash during the first quarter. There is a corresponding decrease in media payable of approximately $ 8,713,037.

Amounts due to licensor, which represents the owner's share of royalties collected, increased by $1,050,145 to $2,850,181 from December 31, 1994. The increase is primarily due to a higher amounts of royalties collected during the quarter which are payable to licensor after the close of the quarter.


In the opinion of management, the Company will be able to satisfy its foreseeable financial obligations from its current working capital. In addition, the Company has established a $5,000,000 unsecured credit facility with Chemical Bank for general working capital purposes. As of May 11, 1995 there have been no borrowings under this facility.

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits
                  None

         b.  Reports on Form 8-K
                  None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 11, 1995

LEISURE CONCEPTS, INC.


By:

Joseph P. Garrity
Executive Vice President
Chief Financial Officer