Form 10-Q/A
period 1995-03-31
LEISURE CONCEPTS INC
filed 1995-07-07
CIK 58592

FORM 10-Q/A

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


                        YES      X               NO _______

                             LEISURE CONCEPTS, INC.
                                AND SUBSIDIARIES


                                      INDEX



                                                          PAGE NUMBER
Signature                                                      3
Exhibit Index                                                  4

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 6, 1995


LEISURE CONCEPTS, INC.



By:/s/ Joseph P. Garrity

   Joseph P. Garrity
   Executive Vice President
   Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit             Description              Page No.

27                  Financial Data              5
                     Schedule