Form 10-Q
period 1995-06-30
LEISURE CONCEPTS INC
filed 1995-08-14
CIK 58592

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the Quarterly Period Ended June 30, 1995
                                                 _____________

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ____________

                           COMMISSION FILE NO. 0-7843

                             LEISURE CONCEPTS, INC.
             (Exact name of registrant as specified in its Charter)

                                    NEW YORK
                                    --------
                            (State of Incorporation)

                                   13-2691380
                                   ----------
                     (I.R.S. Employer Identification Number)

                 1414 Avenue of the Americas, New York, New York
                 -----------------------------------------------
                    (Address of Principal Executive Offices)

                                      10019
                                      -----
                                   (Zip Code)

                                 (212) 758-7666
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

                                 NOT APPLICABLE
                                 --------------
(Former Name, Former Address and Former Fiscal Year if changed since last report)

     Indicate by a check mark whether the registrant: (1) has filed all annual, quarterly and other reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

        YES      X                  NO
              ________           _________


     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the close of the latest practicable date.

        Class                       Outstanding at August 10, 1995
-------------------------           ------------------------------
Common Stock, $.01 Par Value                   2,944,831

                             LEISURE CONCEPTS, INC.
                                AND SUBSIDIARIES
                                      INDEX


                                                                  PAGE NUMBER
PART I: FINANCIAL INFORMATION


        Item 1: Financial Statements

        Consolidated Balance Sheets                                  1
        June 30, 1995 (Unaudited) and
        December 31, 1994.

        Consolidated Statements of Operations                        2
        Six and Three Months Ended
        June 30, 1995 and 1994 (Unaudited)

        Consolidated Statements of Cash Flows                        3
        Six Months Ended
        June 30, 1995 and 1994 (Unaudited)

        Notes to Consolidated Financial                              4
        Statements (Unaudited)

        Item 2: Management's Discussion and Analysis                 6
        of Financial Condition and Results of Operations



PART II:  OTHER INFORMATION                                          9

LEISURE CONCEPTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                         JUNE 30,      DECEMBER 31,
                                                           1995            1994
                                                       (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                             $3,851,848     $7,371,311
  Accounts receivable, net                               3,566,053     14,908,245
  Film inventory-net                                     2,298,969        764,259
  Prepaid refundable income taxes                        1,315,480        565,493
  Prepaid expenses and other current assets                576,060        416,142
                                                      ------------- --------------
       Total current assets                             11,608,410     24,025,450
                                                      ------------- --------------
FURNITURE, FIXTURES AND COMPUTER EQUIPMENT- (Net)          392,187        392,481

FILM INVENTORY - Noncurrent                              1,448,307      1,448,307

ACCOUNTS RECEIVABLE - Noncurrent, net                    2,813,330      3,055,035

SECURITY DEPOSITS AND OTHER ASSETS                         147,981        455,123
                                                      ------------- --------------
TOTAL ASSETS                                           $16,410,215    $29,376,396
                                                      ============= ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Due to licensors                                      $1,782,502     $1,800,036
  Media payable                                          1,364,600     13,107,185
  Accounts payable and accrued expenses                    448,044        632,751
  Current deferred tax liability                           326,350        326,350
                                                      ------------- --------------
       Total current liabilities                         3,921,496     15,866,322

NONCURRENT DEFERRED TAX LIABILITY                          933,316        933,316
                                                      ------------- --------------
       Total liabilities                                 4,854,812     16,799,638
                                                      ------------- --------------
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value - authorized,
    3,000,000 shares; none issued
  Common stock, $.01 par value - authorized,
    10,000,000 shares; issued, 2,944,831 shares             29,448         29,448
  Additional paid-in capital                             4,429,906      4,429,906
  Retained earnings                                      7,096,049      8,117,404
                                                      ------------- --------------
       Total stockholders' equity                       11,555,403     12,576,758
                                                      ------------- --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $16,410,215    $29,376,396
                                                      ============= ==============

See notes to consolidated financial statements

LEISURE CONCEPTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                JUNE 30,    JUNE 30,    JUNE 30,   JUNE 30,
                                                  1995         1994       1995       1994
                                              ----------- -----------------------------------

REVENUES:
  Net revenues                                    $773,545    $503,334 $1,707,087 $2,110,286
COST AND EXPENSES:
  Selling, general and administrative cost       1,737,668   1,897,054  3,621,473  3,723,607
  Amortization of capitalized film cost             50,334     561,712     63,966    804,631
                                              ------------- ----------- ----------- ---------
         Total cost and expenses                 1,788,002   2,458,766  3,685,439  4,528,238
                                              ------------- ----------- ----------- ---------
                                                (1,014,457) (1,955,432)(1,978,352)(2,417,952)

INTEREST INCOME                                     74,973      72,157    186,997    139,529
                                              ------------- ----------- ----------- ---------
LOSS BEFORE INCOME TAX (BENEFIT)                  (939,484) (1,883,275)(1,791,355)(2,278,423)
INCOME TAX (BENEFIT)                              (404,000)   (810,000)  (770,000)  (980,000)
                                              ------------- ----------- ----------- ---------
NET LOSS                                         ($535,484)($1,073,275)(1,021,355)(1,298,423)
                                              ============ ============ ========== ==========
PER SHARE AMOUNTS
Loss per common and dilutive
common equivalent share                             ($0.18)     ($0.35)    ($0.34)    ($0.41)
                                              ============ ============ ========== ==========
Loss per common share-
assuming full dilution                              ($0.18)     ($0.35)    ($0.34)    ($0.41)
                                              ============ ============ ========== ==========


Weighted average number of common and
common equivalent shares outstanding             2,984,978   3,033,505  2,985,275  3,160,336
                                              ============ ============ ========== ==========


See notes to consolidated financial statements.

LEISURE CONCEPTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                      JUNE 30,       JUNE 30,
                                                        1995           1994
                                                   ------------    ------------
OPERATING ACTIVITIES:
 Net loss                                            ($1,021,355)  ($1,298,423)
  Adjustments to reconcile net loss to net cash
   used in operating activity
    Depreciation and amortization                        104,530        90,493
    Amortization of capitalized film cost                 63,966       804,631
    Changes in assets and liabilities (using)
      providing cash:
    Accounts receivable                               11,583,897       402,565
    Film inventory                                    (1,598,676)     (653,317)
    Prepaid expenses and other current assets           (159,918)     (246,054)
    Prepaid/Refundable income taxes                     (749,987)     (987,669)
    Security deposits and other assets                   277,142        20,308
    Due to licensors                                     (17,534)   (1,602,090)
    Accounts payable and accrued expenses               (184,707)      177,086
    Media payable                                    (11,742,585)    2,321,848
                                                   --------------  ------------
     Net cash used in operating activities            (3,445,227)     (970,622)
                                                   --------------  ------------
INVESTING ACTIVITIES:
  Purchase of furniture and fixtures                     (74,236)      (30,247)
                                                   --------------  ------------
     Net cash used in investing activities               (74,236)      (30,247)
                                                   --------------  ------------
FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                -              62,500
                                                   --------------  ------------
     Net cash provided by financing activities           -              62,500
                                                   --------------  ------------
NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                    (3,519,463)     (938,369)
CASH AND CASH EQUIVALENTS, BEGINNING PERIOD            7,371,311     6,275,146
                                                   --------------  ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD               3,851,848     5,336,777
                                                   ==============  ============






See notes to consolidated financial statements.

LEISURE CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 1995

Note 1

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes as required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for six months ending June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in Leisure Concepts, Inc.'s ("LCI" or the "Company") Form 10-K for the year ended December 31, 1994.

Note 2

     SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES: For a summary of significant accounting policies reference is made to the Company's report on Form 10-K previously filed for the year ended December 31, 1994.

Note 3

     RECLASSIFICATIONS: Certain reclassifications have been made to the 1994 financial statements to conform to the 1995 presentation.

Note 4

     PER SHARE AMOUNTS: Earnings per common and dilutive common equivalent share are based on the weighted average number of shares and common equivalent shares outstanding during the period. Common shares issuable upon the exercise of options are included as common equivalent shares when their inclusion is dilutive using the treasury stock method.

Note 5

     STOCK OPTIONS: In accordance with the provisions of the 1994 stock option plan, options to purchase 100,000 shares of the Company's common stock were granted in the first quarter of 1995 to the Chairman and Chief Executive Officer of the Company and options to purchase 50,000 shares were granted to each of the two outside directors. All such options were at an exercise price of $3.625 the market price of the Company's common stock at the time of grant. In addition, options to purchase 130,000 shares of the Company's common stock were granted in the first quarter of 1995 to employees other than directors under the Company's 1993 and 1986 plans. Such options were at an exercise price of 2.625, the market price of the Company's common stock at the time of grant.

Note 6

COMMITMENTS AND CONTINGENCIES:

     b) Credit Facility- The Company's unsecured $5,000,000 line of credit (the "Credit Facility") from Chemical Bank which was scheduled to expire on June 30, 1995 has been renewed through June 30, 1996. It is intended that the proceeds of any borrowing under the Credit Facility will be used for general working capital purposes. The Credit Facility provides for an interest rate of 1/2% over the bank's prime rate. As of June 30, 1995 the Company had no borrowings under the Credit Facility.

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


Three and Six Months Ended June 30, 1995 Compared to Three and Six Months
 Ended June 30, 1994

     Net revenue increased 54% ($271,000) and decreased 19% ($403,000) for the three and six month periods ended June 30, 1995 as compared to the same periods in 1994. For the three month period increased revenue was recognized from the Nintendo, James Bond and Polly Pocket properties offset by decreased revenue from the World Wrestling Federation property. The six month period also benefitted from the Nintendo and Polly Pocket increases, however these were not sufficient to offset substantial decreases in the Swan Princess and Shadow properties. Both of these properties were tied to the success of theatrical motion pictures during 1994. Such theatrical releases were not sufficiently successful to provide sustained interest in associated licensed merchandise.

     Licensing revenues from the Company's international subsidiary were moderately ahead of the comparable periods in 1994 primarily due to the success of the property "Tots TV" a British pre-school program.


     Revenue from Summit Media increased over the comparable periods of 1994 as a result of its media buying activities. Due to the seasonal nature of Summit's business, the majority of its revenue will be recognized during the second half of the year.

     Selling, general and administrative expenses decreased by 8% ($159,386) and 3% ($102,134) for the three and six month periods ended June 30, 1995 when compared to the same periods in 1994. The lower level of expenditures in the three and six month periods are principally due to the effect of cost reductions initiated in 1994 in the Company's licensing business. These reductions were offset to some extent by increased costs associated with expanding the operations of Summit Media to accommodate new business.


     At June 30, 1995 there were approximately $3,747,276 of capitalized film production costs. The increase in such costs from December 31, 1994 relates to the television series "WMAC Masters". "WMAC Masters" is a weekly syndicated television program produced by the Company's 4Kids Productions subsidiary in cooperation with Renaissance Atlantic Films. This weekly half hour TV program which was syndicated by the Company's Summit Media subsidiary premiers September 16, 1995 in over 80% of the Country.


     Amortization of capitalized film cost decreased by approximately 91% ($511,378) and 92% ($740,665) for the three and six month periods when compared to the same periods in 1994. The 1994 amortization relates primarily to the Monster Wars syndicated television program. At June 30, 1995 the percentage of unamortized film cost of $3,747,276 expected to be amortized within the next three years exceeds 80%. The Company periodically evaluates its anticipated revenue from film production and, consequently, amortization rates may change as a result of such estimates.


     Interest income increased by approximately 34% ($47,000) for the six month period ending June 30, 1995 as compared to the same period in 1994. This increase is primarily attributable to higher yields on higher levels of invested cash during the first three months of the year.

LIQUIDITY AND CAPITAL RESOURCES:

     At June 30, 1995 the Company had working capital of $7,686,914 as compared to working capital of $8,159,128 at December 31, 1994. The decrease in working capital of $472,214 is primarily due to the cost of funding the operating loss of the Company's activities during the seasonally slack first half.

     Cash and cash equivalents decreased by $3,519,463 from December 31, 1994. The decrease in cash and cash equivalents is due primarily to cash expenditures associated with funding the production of "WMAC Masters" which completes production in August of 1995. Additional cash expenditures were required to fund the operating losses for the six month period ended June 30, 1995.

     Accounts receivable, net (current and noncurrent) decreased from $17,963,280 at December 31, 1994 to $6,379,383 at June 30, 1995. The decrease is primarily due to the Company's media buying activities. The seasonality of the Company's business tends to generate higher receivables in the fourth quarter which are generally collected in the first quarter. As a result higher receivables at year end are converted to cash during the first quarter. There is a corresponding decrease in media payable of approximately $11,742,585.

     Amounts due to licensor, which represents the owner's share of royalties collected, were comparable in amount at June 30, 1995 when compared to December 31, 1994.

     In the opinion of management, the Company will be able to satisfy its foreseeable financial obligations from its current working capital. In addition, as described in Note 6 to the financial statements the Company has established a $5,000,000 unsecured credit facility with Chemical Bank for general working capital purposes. As of August 11, 1995 there have been no borrowings under this facility.

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

                a.  Exhibits
                            27    Financial Data Schedule

                b.  Reports on Form 8-K
                            None

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 11, 1995

LEISURE CONCEPTS, INC.


By: /s/ Joseph P. Garrity
Joseph P. Garrity
Executive Vice President
Chief Financial Officer