Form 10-Q
period 1995-09-30
LEISURE CONCEPTS INC
filed 1995-11-14
CIK 58592

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

      For the Quarterly Period Ended     September 30, 1995
                                        --------------------------------


                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                 to
                                     --------------     ----------------

                           COMMISSION FILE NO. 0-7843

                             LEISURE CONCEPTS, INC.
             (Exact name of registrant as specified in its Charter)

                                    NEW YORK
                                   ----------
                            (State of Incorporation)

                                   13-2691380
                                  ------------
                     (I.R.S. Employer Identification Number)

                 1414 Avenue of the Americas, New York, New York
                -------------------------------------------------
                    (Address of Principal Executive Offices)

                                      10019
                                     -------
                                   (Zip Code)

                                 (212) 758-7666
                                ----------------
              (Registrant's Telephone Number, Including Area Code)

                                 NOT APPLICABLE
                                ----------------

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

                         YES     X       NO
                             ---------      ---------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the close of the latest practicable date.

           Class                      Outstanding at November 13, 1995
----------------------------          --------------------------------
Common Stock, $.01 Par Value                       2,944,831

                             LEISURE CONCEPTS, INC.
                                AND SUBSIDIARIES
                                      INDEX


                                                                 PAGE NUMBER
PART I:       FINANCIAL INFORMATION


    Item 1:   Financial Statements

    Consolidated Balance Sheets                                            1
    September 30, 1995 (Unaudited) and
    December 31, 1994.

    Consolidated Statements of Operations                                  2
    Nine and Three Months Ended
    September 30, 1995 and 1994 (Unaudited)

    Consolidated Statements of Cash Flows                                  3
    Nine Months Ended
    September 30, 1995 and 1994 (Unaudited)

    Notes to Consolidated Financial                                        4
    Statements (Unaudited)

    Item 2:   Management's Discussion and Analysis                         6
    of Financial Condition and Results of Operations



PART II:  OTHER INFORMATION                                                9

LEISURE CONCEPTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                      SEPTEMBER 30,     DECEMBER 31,
                                                          1995              1994
                                                          ----              ----
ASSETS                                                 (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                             $3,284,433        $7,371,311
  Accounts receivable, net                               4,077,988        14,908,245
  Film inventory--net                                    2,783,013           764,259
  Prepaid refundable income taxes                        1,593,211           565,493
  Prepaid expenses and other current assets                600,613           416,142
                                                      -------------    --------------
       Total current assets                             12,339,258        24,025,450
                                                      -------------    --------------
FURNITURE, FIXTURES AND COMPUTER EQUIPMENT--(Net)          390,450           392,481

FILM INVENTORY -- Noncurrent                             1,448,307         1,448,307

ACCOUNTS RECEIVABLE -- Noncurrent, net                   2,902,525         3,055,035

SECURITY DEPOSITS AND OTHER ASSETS                         199,798           455,123
                                                      -------------    --------------
TOTAL ASSETS                                           $17,280,338       $29,376,396
                                                      =============    ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Due to licensors                                      $1,624,881        $1,800,036
  Media payable                                          2,579,247        13,107,185
  Accounts payable and accrued expenses                    514,972           632,751
  Current deferred tax liability                           326,350           326,350
                                                      -------------    --------------
       Total current liabilities                         5,045,450        15,866,322

NONCURRENT DEFERRED TAX LIABILITY                          933,316           933,316
                                                      -------------    --------------
       Total liabilities                                 5,978,766        16,799,638
                                                      -------------    --------------
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value -- authorized,
    3,000,000 shares; none issued
  Common stock, $.01 par value -- authorized,
    10,000,000 shares; issued, 2,944,831 shares             29,448            29,448
  Additional paid-in capital                             4,429,906         4,429,906
  Retained earnings                                      6,842,218         8,117,404
                                                      -------------    --------------
       Total stockholders' equity                       11,301,572        12,576,758
                                                      -------------    --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $17,280,338       $29,376,396
                                                      =============    ==============

See notes to consolidated financial statements

LEISURE CONCEPTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                            SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                1995              1994              1995              1994
                                          ----------------   ---------------   ---------------   ---------------
REVENUES:
  Net revenues                                 $1,283,252        $1,857,900        $2,990,339        $3,968,186

COST AND EXPENSES:
  Selling, general and administrative cost      1,698,438         1,779,974         5,319,911         5,503,671
  Amortization of capitalized film cost            85,025            75,336           148,991           879,967
                                          ----------------   ---------------   ---------------   ---------------
         Total cost and expenses                1,783,463         1,855,310         5,468,902         6,383,638
                                          ----------------   ---------------   ---------------   ---------------
                                                 (500,211)            2,590        (2,478,563)       (2,415,452)

INTEREST INCOME                                    54,383            86,613           241,380           226,142
                                          ----------------   ---------------   ---------------   ---------------
INCOME (LOSS) BEFORE INCOME
TAX (BENEFIT)                                    (445,828)           89,203        (2,237,183)       (2,189,310)

INCOME TAX (BENEFIT)                             (192,000)           39,000          (962,000)         (941,000)
                                          ----------------   ---------------   ---------------   ---------------
NET INCOME (LOSS)                               ($253,828)          $50,203        (1,275,183)       (1,248,310)
                                          ================   ===============   ===============   ===============
PER SHARE AMOUNTS
Earnings (loss) per common and dilutive
  common equivalent share                          ($0.08)            $0.02            ($0.42)           ($0.40)
                                          ================   ===============   ===============   ===============
Earnings (loss) per common share--
  assuming full dilution                           ($0.08)            $0.02            ($0.42)           ($0.40)
                                          ================   ===============   ===============   ===============



Weighted average number of common and
  common equivalent shares outstanding          3,001,555         2,991,946         2,990,702         3,113,783
                                          ================   ===============   ===============   ===============



See notes to consolidated financial statements.

LEISURE CONCEPTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                            SEPTEMBER 30,      SEPTEMBER 30,
                                                                1995              1994
                                                           --------------     -------------
OPERATING ACTIVITIES:
 Net loss                                                    ($1,275,183)      ($1,248,310)
  Adjustments to reconcile net loss to net cash
   (used in) provided by operating activity
    Depreciation and amortization                                174,472           137,062
    Amortization of capitalized film cost                        148,991           879,967
    Changes in assets and liabilities (using)
      providing cash:
    Accounts receivable                                       10,982,767         3,309,948
    Unearned advances                                            --              1,000,000
    Film inventory                                            (2,167,744)       (1,091,619)
    Prepaid expenses and other current assets                   (184,471)         (212,508)
    Prepaid/Refundable income taxes                           (1,027,718)          519,394
    Security deposits and other assets                           193,789            76,833
    Due to licensors                                            (175,155)       (2,172,877)
    Accounts payable and accrued expenses                       (117,779)          679,097
    Media payable                                            (10,527,938)       (1,763,713)
                                                           --------------     -------------
     Net cash (used in) provided by operating activies        (3,975,969)          113,274
                                                           --------------     -------------
INVESTING ACTIVITIES:
  Purchase of furniture and fixtures                            (110,909)         (117,605)
                                                           --------------     -------------
     Net cash used in investing activities                      (110,909)         (117,605)
                                                           --------------     -------------
FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                        --                 62,500
                                                           --------------     -------------
     Net cash provided by financing activities                   --                 62,500
                                                           --------------     -------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                            (4,086,878)           58,169
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 7,371,311         6,275,146
                                                           --------------     -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       3,284,433         6,333,315
                                                           ==============     =============


See notes to consolidated financial statements.

LEISURE CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 1995

Note 1

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes as required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in Leisure Concepts, Inc.'s ("LCI" or the "Company") Form 10-K for the year ended December 31, 1994.

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

Note 5

STOCK OPTIONS:
In accordance with the provisions of the 1994 stock option plan, options to purchase 100,000 shares of the Company's common stock were granted in the first quarter of 1995 to the Chairman and Chief Executive Officer of the Company and options to purchase 50,000 shares were granted to each of the two outside directors. All such options were at an exercise price of $3.625 the market price of the Company's common stock at the time of grant. In addition, options to purchase 174,500 shares of the Company's common stock were granted to employees other than directors under the Company's option plans. Such options were granted at exercise prices ranging from $2.625 to $3.8125, the market price of the Company's common stock at the time of grant.

Note 6

COMMITMENTS AND CONTINGENCIES:

Credit Facility- The Company's unsecured $5,000,000 line of credit (the "Credit Facility") from Chemical Bank which was scheduled to expire on June 30, 1995 has been renewed through June 30, 1996. It is intended that the proceeds of any borrowing under the Credit Facility will be used for general working capital purposes. The Credit Facility provides for an interest rate of 1/2% over the bank's prime rate. As of September 30, 1995 the Company had no borrowings under the Credit Facility.

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

Three and Nine Months Ended September 30, 1995 Compared to Three and Nine Months Ended September 30, 1994

Consolidated net revenue decreased 31% ($575,000) and 25%($978,000) for the three and nine month periods ended September 30, 1995 as compared to the same periods in 1994. For the three month period decreased licensing revenue was recognized from the James Bond 007 property. In the comparable quarter of 1994, the Company recognized approximately $500,000 from a James Bond licensing agreement with a major video game company. Offsetting this decrease to some extent were revenues from new licensing agreements related to the properties Polly Pocket, Santo Bugito and the Company's WMAC Masters. The nine month period also benefitted from the Polly Pocket, Santo Bugito and WMAC Masters increases, however these were not sufficient to offset substantial decreases in the Swan Princess and Shadow properties.

Both The Swan Princess and The Shadow were tied to the success of theatrical motion pictures during 1994. Such theatrical releases were not sufficiently successful to provide sustained interest in associated licensed merchandise.

Licensing revenues from the Company's international subsidiary increased moderately as compared to the comparable periods in 1994. The increase is primarily due to the success of the property "Tots TV" a British pre-school program.

Revenue from Summit Media decreased over the comparable periods of 1994 as a result of its media buying activities. Due to the seasonal nature of Summit's business, the majority of its revenue will be recognized during the fourth quarter.

Selling, general and administrative expenses decreased by 5% ($81,500) and 3% ($184,000) for the three and nine month periods ended September 30, 1995 when compared to the same periods in 1994. The lower level of expenditures in the three and nine month periods are principally due to the effect of cost reductions initiated in 1994 in the Company's licensing business. These reductions were offset to some extent by increased costs associated with expanding the operations of Summit Media to accommodate new business.

At September 30, 1995 there were approximately $4,231,320 of capitalized film production costs. The increase in such costs from December 31, 1994 relates to the television series "WMAC Masters". "WMAC Masters" is a weekly syndicated television program produced by the Company's 4Kids Productions subsidiary in cooperation with Renaissance Atlantic Films. This weekly half hour TV program which was syndicated by the Company's Summit Media subsidiary premiered September 16, 1995 in over 80% of the Country.

Amortization of capitalized film cost increased by approximately 12% ($9,600) and decreased 83% ($731,000) for the three and nine month periods when compared to the same periods in 1994. The 1994 amortization relates primarily to the Monster Wars syndicated television program. At September 30, 1995 the percentage of unamortized film cost of $4,231,320 expected to be amortized within the next three years exceeds 80%. The Company periodically evaluates its anticipated revenue from film production and, consequently, amortization rates may change as a result of such estimates.

Interest income increased by approximately 7% ($15,000) for nine month period ending September 30, 1995 as compared to the same period in 1994. This increase is primarily attributable to higher yields on higher levels of invested cash during the first three months of the year.

LIQUIDITY AND CAPITAL RESOURCES:

At September 30, 1995 the Company had working capital of $7,293,808 as compared to working capital of $ 8,159,128 at December 31, 1994. The decrease in working capital of $865,320 is primarily due to the cost of funding the operating loss of the Company's activities during the first nine months of the year.

Cash and cash equivalents decreased by $4,086,878 from December 31, 1994. The decrease in cash and cash equivalents is due primarily to cash expenditures associated with funding the production of "WMAC Masters" which had substantially completed production at September 30, 1995. Additional cash expenditures were required to fund the operating losses for the nine month period ended September 30, 1995.

Accounts receivable, net (current and noncurrent) decreased from $17,963,280 at December 31, 1994 to $ 6,980,513 at September 30,
1995. The decrease is primarily due to the Company's media buying activities. The seasonality of the Company's business tends to generate higher receivables in the fourth quarter which are generally collected in the first quarter. As a result higher receivables at year end are converted to cash during the first quarter. There is a corresponding decrease in media payable of approximately $10,527,938.

Amounts due to licensor, which represents the owner's share of royalties collected, were comparable in amount at September 30, 1995 when compared to December 31, 1994.

In the opinion of management, the Company will be able to satisfy its foreseeable financial obligations from its current working capital. In addition, as described in Note 6 to the financial statements the Company has established a $5,000,000 unsecured credit facility with Chemical Bank for general working capital purposes. As of November 13, 1995 there have been no borrowings under this facility.

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

Dated: November 13, 1995

LEISURE CONCEPTS, INC.


By: /s/ Joseph P. Garrity
   -----------------------
Joseph P. Garrity
Executive Vice President
Chief Financial Officer