Form 10-K
period 1995-12-31
LEISURE CONCEPTS INC
filed 1996-04-01
CIK 58592

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

                           Commission File No. 0-7843

            4Kids Entertainment, Inc. (f/k/a Leisure Concepts, Inc.)
             (Exact name of registrant as specified in its charter)

            New York                                            13-2691380
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

1414 Avenue of the Americas, New York, New York                    10019
   (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code: (212) 758-7666

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                          Yes   X         No
                              -----          -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $5,612,078 (based upon the average of the high and low prices of Registrant's Common Stock, $.01 par value, as of March 22, 1996).

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value                   2,944,831
     (Title of Class)                 (No. of Shares Outstanding
                                           at March 22, 1996)

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                     PART I


Item 1.   Business

          (a) General Development of Business. 4Kids Entertainment, Inc.,(the "Company" ) operating through four wholly owned subsidiaries described below, functions as a vertically integrated entertainment based company. The Company provides a comprehensive range of services including toy design and development, domestic and international merchandise licensing, media buying and planning, international and domestic television distribution and television production. On November 16, 1995, the shareholders approved a proposal to amend the Certificate of Incorporation to change its name from Leisure Concepts, Inc. to 4Kids Entertainment, Inc. to better reflect the nature of the business.

The Company principally operates through four wholly owned subsidiaries, Leisure Concepts, Inc., Leisure Concepts International, Inc., The Summit Media Group, Inc.and 4Kids Productions, Inc.

Leisure Concepts is engaged primarily in the business of domestic and international licensing of the commercial rights to properties, personalities, and product concepts. Leisure Concepts typically acts as exclusive agent in connection with the grant to third parties of licenses to manufacture and sell all types of merchandise based on such properties, personalities and concepts. The licensing of these rights has been primarily in the areas of toys, games and other juvenile merchandise, although grants have also been made in other fields, including the food, toiletries, apparel and footwear industries. These rights are also licensed in connection with the production of television shows, motion pictures and publications such as magazines, juvenile books and comic strips.

Leisure Concepts International, based in the Company's London office, provides hands-on management of properties in the important United Kingdom and European marketplace.

The Summit Media Group provides media planning, buying and marketing services primarily for toy and video game companies. Summit Media also provides television distribution services.

4Kids Productions is a television and home video production company specializing in youth-oriented entertainment programming.

          (b) Financial Information About Industry Segments. For the past three fiscal years, the Company has been engaged in only one industry segment. Substantially all its revenue, operating profit or loss and identifiable assets during such fiscal years were attributable to that segment.

          (c) Narrative Description of the Business.



               (1) Licensing (Other Than Product Concepts). The Company's licensing activities are conducted through its subsidiary, Leisure Concepts, Inc. ("LCI"). The licenses in this category of activity are typically based upon well-known personalities, fictional and fanciful characters, and established properties often from the entertainment field. These rights in some cases may be licensed from the owners of such properties and sublicensed to others, or LCI may acquire the right to represent such owners, usually exclusively, in the granting of such rights to third parties, negotiating licensing arrangements directly with manufacturers or users and supervising the implementation of the agreements.

          A license agreement offered to manufacturers in the industry or industries LCI considers appropriate, may provide the right to manufacture and sell a broad range of toy products of various categories (a "master toy license") or it may be limited to the right to manufacture and sell a specific product or product lines. The typical licensing arrangement provides for the payment of royalties based upon a percentage of the manufacturer's aggregate net sales, at wholesale, of the products in question. LCI usually retains between 15% and 50% of the owner's licensing royalties, which generally range from 4% to 12% of net wholesale sales.

          As part of the standard licensing arrangements, the manufacturer usually pays LCI a nonrefundable advance which is applied in most cases against a guaranteed minimum royalty. The percentage of sales or royalty rate, and any nonrefundable advance on guaranteed minimum payment, are negotiated for each transaction and vary from industry to industry and from property to property. Generally the term of the license runs for one to two years, and may be renewed if certain minimum annual payments are received under the license agreement. In addition, the agreements usually provide that the rights under license will revert to the owner unless the manufacturer commences its marketing activities by a specified date and continues to market the products thereafter on a regular basis. The average start-up or lead time necessary for product manufacture and marketing is between approximately six and eighteen months. LCI does not assist in financing any of these endeavors.

          In the case of licenses for motion picture and television productions, the licensees pay fees for each production, sometimes preceded by option payments, and, usually in connection with television series, rerun payments for multiple exhibitions in the United States. In some cases LCI participates in the "net profits" (that is, income less deduction of fees and chargeable expenses and production costs) that may be realized from the exploitation of the property in question.

          Licensing revenues accounted for approximately 52%, 60% and 75% of consolidated net revenues for the years ended December 31, 1995, 1994 and 1993, respectively.

          (2) Certain Licensed Properties Represented Exclusively by Leisure Concepts, Inc. Among the licensed properties represented exclusively by LCI are the following:

          o Nintendo of America Inc. ("Nintendo"), for the various characters, trademarks, and copyrights arising out of the software for the video cartridge games developed and owned by Nintendo. LCI represents Nintendo on a worldwide basis, other than Japan. These video games ranked among the top toy sellers in the United States in 1993, 1994 and 1995.

          o James Bond 007. In the fourth quarter of 1995 MGM/UA released the 17th motion picture in the series entitled "Goldeneye," starring Pierce Brosnan as Bond.

          o The syndicated weekly TV show, "WMAC Masters", which features the nation's first live action martial arts competition series.

          o The CBS weekly animated show "Santo Bugito," about a small border town's colorful insect population.

          o Carlo Collodi's Pinocchio, a live action theatrical release scheduled for the summer of 1996 by New Line Cinema and Kusher-Locke/Savoy.

          o Pillow People, a new weekly animated children's show debuting in the fall of 1996.

          o The "Polly Pocket" and "Mighty Max", miniature playsets for girls and boys distributed by Mattel.

          o The Puttermans, prime time's battery-powered family featured on Duracell's highly rated television commercials.

          (3) Company-Owned Properties. World Martial Arts Council ("WMAC") is an entertainment-based property utilizing skilled martial arts professionals that was developed and is owned by the Company. The WMAC Masters television series was launched in September of 1995. The Company has entered into a master toy license agreement under which Bandai will market and distribute toys and video games for the WMAC.

          (4) Product Concepts. The product concepts developed by LCI usually consist of a novel theme for a line of merchandise. LCI may conceive of an idea and then develop it at its expense by preparing drawings or models of the products or examples of various uses of the concepts, including descriptions or illustrations of plans for the marketing and merchandising of the product lines in question. LCI will then seek to license the product concept to manufacturers for which LCI will typically receive a royalty based upon the manufacturer's wholesale sales. Other times, although LCI has not created the original concept, it will assist in developing a concept, initially conceived by others, into a commercially viable product line, in which case LCI may act as the licensor, as the agent for the rights holder of the concept in question or may simply receive a royalty for services rendered. LCI does not typically finance the activities of the manufacturers to which it licenses product concepts. However, LCI sometimes enters into arrangements under which it defers its royalties until after the manufacturer has recouped cost of production. Furthermore, because the overhead associated with the development of product concepts is relatively low, this activity has generally been profitable for LCI. There can be no assurance, however, that the development of product concepts will be successful in the future.

          Examples of product concepts are "Quiz Wiz", "2-XL" and "Toby Terrier", which the Company represents on a worldwide basis. "Quiz Wiz" is an electronic hand-held computer answer game. "2-XL" is an interactive toy robot that questions and teaches children about a variety of educational subjects. "Toby Terrier" is a toy dog which interacts with specially programmed videotapes. LCI licenses these properties to Tiger Electronics Inc. ("Tiger"), which is a major shareholder of the Company.

          The Company's agreements with Tiger are on substantially similar terms and conditions as other agreements for similar properties represented by the Company. For a description of certain agreements among Tiger, Mr. Randy Rissman, the President and controlling shareholder of Tiger and Alfred R. Kahn, the Company's Chairman, see "Business Experience", "Executive Compensation", "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions" below.

          (5) Media Buying, Planning and Television Syndication. The Company's subsidiary The Summit Media Group, Inc. ("Summit Media"), provides clients, including among others, Tiger, with media planning, buying and marketing services, and television syndication services. Media buying accounted for 33%, 26% and 7% of consolidated net revenues for the years ended December 31, 1995, 1994 and 1993, respectively. Summit Media's current syndications include " WMAC Masters", the weekly live action martial arts competition and "Mega Man," an animated series based on the popular video game character. Summit also syndicates the holiday specials "Mr. Magoo's Christmas Carol" and "Cinderella on Ice".

          (6) Television and Home Video Production. The Company's subsidiary 4Kids Productions, Inc. ("4Kids Productions") is a television and home video production company specializing in youth-oriented entertainment programming. 4Kids Productions is currently producing a series of nine one-half hour programs for the Atlanta Committee for the 1996 Olympic Games which run on the NBC television network. In addition, 4Kids Productions is co-producing
"WMAC Masters" with Renaissance Atlantic Films.

          (7) Dependence on a Few Sources of Licensing Revenues. The Company typically derives a substantial portion of its licensing revenues from a small number of properties, which properties usually generate revenues only for a limited period of time. Because the Company's licensing revenues are highly subject to changing fashion in the toy and entertainment business, its licensing revenues from year to year from particular sources are subject to dramatic increases and decreases. It is not possible to precisely anticipate the length of time a project will be commercially successful, if at all. Popularity of properties can vary from months to years. In addition, the Company has little control over the timing of guarantee and minimum payments, some of which are made upon the execution and delivery of license agreements. Because of this, the Company must continually seek new properties from which it can derive revenues.

          No individual property contributed licensing revenues in excess of 10% of consolidated net revenues for fiscal 1995. The only client/licensee which contributed revenues individually in excess of 10% of consolidated net revenues for fiscal 1995 was Tiger.

          (8) Trademarks and Copyrights. The Company generally does not own any trademarks or copyrights in properties which it licenses. These rights are typically owned by the creator or by the entity, such as a master toy licensee or television producer, which may expend substantial amounts in developing or promoting the concept. The Company does own the copyrights and trademarks to "Charlie Chan" and the Company's project "WMAC Masters".

          (9) Seasonal Aspects. A substantial portion of the Company's revenues and net income are subject to the seasonal variations of the toy and game industry. Typically, a majority of toy orders are shipped in the third and fourth calendar quarters. As a result, in the Company's usual experience, its net income during the second half of the year will generally be greater than during the first half of the year. In addition, Summit Media's business is also seasonal as the majority of toy and video game advertising occurs in the second half of the year.

          (10) Competition. The principal competitors of the Company's licensing activities (including product concepts) are the product development, merchandising, marketing and advertising departments of toy and other juvenile merchandise manufacturers and motion picture studios as well as independent advertising agencies, licensing companies and numerous individuals acting as licensing representatives. There are also many independent product development firms with which the Company competes. Many of these companies have substantially greater resources than the Company and represent properties which have been commercially successful for longer periods than properties represented by the Company. The Company believes it would be relatively easy for a potential competitor to enter its market in light of the relatively small investment required to commence operations. However, the ultimate success of a new entrant in the field would depend on its access to toy and other manufacturers, sources of properties to be licensed, its know-how in the negotiation and subsequent administration of licenses, and the retail market acceptance of the property in question.

          The Company's media buying, planning and television syndication activities as well as its television and home video production activities operate in highly competitive industries and face as competitors many companies with substantially greater resources and distribution networks than the Company.

          (11) Employees. As of March 22, 1996, the Company had a total of 48 full-time employees.


Item 2.   Properties

          The following table sets forth, with respect to properties leased (none are owned) by the Company at March 22, 1996, the location of the property, the date on which the lease expires and the use which the Company makes of such facilities:

                                                                   Approximate
                                                                     Square
Address                      Expiration of Lease        Use           Feet
- -------                      -------------------        ---           ----
1414 Avenue of the Americas      May 31, 2004     Executive and      13,900
New York, New York                                Sales Office,
                                                  Media Buying
                                                  and Television
                                                  Production

11400 West Olympic Boulevard    March 18, 1999    Subleased           2,460
Los Angeles, California

403-404 The Plaza                 November 22,    International       1,200
535 Kings Road                     1997           Sales Office
London, England


          The Company considers that, in general, its physical properties are well maintained, in good operating condition and adequate for its purposes.

Item 3.  Legal Proceedings

          In December 1993, Pop, Inc. and its President commenced an action in the Supreme Court of the State of New York, County of New York against the Company, 4Kids Productions and Mr. Kahn alleging breach of contract and defamation in connection with the production of the "Monster Wars" television program. In April, 1994, the Court granted the Company's motions to dismiss several of the causes of action brought by the plaintiffs including the claims for defamation and unjust enrichment and all claims against Mr. Kahn personally. The Company believes it has meritorious defenses against the remaining breach of contract claim and is vigorously defending against such claim which seeks damages of approximately $942,600. In addition, the Company has filed counterclaims, including a claim for breach of contract, against the plaintiffs.

          In December, 1994 an action was commenced against the Company in Los Angeles Superior Court by Mark and Richard Striley seeking royalties and other unspecified damages in connection with the Company's representation of the "Gumby" property. The owner of the property, Lorimar Merchandising, is also named in the complaint. The Company has served an answer denying all the allegations of the Complaint. The Company believes it has meritorious defenses to such lawsuit which is, however, in a very early stage.

          Except for these lawsuits, as of March 22, 1996, there were no legal proceedings pending against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

          During the Company's fiscal quarterly period ended December 31, 1995, there were four matters submitted to a vote of security holders through the solicitation of proxies in connection with the Company's 1995 Annual Meeting of Shareholders held on November 16, 1995 (the "Annual Meeting"). The following is a description of the matters voted upon at the Annual Meeting, including the number of affirmative votes and the number of negative votes cast along with the number of abstentions or votes withheld with respect to such matters:

          (a) The election of Alfred R. Kahn, Randy O. Rissman and Gerald Rissman to serve as directors, subject to the provisions of the By-Laws, until the next Annual Meeting of Shareholders and until their respective successors have been duly elected and qualified. There were 2,666,808 votes cast in favor of the election of each director and 20,995 votes withheld.

          (b) The approval of the Company's 1995 Stock Option Plan. There were 2,416,398 votes for, 249,438 votes against and 21,267 abstentions.

          (c) The approval of the proposal to amend the Certificate of Incorporation to change the Company's name from Leisure Concepts, Inc. to 4Kids Entertainment, Inc. There were 2,646,103 votes for, 22,850 votes against and 18,850 abstentions.

          (d) The approval of the selection of Deloitte & Touche as the Company's independent auditors for the fiscal year ended December 31, 1995. There were 2,663,078 votes for, 8,000 votes against and 16,725 abstentions.


                                     PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters

          (a) The Company's Common Stock is traded on the NASDAQ National Market System. The following table indicates high and low sales quotations for the periods indicated based upon information supplied by NASDAQ, Inc. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


   1995                               Low                             High
   ----                               ---                             ----
First Quarter                        2 1/2                            4
Second Quarter                       2 1/2                            4 1/4
Third Quarter                        3                                4
Fourth Quarter                       2 1/8                            4 1/4


   1994                               Low                             High
   ----                               ---                             ----
First Quarter                        6 1/4                            11 1/2
Second Quarter                       4 1/4                            7
Third Quarter                        3 3/8                            5 3/4
Fourth Quarter                       2 1/2                            4 1/2


          (b) Number of Holders of Common Stock. The number of holders of record of the Company's Common Stock on March 22, 1996 was 163, which does not include individual participants in security position listings.

          (c) Dividends. There were no dividends or other distributions made by the Company during 1995 or 1994. Future dividend policy will be determined by the Board of Directors based on the Company's earnings, financial condition, capital requirements and other existing conditions. It is anticipated that cash dividends will not be paid to the holders of the Company's Common Stock in the foreseeable future.

          (d) Stock Purchases. The Board of Directors has authorized the Company to acquire up to 165,000 shares of its Common Stock on NASDAQ or elsewhere. Such purchases are to be made out of the Company's surplus. No such purchases were made by the Company during 1995.

Item 6.  Selected Financial Data


                                         Year Ended December 31,
                  --------------------------------------------------------------------
                      1995           1994          1993          1992         1991
                  -----------    -----------   -----------   -----------   -----------

Total Net         $ 6,617,279    $ 9,191,582   $10,909,024   $ 8,620,860   $ 7,044,228
Revenues

Income (Loss)        (947,850)       135,250     2,524,688     2,254,410       947,673
from Continuing
Operations

Net Income               (.32)           .04           .77           .73           .33
(Loss) Per
Common Share
from Continuing
Operations

Net Income               (.32)           .04           .76           .72           .33
(Loss) Per
Common Share
from Continuing
Operations
Assuming Full
Dilution

Weighted            2,990,514      3,070,815     3,273,176     3,099,463     2,903,601
Average Number
of Common
Shares
Outstanding


The Company did not declare or pay any cash dividends during the five-year period ended December 31, 1995.


At Year End               1995          1994          1993          1992          1991
- -----------           -----------   -----------   -----------   -----------   -----------
Total Assets          $25,968,575   $29,376,396   $20,933,958   $13,556,781   $13,380,859

Working Capital         6,894,818     8,159,128     8,713,842     8,780,095     7,214,065


Stockholders Equity    11,628,908    12,576,758    12,367,458     9,334,335     7,438,839

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


General

          The Company receives revenues from a number of sources, principally licensing and media buying. The Company typically derives a substantial portion of its licensing revenues from a small number of properties, which properties usually generate revenues only for a limited period of time. Because the Company's licensing revenues are highly subject to changing fashion in the toy and entertainment business, its licensing revenues from year to year from particular sources are subject to dramatic increases and decreases. It is not possible to precisely anticipate the length of time a project will be commercially successful, if at all. Popularity of properties can vary from months to years. As a result, the Company's revenues and net income may fluctuate significantly between comparable periods. The Company's revenues have historically been primarily derived from the license of toy and game concepts. Thus, a substantial portion of the Company's revenues and net income are subject to the seasonal variations of the toy and game industry. Typically, a majority of toy orders are shipped in the third and fourth calendar quarters. In addition, the Company's media buying subsidiary concentrates its activities on the youth oriented market. As a result, most of its revenue is earned in the third and fourth quarters when the majority of toy and video game advertising occurs. In the Company's usual experience, its net income during the second half of the year will generally be greater than during the first half of the year. However, the Company has little control over the timing of guarantee and minimum payments, some of which are made upon the execution and delivery of license agreements.

Results of Operation

Twelve Months Ended December 31, 1995 compared to Twelve Months Ended December 31, 1994.

          Consolidated net revenue for the year ended December 31, 1995 decreased 28% ($2,574,303) as compared to the year ended December 31, 1994. Decrease in revenue was recognized from the James Bond 007 and "WMAC Masters" properties. In 1994, the Company recognized approximately $1.6 million from the master toy and video game license agreement for the WMAC to be marketed and distributed by Bandai. Bandai is expected to begin shipping WMAC toys and related products in the 2nd quarter of 1996. Additionally, in 1994 the Company recognized $600,000 from a licensing agreement with Nintendo which acquired the video game rights in connection with James Bond 007. In addition, there were substantial decreases in the Swan Princess and Shadow properties. Both the Swan Princess and the Shadow were tied to the success of theatrical motion pictures in 1994 which were not sufficiently successful to provide sustained interest in associated merchandise. This decline in licensing revenue was partially offset by licensing revenue from new licensing agreements related to the properties Polly Pocket, Santo Bugito and Carlo Collodi's Pinocchio.

          Revenue from the Company's media and television syndication services decreased over 1994 performance. These activities comprised 33% of total net revenue for 1995 as compared to 26% in 1994. Commissions earned on the media placed for the theatrical releases, the Swan Princess and Street Fighter in 1994 were non recurring in 1995. These reduced commissions were partially offset by increased commissions earned from Happiness Express and Tiger Electronics. The Company's television and home video production activities comprised 15% of total net revenue for 1995 as compared to 7% in 1994. This revenue related primarily to the 1996 Olympic specials produced for the Atlanta Committee for the Olympic games to run on the NBC television network and the "WMAC Masters" syndicated television program which began airing in September 1995.

          Selling, general and administrative expenses remained relatively stable during the two fiscal years, although a higher percentage of such expenses were attributable to the Company's media and syndication operations which accounted for a increasing percentage of revenue. Overall selling, general and administrative expenses increased as a percentage of net revenue from 82.7% in 1994 to 114.5% in 1995 due to the decline in net revenues. The Company will continue to seek to effect cost reductions without adversely impacting the Company's business.

          At December 31, 1995 there were approximately $3,742,641 of capitalized film production costs, which relate to "WMAC Masters," a weekly syndicated television program which began airing in September, 1995, and is produced by the Company's 4Kids Productions subsidiary in cooperation with Renaissance Atlantic Films and "Monster Wars" a syndicated television show which began airing in October 1993.

Amortization of capitalized film costs decreased by approximately 34% ($559,000) for the year ended December 31, 1995 as compared to the prior year. The decrease is primarily due to amortization charges in 1994 related to "Monster Wars". Included in amortization expense for 1995 is an additional expense in the fourth quarter of $280,000 relating to the "Monster Wars" weekly television show. The charge occurred as a result of the Company's periodic evaluation of net realizable value of its capitalized costs. Amortization rates may change as a result of changes in estimated future revenue. At December 31, 1995 the percentage of unamortized film cost expected to be amortized within the next three years exceeds 70%.

         As a result of the above, the Company reported a net loss for 1995 of $947,850, as opposed to the reported net income in 1994 of $135,250.


Year Ended December 31, 1994 Compared to Year Ended December 31, 1993.

         Net revenue for the year ended December 31, 1994 decreased 16% ($1,717,442) as compared to the year ended December 31, 1993. The decrease in revenue was primarily due to a decline in licensing revenue from the "World Wrestling Federation", the "Incredible Crash Dummies" and pre-existing Nintendo properties. In addition, revenue in fiscal 1993 included approximately $1,500,000 from a licensing agreement for video games on the "World Wrestling Federation" property. This decline in licensing revenue was partially offset by licensing revenue recognized in the fourth quarter of approximately $1.6 million relating to the toy and video game rights for the WMAC to be marketed and distributed by Bandai. In addition, licensing revenue benefitted from new properties such as "The Swan Princess", an animated feature film released in November 1994 and available on home video in summer 1995 and the new James Bond 007 film "Goldeneye," which will be released in the fourth quarter of 1995 as the 17th in the series of James Bond motion pictures. Licensing revenue of approximately $600,000 was recognized in the third quarter of 1994 from a licensing agreement with Nintendo which acquired the video game rights in connection with James Bond 007.

         The Company's media and television syndication services, contributed incremental revenue over 1993 performance. These activities comprised 26% of total net revenue for 1994 as compared to 7% in 1993. The Company's television and home video production activities comprised 7% of total net revenue for 1994 as compared to 5.4% in 1993. This revenue related primarily to the "Monster Wars" syndicated television program which began airing in October 1993.

         Selling, general and administrative expenses increased by 15% ($900,667) for the year ended December 31, 1994 as compared to the year ended December 31, 1993. The higher level of expenditures for the year are principally due to increased costs associated with expanding the Company's media and television syndication services and the marketing of the Company's licensed properties. The balance of the increase is primarily attributable to costs associated with the Company's international operations. The increase in selling, general and administrative expenses was partially offset by a decline in officers' salaries and bonuses of 34% for the year ended December 31, 1994 as compared to the prior year. The decrease is attributable to lower bonus amounts which are based on pretax income levels.

         At December 31, 1994 there were approximately $2,212,500 of capitalized film production costs, which relate to "Monster Wars" a syndicated television show which began airing in October, 1993, "Toby Terrier" a series of children's home video cassettes co- produced with Tiger Electronics, Inc. and "WMAC Masters" planned syndicated television show currently in production. Amortization of capitalized film costs increased by approximately 60% ($615,000) for the year ended December 31, 1994 as compared to the prior years. Included in amortization expense for 1994 is an additional expense in the fourth quarter of $271,000 relating to "Monster Wars" weekly television show, for which the Company previously reported an expense of $500,000 in the first half of 1994. In addition, the Company had $223,000 additional expense in the fourth quarter in connection with "Toby Terrier." Both charges occurred as a result of the Company's periodic evaluation of net realizable value of its capitalized costs. Amortization rates may change as a result of changes in estimated future revenue. At December 31, 1994 the percentage of unamortized film cost expected to be amortized within the next three years exceeds 70%.

         As a result of the above, the Company reported net income for 1994 of $135,250, as opposed to the reported net income in 1993 of $2,254,688.

Liquidity and Capital Resources

         At December 31, 1995, the Company had working capital of $6,894,818, as compared to working capital of $8,159,128 at December 31, 1994. The decrease in working capital of $1,264,310 is primarily due to the cost of funding the operating loss of the Company for the year ended December 31, 1995 offset to some extent by lower media payables.

         Cash and cash equivalents decreased by $3,865,534 from December 31, 1994. The decrease in cash and cash equivalents is due to cash expenditures associated with funding the production of "WMAC Masters" which had completed production of the first thirteen episodes by December 31, 1995. This reduction in cash produced an increase in film inventory-net. Additionally, cash expenditures were required to fund the operating losses for the year ended December 31, 1995.

         Accounts receivable, net (current and non-current) decreased from $17,963,280 at December 31, 1994 to $16,986,468 at December 31, 1995. This
decrease is primarily due to the lower revenue in the licensing business. Media payable primarily represents obligations to television stations for advertising time purchased on behalf of clients. Media payable decrease from $13,107,185 at December 31, 1994 to $11,428,185 at December 31, 1995. This decrease is due to the timing of receipts and subsequent payments to television stations. Amounts due to licensor, which represent the owners share of royalties collected, decreased by $186,430 to $1,613,606 from December 31, 1994. The decrease is primarily due to lower royalties collected during the fourth quarter as compared to the prior year which are paid to licensors after the close of the quarter.

         Accounts payable and accrued expenses were comparable to the prior year.


         In the opinion of management, the Company will be able to finance its business as currently conducted from its current working capital and the $5,000,000 credit facility with Chemical Bank discussed in Note 8 to the financial statements. As of March 22, 1996 there have been no borrowings under this credit facility. As the Company explores new and expanded opportunities in the youth oriented entertainment market, including television production, it will seek additional financing alternatives.


Item 8.  Financial Statements and Supplementary Data

         Financial Statements and Supplementary Data are attached hereto.


                                    PART III

Item 10.  Directors and Executive Officers of the Company

                  As of March 22, 1996, the Company's directors and executive officers were as follows:

                        Position With the Company             Held Office
  Name and Age          and Principal Occupation                 Since
  ------------          -------------------------             -----------
Alfred R. Kahn, 49      Chairman (Chief Executive                 1987
                        Officer) and
                        Director

Randy Rissman, 48       Director, President                       1991
                        of Tiger

Gerald Rissman, 75      Director, Employee of Tiger               1991

Joseph P. Garrity, 40   Executive Vice President                  1991
                        (Chief Operating Officer)
                        and Treasurer (Chief
                        Financial Officer)

William J. Baron, 59    Vice President and Secretary              1991

Norman Grossfeld, 32    President, 4Kids Productions             1994

Sheldon Hirsch, 48      Chief Executive Officer,                  1992
                        Summit Media

Thomas Kenney, 37       President, Summit Media                   1993

                               Business Experience

         Mr. Alfred R. Kahn has been Chairman (Chief Executive Officer) of the Company since March 1991. Mr. Kahn was Vice Chairman of the Company from July 1987 until he became Chairman. With a brief interruption in 1991, Mr. Kahn has served as a director of the Company since 1987.

         Mr. Randy Rissman has been the president of Tiger, a manufacturer and distributor of toys and related items, for the past 15 years.

         Mr. Gerald Rissman is employed by Tiger to perform various executive functions. Prior to January 1987 he was also an executive officer and director of Tiger. Mr. Rissman also serves as a consultant in the electronics industry.

         Mr. Joseph P. Garrity became Executive Vice President (Chief Operating Officer) in October 1994. Prior to then, he served as Senior Vice President. Mr. Garrity has also served as Treasurer (Chief Financial Officer) since June 1991. For more than five years prior to such time, Mr. Garrity was a Senior Audit Manager for Deloitte & Touche.

         Mr. William J. Baron has been Vice President and Secretary of the Company since March 1991. He is in charge of the Company's research and development activities.

         Mr. Norman J. Grossfeld has been President of 4Kids Productions since February 1994. Prior to such time, Mr. Grossfeld was President of Gold Coast Television Entertainment from 1992 through February 1994 and Coordinating Director for NBC Sports from 1991 through 1992.

         Mr. Sheldon Hirsch has been Chief Executive Officer of Summit Media since November 1992. Prior to such time he served as President of Sachs Family Entertainment, a television program distribution company, from 1989 through November 1992.

         Mr. Thomas J. Kenney has been President of Summit Media since February 1993. Prior to such time he was Senior Vice
President-Advertising of Tiger from 1991 through February 1993.

         Mr. Randy Rissman is Mr. Gerald Rissman's son.

         Tiger, Mr. Kahn and Mr. Randy Rissman have agreed to use their best efforts to cause the Board of Directors to consist of three persons, two recommended by Tiger and one recommended by Mr. Kahn. If Tiger sells any of its shares of the Company's Common Stock, Tiger, Mr. Kahn and Mr. Randy Rissman will use their best efforts to cause a majority of the Board of Directors to consist of persons recommended by Mr. Kahn.

Item 11. Executive Compensation

         The following table sets forth compensation paid to the Company's Chief Executive Officer and the three most highly compensated executive officers for the three fiscal years ended December 31, 1995:


                           SUMMARY COMPENSATION TABLE

                                                                              Long-Term
                                                 Annual Compensation        Compensation

                                                                                Award

Name and                                                                    Stock Options
Principal Position                 Year       Salary ($)       Bonus ($)       (Shares)
- ------------------                 ----       ----------       ---------    -------------
                                   1995        $395,000        $  -0-           100,000
Alfred R. Kahn                     1994         395,000          40,408         100,000
 Chairman of the Board             1993         395,000         432,305         100,000


                                   1995         235,000        $  6,750          25,000
Sheldon Hirsch, Chief              1994         165,000          42,916           -0-
  Executive Officer,               1993         165,000          43,230          10,000
  Summit Media Group, Inc.

Thomas Kenney, President           1995         200,000        $  6,750          25,000
 Summit Media Group, Inc.          1994         135,000          42,916           -0-
                                   1993         135,000          43,230          10,000



Norman Grossfeld, President        1995         150,000        $ 50,000          20,000
 4Kids Productions                 1994         150,000          50,000           -0-
                                   1993           -0-             -0-             -0-

          The following table sets forth information concerning the grants of stock options made during fiscal 1995:

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                      Potential
                                                                                                Realizable Value at
                                                                                                   Assumed Annual
                                                                                                   Rates of Stock
                                Individual Grants                                                Price Appreciation
- -----------------------------------------------------------------------------------------        for Option Term (1)
                                           % of Total           Exercise                       ----------------------
                          Number of      Options Granted         or Base
                           Options       to Employees in          Price        Expiration
Name                       Granted         Fiscal Year         ($/Sh) (2)         Date             5%          10%
- ----                      ---------      ---------------       ----------      ----------      ----------------------
Alfred R. Kahn             100,000 (3)         29%               $3.625         1/01/05        $228,000     $578,000

Sheldon Hirsch              15,000              4                 2.625         1/25/05          25,000       63,000

                            10,000              3                 3.183         9/26/05          20,000       51,000

Thomas Kenney               15,000              4                 2.625         1/25/05          25,000       63,000

                            10,000              3                 3.183         9/26/05          20,000       51,000

Norman Grossfeld            10,000              3                 2.625         1/25/05          17,000       42,000

                            10,000              3                 3.183         9/26/05          20,000       51,000

(1) The Company used such method as it is one of the alternative methods of option valuation suggested by the Commission's rules on executive compensation disclosure. The Company does not advocate or necessarily agree that such method can properly determine the value of an option.

(2) Based upon the fair market value of the Company's Common Stock on the date of grant.

(3)  All such options are currently exercisable.

          None of the named executive officers exercised their options to acquire shares during fiscal 1995. The following table sets forth information concerning the fiscal year end value of unexercised options:


                                                        Value of Unexercised In-
                     Number of Unexercised Options at     the-Money Options at
Name                       December 31, 1995 (1)          December 31, 1995 (2)

Alfred R. Kahn                    600,000                        $ -0-

Sheldon Hirsch                     35,000                          -0-

Norman Grossfeld                   20,000                          -0-

Thomas Kenney                      35,000                          -0-

Joseph P. Garrity                  80,000                          -0-

William J. Baron                   20,000                          -0-


(1) All Mr. Kahn's options are currently exercisable. Of the remaining unexercised options, 192,500 are currently exercisable and 20,000 will be exercisable after September 7, 1996.

(2) Calculation based upon the average of the high and low prices of the Company's Common Stock on NASDAQ on December 29, 1995 of $2.3125 per share.


Compensation of Directors

          No director of the Company receives any cash compensation for his services as such. Currently, the Company has two directors who are not employees, Messrs. Randy Rissman and Gerald Rissman (the "Non-Employee Directors"). Pursuant to the Company's 1994 Stock Option Plan (the "1994 Plan"), on January 1, 1995, the Non-Employee Directors were each granted options to purchase 50,000 common shares at a purchase price of $3.625. In addition, pursuant to the 1994 Plan, on January 1, 1996 the Non-Employee Directors were each granted options to purchase 50,000 common shares at a purchase price of $2.3125. All such options were granted at the fair market value on the date of grant, are currently exercisable in full and terminate ten years from the date of grant. See "Security Ownership of Certain Beneficial Owners and Management" below as to the number of common shares beneficially owned by each of the Non-Employee Directors.

Employment Contracts and Termination of
Employment and Change-in-Control Arrangements

          Mr. Kahn has an employment agreement with the Company pursuant to which he receives a fixed salary of $395,000 per year. The agreement expires on March 12, 1998. The agreement also provides that for a period of six months after termination of employment, Mr. Kahn will not "compete" with the Company. Under the employment agreement, if Mr. Kahn is terminated without cause, he will be entitled to receive a payment equal to 2.99 times his average annual compensation paid by the Company (including bonuses, if any) during the five years preceding the date of termination ("Severance Payment"). If a majority of the directors of the Company consists of individuals who have not been recommended by either Tiger or Mr. Kahn (a "Change of Control"), Mr. Kahn can terminate the agreement within six months of such Change of Control, in which event he would be entitled to receive the Severance Payment.

          Mr. Garrity has an employment agreement with the Company which currently provides for an annual salary of $200,000 (the "Fixed Salary") plus an annual bonus equal to 2% of the Company's Income Before Income Tax Provision as stated on the Company's financial statements in it's Annual Report on Form 10-K. The agreement automatically renews on a year-to-year basis unless terminated by either party at least 90 days prior to the June 3 anniversary date thereof. There was no such termination and the agreement was automatically renewed until June 2, 1997. The agreement may be terminated by the Company in the event of Mr. Garrity's disability or for cause. If during the term of Mr. Garrity's agreement there shall occur a Change of Control, Mr. Garrity can terminate the agreement within six months of such Change of Control, in which event he would be entitled to receive a payment equal to the Fixed Salary remaining to be paid for the year during which such termination occurs.

          Mr. Grossfeld has an agreement with the Company which currently provides for an annual salary of $200,000 (the "Fixed Salary") plus an annual bonus equal to 10% of 4Kids Productions Income Before Income Tax Provision as stated on 4Kids Productions books and records, with an annual advance against bonus of $50,000.

          Each of Mr. Hirsch and Mr. Kenney has an employment agreement with Summit Media for the period January 1, 1995 through August 31, 1998. Mr. Hirsch's agreement currently provides for an annual salary of $250,000 while Mr. Kenney's currently provides for an annual salary of $225,000 (the "Fixed Salary"). Each agreement currently provides for an annual bonus equal to 6% of Summit Media's Income Before Income Tax Provision as stated on Summit Media's books and records. The agreements automatically renew on a year-to-year basis unless terminated by either party at least 90 days prior to the August 31, 1998 anniversary date thereof. The respective agreements may be terminated by the Company in the event of either of Mr. Hirsch's or Mr. Kenney's respective disability or for cause. If during the term of the agreements there shall occur a Change of Control, each of Mr. Hirsch and Mr. Kenney can terminate his respective agreement within six months of such Change of Control, in which event he would be entitled to receive a payment equal to the

Fixed Salary remaining to be paid for the year during which such termination occurs.


Compensation Committee Interlocks and Insider Participation

          The Company has a Compensation Committee, the current members of which are Messrs. Randy and Gerald Rissman. Neither of such individuals has ever been an officer or employee of the Company or any of its subsidiaries. During fiscal 1995, no executive officers of the Company served as a member of the compensation committee or board of directors of another entity, one of whose executive officers served on the Board of Directors of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management

          (a) - (c) The following table sets forth, as of March 22, 1996, certain information concerning stock ownership of the Company by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding common shares of the Company, (ii) each of the Company's directors and (iii) all directors and officers of the Company as a group. Except as otherwise indicated, all such persons have both sole voting and investment power over the shares shown as being beneficially owned by them.

                                                                  Percent
                                Number of Shares                     of
Name and Address (1)           Beneficially Owned                  Class
- --------------------           ------------------                 -------
Randy Rissman                     1,700,000 (2)                     43.1%

Alfred R. Kahn                    1,050,000 (3)                     28.8%

Tiger Electronics Inc.              350,000                         11.9%

Gerald Rissman                      300,000 (4)                      7.9%

Various Reporting                   186,000                          6.3%
Persons (5)

All directors and                 2,250,919 (6)                     43.3%
officers as a group
(8 persons)


          (1) The address for Messrs. Randy Rissman and Gerald Rissman, and Tiger, is 980 Woodlands Parkway, Vernon Hills, Illinois 60061; and the address for Mr. Kahn is 1414 Avenue of the Americas, New York, New York 10019.

          (2) Mr. Randy Rissman's beneficial ownership of the Company's Common Stock is comprised of (i) Mr. Kahn's currently exercisable options to acquire 700,000 shares, over which Mr. Randy Rissman would have the sole power to vote if exercised by Mr. Kahn pursuant to an irrevocable Proxy dated as of March 11, 1991 (the "Irrevocable Proxy"), (ii) 350,000 shares owned by

Tiger, which Mr. Randy Rissman, as President and controlling shareholder of Tiger, has the right to direct the voting and disposition of, (iii) 350,000 shares owned by Mr. Kahn which Mr. Randy Rissman has the sole power to vote pursuant to the Irrevocable Proxy and (iv) currently exercisable options to acquire 300,000 shares.

          (3) Includes currently exercisable options to acquire 700,000 shares.

          (4) Mr. Gerald Rissman has the right to acquire the number of shares shown pursuant to currently exercisable stock options.

          (5) According to a Schedule 13D filed in April, 1994 (the "Schedule 13D"), EGS Associates, L.P., EGS Partners, L.P., BEV 21 Partners, L.P., Jonas Partners, L.P., William Ehrman, Frederic Greenberg, Frederick Ketcher, Salvatore
P. DiFranco, Jr. and Jonas Gerstl (collectively, the "Reporting Persons") have various interests in the shares shown. The address of the principal business and principal office of the Reporting Persons is 300 Park Avenue, New York, New York 10022. According to the Schedule 13D, the purpose of the acquisition of the shares shown by the Reporting Persons is for investment. In addition, the
Schedule 13D states that there are no contracts, arrangements, understandings or relationships (legal or otherwise) among the Reporting Persons or between the Reporting Persons and any other person with respect to any securities of the Company.

          (6) Includes an additional 212,500 shares which five executive officers have the right to acquire pursuant to stock options. 192,500 of such options are currently exercisable.

          Mr. Kahn borrowed a total of $711,582 from Tiger in connection with three purchases of a total of 191,426 shares. As of March 1, 1996, the outstanding principal balance of such loans was approximately $340,000. The loans are partially due in 1996 and 1997 with the balance due in April 1999 and bear interest on part at the rate of 8% per annum and on the balance at 1% over prime rate, payable annually. Mr. Kahn has agreed that he will use 40% of his annual performance bonuses, if any, toward the repayment of his indebtedness to Tiger.

          Tiger, Mr. Randy Rissman and Mr. Kahn are parties to an agreement which provides that neither Tiger nor Mr. Kahn nor any of their respective affiliates, shall directly or indirectly acquire any other shares of the Company without the consent of Mr. Kahn or Tiger, as the case may be. In the event Tiger desires to sell any of its shares, it shall first provide Mr. Kahn an opportunity to purchase the shares subject to such offer on the same terms and conditions. In the event Mr. Kahn desires to sell any of his shares, he must provide Tiger the right to sell a proportional number of shares on the same terms and conditions. In the event Mr. Kahn shall terminate his employment with the Company, Tiger shall have the right to buy all of Mr. Kahn's shares at the lower of a specified price or the market value prior to such termination, unless Mr. Kahn shall concurrently sell his shares as set forth above.


Item 13.  Certain Relationships and Related Transactions

          In 1995, the Company provided to Tiger representation for licensing of properties, product development and design services and media buying, planning and syndication services. In connection with these activities, the Company realized approximately $2,111,820 of net revenue from Tiger in fiscal 1995.

          In connection with its media buying activities, the Company incurs obligations to television stations for advertising time purchased on behalf of Tiger. Consequently, the Company had an account receivable from Tiger of approximately $10,343,000 at December 31, 1995.

               The agreements under which the Company provides certain services to Tiger are on substantially similar terms and conditions as other agreements the Company has with clients for which it provides similar services.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a) 1. Financial Statements:

          The following Consolidated Financial Statements of 4Kids Entertainment, Inc. and Subsidiaries are included in Item 8:

                                                              Page
                                                             Number
                                                             ------
          Independent Auditors' Report                        F-1

          Consolidated Balance Sheets -                       F-2
          December 31, 1995 and 1994

          Consolidated Statements of                          F-3
          Operations - Years Ended
          December 31, 1995, 1994
          and 1993

          Consolidated Statements of                          F-4
          Stockholders' Equity - Years
          Ended December 31, 1995, 1994
          and 1993

          Consolidated Statements of                          F-5
          Cash Flows - Years Ended

          December 31, 1995, 1994
          and 1993


          Notes to Consolidated                           F-6 to F-14
          Financial Statements

          (a) 2. and (d) Financial Statement Schedules:

          All schedules have been omitted because they are inapplicable, not required, or the information is included in the financial statements or notes thereto.

          (a) 3. and (c) Exhibits. See Index of Exhibits annexed hereto.

          (b) Reports on Form 8-K

          The Company did not file any Current Reports on Form 8-K during the quarterly period ended December 31, 1995.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  April  1, 1996                       4Kids Entertainment, INC.


                                            By   /s/ Alfred R. Khan
                                               --------------------------------
                                                        Alfred R. Kahn,
                                                     Chairman of the Board



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  April   1, 1996                          /s/ Alfred R. Kahn
                                               --------------------------------
                                                        Alfred R. Kahn
                                                     Chairman of the Board,
                                                 Chief Executive Officer and
                                                           Director


Date:  April   1, 1996                            /s/ Randy O. Rissman
                                               --------------------------------
                                                      Randy O. Rissman,
                                                           Director


Date:  April   1, 1996                          /s/ Gerald Rissman
                                               --------------------------------
                                                       Gerald Rissman,
                                                           Director


Date:  April   1, 1996                          /s/ Joseph P. Garrity
                                               --------------------------------
                                                      Joseph P. Garrity,
                                               Executive Vice President,
                                               Treasurer, Principal Financial
                                               Officer and Principal Accounting
                                                           Officer

          4KIDS ENTERTAINMENT, INC.
          AND SUBSIDIARIES

          Consolidated Financial Statements for the
          Years Ended December 31, 1995, 1994 and 1993, and
          Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of 4Kids Entertainment, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of 4Kids Entertainment, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of 4Kids Entertainment, Inc. and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.



New York, New York
March 25, 1996

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND 1994
- ---------------------------------------------------------------------------------------------

ASSETS                                                                  1995          1994

CURRENT ASSETS:
  Cash and cash equivalents                                         $ 3,505,777   $ 7,371,311
  Accounts receivable - net (Notes 2 and 6)                          14,668,829    14,908,245
  Film inventory - net (Note 3)                                       1,210,918       764,259
  Prepaid refundable income taxes (Note 5)                              448,442       565,493
  Prepaid expenses and other current assets                             704,215       416,142
  Current deferred tax asset (Note 5)                                    34,445          --
                                                                    -----------   -----------

           Total current assets                                      20,572,626    24,025,450

FURNITURE , FIXTURES AND COMPUTER EQUIPMENT -
  Net of accumulated depreciation of $1,060,065 and $905,089            347,772       392,481

ACCOUNTS RECEIVABLE - Noncurrent, net
  (Notes 2 and 6)                                                     2,317,639     3,055,035

FILM INVENTORY - Noncurrent (Note 3)                                  2,531,703     1,448,307

SECURITY DEPOSITS AND OTHER ASSETS                                      198,835       455,123
                                                                    -----------   -----------

TOTAL ASSETS                                                        $25,968,575   $29,376,396
                                                                    ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Due to licensors (Note 2)                                         $ 1,613,606   $ 1,800,036
  Media payable (Note 2)                                             11,428,185    13,107,185
  Accounts payable and accrued expenses                                 636,017       632,751
  Current deferred tax liability (Note 5)                                  --         326,350
                                                                    -----------   -----------

           Total current liabilities                                 13,677,808    15,866,322

NONCURRENT DEFERRED TAX LIABILITY (Note 5)                              661,859       933,316
                                                                    -----------   -----------

           Total liabilities                                         14,339,667    16,799,638
                                                                    -----------   -----------

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (Notes 7, 8 and 9):
  Preferred stock, $.01 par value - authorized, 3,000,000 shares;
    none issued
  Common stock, $.01 par value - authorized, 10,000,000 shares;
    issued 2,944,831 shares                                              29,448        29,448
  Additional paid-in capital                                          4,429,906     4,429,906
  Retained earnings                                                   7,169,554     8,117,404
                                                                    -----------   -----------

           Total stockholders' equity                                11,628,908    12,576,758
                                                                    -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $25,968,575   $29,376,396
                                                                    ===========   ===========

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
- --------------------------------------------------------------------------------------------

                                                       1995           1994           1993

REVENUES:
  Net revenues (Notes 4 and 6)                     $ 6,617,279    $ 9,191,582    $10,909,024
                                                   -----------    -----------    -----------

COSTS AND EXPENSES:
  Selling, general and administrative (Note 8)       7,573,643      7,602,063      6,611,396
  Amortization of capitalized film cost (Note 3)     1,080,889      1,640,234      1,025,146
                                                   -----------    -----------    -----------

           Total costs and expenses                  8,654,532      9,242,297      7,636,542
                                                   -----------    -----------    -----------

                                                    (2,037,253)       (50,715)     3,272,482

INTEREST INCOME                                        334,403        334,965        325,206
                                                   -----------    -----------    -----------

INCOME (LOSS) BEFORE INCOME TAX
  PROVISION (BENEFIT)                               (1,702,850)       284,250      3,597,688

INCOME TAX PROVISION (BENEFIT) (Note 5)               (755,000)       149,000      1,073,000
                                                   -----------    -----------    -----------

NET INCOME (LOSS)                                  $  (947,850)   $   135,250    $ 2,524,688
                                                   ===========    ===========    ===========

PER SHARE AMOUNTS:
 Earnings (loss) per common and dilutive common
   equivalent share                                $     (0.32)   $      0.04    $      0.77
                                                   ===========    ===========    ===========

                                                   ===========    ===========    ===========
 Earnings (loss) per common share assuming full
    dilution                                       $     (0.32)   $      0.04    $      0.76
                                                   ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
 AND COMMON EQUIVALENT SHARES
 OUTSTANDING                                         2,990,514      3,070,815      3,273,176
                                                   ===========    ===========    ===========

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
- ------------------------------------------------------------------------------------------------------------------------

                                                                               Additional
                                                        Common Stock             Paid-in       Retained
                                                   Shares          Amount        Capital       Earnings          Total

BALANCE, DECEMBER 31, 1992                        2,842,831        $28,428     $3,848,441     $5,457,466     $ 9,334,335

  Proceeds from exercise of stock options            82,000            820        306,367           --           307,187
  Tax benefit from exercise of stock options           --             --          201,248           --           201,248
  Net income                                           --             --             --        2,524,688       2,524,688
                                                  ---------        -------     ----------     ----------     -----------

BALANCE, DECEMBER 31, 1993                        2,924,831         29,248      4,356,056      7,982,154      12,367,458

  Proceeds from exercise of stock options            20,000            200         62,300           --            62,500
  Tax benefit from exercise of stock options           --             --           11,550           --            11,550
  Net income                                           --             --             --          135,250         135,250
                                                  ---------        -------     ----------     ----------     -----------

BALANCE, DECEMBER 31, 1994                        2,944,831         29,448      4,429,906      8,117,404      12,576,758

  Net loss                                             --             --             --         (947,850)       (947,850)
                                                  ---------        -------     ----------     ----------     -----------

BALANCE, DECEMBER 31, 1995                        2,944,831        $29,448     $4,429,906     $7,169,554     $11,628,908
                                                  =========        =======     ==========     ==========     ===========


See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995 , 1994 AND 1993
- ----------------------------------------------------------------------------------------------------------

                                                                     1995           1994           1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                              $  (947,850)   $   135,250    $ 2,524,688
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
    Depreciation and amortization                                    216,514        207,803        146,684
    Amortization of capitalized film cost                          1,080,889      1,640,234      1,025,146
    Provision for losses on accounts receivable                      183,420       (106,398)      (284,167)
    Deferred income taxes                                           (632,252)       596,949        136,846
    Changes in operating assets and liabilities (using)
      providing cash:
      Cash - restricted                                                 --             --          250,000
      Accounts receivable                                            793,392     (8,128,754)    (6,223,504)
      Film inventory                                              (2,610,944)    (1,487,859)    (3,059,204)
      Prepaid refundable income taxes                                117,051      1,223,899     (1,705,040)
      Prepaid expenses and other current assets                     (288,073)      (281,628)         8,679
      Security deposits and other assets                             194,750       (221,102)        90,610
      Due to licensors                                              (186,429)    (1,515,298)        34,395
      Media payable                                               (1,679,000)     8,930,715      4,176,470
      Accounts payable and accrued expenses                            3,266        220,773         (3,657)
                                                                 -----------    -----------    -----------

           Net cash (used in) provided by operating activities    (3,755,266)     1,214,584     (2,882,054)
                                                                 -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture, fixtures and computer equipment            (110,268)      (192,469)      (202,517)
                                                                 -----------    -----------    -----------

           Net cash used in investing activities                    (110,268)      (192,469)      (202,517)
                                                                 -----------    -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options and
    related tax benefit                                                 --           74,050        508,435
                                                                 -----------    -----------    -----------

           Net cash provided by financing activities                    --           74,050        508,435
                                                                 -----------    -----------    -----------

NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                               (3,865,534)     1,096,165     (2,576,136)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                       7,371,311      6,275,146      8,851,282
                                                                 -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                           $ 3,505,777    $ 7,371,311    $ 6,275,146
                                                                 ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:
   Cash paid during the year for income taxes                    $      --      $      --      $ 2,065,500
                                                                 ===========    ===========    ===========


See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
- --------------------------------------------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation - The consolidated financial statements include the accounts of all wholly-owned subsidiaries. All related significant intercompany balances and transactions have been eliminated in consolidation.

      Description and Accounting Basis for Revenues

      4Kids Entertainment, Inc. and subsidiaries (the "Company") is an integrated entertainment and media company specializing in the youth oriented market.

      Licensing Business - The Company's licensing business is engaged primarily in the business of licensing the commercial rights to properties, personalities, and product concepts. The Company typically acts as exclusive agent in connection with the grant to third parties of licenses to manufacture and sell all types of merchandise based on properties, personalities and concepts. The licensing of these rights has been primarily in the area of toys, games and other juvenile merchandise. Grants have also been made in other fields, including the food, toiletries, apparel and footwear industries. Additionally, these rights are licensed in connection with the production of television shows, motion pictures and publications such as magazines, juvenile books and comic strips.

      These license agreements often include nonrefundable minimum guaranteed royalties which are payable by the licensee. The Company records as revenue its proportionate share of the minimum guarantee when all material terms of the contracts have been agreed to by the parties and a cash payment or reasonable assurance of collectability is received. It is at this point that the Company has substantially performed all of its obligations under the contract.

      For contracts not providing minimum guaranteed royalties and for royalty amounts in excess of the minimum guarantee, the Company records revenue based upon its share of earned royalties from the sales of the related property.

      Television and Video Productions - The Company accounts for its activities associated with the production of entertainment programming in accordance with Statement of Financial Accounting Standards No. 53 ("SFAS No. 53"), Financial Reporting by Producers and Distributors of Motion Picture Films. Under SFAS No. 53, the Company capitalizes costs associated with each individual production. The capitalized costs are classified into current and noncurrent assets depending on an estimate of when revenues associated with those costs are anticipated to be recognized. Such costs are amortized against the related revenue as such revenue is recognized. Amortization rates may change as a result of changes in estimated future revenue. Periodically, the Company evaluates the anticipated future revenue against the net realizable value of the capitalized costs and, where appropriate, reduces the carrying value of such costs to their estimated net realizable amount which would result in a corresponding charge to earnings.

      Media Buying, Planning and Syndication Services - Through the Company's wholly-owned subsidiary, The Summit Media Group, Inc. ("Summit Media"), the Company provides media planning and buying services for both print and broadcast. Summit Media is compensated based on a percentage of the media it places. Such revenue is recognized at the time the related media runs. Summit Media also provides television syndication services for which it receives a fee based on a percentage of the advertising sales generated by the related program. Such revenue is recognized at the time the syndication services are completed and the advertising sales of the related program are reasonably known. Summit Media will reflect a liability for media payable and a corresponding receivable from its clients in circumstances where Summit Media assumes the payment obligation for media commitments.

      Furniture, Fixtures and Computer Equipment - Furniture, fixtures and computer equipment are recorded at cost. Depreciation is computed using various methods over the estimated lives of the assets.

      Imputed Interest - The Company imputes interest on the noncurrent portion of accounts receivable at an average rate of 7%.

      Per Share Amounts - Earnings per common and dilutive common equivalent share are based on the weighted average number of shares and common equivalent shares outstanding during the period. Common shares issuable upon the exercise of options are included as common equivalent shares when their inclusion is dilutive using the treasury stock method.

      Cash and Cash Equivalents - At December 31, 1995 and 1994, the Company had cash equivalents consisting primarily of funds invested in Treasury bills of approximately $2,386,998 and $6,023,103, respectively, with original maturities of 90 days or less.

      Long-term assets - In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed of ("SFAS 121"). SFAS 121 requires impairment losses to be recorded on long lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying value. SFAS 121 is effective for fiscal years beginning after December 15, 1995. The impact of the adoption of SFAS 121 is not anticipated to be material.

      Stock-based compensation - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 123 established a fair value based method of accounting for compensation plans; however, Companies can continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, if certain pro forma disclosures are provided. SFAS 123 is effective for fiscal years beginning after December 15, 1995. The impact of the adoption of SFAS 123 is not known at this time.

      Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.    ACCOUNTS RECEIVABLE - MEDIA PAYABLE/DUE TO LICENSORS

      Generally, licensing contracts provide for the Company to collect, on behalf of the licensor, royalties including minimum guarantees from the licensees. The Company records as accounts receivable its proportionate share of such minimum guarantees and its share of earned royalties in excess of guarantees.

      Due to licensors represents amounts collected by the Company on behalf of licensors, which are generally payable to such licensors after the close of the quarter.

      Additionally, accounts receivable include amounts due from clients for earned commissions and the cost of related media placed on their behalf in circumstances where the Company has assumed the payment obligation for such media. In such circumstances, the Company will record a corresponding liability for media payable. Accounts receivable consist of the following:

                                                 December 31,
                                             1995            1994

      Gross accounts receivable          $17,423,625     $18,217,017
      Allowance for doubtful accounts       (437,157)       (253,737)
                                        -----------     -----------

                                          16,986,468      17,963,280

      Less long-term portion               2,317,639       3,055,035
                                        -----------     -----------

                                         $14,668,829     $14,908,245
                                         ===========     ===========

3.    FILM INVENTORY

      At December 31, 1995, there were $3,742,621 of capitalized film costs, which relate to two completed works in release and one in progress. Amortization of capitalized film cost was $1,080,889, $1,640,234 and $1,025,146 in 1995, 1994 and 1993, respectively. During 1995, 1994 and
      1993, the Company recorded charges of approximately $280,000 (in the fourth quarter), $910,000, ($271,000 in the fourth quarter), and $600,000, (all in the fourth quarter) to reduce the carrying value of film inventory primarily related to producing the "Monster Wars" television program. This reduction of the carrying value was based on the Company's periodic evaluation of anticipated future revenue against the net realizable value of capitalized cost. Film inventory consists of the following components:

                                        December 31,
                                    1995           1994

      Opening balance           $ 2,212,566    $ 2,364,941

      Additions                   2,610,944      1,487,859
                                -----------    -----------

                                  4,823,510      3,852,800

      Amortization               (1,080,889)    (1,640,234)
                                -----------    -----------

                                  3,742,621      2,212,566

      Less noncurrent portion    (2,531,703)    (1,448,307)
                                -----------    -----------

                                $ 1,210,918    $   764,259
                                ===========    ===========

4.    REVENUES/MAJOR CUSTOMERS

      Licensing revenue included on the Statements of Operations are net of licensor participations of approximately $6,068,880 in 1995, $11,114,000 in 1994 and $18,960,000 in 1993.

      The percentages of revenue from major properties and customers/licensees are as follows:

                                                     Year Ended December 31,
                                                     1995      1994     1993

      Percentage of revenue derived from major
         properties (revenue in excess of 10
         percent of total revenue)                    --        18%      55%

      Number of major properties                      --         1        3

      Percentage of revenue derived from major
         customers/licensees (revenue in excess
         of 10 percent of total revenue)              32%       35%      39%

      Number of major customers/licensees              1         2        3

      Additionally, through the Company's London office and network of international subagents, which allow it to license its properties through the world, the Company recognized approximately $972,000, $982,000 and $1,489,000 in net revenue from international sources, primarily in Europe, for 1995, 1994 and 1993, respectively.

5.    INCOME TAXES

      The Company has provided for deferred income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," whereby deferred income taxes are determined based upon the enacted income tax rates for the years in which these taxes are estimated to be payable or recoverable. Deferred income taxes arise from temporary differences resulting from a difference between the tax basis of an asset or liability and its reported amount in the financial statements.

      The income tax (benefit) provision includes the following:

                                      Year Ended December 31,
                                1995           1994           1993
      Current:
         Federal             $(295,000)     $(324,000)    $  685,000
         State and local        31,000       (124,000)       251,000
                             ---------      ---------     ----------

                              (264,000)      (448,000)       936,000
                             ---------      ---------     ----------
      Deferred:
         Federal              (195,000)       546,000        112,000
         State and local      (296,000)        51,000         25,000
                             ---------      ---------     ----------

                              (491,000)       597,000        137,000
                             ---------      ---------     ----------

                             $(755,000)     $ 149,000     $1,073,000
                             =========      =========     ==========

      The provision for taxes as reported is different than the tax provision computed by applying the statutory Federal rate of 34 percent. The differences are as follows:

                                                             Year Ended December 31,
                                                        1995           1994          1993

Income (loss) before income tax provision           $(1,702,850)      $284,250    $3,597,688
                                                    ===========       ========    ==========

Provision (benefit) at the statutory Federal rate   $  (579,000)      $ 97,000    $1,223,000

Provision for state and local income taxes net of
  Federal income tax benefit                           (175,000)        29,000       182,000

Decrease in Federal taxes resulting from the
  recognition of failed merger and settlement
  costs                                                    --             --        (330,000)

Other                                                    (1,000)        23,000        (2,000)
                                                    -----------       --------    ----------

                                                    $  (755,000)      $149,000    $1,073,000
                                                    ===========       ========    ==========

      During 1993, the Company's provision for income taxes was materially affected by certain expenditures which were recognized in different periods for financial reporting and tax reporting. Certain expenditures related to a 1990 failed merger and settlement did not provide a tax benefit for financial reporting purposes until realized for tax purposes.

      The Company's deferred tax liabilities are net of deferred tax assets of approximately $1,109,000 and $654,000 at December 31, 1995 and 1994,
      respectively. The components of the deferred tax balances at December 31, 1995 and 1994 are as follows:

                                                             Year Ended December 31,
                                                               1995           1994
Commissions on guarantees not currently recognized for
  tax reporting purposes                                   $(1,475,000)   $(1,666,000)

Tax benefit of state and local tax loss carryforwards          445,000        179,000

Provision for doubtful accounts not currently deductible
  for tax reporting purposes                                   188,000        109,000

Film inventory valuation adjustment not currently
  deductible for tax reporting purposes                        476,000        366,000

Depreciation, amortization and other charges deducted
  for tax reporting purposes                                  (261,000)      (248,000)
                                                           -----------    -----------

                                                           $  (627,000)   $(1,260,000)
                                                           ===========    ===========

      The Company has a capital loss carryforward for both financial and tax reporting purposes of approximately $933,000 which expires in 1996. The Company's Federal tax returns through 1991 have been examined by the Internal Revenue Service with no significant adjustments.

6.    RELATED PARTY TRANSACTIONS

      The Company provided certain services to Tiger Electronics, Inc., ("Tiger") a corporation controlled by an individual who is a director and major beneficial shareholder of the Company. These transactions totaled approximately $2,111,820, $1,659,000 and $1,955,000 of net revenue in
      1995, 1994 and 1993, respectively.

      The Company had receivables from Tiger of approximately $11,712,304 and $6,595,000 at December 31, 1995 and 1994, respectively.

7.    STOCK OPTIONS

      The Company has various stock option plans (the "Plans"). Options may be exercised for a period of not more than ten years after the date of grant. Unless otherwise determined by the Company's Stock Option Committee, each option will be immediately exercisable with respect to 50 percent of the shares subject to the option and will become exercisable with respect to the other 50 percent on the first anniversary of the date of grant. Certain of the Plans permit the Committee to grant nonqualified options, with an exercise price of not less than 85 percent of the fair market value of the common stock; all other options must be at 100 percent of the fair market value.

      The 1994 and 1992 Plans specified that in the each of the two years following the adoption of the plan, the Company's chairman would be granted options to purchase 100,000 shares and each outside director would be granted options to purchase 50,000 shares. See Note 9 for options granted subsequent to December 31, 1995.

      The Company has outstanding employee stock options as follows:

                                                            Exercise Price
                                           Options            Per Share

      Outstanding at December 31, 1992      432,000    $2.6250     -    $ 5.75

      Options exercised                     (77,000)    3.1250     -      4.25
      Options expired                       (10,000)    3.1250
      Options granted                       349,000     5.6875     -      9.75
                                          ---------    -------          ------

      Outstanding at December 31, 1993      694,000    $2.6250     -    $ 9.75

      Options exercised                     (20,000)    3.1250
      Options granted                       207,500     9.7500     -     10.25
      Options expired                       (65,000)    6.1250     -      9.75
                                          ---------    -------          ------

      Outstanding at December 31, 1994      816,500    $2.6250     -    $10.25
                                          =========    =======          ======

      Options granted                       349,500     2.6250            3.81
      Options expired                       (10,000)    3.1250     -      9.75
                                          ---------    -------          ------

      Outstanding at December 31, 1995    1,156,000    $2.6250     -    $10.25
                                          =========    =======          ======

      Exercisable at December 31, 1995    1,081,250    $2.6250          $10.25
                                          =========    =======          ======

      Under the Company's various stock option plans, 325,500 shares of the Company's common stock were available at December 31, 1995 for future issuance.

      In addition, in November 1991 and June 1992, the Board of Directors granted to its outside directors, who receive no cash compensation, options to purchase a cumulative total of 200,000 shares of the Company's common stock at $4.25 and $5.75, respectively, the market price of the Company's common stock on the date of grant. Such options, which were immediately exercisable, expire five years from the date of grant.

      At December 31, 1995, there were 1,681,500 shares of the Company's common stock reserved for stock options.

8.    COMMITMENTS AND CONTINGENCIES

      a. Bonus Plan (the "Plan") - Bonuses are based upon an amount up to 14 percent of pretax profits. Key officers and employees, as designated by the Board of Directors, can be included in the Plan. For 1994 and 1993, the Board of Directors, under the Bonus Plan, awarded the Chairman and Chief Executive Officer of the Company approximately $40,000 and $432,000, respectively. An additional $9,000 and $173,000, respectively under the Bonus Plan was granted to several employees, including one officer in 1994 and two officers in 1993. Due to the loss in 1995, no bonuses were granted under the Plan.

      b. Leases - The Company is obligated for future leases for office space. Certain leases provide for escalation clauses and renewal options.

            At December 31, 1995, future minimum lease payments were as follows:

               Year Ending                                 Amount

               1996                                     $  402,244
               1997                                        400,100
               1998                                        376,518
               1999                                        367,172
               2000                                        364,056
               Thereafter                                  897,127
                                                        ----------

                                                        $2,807,217
                                                        ==========

            Rent expense approximated $487,544, $497,000 and $381,000 in 1995,
            1994 and 1993, respectively.

      c. Litigation - In connection with the Company's television producing activities, the Company and its Chairman, Alfred R. Kahn, were named as defendants in a lawsuit alleging breach of contract and defamation. On April 1, 1994, the Court granted each of the Company's motions to dismiss several of the causes of action brought by the plaintiffs against the Company and Mr. Kahn individually. In particular, the Court rejected the plaintiff's defamation claim and unjust enrichment claim and all claims against Mr. Kahn personally. The Company believes it has meritorious defenses against the remaining breach of contract claim and is vigorously defending against such claim. The Company has filed counterclaims, including a claim for breach of contract against the plaintiffs. Additionally, the Company believes the outcome of such litigation will not have a material effect on the financial statements of the Company.

      d. Credit Facility - In April 1994, the Company obtained an unsecured $5,000,000 line of credit (the "Credit Facility") from Chemical Bank. It is intended that the proceeds of any borrowing under the Credit Facility will be used for general working capital purposes. The outside maturity date for any such borrowing is June 30, 1996. The Credit Facility provides for an interest rate of 1/2% over the bank's prime rate. As of December 31, 1995, the Company had no borrowings under the Credit Facility.

9.    SUBSEQUENT EVENTS

      In accordance with the provisions of the 1994 stock option plan, on January 1, 1996 options to purchase 100,000 shares of the Company's common stock were granted to the Chairman and Chief Executive Officer of the Company and options to purchase 50,000 shares were granted to each outside director. All such options were at an exercise price of $2.3125, the market price of the Company's common stock at that time.

                                     ******

                               INDEX OF EXHIBITS

Exhibit                                                                   Page
Number                            Description                            Number

(3)  (a)   Certificate of Incorporation of the Registrant,
           as amended
     (b)   By-Laws of the Registrant adopted by the Board
           of Directors on March 28, 1991 (2)
     (c) Resolution of the Board of Directors of the Registrant adopted March 12, 1991 reducing the size of the Board from six directors to three directors (2)
(4)  (a)   Form of Common Stock Certificate (3)
(10) (a)   Bonus Plan of the Registrant (*)(4)
     (b) 1985 Non-Qualified Stock Option Plan, as amended (*)(4)
     (c)   1986 Stock Option Plan, as amended (*)(4)
     (d)   1992 Stock Option Plan (*)(5)
     (e)   1993 Stock Option Plan (*)(6)
     (f)   1994 Stock Option Plan (*)(10)
     (g)   1995 Stock Option Plan (*)(11)
     (h) Stock Option Agreement, dated June 10, 1992, between the Registrant and Randy O. Rissman (*)(7)
     (i) Stock Option Agreement, dated June 10, 1992, between the Registrant and Gerald Rissman (*)(7)
     (j) Stock Option Agreement, dated November 12, 1991, between the Registrant and Randy O. Rissman (*)(7)
     (k) Stock Option Agreement, dated November 12, 1991, between the Registrant and Gerald Rissman (*)(7)
     (l) Agreement between Nintendo of America, Inc. and the Registrant dated December 17, 1987 (4)
     (m) Agreement of Lease, dated March 28, 1988, between the Registrant and 1414 Americas Company (2)
     (n) Amendment, dated July 8, 1994, to Agreement of Lease between the Registrant and 1414 Americas Company. (12)
     (o) Agreement of Lease, dated June 30, 1991, between the Registrant and Olympic Purdue Associates (the "Olympic Lease") (7)
     (p)   First Amendment, dated January 3, 1994, to the
           Olympic Lease (7)
     (q) Agreement of Lease, dated March 23, 1993, between Leisure Concepts International, Inc. and Svenska Handelsbanken (7)
     (r)   Employment Agreement, dated March 12, 1991
           between the Registrant and Alfred R. Kahn(*)(8)
     (s) Employment Agreement, dated June 3, 1991, between the Registrant and Joseph Garrity (*)(9)

Exhibit                                                                   Page
Number                            Description                            Number

     (t) Amendment, dated as of October 17, 1994, to the Employment Agreement between the Registrant and Joseph Garrity (*)(12)

     (u)   Employment Agreement, dated January 1, 1995 between
           The Summit Media Group, Inc. and Sheldon Hirsch.(*)

     (v)   Employment Agreement, dated January 1, 1995 between
           The Summit Media Group, Inc. and Thomas J. Kenney. (*)

     (w)   Employment Agreement, dated January 9, 1996 between 4
           Kids Productions, Inc. and Norman Grossfeld. (*)

     (x)   Note, dated April 5, 1994, between the Registrant and
           Chemical Bank. (12)

     (y) Agreement of Sublease, dated August 2, 1995 between the Registrant and Third Wave Corporation.

     (21)  List of Subsidiaries of the Registrant

     (24)  Consent of Deloitte & Touche, Certified Public
           Accountants

- -------------------------------------------------------------------------------

     (*) Denotes a management contract or compensatory plan, contract or arrangement.

     (1) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1989.

     (2) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1990.

     (3) Incorporated by reference to Registration Statement on Form S-1 (File No. 33-3056) declared effective March 7, 1986.

     (4) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1987.

     (5) Incorporated by reference to 1992 Proxy Statement.

     (6) Incorporated by reference to 1993 Proxy Statement.

     (7) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1992.

     (8) Incorporated by reference to Amendment No. 1 to Schedule 13D of Alfred Kahn, Tiger Electronics Inc. and Owen Randall Rissman dated February 22, 1991.

     (9) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1991.

     (10) Incorporated by reference to 1994 Proxy Statement.

     (11) Incorporated by reference to 1995 Proxy Statement.

     (12) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1994.