Form 10-Q
period 1996-03-31
LEISURE CONCEPTS INC
filed 1996-05-15
CIK 58592

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

      [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

      For the Quarterly Period Ended      March 31, 1996
                                     ---------------------------------

                                       OR

      [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                to
                                    ---------------   ----------------

                           COMMISSION FILE NO. 0-7843

                            4KIDS ENTERTAINMENT, INC.
             (Exact name of registrant as specified in its Charter)

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

                       YES      X            NO
                           -----------          -----------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the close of the latest practicable date.

           Class                             Outstanding at May 13, 1996
- ----------------------------            -------------------------------------
Common Stock, $.01 Par Value                          2,944,831

                           4KIDS ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
                                     INDEX



                                                                  PAGE NUMBER
PART I:       FINANCIAL INFORMATION


    Item 1:   Financial Statements

    Consolidated Balance Sheets                                            1
    March 31, 1996 (Unaudited) and
    December 31, 1995.

    Consolidated Statements of Operations                                  2
    Three Months Ended
    March 31, 1996 and 1995 (Unaudited)

    Consolidated Statements of Cash Flows                                  3
    Three Months Ended
    March 31, 1996 and 1995 (Unaudited)

    Notes to Consolidated Financial                                        4
    Statements (Unaudited)

    Item 2:   Management's Discussion and Analysis                         6
    of Financial Condition and Results of Operations



PART II:  OTHER INFORMATION                                                9

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                     MARCH 31,    DECEMBER 31,
                                                        1996          1995
                                                    -----------   ------------
ASSETS                                              (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                         $ 3,104,385   $ 3,505,777
  Accounts receivable, net                            4,923,130    14,668,829
  Film inventory-net                                  1,923,740     1,210,918
  Prepaid refundable income taxes                       923,561       448,442
  Prepaid expenses and other current assets             962,103       704,215
  Current deferred tax asset                             34,445        34,445
                                                    -----------   -----------
       Total current assets                          11,871,364    20,572,626
                                                    -----------   -----------
FURNITURE, FIXTURES AND COMPUTER EQUIPMENT- (Net)       319,025       347,772

FILM INVENTORY - Noncurrent                           2,531,703     2,531,703

ACCOUNTS RECEIVABLE - Noncurrent, net                 2,346,656     2,317,639

SECURITY DEPOSITS AND OTHER ASSETS                      336,294       198,835
                                                    -----------   -----------
TOTAL ASSETS                                        $17,405,042   $25,968,575
                                                    ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Due to licensors                                  $ 1,762,776   $ 1,613,606
  Media payable                                       3,266,551    11,428,185
  Accounts payable and accrued expenses                 713,698       636,017
                                                    -----------   -----------
       Total current liabilities                      5,743,025    13,677,808

NONCURRENT DEFERRED TAX LIABILITY                       661,859       661,859
                                                    -----------   -----------
       Total liabilities                              6,404,884    14,339,667
                                                    -----------   -----------
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value - authorized,
    3,000,000 shares; none issued
  Common stock, $.01 par value - authorized,
    10,000,000 shares; issued, 2,944,831 shares          29,448        29,448
  Additional paid-in capital                          4,429,906     4,429,906
  Retained earnings                                   6,540,804     7,169,554
                                                    -----------   -----------
       Total stockholders' equity                    11,000,158    11,628,908
                                                    -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $17,405,042   $25,968,575
                                                    ===========   ===========

See notes to consolidated financial statements

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                              MARCH 31,      MARCH 31,
                                                1996           1995
                                             -----------    -----------

NET REVENUES:                                   $743,923       $933,542

COST AND EXPENSES:
  Selling, general and administrative cost     1,708,870      1,883,805
  Amortization of capitalized film cost          187,486         13,632
                                             -----------    -----------
         Total cost and expenses               1,896,356      1,897,437
                                             -----------    -----------
                                              (1,152,433)      (963,895)

INTEREST INCOME                                   49,683        112,024
                                             -----------    -----------
LOSS BEFORE INCOME
TAX BENEFIT                                   (1,102,750)      (851,871)

INCOME TAX BENEFIT                              (474,000)      (366,000)
                                             -----------    -----------
NET LOSS                                       ($628,750)     ($485,871)
                                             ===========    ===========
PER SHARE AMOUNTS
Loss per common and dilutive
common equivalent share                           ($0.21)        ($0.16)
                                             ===========    ===========
Loss per common share-
assuming full dilution                            ($0.21)        ($0.16)
                                             ===========    ===========



Weighted average number of common and
common equivalent shares outstanding           3,004,658      2,985,572
                                             ===========    ===========


See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                MARCH 31,       MARCH 31,
                                                                   1996            1995
                                                               ------------    ------------
OPERATING ACTIVITIES:
 Net loss                                                         ($628,750)      ($485,871)
  Adjustments to reconcile net loss to net
   (used in) provided by operating by operating activity
    Depreciation and amortization                                    38,137          52,562
    Amortization of capitalized film cost                           187,486          13,632
    Changes in assets and liabilities (using)
      providing cash:
    Accounts receivable                                           9,716,682      11,678,597
    Film inventory                                                 (900,308)       (653,018)
    Prepaid expenses and other current assets                      (257,888)        106,785
    Prepaid/Refundable income taxes                                (475,119)       (335,324)
    Security deposits and other assets                             (137,459)        250,088
    Due to licensors                                                149,170       1,050,145
    Accounts payable and accrued expenses                            77,681         (97,118)
    Media payable                                                (8,161,634)     (8,713,037)
                                                               ------------    ------------
     Net cash (used in) provided by operating activities           (392,002)      2,867,441
                                                               ------------    ------------
INVESTING ACTIVITIES:
  Purchase of furniture and fixtures                                 (9,390)        (38,021)
                                                               ------------    ------------
     Net cash used in investing activities                           (9,390)        (38,021)
                                                               ------------    ------------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                 (401,392)      2,829,420
CASH AND CASH EQUIVALENTS, BEGINNING PERIOD                       3,505,777       7,371,311
                                                               ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $3,104,385     $10,200,731
                                                               ============    ============

See accompanying notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 1996

Note 1

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes as required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in 4Kids Entertainment, Inc.'s (the "Company") Form 10-K for the year ended December 31, 1995.

Note 2

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: For a summary of significant accounting policies reference is made to the Company's report on Form 10-K previously filed for the year ended December 31, 1995.

Note 3

PER SHARE AMOUNTS: Earnings per common and dilutive common equivalent share are based on the weighted average number of shares and common equivalent shares outstanding during the period. Common shares issuable upon the exercise of options are included as common equivalent shares when their inclusion is dilutive using the treasury stock method.

Note 4

STOCK OPTIONS:
In accordance with the provisions of the 1994 stock option plan, options to purchase 100,000 shares of the Company's common stock were granted in the first quarter of 1996 to the Chairman and Chief Executive Officer of the Company and options to purchase 50,000 shares were granted to each of the two outside directors. All such options were at an exercise price of $2.3125 the market price of the Company's common stock at the time of grant.


Note 5

COMMITMENTS AND CONTINGENCIES:

Credit Facility- The Company's line of credit (the "Credit Facility") from Chemical Bank which was scheduled to expire on June 30, 1996 has been renegotiated and renewed through June 30, 1997. Under the new terms the Company may borrow from time to time for general working capital purposes up to $2 million. Any borrowings under the credit facility would be secured by the Company's receivables. The Credit Facility provides for an interest rate of 1% over the bank's prime rate and an annual commitment fee of 3/4%. As of March 31, 1996 the Company had no borrowings under the Credit Facility.

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

Three Months Ended March 31, 1996 Compared to Three Months Ended
March 31, 1995

Consolidated net revenue decreased 20% ($190,000) for the three month period ended March 31, 1996 as compared to the same period in 1995. The decline in net revenue was primarily due to decreased licensing revenue from some of the Company's more mature properties. Revenue from the Company's media buying and syndication business increased as compared to the same period in 1995. Due to the seasonal nature of the media buying and syndication service business however, the majority of such revenue will be recognized during the second half of the year.

Licensing revenues from the Company's international subsidiary increased moderately as compared to the comparable period in 1995. The increase is primarily due to the success of the property "Tots TV" a British pre-school program.


Selling, general and administrative expenses decreased by 9% ($175,000) for the three month period ended March 31, 1996 when compared to the same period in 1995. The lower level of expenditures in the three month period are principally due to the effect of cost reductions in the Company's licensing business. These reductions were offset to some extent by increased costs associated with expanding the operations of the Company's international subsidiary to accommodate new business.

At March 31, 1996 there were approximately $4,455,443 of capitalized film production costs(film inventory). The increase in such costs from December 31, 1995 relates to the production of the second season of the television series "WMAC Masters". "WMAC Masters" is a weekly syndicated television program produced by the Company's 4Kids Productions subsidiary. This weekly half hour TV program which was syndicated by the Company's Summit Media subsidiary premiered September 16, 1995 in over 80% of the Country.

Amortization of capitalized film cost increased by approximately $174,000 for the three month period when compared to the same period in 1995. The 1996 amortization relates primarily to the Olympic specials produced for the Atlanta Committee for the Olympic games to run on the NBC television network. At March 31, 1996 the percentage of unamortized film cost of $4,455,443 expected to be amortized within the next three years exceeds 80%. The Company periodically evaluates its anticipated revenue from film production and, consequently, amortization rates may change as a result of such estimates.

Interest income decreased by approximately 56% ($62,000) for the three month period ending March 31, 1996 as compared to the same period in 1995. This decrease is primarily attributable to lower levels of invested cash during the first three months of the year as compare to the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES:

At March 31, 1996 the Company had working capital of $6,128,339 as compared to working capital of $ 6,894,818 at December 31, 1995. The decrease in working capital of $766,479 is primarily due to the cost of funding the operating loss of the Company's activities during the first three months of the year.

Cash and cash equivalents decreased by $401,392 from December 31, 1995. The decrease in cash and cash equivalents is due primarily to cash expenditures associated with funding the production of season two of "WMAC Masters" which will complete production by August 31, 1996. Additional cash expenditures were required to fund the operating losses for the three month period ended March 31, 1996.

Accounts receivable, net (current and noncurrent) decreased from $16,986,468 at December 31, 1995 to $7,269,786 at March 31, 1996. The decrease is primarily due to the Company's media buying activities. The seasonality of the Company's business tends to generate higher receivables in the fourth quarter which are generally collected in the first quarter. As a result higher receivables at year end are converted to cash during the first quarter. There is a corresponding decrease in media payable of approximately $8,161,134.

Amounts due to licensors, which represents the owner's share of royalties collected, were comparable in amount at March 31, 1996 when compared to December 31, 1995.

In the opinion of management, the Company will be able to satisfy its foreseeable financial obligations from its current working capital and credit facility. As described in Note 5 to the financial statements the Company has established a $2,000,000 credit facility with Chemical Bank for general working capital purposes. As of May 13, 1996 there have been no borrowings under this facility.

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

Dated: May 15, 1996

4KIDS ENTERTAINMENT, INC.




By: /s/ Alfred R. Kahn
   ----------------------
Alfred R. Kahn
Chairman of the Board and
Chief Executive Officer





By: /s/ Joseph P. Garrity
   ----------------------
Joseph P. Garrity
Executive Vice President
Chief Financial Officer