Form 10-Q
period 1996-06-30
4 KIDS ENTERTAINMENT INC
filed 1996-08-14
CIK 58592

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934.

      For the Quarterly Period Ended      June 30, 1996


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

        Class                                 Outstanding at August 12, 1996

Common Stock, $.01 Par Value                              2,944,831

                            4KIDS ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                                      INDEX




                                                                              PAGE NUMBER
PART I:       FINANCIAL INFORMATION
    Item 1:           Financial Statements
    Consolidated Balance Sheets                                                    1
    June 30, 1996 (Unaudited) and
    December 31, 1995.

    Consolidated Statements of Operations                                          2
    Six and Three Months Ended
    June 30, 1996 and 1995 (Unaudited)

    Consolidated Statements of Cash Flows                                          3
    Six Months Ended
    June 30, 1996 and 1995 (Unaudited)

    Notes to Consolidated Financial                                                4
    Statements (Unaudited)

    Item 2:           Management's Discussion and Analysis                         6
    of Financial Condition and Results of Operations



PART II:  OTHER INFORMATION                                                        9





4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                                 JUNE 30,              DECEMBER 31,
                                                                                                   1996                    1995
                                                                                                -----------            -----------
ASSETS                                                                                           (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                                                     $1,294,770              $3,505,777
  Accounts receivable, net                                                                       2,039,248              14,668,829
  Film inventory-net                                                                             1,941,645               1,210,918
  Prepaid refundable income taxes                                                                1,310,799                 448,442
  Prepaid expenses and other current assets                                                        543,836                 704,215
  Current deferred tax asset                                                                        34,445                  34,445
                                                                                                -----------            -----------
       Total current assets                                                                      7,164,743              20,572,626
                                                                                                -----------            -----------
FURNITURE, FIXTURES AND COMPUTER EQUIPMENT- (Net)                                                  290,704                 347,772

FILM INVENTORY - Noncurrent                                                                      3,731,703               2,531,703

ACCOUNTS RECEIVABLE - Noncurrent, net                                                            2,365,325               2,317,639

SECURITY DEPOSITS AND OTHER ASSETS                                                                 215,061                 198,835
                                                                                                -----------            -----------
TOTAL ASSETS                                                                                   $13,767,536             $25,968,575
                                                                                               ===========             ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Due to licensors                                                                                $985,083              $1,613,606
  Media payable                                                                                  1,352,676              11,428,185
  Accounts payable and accrued expenses                                                            281,075                 636,017
                                                                                                -----------            -----------
       Total current liabilities                                                                 2,618,834              13,677,808

NONCURRENT DEFERRED TAX LIABILITY                                                                  661,859                 661,859
                                                                                                -----------            -----------
       Total liabilities                                                                         3,280,693              14,339,667
                                                                                                -----------            -----------
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value - authorized,
    3,000,000 shares; none issued
  Common stock, $.01 par value - authorized,
    10,000,000 shares; issued, 2,944,831 shares                                                     29,448                  29,448
  Additional paid-in capital                                                                     4,429,906               4,429,906
  Retained earnings                                                                              6,027,489               7,169,554
                                                                                                -----------            -----------
       Total stockholders' equity                                                               10,486,843              11,628,908
                                                                                                -----------            -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $13,767,536             $25,968,575
                                                                                               ===========             ===========


See notes to consolidated financial statements

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                        THREE MONTHS ENDED                      SIX MONTHS ENDED

                                                      JUNE 30,        JUNE 30,              JUNE 30,        JUNE 30,
                                                        1996            1995                   1996            1995
                                                     ---------        --------             ----------     ----------
NET REVENUES:                                         $950,141        $773,545             $1,694,064     $1,707,087

COST AND EXPENSES:
  Selling, general and administrative cost           1,550,480       1,737,668              3,259,350      3,621,473
  Amortization of capitalized film cost                324,187          50,334                511,673         63,966
                                                     ---------        --------             ----------     ----------
         Total cost and expenses                     1,874,667       1,788,002              3,771,023      3,685,439
                                                     ---------        --------             ----------     ----------
                                                      (924,526)     (1,014,457)            (2,076,959)    (1,978,352)

INTEREST INCOME                                         23,712          74,973                 73,395        186,997
                                                     ---------        --------             ----------     ----------
LOSS BEFORE INCOME
TAX BENEFIT                                           (900,814)       (939,484)            (2,003,564)    (1,791,355)

INCOME TAX BENEFIT                                    (387,500)       (404,000)              (861,500)      (770,000)
                                                     ---------        --------             ----------     ----------
NET LOSS                                             ($513,314)      ($535,484)           ($1,142,064)   ($1,021,355)
                                                     =========       ==========           ============   ============
PER SHARE AMOUNTS
Loss per common and dilutive
common equivalent share                                ($0.17)         ($0.18)                ($0.38)        ($0.34)
                                                     =========       ==========           ============   ============
Loss per common share-
assuming full dilution                                 ($0.17)         ($0.18)                ($0.38)        ($0.34)
                                                     =========       ==========           ============   ============

Weighted average number of common and
common equivalent shares outstanding                 2,962,392       2,984,978              2,983,525      2,985,275
                                                     =========       ==========           ============   ============

See notes to consolidated financial statements.



4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)




                                                                                                JUNE 30,                JUNE 30,
                                                                                                  1996                   1995
                                                                                              ------------          ------------
OPERATING ACTIVITIES:
 Net loss                                                                                     ($1,142,064)           ($1,021,355)
  Adjustments to reconcile net loss to net
   (used in) provided by operating by operating activity
    Depreciation and amortization                                                                  76,062                104,530
    Amortization of capitalized film cost                                                         511,673                 63,966
    Changes in assets and liabilities (using) providing cash:
    Accounts receivable                                                                        12,581,895             11,583,897
    Film inventory                                                                             (2,442,400)            (1,598,676)
    Prepaid expenses and other current assets                                                     160,379               (159,918)
    Prepaid/Refundable income taxes                                                              (862,357)              (749,987)
    Security deposits and other assets                                                            (16,226)               277,142
    Due to licensors                                                                             (628,523)               (17,534)
    Accounts payable and accrued expenses                                                        (354,942)              (184,707)
    Media payable                                                                             (10,075,509)           (11,742,585)
                                                                                              ------------          ------------
     Net cash (used in) provided by operating activities                                       (2,192,012)            (3,445,227)
                                                                                              ------------          ------------
INVESTING ACTIVITIES:
  Purchase of furniture and fixtures                                                              (18,995)               (74,236)
                                                                                              ------------          ------------
     Net cash used in investing activities                                                        (18,995)               (74,236)
                                                                                              ------------          ------------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                                             (2,211,007)            (3,519,463)
CASH AND CASH EQUIVALENTS, BEGINNING PERIOD                                                     3,505,777              7,371,311
                                                                                              ------------          ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                       $1,294,770             $3,851,848

                                                                                              ===========            ============

See accompanying notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 1996

Note 1

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes as required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in 4Kids Entertainment, Inc.'s (the "Company") Form 10-K for the year ended December 31, 1995.

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

Note 4

STOCK OPTIONS:
In accordance with the provisions of the 1994 stock option plan, options to purchase 100,000 shares of the Company's common stock were granted in the first quarter of 1996 to the Chairman and Chief Executive Officer of the Company and options to purchase 50,000 shares were granted to each of the two outside directors. All such options were at an exercise price of $2.3125 the market price of the Company's common stock at the time of grant. Additionally, the Compensation Committee of the Board of Directors granted options on June 5, 1996 to purchase 63,000 shares of the Company's common stock at an exercise price of $2.375, the market price of the Company's common stock at that date, to employees of the Company including four executive officers.


Note 5

COMMITMENTS AND CONTINGENCIES:

Credit Facility- The Company's line of credit (the "Credit Facility") from Chemical Bank which was scheduled to expire on June 30, 1996 has been renegotiated and renewed through June 30, 1997. Under the new terms the Company may borrow from time to time for general working capital purposes up to $2 million. Any borrowings under the credit facility would be secured by the Company's receivables. The Credit Facility provides for an interest rate of 1% over the bank's prime rate and an annual commitment fee of 3/4%. As of June 30, 1996 the Company had no borrowings under the Credit Facility.

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

THREE AND SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE AND
SIX MONTHS ENDED JUNE 30, 1995

Consolidated net revenue increased 23% ($177,000) for the three month period ended June 30, 1996 as compared to the same period in 1995. Revenue levels for the six month period ended June 30, 1996 were consistent with those of the comparable period in 1995. The increase in net revenue for the three month period was primarily due to increased revenue related to the Company's television production activities. This increase was offset by a decline in licensing revenue from some of the Company's more mature properties during the comparable six month periods. Revenue from the Company's media buying and syndication business were comparable to the same periods in 1995.

Licensing revenues from the Company's international subsidiary increased moderately as compared to the comparable periods in 1995. The increase is primarily due to the success of the property "Tots TV" a British pre-school program.


Selling, general and administrative expenses decreased by 10% ($187,000) and 10% ($362,000) for the three and six month periods ended June 30, 1996 when compared to the same periods in 1995. The lower level of expenditures in the three and six month periods are principally due to the effect of cost reductions in the Company's licensing business. These reductions were offset to some extent by increased costs associated with expanding the operations of the Company's international subsidiary to accommodate new business.

At June 30, 1996 there were approximately $5,673,348 of capitalized film production costs(film inventory). The increase in such costs from December 31, 1995 relates to the production of the second season of the television series "WMAC Masters". "WMAC Masters" is a weekly syndicated television program produced by the Company's 4Kids Productions subsidiary. This weekly half hour TV program which was syndicated by the Company's Summit Media subsidiary premiered September 16, 1995 in over 80% of the Country.

Amortization of capitalized film cost increased by approximately $274,000 and $448,000 for the three and six month periods when compared to the same period in 1995. The 1996 amortization relates primarily to the Olympic specials produced for the Atlanta Committee for the Olympic games which ran on the NBC television network and WMAC Masters. At June 30, 1996 the percentage of unamortized film cost of $5,673,348 expected to be amortized within the next three years exceeds 80%. The Company periodically evaluates its anticipated revenue from film production and, consequently, amortization rates may change as a result of such estimates.

Interest income decreased by approximately 68% ($51,000) and 61% ($114,000) for the three and six month periods ending June 30, 1996 as compared to the same periods in 1995. This decrease is primarily attributable to lower levels of invested cash during the first six months of the year as compare to the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES:

At June 30, 1996 the Company had working capital of $4,545,909 as compared to working capital of $ 6,894,818 at December 31, 1995, a decrease in working capital of $2,348,909. Cash and cash equivalents decreased by $2,211,007 from December 31, 1995. The decrease in working capital and cash and cash equivalents is due primarily to cash expenditures associated with funding the production of season two of "WMAC Masters" which will complete production by August 31, 1996. Additional cash expenditures were required to fund the operating losses for the six month period ended June 30, 1996. The decrease in working capital was offset to some extent by an increase in prepaid taxes. The prepaid taxes primarily reflect the anticipated tax benefit based on the six month loss.

Accounts receivable, net (current and noncurrent) decreased from $16,986,468 at December 31, 1995 to $4,404,573 at June 30, 1996. The decrease is primarily due to the Company's media buying activities. The seasonality of the Company's business tends to generate higher receivables in the fourth quarter which are generally collected in the first quarter. As a result higher receivables at year end are converted to cash during the first quarter. There is a corresponding decrease in media payable of approximately $10,075,509.

Amounts due to licensors, which represents the owner's share of royalties collected, decreased by $628,523 to $985,083 from December 31, 1995. The decrease is primarily due to lower amounts of royalties collected during the quarter which are payable to the licensor after the close of the quarter.

In the opinion of management, the Company will be able to satisfy its foreseeable financial obligations from its current working capital and credit facility. As described in Note 5 to the financial statements the Company has established a $2,000,000 credit facility with Chemical Bank for general working capital purposes. As of August 13, 1996 there have been no borrowings under this facility.

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

Dated: August 14, 1996

4KIDS ENTERTAINMENT, INC.




By: /s/ Alfred R. Kahn

Alfred R. Kahn
Chairman of the Board and
Chief Executive Officer





By: /s/ Joseph P. Garrity

Joseph P. Garrity
Executive Vice President
Chief Financial Officer