Form 10-Q
period 1996-09-30
4 KIDS ENTERTAINMENT INC
filed 1996-11-14
CIK 58592

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934.

      For the Quarterly Period Ended      September 30, 1996

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

Class                                        Outstanding at November 12, 1996

Common Stock, $.01 Par Value                             2,944,831

                           4KIDS ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                                     INDEX

                                                             PAGE NUMBER

PART I:       FINANCIAL INFORMATION

    Item 1:           Financial Statements

    Consolidated Balance Sheets                                  1
    September 30, 1996 (Unaudited) and
    December 31, 1995.

    Consolidated Statements of Operations                        2
    Three and Nine Months Ended
    September 30, 1996 and 1995 (Unaudited)

    Consolidated Statements of Cash Flows                        3
    Nine Months Ended
    September 30, 1996 and 1995 (Unaudited)

    Notes to Consolidated Financial                              4
    Statements (Unaudited)

    Item 2: Management's Discussion and Analysis                 6
    of Financial Condition and Results of Operations

PART II:  OTHER INFORMATION                                      9

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS



                                                       SEPTEMBER 30,     DECEMBER 31,
                                                           1996             1995
                                                   ----------------- --------------------
ASSETS                                                  (UNAUDITED)
------
CURRENT ASSETS:
  Cash and cash equivalents                             $2,185,327            $3,505,777
  Accounts receivable, net                               5,835,098            14,668,829
  Film inventory-net                                     3,183,147             1,210,918
  Prepaid refundable income taxes                        1,519,120               448,442
  Prepaid expenses and other current assets                567,761               704,215
  Current deferred tax asset                                34,445                34,445
                                                   ----------------  --------------------
       Total current assets                             13,324,898            20,572,626
                                                   ----------------  --------------------

FURNITURE, FIXTURES AND COMPUTER EQUIPMENT- (Net)          258,474               347,772

FILM INVENTORY - Noncurrent                              2,531,703             2,531,703

ACCOUNTS RECEIVABLE - Noncurrent, net                    2,455,427             2,317,639

SECURITY DEPOSITS AND OTHER ASSETS                         235,226               198,835
                                                   ----------------  --------------------
TOTAL ASSETS                                           $18,805,728           $25,968,575
                                                   ================  ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Due to licensors                                      $1,471,104            $1,613,606
  Media payable                                          6,104,464            11,428,185
  Accounts payable and accrued expenses                    357,604               636,017
                                                   ----------------  --------------------
       Total current liabilities                         7,933,172            13,677,808

NONCURRENT DEFERRED TAX LIABILITY                          661,859               661,859
                                                   ----------------  --------------------
       Total liabilities                                 8,595,031            14,339,667
                                                   ----------------  --------------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value - authorized,
    3,000,000 shares; none issued
  Common stock, $.01 par value - authorized,
    10,000,000 shares; issued, 2,944,831 shares             29,448                29,448
  Additional paid-in capital                             4,429,906             4,429,906
  Retained earnings                                      5,751,343             7,169,554
                                                   ----------------  --------------------
       Total stockholders' equity                       10,210,697            11,628,908
                                                   ----------------  --------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $18,805,728           $25,968,575
                                                 ==================  ====================

See notes to consolidated financial statements

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                  THREE MONTHS ENDED                 NINE MONTHS ENDED
                                             SEPTEMBER 30,    SEPTEMBER 30,      SEPTEMBER 30, SEPTEMBER 30,
                                                 1996             1995                1996          1995
                                            ---------------  ----------------   -------------  --------------

NET REVENUES:                                      995,434        $1,283,252      $2,689,498      $2,990,339

COST AND EXPENSES:
  Selling, general and administrative cost       1,314,138         1,698,438       4,573,488       5,319,911
  Amortization of capitalized film cost            171,264            85,025         682,937         148,991
                                            ---------------  ----------------   -------------  --------------
         TOTAL COST AND EXPENSES                 1,485,402         1,783,463       5,256,424       5,468,902
                                            ---------------  ----------------   -------------  --------------

                                                  (489,968)         (500,211)     (2,566,927)     (2,478,563)

INTEREST INCOME                                      5,443            54,383          78,838         241,380
                                            ---------------  ----------------   -------------  --------------
LOSS BEFORE INCOME
TAX BENEFIT                                       (484,525)         (445,828)     (2,488,089)     (2,237,183)

INCOME TAX BENEFIT                                (208,378)         (192,000)     (1,069,878)       (962,000)
                                            ---------------  ----------------   -------------  --------------

NET LOSS                                         ($276,147)        ($253,828)    ($1,418,211)    ($1,275,183)
                                            ===============  ================   =============  ==============

PER SHARE AMOUNTS
Loss per common and dilutive
common equivalent share                             ($0.09)           ($0.08)         ($0.48)         ($0.42)
                                            ===============  ================   =============  ==============
Loss per common share-
assuming full dilution                              ($0.09)           ($0.08)         ($0.48)         ($0.42)
                                            ===============  ================   =============  ==============
Weighted average number of common and
common equivalent shares outstanding             2,944,831         3,001,555       2,970,627       2,990,702
                                            ===============  ================   =============  ==============





See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)




                                                                          NINE             NINE
                                                                      MONTHS ENDED      MONTHS ENDED
                                                                      SEPTEMBER 30,     SEPTEMBER 30,
                                                                          1996              1995
                                                                 -----------------     ---------------
OPERATING ACTIVITIES:
 Net loss                                                             ($1,418,211)        ($1,275,183)
  Adjustments to reconcile net loss to net
   (used in) provided by operating by operating activity
    Depreciation and amortization                                         111,334             174,472
    Amortization of capitalized film cost                                 682,937             148,991
    Changes in assets and liabilities (using)/providing cash:
    Accounts receivable                                                 8,695,943          10,982,767
    Film inventory                                                     (2,655,166)         (2,167,744)
    Prepaid expenses and other current assets                             136,454            (184,471)
    Prepaid/Refundable income taxes                                    (1,070,678)         (1,027,718)
    Security deposits and other assets                                    (36,391)            193,789
    Due to licensors                                                     (142,502)           (175,155)
    Accounts payable and accrued expenses                                (278,413)           (117,779)
    Media payable                                                      (5,323,721)        (10,527,938)
                                                                 -----------------     ---------------

     Net cash (used in) provided by operating activities               (1,298,414)         (3,975,969)
                                                                 -----------------     ---------------
INVESTING ACTIVITIES:
  Purchase of furniture and fixtures                                      (22,036)           (110,909)
                                                                 -----------------     ---------------

     Net cash used in investing activities                                (22,036)           (110,909)
                                                                 -----------------     ---------------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                     (1,320,450)         (4,086,878)
CASH AND CASH EQUIVALENTS, BEGINNING PERIOD                             3,505,777           7,371,311
                                                                 -----------------     ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $2,185,327          $3,284,433
                                                                 =================     ===============

See accompanying notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 1996

Note 1

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes as required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in 4Kids Entertainment, Inc.'s (the "Company") Form 10-K for the year ended December 31, 1995.

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

Note 5

COMMITMENTS AND CONTINGENCIES:

Credit Facility- The Company's line of credit (the "Credit Facility") from Chemical Bank which was scheduled to expire on June 30, 1996 has been renegotiated and renewed through June 30, 1997. Under the new terms the Company may borrow from time to time for general working capital purposes up to $2 million. Any borrowings under the credit facility would be secured by the Company's receivables. The Credit Facility provides for an interest rate of 1% over the bank's prime rate and an annual commitment fee of 3/4%. As of September 30, 1996 the Company had no borrowings under the Credit Facility.

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

Three and Nine Months Ended September 30, 1996 Compared to Three and Nine Months Ended September 30, 1995

Consolidated net revenue decreased 22% ($287,818) for the three month period ended September 30, 1996 as compared to the same period in 1995. Revenue levels for the nine month period ended September 30, 1996 decreased approximately 10% ($300,841) as compared to the same period in 1995. The decrease in net revenue for the three and nine month periods was primarily due to decreased revenue related to the Company's licensing activities. The more mature properties and characters represented by the Company for licensing generated lower levels of royalties, while newer properties and characters have not yet developed into mass-market licensing programs. This decrease in licensing revenue was partially offset by an increase in revenue from the Company's media buying activities.

Selling, general and administrative expenses decreased by 23% ($384,300) and 14% ($746,423) for the three and nine month periods ended September 30, 1996 when compared to the same periods in 1995. The lower level of expenditures in the three and nine month periods are principally due to the effect of cost reductions in the Company's licensing business.

At September 30, 1996 there were approximately $5,714,850 of capitalized film production costs(film inventory). The increase in such costs from December 31, 1995 relates to the production of the second season of the television series "WMAC Masters". "WMAC Masters" is a weekly syndicated television program produced by the Company's 4Kids Productions subsidiary. This weekly half hour TV program is syndicated by the Company's Summit Media subsidiary in over 80% of the Country.

Amortization of capitalized film cost increased by $86,239 and $533,946 for the three and nine month periods when compared to the same periods in 1995. The 1996 amortization relates primarily to the Olympic specials produced for the Atlanta Committee for the Olympic games, which ran on the NBC television network, and WMAC Masters. At September 30, 1996 the percentage of unamortized film cost of $5,714,850 expected to be amortized within the next three years exceeds 80%. The Company periodically evaluates its anticipated revenue from film production and, consequently, amortization rates may change as a result of such estimates.

Interest income decreased by approximately 90% ($48,940) and 67% ($162,542) for the three and nine month periods ending September 30, 1996 as compared to the same periods in 1995. This decrease is primarily attributable to lower levels of invested cash during the first nine months of the year as compared to the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES:

At September 30, 1996 the Company had working capital of $5,391,726 as compared to working capital of $ 6,894,818 at December 31, 1995, a decrease in working capital of $1,503,092. Cash and cash equivalents decreased by $1,320,450 from December 31, 1995. The decrease in working capital and cash and cash equivalents is due primarily to cash expenditures associated with funding the production of season two of "WMAC Masters" which substantially completed production in September 1996. Additional cash expenditures were required to fund the operating losses for the nine month period ended September 30, 1996. The decrease in working capital was offset to some extent by an increase in prepaid taxes. The prepaid taxes primarily reflect the anticipated tax benefit based on the nine month loss.

Accounts receivable, net (current and noncurrent) decreased from $16,986,468 at December 31, 1995 to $8,290,525 at September 30, 1996. The decrease is primarily due to the Company's media buying activities. The seasonality of the Company's business tends to generate higher receivables in the fourth quarter which are generally collected in the first quarter. As a result higher receivables at year end are converted to cash during the first quarter. There is a corresponding decrease in media payable of $5,323,721.

Amounts due to licensors, which represents the owner's share of royalties collected, decreased by $142,502 to $1,471,104 from December 31, 1995. The decrease is primarily due to lower amounts of royalties collected during the quarter which are payable to the licensor after the close of the quarter.

In the opinion of management, the Company will be able to satisfy its foreseeable financial obligations from its current working capital and credit facility. As described in Note 5 to the financial statements, the Company has established a $2,000,000 credit facility with Chemical Bank for general working capital purposes. As of November 13, 1996 there have been no borrowings under this facility.

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

Dated: November 14, 1996

4KIDS ENTERTAINMENT, INC.

By: /s/ Alfred R. Kahn
   -----------------------
Alfred R. Kahn
Chairman of the Board and
Chief Executive Officer




By: /s/ Joseph P. Garrity
   -----------------------
Joseph P. Garrity
Executive Vice President
Chief Financial Officer