Form 10-K405
period 1996-12-31
4 KIDS ENTERTAINMENT INC
filed 1997-03-31
CIK 58592

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
                               Yes  X     No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $3,331,247 (based upon the average of the high and low prices of Registrant's Common Stock, $.01 par value, as of March 17, 1997).

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value                   2,944,831
     (Title of Class)                 (No. of Shares Outstanding
                                           at March 17, 1997)

      DOCUMENTS INCORPORATED BY REFERENCE:  Definitive Proxy Statement on
    Schedule 14A for Annual Meeting of Shareholders to be Held April 30, 1997

                                     PART I


Item 1.           Business

                  (a)      General Development of Business.    4Kids
Entertainment, Inc.,(the "Company" ) is a vertically integrated entertainment based company. The Company provides a comprehensive range of services including toy design and development, domestic and international merchandise licensing, media buying and planning, international and domestic television distribution and television production.

The Company operates through four wholly owned subsidiaries, Leisure Concepts, Inc., Leisure Concepts International, Inc., The Summit Media Group, Inc. and 4Kids Productions, Inc.

Leisure Concepts, Inc. is engaged primarily in the business of domestic and international licensing of the commercial rights to properties, personalities, and product concepts. Leisure Concepts typically acts as exclusive agent in connection with the grant to third parties of licenses to manufacture and sell all types of merchandise based on such properties, personalities and concepts. The licensing of these rights has been primarily in the areas of toys, games and other juvenile merchandise, although grants have also been made in other fields, including the food, toiletries, apparel and footwear industries. These rights are also licensed in connection with the production of television shows, motion pictures and publications such as magazines, juvenile books and comic strips.

Leisure Concepts International, Inc. based in the Company's
London office, provides hands-on management of properties in the important United Kingdom and European marketplace.

The Summit Media Group, Inc. provides media planning, buying and marketing services primarily for toy and video game companies. Summit Media also provides television distribution services.

4Kids Productions, Inc. is a television and home video production company specializing in youth-oriented entertainment programming.


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

                  As part of the standard licensing arrangements, the manufacturer usually pays LCI a nonrefundable advance which is applied in most cases against a guaranteed minimum royalty. The percentage of sales or royalty rate, and any nonrefundable advance on guaranteed minimum payment, are negotiated for each transaction and vary from industry to industry and from property to property. Generally the term of the license runs for one to three years, and may be renewed if certain minimum annual payments are received under the license agreement. In addition, the agreements usually provide that the rights under license will revert to the owner unless the manufacturer commences its marketing activities by a specified date and continues to market the products thereafter on a regular basis. The average start-up or lead time necessary for product manufacture and marketing is between approximately six and eighteen months. LCI does not assist in financing any of these endeavors.

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

                  Licensing revenues accounted for approximately 32%, 41% and 60% of consolidated net revenues for the years ended December 31, 1996, 1995 and 1994, respectively.

                  (2) Certain Licensed Properties Represented Exclusively by Leisure Concepts, Inc. Among the licensed properties represented exclusively by LCI are the following:

                           o        The animated weekly television series "Mr.
                                    Men" scheduled for September, 1997
                                    syndication in the United States and the development of a line of toys based on the characters.

                           o Nintendo of America Inc. ("Nintendo"), for the various characters, trademarks, and copyrights arising out of the software for the video cartridge games developed and owned by Nintendo. LCI represents Nintendo on a worldwide basis, other than Japan. These video games ranked among the top toy sellers in the United States in 1994, 1995 and 1996.

                           o The syndicated weekly TV show, "WMAC Masters", which features the nation's first live action martial arts competition series.

                           o James Bond 007, US and UK representation for this classic character of seventeen action films.

                           o Borden, including Borden's well known brands Crackers Jacks, Elmer's Glue and Elsie the Cow.

                           o The "Polly Pocket" miniature playsets for girls distributed by Mattel.


                  (3) Company-Owned Properties. World Martial Arts Council ("WMAC") is an entertainment-based property utilizing skilled martial arts professionals that was developed and is owned by the Company. The WMAC Masters television series was launched in September of 1995. The Company has entered into a master toy license agreement under which Bandai has the right to market and distribute toys and video games for the WMAC.

                  "Charlie Chan" the fictional Asian detective who has been the subject of numerous films based on the character created by Earl DeBiggers. Charlie Chan movie rights have been optioned to Miramax films.

                  (4) Product Concepts. The product concepts developed by LCI usually consist of a novel theme for a line of merchandise. LCI may conceive of an idea and then develop it at its expense by preparing drawings or models of the products or examples of various uses of the concepts, including descriptions or illustrations of plans for the marketing and merchandising of the product lines in question. LCI will then seek to license the product concept to manufacturers for which LCI will typically receive a royalty based upon the manufacturer's wholesale sales. Other times, although LCI has not created the original concept, it will assist in developing a concept, initially conceived by others, into a commercially viable product line, in which case LCI may act as the licensor, as the agent for the rights holder of the concept in question or may simply receive a royalty for services rendered. LCI does not typically finance the activities of the manufacturers to which it licenses product concepts. However, LCI sometimes enters into arrangements under which it defers its royalties until after the manufacturer has recouped its cost of production. Furthermore, because the overhead associated with the development of product concepts is relatively low, this activity has generally been profitable for LCI. There can be no assurance, however, that the development of product concepts will be successful in the future.

                  Examples of product concepts are "Quiz Wiz", "2-XL," "Toby Terrier" and "Grave Danger," which the Company represents on a worldwide basis. "Quiz Wiz" is an electronic hand-held computer answer game. "2-XL" is an interactive toy robot that questions and teaches children about a variety of educational subjects. Grave Danger is a board game licensed to Pressman Toys. "Toby Terrier" is a toy dog which interacts with specially programmed videotapes. LCI licenses these properties to Tiger Electronics Inc.
("Tiger"), which is a major shareholder of the Company.

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

                  (5) Media Buying, Planning and Television Syndication. The Company's subsidiary The Summit Media Group, Inc. ("Summit Media"), provides clients, including among others, Tiger, with media planning, buying and marketing services, and television syndication services. Media buying accounted for 42%, 33% and 26% of consolidated net revenues for the years ended December 31, 1996, 1995 and 1994, respectively. Summit Media's current syndications include "Oscar's Orchestra," the animated television series designed to introduce children to classical music, "WMAC Masters", the weekly live action martial arts competition and "Mega Man," an animated series based on the popular video game character. Summit Media also syndicates certain animated holiday specials for Sony Music Entertainment.

                  (6) Television and Home Video Production. The Company's subsidiary 4Kids Productions, Inc. ("4Kids Productions") is a television and home video production company specializing in youth-oriented entertainment programming. In 1996, 4Kids Productions completed a series of nine one-half hour programs for the Atlanta Committee for the 1996 Olympic Games which ran on the NBC television network. In addition, 4Kids Productions produced the second season of "WMAC Masters".

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

                  The only property which contributed licensing revenues individually in excess of 10% of consolidated net revenues for fiscal 1996 was Nintendo. The only client/licensee which contributed revenues individually in excess of 10% of consolidated net revenues for fiscal 1996 was Tiger.

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

                  (11) Employees. As of March 21, 1997, the Company had a total of 47 full-time employees.


Item 2.           Properties

                  The following table sets forth, with respect to properties leased (none are owned) by the Company at March 21, 1997, the location of the property, the date on which the lease expires and the use which the Company makes of such facilities:

                                                                                                                Approximate
                                                                                                          Square
Address                                   Expiration of Lease                    Use                       Feet

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

Item 3.  Legal Proceedings

                  In November, 1996, the Company commenced an action in New York Supreme Court against Toymax, H.K. Ltd., and its wholly owned subsidiary, Toymax, Inc. in connection with the Company's licensing of the "Creepy Crawlers" property to the Farley Candy Company. In response, the defendants brought counterclaims alleging misrepresentation against the Company. The Company believes that it has meritorious defenses to the counterclaims and that they have been brought in retaliation for the primary suit.

                  Except for this lawsuit, as of March 17, 1997, there were no legal proceedings pending against the Company other than routine litigation incidental to its business. Some matters involve claims for large amounts as well as other relief. Although the consequences are not presently known, in the opinion of management, they will not materially affect the Company's liquidity, financial position or results of operations.

Item 4.           Submission of Matters to a Vote of Security Holders

                  During the Company's fiscal quarterly period ended December 31, 1996, there were no matters submitted to a vote of security holders.

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


   1996                               Low                       High

First Quarter                         2 1/8                     3 5/8
Second Quarter                        2                         3
Third Quarter                         1                         2 3/8
Fourth Quarter                        1                         2 1/8



   1995                               Low                       High

First Quarter                         2 1/2                     4
Second Quarter                        2 1/2                     4 1/4
Third Quarter                         3                         4
Fourth Quarter                        2 1/8                     4 1/4




                  (b) Number of Holders of Common Stock. The number of holders of record of the Company's Common Stock on March 17, 1997 was 150, which does not include individual participants in security position listings.

                  (c) Dividends. There were no dividends or other distributions made by the Company during 1996 or 1995. Future dividend policy will be determined by the Board of Directors based on the Company's earnings, financial condition, capital requirements and other existing conditions. It is anticipated that cash dividends will not be paid to the holders of the Company's Common Stock in the foreseeable future.

                  (d) Stock Purchases. The Board of Directors has authorized the Company to acquire up to 165,000 shares of its Common Stock on Nasdaq or elsewhere. Such purchases are to be made out of the Company's surplus. No such purchases were made by the Company during 1996.

Item 6.  Selected Financial Data


                                                           Year Ended December 31,

                                 1996                1995                 1994                 1993             1992
                              ---------             -------            ---------           ----------          -------

Total Net                    $6,977,327           $6,617,279           $9,191,582          $10,909,024       $8,620,860
Revenues

Income (Loss)                 (239,304)            (947,850)              135,250            2,524,688        2,254,410
from Continuing
Operations

Net Income                        (.08)                (.32)                  .04                  .77              .73
(Loss) Per
Common Share
from Continuing
Operations

Net Income                        (.08)                (.32)                  .04                  .76              .72
(Loss) Per
Common Share
from Continuing
Operations
Assuming Full
Dilution

Weighted                      2,964,178            2,990,514            3,070,815            3,273,176        3,099,463
Average Number
of Common
Shares
Outstanding



The Company did not declare or pay any cash dividends during the five-year period ended December 31, 1996.












At Year End                             1996            1995                 1994                 1993                  1992
-----------                          --------       -----------           ----------           ----------             -------
Total Assets                      $30,432,130       $25,968,575          $29,376,396          $20,933,958           $13,556,781


Working Capital                     5,342,436         6,894,818            8,159,128            8,713,842             8,780,095


Stockholders Equity                11,389,604        11,628,908           12,576,758           12,367,458             9,334,335



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

Results of Operation

Twelve Months Ended December 31, 1996 compared to Twelve Months Ended December 31, 1995.

         Consolidated net revenue for the year ended December 31, 1996 increased 5% or $360,048 as compared to the year ended December 31, 1995. Increase in revenue was recognized from the

Nintendo property based on the strength of the launch of Nintendo's new N64 game system in September 1996. Increased revenue was also recognized from the "Mr. Men" property. This classic English property is the subject of a new animated television program which has been distributed in the U.S. by the Company's Summit Media Group and will begin airing in the fall of 1997. The Company negotiated a license with Playmates Toys for the master toy license for Mr. Men. Offsetting these gains were decreased licensing revenue from some of the Company's more mature properties including Polly Pocket and Creepy Crawlers and international licensing revenue received from the Company's network of independent subagents, which has not yet benefitted from the Company's newer licensing properties.

         Revenue from the Company's media and television syndication services increased over 1995 performance. These activities comprised 42% of total net revenue for 1996 as compared to 33% in 1995. Commissions earned on the media placed increased from the addition of new clients including Direct Connect, Erector, Thinkway Toys and Trendmaster. Increased syndication revenue was recognized from the Monday through Friday television program Mega Men distributed by the Company. The Company's television and home video activities comprised approximately 15% of total net revenue for 1996 and 1995. This revenue related primarily to the 1996 Olympic specials produced for the Atlanta Committee for the Olympic Games which ran on the NBC television network and the "WMAC Masters" sayndicated television program which began airing in September 1995.

         Selling, general and administrative expenses decreased 16% or $1,181,232 compared to 1995 primarily as a result of staff reductions. Overall selling, general and administrative expenses decreased as a percentage of net revenue from 114.5 % in 1995 to 91.6% in 1996 due to the decline in SG & A expenses and an increase in net revenues. The Company will continue to seek effective cost reductions without adversely impacting the Company's business.

         At December 31, 1996 there were approximately $5,697,439 of capitalized film production costs, which relate to 26 episodes of "WMAC Masters" and 22 episodes of "Monster Wars". "WMAC Masters" is a weekly syndicated television program which began airing in September, 1995 produced by the Company's 4Kids Productions subsidiary. The first thirteen episodes of WMAC Masters were produced in cooperation with Renaissance Atlantic Films. Monster Wars began syndication in October 1993.

Amortization of capitalized film costs remained approximately the same for the year ended December 31, 1995 as compared to the prior year. Included in amortization expense for 1995 is an additional expense in the fourth quarter of $280,000 relating to "Monster Wars" weekly television show. The charge occurred as a result of the Company's periodic evaluation of net realizable value of its capitalized costs. Amortization rates may change as a result of changes in estimated future revenue. At December 31,

1996 the percentage of unamortized film cost expected to be amortized within the next three years exceeds 70%.

         As a result of the above, the Company reported a net loss for 1996 of $239,304, as compared to the reported net loss in 1995 of $947,850.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994.

         Consolidated net revenue for the year ended December 31, 1995 decreased 28% ($2,574,303) as compared to the year ended December 31, 1994. Decrease in revenue was recognized from the James Bond 007 and "WMAC Masters" properties. In 1994, the Company recognized approximately $1.6 million from the master toy and video game license agreement for the WMAC to be marketed and distributed by Bandai. Bandai was expected to begin shipping WMAC toys and related products in the 2nd quarter of 1996. Additionally, in 1994 the Company recognized $600,000 from a licensing agreement with Nintendo which acquired the video game rights in connection with James Bond 007. In addition, there were substantial decreases in the Swan Princess and Shadow properties. Both the Swan Princess and the Shadow were tied to the success of theatrical motion pictures in 1994 which were not sufficiently successful to provide sustained interest in associated merchandise. This decline in licensing revenue was partially offset by licensing revenue from new licensing agreements related to the properties Polly Pocket, Santo Bugito and Carlo Collodi's Pinocchio.

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

Amortization of capitalized film costs decreased by approximately 34% ($559,000) for the year ended December 31, 1995 as compared to the prior year. The decrease is primarily due to amortization charges in 1994 related to "Monster Wars". Included in amortization expense for 1995 is an additional expense in the fourth quarter of $280,000 relating to "Monster Wars" weekly television show. The charge occurred as a result of the Company's periodic evaluation of net realizable value of its capitalized costs. Amortization rates may change as a result of changes in estimated future revenue. At December 31, 1995 the percentage of unamortized film cost expected to be amortized within the next three years exceeds 70%.

         As a result of the above, the Company reported a net loss for 1995 of $947,850, as opposed to the reported net income in 1994 of $135,250.


Liquidity and Capital Resources

         At December 31, 1996, the Company had working capital of $5,342,436, as compared to working capital of $6,894,818 at December 31, 1995. The decrease in working capital of $1,552,382 is primarily due to the cost of funding 13 episodes for Season 2 of WMAC Masters.

         Cash and cash equivalents decreased by $676,507 from December 31, 1995. The decrease in cash and cash equivalents is due to cash expenditures associated with funding the production of "WMAC Masters" which had completed production of the second thirteen episodes by December 31, 1996. This reduction in cash produced an increase in film inventory-net. Additionally, cash expenditures were required to fund the operating losses for the year ended December 31, 1996.

         Accounts receivable, net (current and non-current) increased from $16,986,468 at December 31, 1995 to $19,889,353 at December 31, 1996. This
decrease is primarily due to the higher revenue in the media businesss. Media payable primarily represents obligations to television stations for advertising time purchased on behalf of clients. Media payable increased from $11,428,185 at December 31, 1995 to $16,038,574 at December 31, 1996. This increase is due to the timing of receipts and subsequent payments to television stations as well as higher levels of media buying activities. Amounts due to licensors, which represent the owners share of royalties collected, decreased by $196,647 to $1,416,959 from December 31, 1995. The decrease is primarily due to lower royalties collected during the fourth quarter as compared to the prior year which are paid to licensors after the close of the quarter.

         In the opinion of management, the Company will be able to finance its business as currently conducted from its current working capital and the $2,000,000 credit facility with The Chase Manhattan Bank, formerly Chemical Bank, discussed in Note 8 to the financial statements. As of March 17, 1997 there have been no borrowings under this credit facility. As the Company explores new and expanded opportunities in the youth oriented entertainment market, including television production, it will seek additional financing alternatives.


Item 8.           Financial Statements and Supplementary Data

         Financial Statements and Supplementary Data are attached hereto.

                                    PART III

Item 10.  Directors and Executive Officers of the Company

                  Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A with respect to Annual Meeting of Shareholders to be held April 30, 1997.

Item 11.          Executive Compensation

                  Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A with respect to Annual Meeting of Shareholders to be held April 30, 1997.


Item 12. Security Ownership of Certain Beneficial Owners and Management

         Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A with respect to Annual Meeting of Shareholders to be held April 30, 1997.

Item 13.  Certain Relationships and Related Transactions

         Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A with respect to Annual Meeting of Shareholders to be held April 30, 1997.

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)  1.  Financial Statements:

                  The following Consolidated Financial Statements of 4Kids Entertainment, Inc. and Subsidiaries are included in Item 8:

                                                                   Page
                                                                  Number

                  Independent Auditors' Report                     F-1

                  Consolidated Balance Sheets -                    F-2
                  December 31, 1996 and 1995

                  Consolidated Statements of                       F-3
                  Income - Years Ended
                  December 31, 1996, 1995
                  and 1994

                  Consolidated Statements of                       F-4
                  Stockholders' Equity - Years
                  Ended December 31, 1996, 1995
                  and 1994

                  Consolidated Statements of                       F-5
                  Cash Flows - Years Ended
                  December 31, 1996, 1995
                  and 1994


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

     (a)  3. and (c)  Exhibits.  See Index of Exhibits annexed hereto.

     (b)  Reports on Form 8-K

                  The Company did not file any Current Reports on Form 8-K during the quarterly period ended December 31, 1996.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of 4Kids Entertainment, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of 4Kids Entertainment, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of 4Kids Entertainment, Inc. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



March 18, 1997

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
-------------------------------------------------------------------------------



ASSETS                                                               1996              1995

CURRENT ASSETS:
  Cash and cash equivalents                                      $     2,830,270   $     3,505,777
  Accounts receivable - net (Notes 2 and 6)                           17,625,331        14,668,829
  Film inventory - net (Note 3)                                        1,852,439         1,210,918
  Prepaid refundable income taxes (Note 5)                               522,763           448,442
  Prepaid expenses and other current assets                            1,008,300           704,215
  Current deferred tax asset (Note 5)                                         -             34,445

           Total current assets                                       23,839,103        20,572,626

FURNITURE, FIXTURES AND COMPUTER EQUIPMENT -
  Net of accumulated depreciation of $1,174,260 and $1,060,065           237,226           347,772

ACCOUNTS RECEIVABLE - Noncurrent, net
  (Notes 2 and 6)                                                      2,264,022         2,317,639

FILM INVENTORY - Noncurrent (Note 3)                                   3,845,000         2,531,703

SECURITY DEPOSITS AND OTHER ASSETS                                       246,779           198,835

TOTAL ASSETS                                                      $   30,432,130    $   25,968,575

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Due to licensors (Note 2)                                      $     1,416,959   $     1,613,606
  Media payable (Note 2)                                              16,038,574        11,428,185
  Accounts payable and accrued expenses                                  787,579           636,017
  Current deferred tax liability (Note 5)                                253,555                 -

           Total current liabilities                                  18,496,667        13,677,808

NONCURRENT DEFERRED TAX LIABILITY (Note 5)                               545,859           661,859

           Total liabilities                                          19,042,526        14,339,667

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (Notes 7, 8 and 9):
  Preferred stock, $.01 par value - authorized, 3,000,000 shares;
    none issued                                                                -                -
  Common stock, $.01 par value - authorized, 10,000,000 shares;
    issued 2,944,831 shares                                               29,448           29,448
  Additional paid-in capital                                           4,429,906        4,429,906
  Retained earnings                                                    6,930,250        7,169,554

           Total stockholders' equity                                 11,389,604       11,628,908

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $   30,432,130   $   25,968,575

See notes to consolidated financial statements.





                                     F - 2






4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
-------------------------------------------------------------------------------



                                                                                     1996              1995              1994

REVENUES:
  Net revenues (Notes 4 and 6)                                                  $  6,977,327      $  6,617,279      $  9,191,582

COSTS AND EXPENSES:
  Selling, general and administrative (Note 8)                                     6,392,411         7,573,643         7,602,063
  Amortization of capitalized film cost (Note 3)                                   1,070,477         1,080,889         1,640,234

           Total costs and expenses                                                7,462,888         8,654,532         9,242,297

                                                                                    (485,561)       (2,037,253)          (50,715)

INTEREST INCOME                                                                      122,257           334,403           334,965

INCOME (LOSS) BEFORE INCOME TAX
  PROVISION (BENEFIT)                                                               (363,304)       (1,702,850)          284,250

INCOME TAX PROVISION (BENEFIT) (Note 5)                                             (124,000)         (755,000)          149,000

NET INCOME (LOSS)                                                               $   (239,304)     $   (947,850)    $     135,250

PER SHARE AMOUNTS:
  Earnings (loss) per common and dilutive common
    equivalent share                                                            $      (0.08)     $      (0.32)    $        0.04

WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON EQUIVALENT SHARES
  OUTSTANDING                                                                      2,964,178         2,990,514         3,070,815


See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
-------------------------------------------------------------------------------


                                                                                      ADDITIONAL
                                                               COMMON STOCK            PAID-IN          RETAINED
                                                         SHARES         AMOUNT         CAPITAL          EARNINGS         TOTAL
BALANCE, DECEMBER 31, 1993                             2,924,831    $  29,248      $  4,356,056    $  7,982,154    $  12,367,458

  Proceeds from exercise of stock options                 20,000          200            62,300               -           62,500
  Tax benefit from exercise of stock options                -            -               11,550               -           11,550
  Net income                                                -            -                  -           135,250          135,250
                                                     ----------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1994                             2,944,831       29,448         4,429,906       8,117,404       12,576,758

  Net loss                                                  -           -                  -           (947,850)        (947,850)
                                                     ----------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1995                             2,944,831       29,448         4,429,906       7,169,554       11,628,908

  Net loss                                                  -           -                  -           (239,304)        (239,304)
                                                     -----------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1996                             2,944,831    $  29,448      $  4,429,906    $  6,930,250    $  11,389,604
                                                     =============================================================================


See notes to consolidated financial statements.
                                     F - 4

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
-------------------------------------------------------------------------------

                                                                                  1996              1995              1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                              $   (239,304)     $   (947,850)     $   135,250
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
    Depreciation and amortization                                                     143,135           216,514           207,803
    Amortization of capitalized film cost                                           1,070,477         1,080,889         1,640,234
    Provision for losses on accounts receivable                                       100,000           183,420          (106,398)
    Deferred income taxes                                                             137,555          (632,252)          596,949
    Changes in operating assets and liabilities (using) providing cash:
      Accounts receivable                                                          (3,002,885)          793,392        (8,128,754)
      Film inventory                                                               (3,025,295)       (2,610,944)       (1,487,859)
      Prepaid refundable income taxes                                                 (39,876)          117,051         1,223,899
      Prepaid expenses and other current assets                                      (304,085)         (288,073)         (281,628)
      Security deposits and other assets                                              (47,944)          194,750          (221,102)
      Due to licensors                                                               (196,647)         (186,429)       (1,515,298)
      Media payable                                                                 4,610,389        (1,679,000)        8,930,715
      Accounts payable and accrued expenses                                           151,562             3,266           220,773

           Net cash (used in) provided by operating activities                       (642,918)       (3,755,266)        1,214,584

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture, fixtures and computer equipment                              (32,589)         (110,268)         (192,469)

           Net cash used in investing activities                                      (32,589)         (110,268)         (192,469)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options and
    related tax benefit                                                                  -                 -               74,050

           Net cash provided by financing activities                                     -                 -               74,050

NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                                                  (675,507)       (3,865,534)        1,096,165

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                        3,505,777         7,371,311         6,275,146

CASH AND CASH EQUIVALENTS, END OF YEAR                                           $  2,830,270      $  3,505,777      $  7,371,311


See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
-------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of all wholly-owned subsidiaries. All related significant intercompany balances and transactions have been eliminated in consolidation.

      DESCRIPTION AND ACCOUNTING BASIS FOR REVENUES - 4Kids Entertainment, Inc. and subsidiaries (the "Company") is an integrated entertainment and media company specializing in the youth oriented market.

      LICENSING BUSINESS - The Company's licensing subsidiary is engaged primarily in the business of licensing the commercial rights to properties, personalities, and product concepts. The Company typically acts as exclusive agent in connection with the grant to third parties of licenses to manufacture and sell all types of merchandise based on properties, personalities and concepts. The licensing of these rights has been primarily in the area of toys, games and other juvenile merchandise. Grants have also been made in other fields, including the food, toiletries, apparel and footwear industries. Additionally, these rights are licensed in connection with the production of television shows, motion pictures and publications such as magazines, juvenile books and comic strips.

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

      CASH AND CASH EQUIVALENTS - At December 31, 1996 and 1995, the Company had cash equivalents consisting primarily of funds invested in Treasury bills of approximately $2,472,446 and $2,386,998, respectively, with original maturities of 90 days or less.

      LONG-TERM ASSETS - In fiscal 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement requires the recognition of an impairment loss for an asset held for use when the estimate of undiscounted future cash flows expected to be generated by the asset is less than its carrying amount. Measurement of the impairment loss is based on fair value of the asset. Generally, fair value will be determined using valuation techniques such as the present value of expected future cash flows. This statement does not apply to the Company's long term film inventory whose accounting is prescribed by SFAS No. 53.

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

      Additionally, accounts receivable include amounts due from clients for earned commissions and the cost of related media placed on their behalf in circumstances where the Company has assumed the payment obligation for such media. In such circumstances, the Company will record a corresponding liability for media payable. Accounts receivable consist of the following:

                                                                  DECEMBER 31,
                                                             1996               1995
Gross accounts receivable                               $  20,426,510       $  17,423,625
Allowance for doubtful accounts                              (537,157)           (437,157)
                                                   ------------------       -------------

                                                           19,889,353          16,986,468

Less long-term portion                                      2,264,022           2,317,639
                                                   ------------------       -------------

                                                        $  17,625,331       $  14,668,829
                                                   ==================       =============


3.    FILM INVENTORY

      At December 31, 1996, there were $5,697,439 of capitalized film costs, which relate to two completed works in release and one in progress. Amortization of capitalized film cost was $1,070,477, $1,080,889 and $1,640,234 in 1996, 1995 and 1994, respectively. During 1995 and 1994, the
      Company recorded charges of approximately $280,000 and $910,000, respectively, to reduce the carrying value of film inventory primarily related to producing the "Monster Wars" television program. This reduction of the carrying value was based on the Company's periodic evaluation of anticipated future revenue against the net realizable value of capitalized cost. Film inventory consists of the following components:

                                                                 DECEMBER 31,
                                                           1996               1995
Opening balance                                         $    3,742,621      $    2,212,566

Additions                                                    3,025,295           2,610,944
                                                       ---------------      --------------

                                                             6,767,916           4,823,510

Amortization                                                (1,070,477)         (1,080,889)
                                                      -----------------     --------------

                                                             5,697,439           3,742,621

Less noncurrent portion                                     (3,845,000)         (2,531,703)
                                                     -----------------      --------------

                                                        $    1,852,439      $    1,210,918
                                                     =================      ==============





4.    REVENUES/MAJOR CUSTOMERS

      Licensing revenue included on the Statements of Operations are net of licensor participations of approximately $3,610,934 in 1996, $6,068,880 in 1995 and $11,114,000 in 1994.

      The percentages of revenue from major properties and customers/licensees are as follows:

                                                                                   YEAR ENDED DECEMBER 31,
                                                                                 1996        1995       1994

Percentage of revenue derived from major properties (revenue in
    excess of 10 percent of total revenue)                                        25%         -         18%

  Number of major properties                                                       2          -          1

  Percentage of revenue derived from major customers/licensees
    (revenue in excess of 10 percent of total revenue)                            31%        32%        35%

  Number of major customers/licensees                                              1          1          2


      Additionally, through the Company's London office and network of international subagents, which allow it to license its properties through the world, the Company recognized approximately $554,000, $972,000 and $982,000 in net revenue from international sources, primarily in Europe, for 1996, 1995 and 1994, respectively.

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

      The income tax (benefit) provision includes the following:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                          1996              1995             1994
Current:
Federal                                                                   $  (326,000)     $  (295,000)     $  (324,000)
State and local                                                                30,000           31,000         (124,000)
                                                                          ----------------------------------------------

                                                                             (296,000)        (264,000)        (448,000)
                                                                          ----------------------------------------------
Deferred:
Federal                                                                       248,000         (195,000)         546,000
State and local                                                               (76,000)        (296,000)          51,000
                                                                          ----------------------------------------------

                                                                              172,000         (491,000)         597,000
                                                                          ----------------------------------------------

                                                                          $  (124,000)     $  (755,000)    $    149,000
                                                                          =============================================

      The provision for taxes as reported is different than the tax provision computed by applying the statutory Federal rate of 34 percent. The differences are as follows:

                                                                              YEAR ENDED DECEMBER 31,
                                                                      1996              1995             1994
Income (loss) before income tax provision                            $  (363,304)     $  (1,702,850)     $  284,250
                                                                     ==============   ================   ==========

Provision (benefit) at the statutory Federal rate                    $  (124,000)    $     (579,000)     $   97,000

Provision for state and local income taxes net of
  Federal income tax benefit                                             (30,000)          (175,000)         29,000

Other                                                                     30,000             (1,000)         23,000
                                                                     --------------------------------------- ------

                                                                     $  (124,000)    $     (755,000)     $  149,000
                                                                     ==============  =================   ==========



      The Company's deferred tax liabilities are net of deferred tax assets of approximately $1,272,000 and $1,109,000 at December 31, 1996 and 1995,
      respectively. The components of the deferred tax balances at December 31, 1996 and 1995 are as follows:

                                                                                YEAR ENDED DECEMBER 31,
                                                                                1996                1995
Commissions on guarantees not currently recognized for
  tax reporting purposes                                                       $  (1,779,000)     $  (1,475,000)

Tax benefit of state and local tax loss carryforwards                                428,000            445,000

Provision for doubtful accounts not currently deductible
  for tax reporting purposes                                                         231,000            188,000

Film inventory valuation adjustment not currently
  deductible for tax reporting purposes                                              471,000            476,000

Depreciation, amortization and other charges deducted
  for tax reporting purposes                                                        (150,000)          (261,000)
                                                                                -------------------- ---------

                                                                              $     (799,000)    $     (627,000)
                                                                              =================  ===============

6.    RELATED PARTY TRANSACTIONS

      The Company provided certain services to Tiger Electronics, Inc., ("Tiger") a corporation controlled by an individual who is a director and major beneficial shareholder of the Company. These transactions totaled approximately $2,141,000, $2,112,000 and $1,659,000 of net revenue in
      1996, 1995 and 1994, respectively.

      The Company had receivables from Tiger of approximately $13,156,682 and $11,712,304 at December 31, 1996 and 1995, respectively.

7.    STOCK OPTIONS

      The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net loss and loss per share would have been increased by approximately $438,000 and $246,000, or $.15 and $.08 per share for 1996 and 1995 respectively. The fair value of the options granted during 1996 and 1995 are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 49%, risk-free interest rate of 7% and an expected life based on the life of the options.

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

      Under the 1994 and 1992 Plans, in each of the two years following the adoption of the plan, the Company's chairman was granted options to purchase 100,000 shares and each outside director was granted options to purchase 50,000 shares.

      The Company has outstanding employee stock options as follows:


                                                                                          EXERCISE PRICE           WEIGHTED AVERAGE
                                                                OPTIONS                      PER SHARE               EXERCISE PRICE
  Outstanding at December 31, 1993                                  694,000          $   2.620        $    9.75       $  5.47

  Options exercised                                                 (20,000)             3.1250                          3.125
  Options granted                                                   207,500              9.750            10.25         10.23
  Options expired                                                   (65,000)             6.120             9.75          8.50
                                                                    --------------       --------------    ----      ----------

  Outstanding at December 31, 1994                                  816,500              2.620            10.25          6.32
                                                                    ==============       ============     =====       =========

  Options granted                                                   349,500              2.6250            3.81          3.39
  Options expired                                                   (10,000)             3.120             9.75          8.09
                                                                    --------------       --------------    ----       --------

  Outstanding at December 31, 1995                                1,156,000              2.620            10.25          5.43
                                                                  ================       ============     =====       ========

  Options granted                                                   265,000              2.3125            2.375         2.33
  Options expired                                                   172,000              2.3750            9.75          3.24
                                                                    --------------       --------------    ----        -------

  Outstanding at December 31, 1996                                1,249,000              2.315            10.25          5.13
                                                                  ================       ============     =====        =======

  Exercisable at December 31, 1996                                1,216,500          $   2.3125       $   10.25          5.24
                                                                  ============       ============     =========        =======

      Under the Company's various stock option plans, 232,000 shares of the Company's common stock were available at December 31, 1996 for future issuance.

      In addition, in June 1992, the Board of Directors granted to its outside directors, who receive no cash compensation, options to purchase a total of 100,000 shares of the Company's common stock at $5.75, the market price of the Company's common stock on the date of grant. Such options, which were immediately exercisable, expire five years from the date of grant.

      At December 31, 1996, there were 1,581,000 shares of the Company's common stock reserved for stock options.

      The following table summarizes information about fixed-price stock options outstanding at December 31, 1996:


                                     Options Outstanding                 Options Exercisable
                         ----------------------------------------     ------------------------
                                          Weighted     Weighted                       Weighted
                           Number          Average      Average          Number        Average
         Range of        outstanding      Remaining     Exercise       exercisable    Exercise
      Exercise Prices    at 12/31/96  Contractual Life    Price        at 12/31/96     Price
      $2.3125-3.8125       612,500         7 years        $ 2.91         580,000       $ 2.94
      $  5.00- 6.125       516,500       2.5 years        $ 5.59         516,500       $ 5.59
      $  9.75-10.25        220,000       6.5 years        $10.20         220,000       $10.20
                         ----------                                    ----------
                         1,349,000                                     1,316,500
                         ==========                                    ==========

8.    COMMITMENTS AND CONTINGENCIES

      a. BONUS PLAN - Bonuses are based upon an amount up to 14 percent of pretax profits. Key officers and employees, as designated by the Board of Directors, can be included in the Bonus Plan. For 1994, the Board of Directors, under the Bonus Plan, awarded the Chairman and Chief Executive Officer of the Company approximately $40,000. An additional $9,000 under the Bonus Plan was granted to several employees, including one officer in 1994. Due to the losses in 1995 and 1996, no bonuses were granted under the Bonus Plan.

      b. LEASES - The Company is obligated for future leases for office space. Certain leases provide for escalation clauses and renewal options.

            At December 31, 1996, future minimum lease payments were as follows:

YEAR ENDING                                        AMOUNT

1997                                           $     400,100
1998                                                 376,518
1999                                                 367,172
2000                                                 364,056
2001                                                 364,056
Thereafter                                           897,127
                                                ------------
                                                $  2,769,029
                                                ============


            Rent expense approximated $460,183, $487,544 and $497,000 in 1996,
            1995 and 1994, respectively.

      c. LITIGATION - In November, 1996, the Company commenced an action in New York Supreme Court against Toymax, H.K. Ltd., and its wholly owned subsidiary, Toymax, Inc. in connection with the Company's licensing of the "Creepy Crawlers" property to the Farley Candy Company. In response, the defendants brought counterclaims alleging misrepresentation against the Company. The Company believes that it has meritorious defenses to the counterclaims and that they have been brought in retaliation for the primary suit.

            Except for this lawsuit, as of March 21, 1997, there were no legal proceedings pending against the Company other than routine litigation incidental to its business. Some matters involve claims for large amounts as well as other relief. Although the consequences are not presently known, in the opinion of management, they will not materially affect the Company's liquidity, financial position or results of operations.

      d. CREDIT FACILITY -The Company's line of credit (the "Credit Facility") from Chemical Bank which expired on June 30, 1996 has been renegotiated and renewed through June 30, 1997. Under the new terms the Company may borrow from time to time for general working capital purposes up to $2 million. Any borrowings under the credit facility would be secured by the Company's receivables. The Credit Facility provides for an interest rate of 1% over the bank's prime rate and an annual commitment fee of 3/4%. As of December 31, 1996 the Company had no borrowings under the Credit Facility.

9.    SUBSEQUENT EVENTS

      In January, 1997, the Chairman and the Company entered into an agreement canceling an aggregate of 200,000 stock options previously granted to the Chairman which were due to expire by the end of July, 1997. On January 22, 1997, the Company granted options to purchase 100,000 shares to the Chairman and 50,000 shares to each of the outside directors at $1.375 per share, the market price of the Company's stock at that time. In addition, the company granted options to purchase 197,500 shares of the Company's common stock at $1.375, the market price of the company's common stock on that date to seven employees, four of which are executive officers.

                                     ******

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 31, 1997                                4KIDS ENTERTAINMENT, INC.



                                                     By
                                                              Alfred R. Kahn,
                                                           Chairman of the Board



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  March 31, 1997
                                                            Alfred R. Kahn
                                                        Chairman of the Board,
                                                       Chief Executive Officer and
                                                                Director


Date:  March 31, 1997
                                                            Randy O. Rissman,
                                                                Director


Date:  March 31, 1997
                                                             Gerald Rissman,
                                                                Director


Date:  March 31, 1997
                                                           Joseph P. Garrity,
                                                     Executive Vice President,
                                                     Treasurer, Principal Financial
                                                     Officer and Principal Accounting
                                                                Officer


                               INDEX OF EXHIBITS

Exhibit                                                                   Page
Number                         Description                                Number


(3)  (a)        Certificate of Incorporation of the Registrant,
                as amended (13)
     (b)        By-Laws of the Registrant adopted by the Board
                of Directors on March 28, 1991 (2)
     (c)        Resolution of the Board of Directors of the
                Registrant adopted March 12, 1991 reducing the
                size of the Board from six directors to three
                directors (2)
(4) (a)         Form of Common Stock Certificate (3)
(10)(a)         Bonus Plan of the Registrant (*)(4)
    (b)         1985 Non-Qualified Stock Option Plan, as
                amended (*)(4)
    (c)         1986 Stock Option Plan, as amended (*)(4)
    (d)         1992 Stock Option Plan (*)(5)
    (e)         1993 Stock Option Plan (*)(6)
    (f)         1994 Stock Option Plan (*)(10)
    (g)         1995 Stock Option Plan (*)(11)
    (h)         1996 Stock Option Plan (*)(15)
    (i)         Stock Option Agreement, dated June 10, 1992,
                between the Registrant and Randy O. Rissman (*)(7)
    (j)         Stock Option Agreement, dated June 10, 1992,
                between the Registrant and Gerald Rissman (*)(7)
    (k)         Agreement between Nintendo of America, Inc. and
                the Registrant dated December 17, 1987 (4)
    (l)         Agreement of Lease, dated March 28, 1988,
                between the Registrant and 1414 Americas
                Company (2)
    (m)         Amendment, dated July 8, 1994, to Agreement of
                Lease between the Registrant and 1414 Americas
                Company. (12)
    (n)         Agreement of Lease, dated June 30, 1991,
                between the Registrant and Olympic Purdue
                Associates (the "Olympic Lease") (7)
    (o)         First Amendment, dated January 3, 1994, to the
                Olympic Lease (7)
    (p)         Agreement of Lease, dated March 23, 1993, between
                Leisure Concepts International, Inc. and Svenska
                Handelsbanken (7)
    (q)         Employment Agreement, dated March 12, 1991
                between the Registrant and Alfred R. Kahn(*)(8)
    (r)         Employment Agreement, dated June 3, 1991,
                between the Registrant and Joseph Garrity
                (*)(9)





Exhibit                                                                   Page
Number                         Description                                Number


    (s) Amendment, dated as of October 17, 1994, to the Employment Agreement between the Registrant and Joseph Garrity (*)(12)
    (t)         Employment Agreement, dated January 1, 1995 between The
                Summit Media Group, Inc. and Sheldon Hirsch.(*)(13)
    (u)         Employment Agreement, dated January 1, 1995 between The
                Summit Media Group, Inc. and Thomas J. Kenney. (*)(13)
    (v)         Employment Agreement, dated January 9, 1996 between
                4 Kids Productions, Inc. and Norman Grossfeld. (*)(13)
    (w) Note, dated May 29, 1997, between the Registrant and Chemical Bank.
    (x)         Security Agreement, dated May 29, 1996, by and between
                Leisure Concepts, Inc. and Chemical Bank
    (y)         Security Agreement, dated May 29, 1996, by and between
                4Kids Productions, Inc. and Chemical Bank
    (z)         Security Agreement, dated May 29, 1996, by and between The
                Summit Media Group, Inc. and Chemical Bank
    (aa)        Amendment, dated as of January 1, 1997, to the Employment
                Agreement between the Registrant and Joseph P. Garrity
    (bb)        Amendment, dated as of January 1, 1997, to the Employment
                Agreement between The Summit Media Group, Inc. and Sheldon
                Hirsch
    (cc)        Amendment, dated as of January 1, 1997, to the Employment
                Agreement between The Summit Media Group, Inc. and Thomas
                Kenney
    (dd)        Amendment, dated as of February, 1997, to the Employment
                Agreement between the Registrant and Alfred R. Kahn.
    (21)        List of Subsidiaries of the Registrant
    (24)        Consent of Deloitte & Touche, Certified Public
                Accountants

-----------------------------------------------------------------
         (*)      Denotes a management contract or compensatory plan,
contract or arrangement.

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

         (9) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1991.

         (10)     Incorporated by reference to 1994 Proxy Statement.

         (11)     Incorporated by reference to 1995 Proxy Statement.

         (12) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1994.

         (13) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1995.

         (14) Incorporated by reference to Current Report on Form 8-K dated May 29, 1997.

         (15)     Incorporated by reference to 1997 Proxy Statement.