Form 10-K/A
period 1996-12-31
4 KIDS ENTERTAINMENT INC
filed 1997-04-21
CIK 58592

FORM 10-K/A

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


                          YES      X               NO _______

                            4KIDS ENTERTAINMENT, INC.
                                AND SUBSIDIARIES


                                      INDEX



                                                                    PAGE NUMBER
Signature
Exhibit Index

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 18, 1997


4KIDS ENTERTAINMENT, INC.



By:/s/ Joseph P. Garrity

   Joseph P. Garrity
   Executive Vice President
   Chief Financial Officer




                                     EXHIBIT INDEX

Exhibit                        Description                        Page No.

24                              Consent of Deloitte
                                & Touche LLP, Certified
                                Public Accountants