Form 10-K405/A
period 1996-12-31
4 KIDS ENTERTAINMENT INC
filed 1997-05-08
CIK 58592

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


Date:  May 8, 1997                                   4KIDS ENTERTAINMENT, INC.



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


Date:  May 8, 1997
                                                            Alfred R. Kahn
                                                        Chairman of the Board,
                                                       Chief Executive Officer and
                                                                Director


Date:  May 8, 1997
                                                            Randy O. Rissman,
                                                                Director


Date:  May 8, 1997
                                                             Gerald Rissman,
                                                                Director


Date:  May 8, 1997
                                                           Joseph P. Garrity,
                                                     Executive Vice President,
                                                     Treasurer, Principal Financial
                                                     Officer and Principal Accounting
                                                                Officer
