Form 10-Q
period 1997-03-31
4 KIDS ENTERTAINMENT INC
filed 1997-05-15
CIK 58592

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON,  D.C. 20549

      |X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

      For the Quarterly Period Ended March 31, 1997

                                       OR

      |_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to _________

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

                                YES |X|   NO |_|

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the close of the latest practicable date.

            Class                                  Outstanding at May 13, 1997
----------------------------                       ---------------------------
Common Stock, $.01 Par Value                                 2,944,831

                            4KIDS ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                                      INDEX

                                                                     PAGE NUMBER
PART I:  FINANCIAL INFORMATION

   Item 1:     Financial Statements

   Consolidated Balance Sheets                                                1
   March 31, 1997  (Unaudited) and
   December 31, 1996.

   Consolidated Statements of Operations                                      2
   Three Months Ended March 31, 1997 and 1996 (Unaudited)

   Consolidated Statements of Cash Flows                                      3
   Three Months Ended
   March 31, 1997 and 1996 (Unaudited)

   Notes to Consolidated Financial                                            4
   Statements (Unaudited)

   Item 2:     Management's Discussion and Analysis                           6
   of Financial Condition and Results of Operations

PART II:  OTHER INFORMATION                                                   9

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                        MARCH 31,   DECEMBER 31,
                                                          1997         1996
                                                       -----------  -----------
ASSETS                                                 (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                            $ 2,105,230  $ 2,830,270
  Accounts receivable, net                               3,809,631   17,625,331
  Film inventory-net                                     1,762,345    1,852,439
  Prepaid refundable income taxes                          967,375      522,763
  Prepaid expenses and other current assets              1,162,767    1,008,300

                                                       -----------  -----------
       Total current assets                              9,807,348   23,839,103
                                                       -----------  -----------

FURNITURE, FIXTURES AND COMPUTER EQUIPMENT- (Net)          226,557      237,226

FILM INVENTORY - Noncurrent                              3,845,000    3,845,000

ACCOUNTS RECEIVABLE - Noncurrent, net                    2,486,128    2,264,022

SECURITY DEPOSITS AND OTHER ASSETS                         262,750      246,779

                                                       -----------  -----------
TOTAL ASSETS                                           $16,627,783  $30,432,130
                                                       ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Due to licensors                                     $ 1,940,498  $ 1,416,959
  Media payable                                          2,389,594   16,038,574
  Accounts payable and accrued expenses                    689,066      787,579
  Current Deferred Tax Liability                           253,555      253,555
                                                       -----------  -----------

       Total current liabilities                         5,272,713   18,496,667

NONCURRENT DEFERRED TAX LIABILITY                          545,859      545,859

                                                       -----------  -----------
       Total liabilities                                 5,818,572   19,042,526
                                                       -----------  -----------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value - authorized,
    3,000,000 shares; none issued
  Common stock, $.01 par value - authorized,
    10,000,000 shares; issued, 2,944,831 shares             29,448       29,448
  Additional paid-in capital                             4,429,906    4,429,906
  Retained earnings                                      6,349,857    6,930,250

                                                       -----------  -----------
       Total stockholders' equity                       10,809,211   11,389,604
                                                       -----------  -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $16,627,783  $30,432,130
                                                       ===========  ===========

See notes to consolidated financial statements

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                        THREE MONTHS ENDED

                                                     MARCH 31,       MARCH 31,
                                                       1997            1996
                                                    -----------     -----------
NET REVENUES:                                           852,131         743,923

COST AND EXPENSES:
  Selling, general and administrative cost            1,738,013       1,708,870
  Amortization of capitalized film cost                 164,494         187,486

                                                    -----------     -----------
         TOTAL COST AND EXPENSES                      1,902,507       1,896,356
                                                    -----------     -----------

                                                     (1,050,376)     (1,152,433)

INTEREST INCOME                                          32,143          49,683
                                                    -----------     -----------

(LOSS) BEFORE INCOME
TAX BENEFIT                                          (1,018,233)     (1,102,750)

INCOME TAX BENEFIT/(PROVISION)                         (437,840)       (474,000)
                                                    -----------     -----------

NET INCOME/(LOSS)                                   ($  580,393)    ($  628,750)
                                                    ===========     ===========

PER SHARE AMOUNTS
Loss per common and dilutive
common equivalent share                             ($     0.19)    ($     0.21)
                                                    ===========     ===========

Loss per common share-
assuming full dilution                              ($     0.19)    ($     0.21)
                                                    ===========     ===========

Weighted average number of common and
common equivalent shares outstanding                  2,989,376       3,004,658
                                                    ===========     ===========

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                   THREE          THREE
                                                                MONTHS ENDED   MONTHS ENDED
                                                                  MARCH 31,      MARCH 31,
                                                                    1997           1996
                                                                ------------   -----------
OPERATING ACTIVITIES:
 Net income/(loss)                                              ($   580,393)  ($  628,750)
  Adjustments to reconcile net income/(loss) to net
   cash (used in)/provided by operating activities:
    Depreciation and amortization                                     38,251        38,137
    Amortization of capitalized film cost                            164,494       187,486
    Changes in assets and liabilities (using)/ providing cash:
    Accounts receivable                                           13,593,594     9,716,682
    Film inventory                                                   (74,400)     (900,308)
    Prepaid expenses and other current assets                       (154,467)     (257,888)
    Prepaid/Refundable income taxes                                 (444,612)     (475,119)
    Security deposits and other assets                               (15,971)     (137,459)
    Due to licensors                                                 523,539       149,170
    Accounts payable and accrued expenses                            (98,513)       77,681
    Media payable                                                (13,648,980)   (8,161,634)
                                                                ------------   -----------

     Net cash (used in) provided by operating activities            (697,458)     (392,002)
                                                                ------------   -----------

INVESTING ACTIVITIES:
  Purchase of furniture and fixtures                                 (27,582)       (9,390)
                                                                ------------   -----------

     Net cash used in investing activities                           (27,582)       (9,390)
                                                                ------------   -----------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                  (725,040)     (401,392)
CASH AND CASH EQUIVALENTS, BEGINNING PERIOD                        2,830,270     3,505,777
                                                                ------------   -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $  2,105,230   $ 3,104,385
                                                                ============   ===========

See accompanying notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 1997

Note 1

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes as required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in 4Kids Entertainment, Inc.'s (the "Company") Form 10-K for the year ended December 31, 1996.

Note 2

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: For a summary of significant accounting policies reference is made to the Company's report on Form 10-K previously filed for the year ended December 31, 1996.

Note 3

PER SHARE AMOUNTS: Earnings per common and dilutive common equivalent share are based on the weighted average number of shares and common equivalent shares outstanding during the period. Common shares issuable upon the exercise of options are included as common equivalent shares when their inclusion is dilutive using the treasury stock method.

Note 4

STOCK OPTIONS:

In January 1997, the Chairman and the Company entered into an agreement cancelling an aggregate of 200,000 stock options previously granted to the Chairman which were due to expire by the end of July 1997. On January 22, 1997 the Company granted options to purchase 100,000 shares to the Chairman and 50,000 shares to each of the two outside directors at $1.375 per share, the market price of the Company's common stock at that time. Concurrently, the Company granted options to purchase 197,500 shares of the Company's common stock at $1.375, to seven employees, four of which are executive officers.

Note 5

CREDIT FACILITY:

Under the terms of the Company's Credit Facility with Chase Manhattan Bank, the Company may borrow from time to time up to $2 million for general working capital purposes. Any borrowings under the Credit Facility would be secured by the Company's receivables. The Credit Facility, which requires annual renewal on June 30, provides for an interest rate of 1% over the bank's prime rate and an annual commitment fee of 3/4%. As of May 14, 1997 the Company had no borrowings under the facility.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

The Company receives revenues from a number of sources, principally licensing, media buying and television distribution. The Company typically derives a substantial portion of its licensing revenues from a small number of properties, which properties usually generate revenues only for a limited period of time. Because the Company's licensing revenues are highly subject to changing fashion in the toy and entertainment business, its licensing revenues from year to year from particular sources are subject to dramatic increases and decreases. It is not possible to precisely anticipate the length of time a project will be commercially successful, if at all. Popularity of properties can vary from months to years. As a result, the Company's revenues and net income may fluctuate significantly between comparable periods. The Company's revenues have historically been primarily derived from the license of toy and game concepts. Thus a substantial portion of the Company's revenues and net income are subject to the seasonal variations of the toy and game industry. Typically, a majority of toy orders are shipped in the third and fourth calendar quarters. In addition the Company's media buying subsidiary concentrates its activities on the youth oriented market. As a result, most of its revenue is earned in the third and fourth quarters when the majority of toy and video game advertising occurs. As a result, in the Company's usual experience, its net income during the second half of the year will generally be greater than during the first half of the year. However, the Company has little control over the timing of guarantee and minimum payments, some of which are made upon the execution and delivery of license agreements.

Three Months Ended March 31, 1997 Compared to Three Months Ended
March 31, 1996

Consolidated net revenue increased approximately 14% ($108,000) for the three month period ended March 31, 1997 as compared to the same period in 1996. The increase in net revenue for the three month period was primarily due to increased revenue related to new clients of the Company's media buying subsidiary.

Selling, general and administrative expense levels were comparable to the year ago period increasing approximately 2% ($29,000) for the three month period ended March 31, 1997.

At March 31, 1997 there were approximately $5,607,345 of capitalized film production costs which relate to 26 episodes of "WMAC Masters" and 22 episodes of "Monster Wars". "WMAC Masters" is a weekly syndicated television program produced by the Company's 4Kids Productions subsidiary. Amortization of capitalized film cost decreased approximately $23,000 for the three month period when compared to the same period in 1996. The 1997 amortization relates primarily to the "WMAC Masters" television program while the prior year included non-recurring amortization related to the Olympic Specials produced for the NBC television network. At March 31, 1997 the percentage of total unamortized film cost expected to be amortized within the next three years exceeds 70%. The Company periodically evaluates its anticipated revenue from film production and, consequently, amortization rates may change as a result of such estimates.

Interest income decreased by approximately 34% ($18,000) for the three month period ending March 31, 1997 as compared to the same period in 1996. This decrease is primarily attributable to lower levels of invested cash during the first three months of the current year as compared to the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES:

At March 31, 1997 the Company had working capital of $4,534,635 as compared to working capital of $ 5,342,436 at December 31, 1996, a decrease in working capital of $807,801. Cash and cash equivalents decreased by $725,040 from December 31, 1996. The decrease in working capital and cash and cash equivalents is due primarily to cash expenditures to fund the working capital needs of the Company during its seasonally slow period.

Accounts receivable, net (current and noncurrent) decreased from $19,889,353 at December 31, 1996 to $6,295,759 at March 31, 1997. The decrease is primarily due to the Company's media buying activities. When the Company assumes payment obligation for the media it places on behalf of its clients, the Company records a receivable from its clients and a corresponding media payable for the gross amount of the media due. The seasonality of the Company's business tends to generate higher receivables in the fourth quarter which are generally collected in the first quarter. There was a corresponding decrease in media payable of $13,648,980.

Amounts due to licensors, which represents the owner's share of royalties collected, increased by $523,539 to $1,940,498 from December 31, 1996. The increase is primarily due to higher amounts of royalties collected during the quarter which are payable to licensors after the close of the quarter.

In the opinion of management, the Company will be able to satisfy its foreseeable financial obligations from its current working capital and credit facility. As described in Note 5 to the financial statements in the Company's 1996 Annual Report, the Company has established a $2,000,000 credit facility with Chase Manhattan Bank for general working capital purposes. As of May 14, 1997 there have been no borrowings under this facility.

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

      a.  Exhibits

             27    Financial Data Schedule

      b.  Reports on Form 8-K

             None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 1997

4KIDS ENTERTAINMENT, INC.


By: /s/ Alfred R. Kahn
   -------------------------------
Alfred R. Kahn
Chairman of the Board and
Chief Executive Officer


By: /s/ Joseph P. Garrity
   -------------------------------
Joseph P. Garrity
Executive Vice President
Chief Financial Officer