Form 10-Q
period 1997-06-30
4 KIDS ENTERTAINMENT INC
filed 1997-08-14
CIK 58592

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the Quarterly Period Ended June 30, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ________________________ to _____________________

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

                               YES |X|   NO |_|

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the close of the latest practicable date.

        Class                        Outstanding at August 13, 1997
-----------------------------    --------------------------------------
Common Stock, $.01 Par Value                   2,944,831

                            4KIDS ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                                      INDEX

                                                                     PAGE NUMBER
PART I:  FINANCIAL INFORMATION

   Item 1: Financial Statements

   Consolidated Balance Sheets                                                 1
   June 30, 1997  (Unaudited) and
   December 31, 1996.

   Consolidated Statements of Operations                                       2
   Three and Six Months Ended June 30, 1997 and 1996 (Unaudited)

   Consolidated Statements of Cash Flows                                       3
   Six Months Ended
   June 30, 1997 and 1996 (Unaudited)

   Notes to Consolidated Financial                                             4
   Statements (Unaudited)

   Item 2: Management's Discussion and Analysis                                6
   of Financial Condition and Results of Operations

PART II: OTHER INFORMATION                                                     9

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                        JUNE 30,    DECEMBER 31,
                                                          1997         1996
                                                       -----------  ------------
ASSETS                                                (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                            $ 1,809,531   $ 2,830,270
  Accounts receivable, net                               3,980,428    17,625,331
  Film inventory-net                                     1,457,227     1,852,439
  Prepaid refundable income taxes                        1,443,062       522,763
  Prepaid expenses and other current assets              1,104,684     1,008,300
                                                       -----------   -----------

       Total current assets                              9,794,932    23,839,103
                                                       -----------   -----------

FURNITURE, FIXTURES AND COMPUTER EQUIPMENT- (Net)          209,783       237,226

FILM INVENTORY - Noncurrent                              3,845,000     3,845,000

ACCOUNTS RECEIVABLE - Noncurrent, net                    2,477,452     2,264,022

SECURITY DEPOSITS AND OTHER ASSETS                         291,626       246,779
                                                       -----------   -----------

TOTAL ASSETS                                           $16,618,793   $30,432,130
                                                       ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Due to licensors                                     $ 1,903,268   $ 1,416,959
  Media payable                                          3,055,117    16,038,574
  Accounts payable and accrued expenses                    682,345       787,579
  Current Deferred Tax Liability                           253,555       253,555
                                                       -----------   -----------

       Total current liabilities                         5,894,285    18,496,667

NONCURRENT DEFERRED TAX LIABILITY                          545,859       545,859
                                                       -----------   -----------

       Total liabilities                                 6,440,144    19,042,526
                                                       -----------   -----------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value - authorized,
    3,000,000 shares; none issued
  Common stock, $.01 par value - authorized,
    10,000,000 shares; issued, 2,944,831 shares             29,448        29,448
  Additional paid-in capital                             4,429,906     4,429,906
  Retained earnings                                      5,719,295     6,930,250
                                                       -----------   -----------

       Total stockholders' equity                       10,178,649    11,389,604
                                                       -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $16,618,793   $30,432,130
                                                       ===========   ===========


See notes to consolidated financial statements

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                               JUNE 30,      JUNE 30,     JUNE 30,      JUNE 30,
                                                1997           1996         1997          1996
                                             ----------      --------    ----------    ----------
NET REVENUES:                                   782,348       950,141   $ 1,634,479   $ 1,694,064

COST AND EXPENSES:
  Selling, general and administrative cost    1,602,658     1,550,480     3,340,671     3,259,350
  Amortization of capitalized film cost         299,961       324,187       464,455       511,673
                                             ----------      --------    ----------    ----------

         TOTAL COST AND EXPENSES              1,902,619     1,874,667     3,805,126     3,771,023
                                             ----------      --------    ----------    ----------

                                             (1,120,271)     (924,526)   (2,170,647)   (2,076,959)

INTEREST INCOME                                  14,022        23,712        46,165        73,395
                                             ----------      --------    ----------    ----------
(LOSS) BEFORE INCOME
TAX BENEFIT                                  (1,106,249)     (900,814)   (2,124,482)   (2,003,564)

INCOME TAX BENEFIT/(PROVISION)                 (475,687)     (387,500)     (913,527)     (861,500)
                                             ----------      --------    ----------    ----------

NET INCOME/(LOSS)                             ($630,562)    ($513,314)  ($1,210,955)  ($1,142,064)
                                             ==========      ========    ==========    ==========

PER SHARE AMOUNTS
Loss per common and dilutive
common equivalent share                          ($0.20)       ($0.17)       ($0.40)       ($0.38)
                                             ==========      ========    ==========    ==========

Loss per common share-
assuming full dilution                           ($0.20)       ($0.17)       ($0.40)       ($0.38)
                                             ==========      ========    ==========    ==========

Weighted average number of common and
common equivalent shares outstanding          3,113,469     2,962,392     3,051,423     2,983,525
                                             ==========      ========    ==========    ==========

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)                                         SIX            SIX
                                                MONTHS ENDED   MONTHS ENDED
                                                   JUNE 30,      JUNE 30,
                                                    1997           1996
                                                ------------   ------------

OPERATING ACTIVITIES:
 Net income/(loss)                              ($ 1,210,955)  ($ 1,142,064)
  Adjustments to reconcile net income/(loss)
   to net cash (used in)/provided by operating
   activities:
    Depreciation and amortization                     57,715         76,062
    Amortization of capitalized film cost            464,455        511,673
    Changes in assets and liabilities
     (using)/providing cash:
    Accounts receivable                           13,431,473     12,581,895
    Film inventory                                   (69,243)    (2,442,400)
    Prepaid expenses and other current assets        (96,384)       160,379
    Prepaid/Refundable income taxes                 (920,299)      (862,357)
    Security deposits and other assets               (44,847)       (16,226)
    Due to licensors                                 486,309       (628,523)
    Accounts payable and accrued expenses           (105,234)      (354,942)
    Media payable                                (12,983,457)   (10,075,509)
                                                ------------   ------------

     Net cash (used in) provided by operating
      activities                                    (990,467)    (2,192,012)
                                                ------------   ------------

INVESTING ACTIVITIES:
  Purchase of furniture and fixtures                 (30,272)       (18,995)
                                                ------------   ------------

     Net cash used in investing activities           (30,272)       (18,995)
                                                ------------   ------------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                (1,020,739)    (2,211,007)
CASH AND CASH EQUIVALENTS, BEGINNING PERIOD        2,830,270      3,505,777
                                                ------------   ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD        $  1,809,531   $  1,294,770
                                                ============   ============

See accompanying notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 1997

Note 1

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes as required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in 4Kids Entertainment, Inc.'s (the "Company") Form 10-K for the year ended December 31, 1996.

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

Note 5

CREDIT FACILITY:

Under the terms of the Company's Credit Facility with Chase Manhattan Bank, the Company may borrow from time to time up to $2 million for general working capital purposes. Any borrowings under the Credit Facility would be secured by the Company's receivables. The Credit Facility, which requires annual renewal on June 30, provides for an interest rate of 1% over the bank's prime rate and an annual commitment fee of 3/4%. As of August 13, 1997 the Company had no borrowings under the facility.

Note 6

RECENTLY ISSUED ACCOUNTING STANDARDS:

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share (EPS). This Statement establishes standards for computing and presenting EPS replacing the currently required primary EPS with a presentation of Basic EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997 including interim periods and early application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect the impact of the adoption of this statement to be material to previously reported EPS amounts.

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

Three and Six Months Ended June 30, 1997 Compared to the Three and Six Months Ended June 30, 1996

Consolidated net revenue decreased 18% ($167,793) for the three month period ended June 30, 1997 as compared to the same period in 1996. For the six month period consolidated revenues were comparable to the year ago period. The decrease in net revenue for the three month period was primarily due to decreased revenue related to the Company's licensing activities in connection with new product concepts.

Selling, general and administrative expense levels increased 3% ($52,178 and $81,321) for the three and six month periods ended June 30, 1997 respectively compared to the year ago periods. The increase was primarily due to costs associated with expanded activity in the company's media buying and TV distribution activities as well as certain television production expenses which were not specifically attributable to television program production. These increases were partially offset by cost reductions relating to the company's licensing activities.

At June 30, 1997 there were $5,302,227 of capitalized film production costs which relate to 26 episodes of "WMAC Masters" and 22 episodes of "Monster Wars". "WMAC Masters" is a weekly syndicated television program produced by the Company's 4Kids Productions subsidiary. Amortization of capitalized film cost decreased $24,226 and $47,218 for the three and six month periods when compared to the same periods in 1996. The 1997 amortization relates primarily to the "WMAC Masters" television program while the prior year periods included non-recurring amortization related to the Olympic Specials produced for the NBC television network. At June 30, 1997 the percentage of total unamortized film cost expected to be amortized within the next three years exceeds 70%. The Company periodically evaluates its anticipated revenue from film production and, consequently, amortization rates may change as a result of such estimates.

Interest income decreased by 41% ($9,690) and 37% ($27,230) for the three month and six month periods ending June 30, 1997 as compared to the same periods in 1996. This decrease is primarily attributable to lower levels of invested cash as compared to the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES:

At June 30, 1997 the Company had working capital of $3,900,647 as compared to working capital of $5,342,436 at December 31, 1996, a decrease in working capital of $1,441,789. Cash and cash equivalents decreased by $1,020,739 from December 31, 1996. The decrease in working capital and cash and cash equivalents is due primarily to cash expenditures to fund the working capital needs of the Company during its seasonally slow period.

Accounts receivable, net (current and noncurrent) decreased from $19,889,353 at December 31, 1996 to $6,457,880 at June 30, 1997. The decrease is primarily due to the Company's media buying activities. When the Company assumes payment obligation for the media it places on behalf of its clients, the Company records a receivable from its clients and a corresponding media payable for the gross amount of the media due. The seasonality of the Company's business tends to generate higher receivables in the fourth quarter which are generally collected in the first quarter. There was a corresponding decrease in media payable of $12,983,457.

Amounts due to licensors, which represents the owners' share of royalties collected, increased by $486,309 to $1,903,268 from December 31, 1996. The increase is primarily due to higher amounts of royalties collected during the quarter which are payable to licensors after the close of the quarter.

In the opinion of management, the Company will be able to satisfy its foreseeable financial obligations from its current working capital and credit facility. As described in Note 5 to the financial statements in the Company's 1996 Annual Report, the Company has established a $2,000,000 credit facility with Chase Manhattan Bank for general working capital purposes. As of August 13, 1997 there have been no borrowings under this facility.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

      On April 30, 1997 the Company held its 1996 Annual Meeting of Shareholders at which the Shareholders voted on the following matters with the number of shares so voted indicated for each item:

         1. For the election of the Company's three directors;

                              For             Withheld         Non-Voting
      Alfred Kahn          2,867,943             9,780             67,108
      Randy O. Rissman     2,867,943             9,780             67,108
      Gerald Rissman       2,865,443            12,280             67,108

         2. Proposal to approve the Company's 1997 Stock Option
            Plan;
                     For         Against       Abstain   Non-Voting
                   2,596,515     273,358         7,850      67,108

         3. Proposal to approve the selection of Deloitte & Touche LLP as the Company's Independent Auditors for the fiscal year ending December 31, 1997;

                     For         Against       Abstain   Non-Voting
                   2,821,723     7,600          48,400      67,108

Item 6. Exhibits and Reports on Form 8-K

      a. Exhibits
           27     Financial Data Schedule

      b. Reports on Form 8-K
           None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 1997

4KIDS ENTERTAINMENT, INC.


By: /s/ Alfred R. Kahn
   ---------------------------------
Alfred R. Kahn
Chairman of the Board and
Chief Executive Officer


By: /s/ Joseph P. Garrity
   ---------------------------------
Joseph P. Garrity
Executive Vice President
Chief Financial Officer