Form 10-Q
period 1997-09-30
4 KIDS ENTERTAINMENT INC
filed 1997-11-13
CIK 58592

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the Quarterly Period Ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

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

                                YES   X        NO
                                   _______         ______

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the close of the latest practicable date.

        Class                              Outstanding at November 13, 1997
--------------------------               ------------------------------------
Common Stock, $.01 Par Value                            2,944,831

                            4KIDS ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                                      INDEX



                                                        PAGE NUMBER
PART I:       FINANCIAL INFORMATION


    Item 1:   Financial Statements

    Consolidated Balance Sheets                                1
    September 30, 1997  (Unaudited) and
    December 31, 1996.

    Consolidated Statements of Operations                      2
    Three and Nine Months Ended September 30, 1997 and 1996 (Unaudited)

    Consolidated Statements of Cash Flows                      3
    Nine Months Ended
    September 30, 1997 and 1996 (Unaudited)

    Notes to Consolidated Financial                            4
    Statements (Unaudited)

    Item 2:   Management's Discussion and Analysis             6
    of Financial Condition and Results of Operations



PART II:  OTHER INFORMATION                                     9

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 1997

Note 1

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes as required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in 4Kids Entertainment, Inc.'s (the "Company") Form 10-K for the year ended December 31, 1996.

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


Note 5

CREDIT FACILITY:

Under the terms of the Company's Credit Facility with Chase Manhattan Bank, the Company may borrow from time to time up to $2 million for general working capital purposes. Any borrowings under the Credit Facility would be secured by the Company's receivables. The Credit Facility, which requires annual renewal on June 30, provides for an interest rate of 1% over the bank's prime rate and an annual commitment fee of 3/4%. The only borrowing under this Facility occurred on September 11, 1997, when the Company borrowed $400,000. The Company subsequently repaid the full $400,000 on November 4, 1997.


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

Note 7

LITIGATION:

In October 1997, the Company settled the litigation it had brought against Toymax H.K. Ltd. and its affiliate Toymax, Inc., in connection with the Company's licensing of the "Creepy Crawlers" property. The settlement provided for a payment to the Company and the exchange of mutual releases including releases for counterclaims brought against the Company.

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996

Consolidated net revenue increased 41% ($404,689) for the three month period ended September 30, 1997, as compared to the same period in 1996. For the nine month period, consolidated revenues increased 13% ($345,104) compared to the year ago period. The increase in net revenue for the three month period was primarily due to an increase in licensing and media buying activities. Revenues were positively impacted by the Company's settlement of its outstanding litigation with Toymax (see Note 7 to the financial statements). Additionally, James Bond 007 and the resurgence of Nintendo's popularity have generated incremental licensing revenue over prior year amounts. Media buying revenue increased over comparable prior year amounts due to increased third quarter advertising campaigns by the Company's clients.

While net revenues were positively impacted for the three and nine month periods of 1997 by the James Bond property, the Company anticipates a decline in revenue from the James Bond property for 1998 because there will not be a feature film release in 1998 and because certain of the Company's rights to license new merchandise have terminated effective December 31, 1997.

Selling, general and administrative expense levels increased by 10% and 5% ($135,340 and $216,661) for the three and nine month periods ended September 30, 1997 respectively compared to the year ago periods. The increase was primarily due to costs associated with expanded activity in the Company's media buying and TV distribution activities as well as certain television production expenses which were not specifically attributable to television program production.

At September 30, 1997 there were $5,206,321 of capitalized film production costs which relate to 26 episodes of "WMAC Masters" and 22 episodes of "Monster Wars". "WMAC Masters" is a weekly syndicated television program produced by the Company's 4Kids Productions subsidiary. Amortization of capitalized film cost decreased $35,774 and $82,992 for the three and nine month periods when compared to the same periods in 1996. The 1997 amortization relates primarily to the "WMAC Masters" television program while the prior year periods included non-recurring amortization related to the Olympic Specials produced for the NBC television network. At September 30, 1997 the percentage of total unamortized film cost expected to be amortized within the next three years exceeds 70%. The Company periodically evaluates its anticipated revenue from film production and, consequently, amortization rates may change as a result of such estimates.


LIQUIDITY AND CAPITAL RESOURCES:

At September 30, 1997 the Company had working capital of $4,296,637 as compared to working capital of $5,342,436 at December 31, 1996, a decrease in working capital of $1,045,799. Cash and cash equivalents decreased by $2,345,648 from December 31, 1996. As described in Note 5 to the financial statements, the Company borrowed $400,000 against its credit facility on September 11, 1997 to fund its working capital requirements. This borrowing was repaid in full on November 4, 1997. The decrease in working capital and cash and cash equivalents is due primarily to cash expenditures to fund the working capital needs of the Company during its seasonally slow period.

Accounts receivable, net (current and noncurrent) decreased from $19,889,353 at December 31, 1996 to $12,867,991 at September 30, 1997. The decrease is primarily due to the Company's media buying activities. When the Company assumes payment obligation for the media it places on behalf of its clients, the Company records a receivable from its clients and a corresponding media payable for the gross amount of the media due. The seasonality of the Company's business tends to generate higher receivables in the fourth quarter which are generally collected in the first quarter. There was a corresponding decrease in media payable of $7,701,854.

Amounts due to licensors, which represents the owners' share of royalties collected, increased by $219,057 to $1,636,016 from December 31, 1996. The increase is primarily due to higher amounts of royalties collected during the quarter which are payable to licensors after the close of the quarter.

In the opinion of management, the Company will be able to satisfy its foreseeable financial obligations from its current working capital and credit facility. As described in Note 5 to the financial statements the Company has established a $2,000,000 credit facility with Chase Manhattan Bank for general working capital purposes. As of November 13, 1997 there were no amounts outstanding under this facility.

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

Dated: November 13, 1997

4KIDS ENTERTAINMENT, INC.

By: /s/ Alfred R. Kahn
    ---------------------
Alfred R. Kahn
Chairman of the Board and
Chief Executive Officer


By: /s/ Joseph P. Garrity
   ------------------------
Joseph P. Garrity
Executive Vice President
Chief Financial Officer