Form 10-Q/A
period 1997-09-30
4 KIDS ENTERTAINMENT INC
filed 1997-11-14
CIK 58592

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

                                YES   X        NO
                                   -------         ------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the close of the latest practicable date.

        Class                              Outstanding at November 13, 1997
--------------------------               ------------------------------------
Common Stock, $.01 Par Value                            2,944,831

                            4KIDS ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                                      INDEX



                                                        PAGE NUMBER
PART I:       FINANCIAL INFORMATION


    Item 1:   Financial Statements

    Consolidated Balance Sheets                                1
    September 30, 1997  (Unaudited) and
    December 31, 1996.

    Consolidated Statements of Operations                      2
    Three and Nine Months Ended September 30, 1997 and 1996 (Unaudited)

    Consolidated Statements of Cash Flows                      3
    Nine Months Ended
    September 30, 1997 and 1996 (Unaudited)

    Notes to Consolidated Financial                            4
    Statements (Unaudited)

    Item 2:   Management's Discussion and Analysis             6
    of Financial Condition and Results of Operations



PART II:  OTHER INFORMATION                                     9

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                   SEPTEMBER 30,    DECEMBER 31,
                                                       1997            1996
                                                  --------------  --------------
ASSETS                                              (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                            $484,622      $2,830,270
  Accounts receivable, net                           10,866,113      17,625,331
  Film inventory-net                                  1,361,321       1,852,439
  Prepaid refundable income taxes                     1,517,545         522,763
  Prepaid expenses and other current assets           1,283,534       1,008,300

                                                  --------------  --------------
       Total current assets                          15,513,135      23,839,103
                                                  --------------  --------------

FURNITURE, FIXTURES AND COMPUTER EQUIPMENT- (Net)       190,593         237,226

FILM INVENTORY - Noncurrent                           3,845,000       3,845,000

ACCOUNTS RECEIVABLE - Noncurrent, net                 2,001,878       2,264,022

SECURITY DEPOSITS AND OTHER ASSETS                      291,667         246,779

                                                  ==============  ==============
TOTAL ASSETS                                        $21,842,273     $30,432,130
                                                  ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Due to licensors                                   $1,636,016      $1,416,959
  Media payable                                       8,336,720      16,038,574
  Accounts payable and accrued expenses                 590,207         787,579
  Notes payable to bank                                 400,000               0
  Current Deferred Tax Liability                        253,555         253,555

                                                  --------------  --------------
       Total current liabilities                     11,216,498      18,496,667

NONCURRENT DEFERRED TAX LIABILITY                       545,859         545,859

                                                  --------------  --------------
       Total liabilities                             11,762,357      19,042,526
                                                  --------------  --------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value - authorized,
    3,000,000 shares; none issued
  Common stock, $.01 par value - authorized,
    10,000,000 shares; issued, 2,944,831 shares          29,448          29,448
  Additional paid-in capital                          4,429,906       4,429,906
  Retained earnings                                   5,620,562       6,930,250

                                                  --------------  --------------
       Total stockholders' equity                    10,079,916      11,389,604
                                                  --------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $21,842,273     $30,432,130
                                                  ==============  ==============

See notes to consolidated financial statements

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                    THREE MONTHS ENDED             NINE MONTHS ENDED

                                                SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,
                                                    1997          1996            1997            1996
                                               -------------- -------------- -------------    ------------
NET REVENUES:                                     1,400,123       995,434      $3,034,602      $2,689,498

COST AND EXPENSES:
  Selling, general and administrative cost        1,449,478     1,314,138       4,790,149       4,573,488
  Amortization of capitalized film cost             135,490       171,264         599,945         682,937
                                               ------------- -------------   -------------    ------------
         TOTAL COST AND EXPENSES                  1,584,968     1,485,402       5,390,094       5,256,424
                                               ------------- -------------   -------------    ------------
                                                   (184,845)     (489,968)     (2,355,492)     (2,566,927)

INTEREST INCOME                                      11,629         5,443          57,794          78,838
                                               ------------- -------------   -------------    ------------
(LOSS) BEFORE INCOME
TAX BENEFIT                                        (173,216)     (484,525)     (2,297,698)     (2,488,089)

INCOME TAX BENEFIT/(PROVISION)                      (74,483)     (208,378)       (988,010)     (1,069,878)
                                               ------------- -------------   -------------    ------------
NET INCOME/(LOSS)                                  ($98,733)    ($276,147)    ($1,309,688)    ($1,418,211)
                                               ============= =============   =============    ============
PER SHARE AMOUNTS
Loss per common and dilutive
common equivalent share                              ($0.03)       ($0.09)         ($0.42)         ($0.48)
                                               ============= =============   =============    ============
Loss per common share-
assuming full dilution                               ($0.03)       ($0.09)         ($0.42)         ($0.48)
                                               ============= =============   =============    ============

Weighted average number of common and
common equivalent shares outstanding              3,281,544     2,944,831       3,128,130       2,970,627
                                               ============= =============   =============    ============


See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                   NINE               NINE
                                                               MONTHS ENDED       MONTHS ENDED
                                                               SEPTEMBER 30,      SEPTEMBER 30,
                                                                   1997               1996
                                                              --------------    ---------------
OPERATING ACTIVITIES:
 Net income/(loss)                                              ($1,309,688)       ($1,418,211)
  Adjustments to reconcile net income/(loss) to net
   cash (used in)/provided by operating activities:
    Depreciation and amortization                                    83,419            111,334
    Amortization of capitalized film cost                           599,945            682,937
    Changes in assets and liabilities (using)/providing cash:
    Accounts receivable                                           7,021,362          8,695,943
    Film inventory                                                 (108,827)        (2,655,166)
    Prepaid expenses and other current assets                      (275,234)           136,454
    Prepaid/Refundable income taxes                                (994,782)        (1,070,678)
    Security deposits and other assets                              (44,888)           (36,391)
    Due to licensors                                                219,057           (142,502)
    Accounts payable and accrued expenses                          (197,372)          (278,413)
    Media payable                                                (7,701,854)        (5,323,721)
                                                              --------------    ---------------
     Net cash (used in) provided by operating activities         (2,708,862)        (1,298,414)
                                                              --------------    ---------------
INVESTING ACTIVITIES:
  Purchase of furniture and fixtures                                (36,786)           (22,036)
                                                              --------------    ---------------
     Net cash used in investing activities                          (36,786)           (22,036)
                                                              --------------    ---------------
FINANCING ACTIVITIES:
  Proceeds from short-term bank note                                400,000                  0
                                                              --------------    ---------------
     Net cash provided by financing activities                      400,000                  0
                                                              --------------    ---------------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                               (2,345,648)        (1,320,450)
CASH AND CASH EQUIVALENTS, BEGINNING PERIOD                       2,830,270          3,505,777
                                                              --------------    ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $484,622         $2,185,327
                                                              ==============    ===============

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