Form 10-K405
period 1997-12-31
4 KIDS ENTERTAINMENT INC
filed 1998-03-31
CIK 58592

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                                         OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                           Commission File No. 0-7843

                            4Kids Entertainment, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            New York                                         13-2691380
-------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

1414 Avenue of the Americas, New York, New York                  10019
-----------------------------------------------                ----------
   (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: (212) 758-7666

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
--------------------------------------------------------------------------------
                                (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                              Yes  |X|     No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $8,050,512 (based upon the average of the high and low prices of Registrant's Common Stock, $.01 par value, as of March 20,
1997).

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value                   2,944,831
----------------------------          --------------------------
     (Title of Class)                 (No. of Shares Outstanding
                                         at March 20, 1997)

      DOCUMENTS INCORPORATED BY REFERENCE: Proxy Statement on Schedule 14A
          for Annual Meeting of Shareholders to be held April 29, 1998.
      --------------------------------------------------------------------

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

            Licensing revenues accounted for approximately 38%, 32% and 41% of consolidated net revenues for the years ended December 31, 1997, 1996 and 1995, respectively.

            (2) Certain Licensed Properties Represented Exclusively by Leisure Concepts, Inc. Among the licensed properties represented exclusively by LCI are the following:

                  o The animated weekly television series "Mr. Men" which premiered in September, 1997 in syndication in the United States and the development of a line of toys based on the characters.

                  o Nintendo of America Inc. ("Nintendo"), for the various characters, trademarks, and copyrights arising out of the software for the video cartridge games developed and owned by Nintendo including the very successful Nintendo
                        64. LCI represents Nintendo on a worldwide basis, other than Japan. These video games ranked among the top toy sellers in the United States in 1995, 1996 and 1997.

                  o The syndicated weekly TV show, "WMAC Masters", which features the nation's first live action martial arts competition series.

                  o James Bond 007 representation for this classic character of seventeen action films the most recent being "Tomorrow Never Dies", released during the 1997 holiday season.

                  o World Championship Wrestling, "WCW" and the "NWO" highly popular television program and live event sports entertainment.


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

            "Charlie Chan" the fictional asian detective who has been the subject of numerous films based on the character created by Earl DeBiggers Charlie Chan movie rights have been optioned to Miramax films.

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

            Examples of product concepts are "Quiz Wiz", "2-XL," "Talk Girl" and "Grave Danger," which the Company represents on a worldwide basis. "Quiz Wiz" is an electronic hand-held computer answer game. "2-XL" is an interactive toy robot that questions and teaches children about a variety of educational subjects. LCI licenses these properties to Tiger Electronics Inc. ("Tiger"), which is a major shareholder of the Company. Grave Danger is a board game licensed to Pressman Toys.

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

            (5) Media Buying, Planning and Television Syndication. The Company's subsidiary The Summit Media Group, Inc. ("Summit Media"), provides clients, including among others, Tiger, with media planning, buying and marketing services, and television syndication services. Media buying accounted for 49%, 42% and 33% of consolidated net revenues for the years ended December 31, 1997, 1996 and 1995, respectively. Summit Media's current syndications include "Oscar's Orchestra," the animated television series designed to introduce children to classical music, "WMAC Masters", the weekly live action martial arts competition, "Mr. Men", an animated series based on the popular book series, "Enchanted Tales", an animated television series based on famous fairy tales produced by Sony Music, "VanPires" a computer generated children's animated television show, "Voltron" a children's animated television show and "Mark's Wired World" a live action television show covering computer topics including the internet.

            (6) Television and Home Video Production. The Company's subsidiary 4Kids Productions, Inc. ("4Kids Productions") is a television and home video production company specializing in youth-oriented entertainment programming. 4Kids Productions produced the "WMAC Masters" television series and is currently in production on the adaptation of the Japanese television series "Pokemon" for syndication beginning in September 1998.

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

            The only property which contributed licensing revenues individually in excess of 10% of consolidated net revenues for fiscal 1997 was World Championship Wrestling. The only client/licensee which contributed revenues individually in excess of 10% of consolidated net revenues for fiscal 1997 was Tiger Electronics, Inc. On February 9, 1998, Tiger Electronics, Inc. a major customer of the Company and a related party, announced that it would be selling substantially all of its Business Assets to Hasbro, Inc. The Company anticipates maintaining a strong business relationship with both the Successor to Tiger and Hasbro, Inc. after the aquisition.

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

            (11) Employees. As of March 20, 1998, the Company had a total of 45 full-time employees.


Item 2.     Properties

            The following table sets forth, with respect to properties leased (none are owned) by the Company at March 20, 1998, the location of the property, the date on which the lease expires and the use which the Company makes of such facilities:

                                                                     Approximate
                                                                        Square
Address                      Expiration of Lease        Use             Feet
-------                      -------------------        ---          -----------

1414 Avenue of the Americas    May 31, 2004         Executive and       13,900
New York, New York                                  Sales Office,
                                                    Media Buying
                                                    and Television
                                                    Production

11400 West Olympic Boulevard   March 18, 1999       Subleased            2,460
Los Angeles, California

116 Putney Bridge Road         September 29,        International        1,200
Alice court                     2002                Sales Office
London, England


            The Company considers that, in general, its physical properties are well maintained, in good operating condition and adequate for its purposes.

Item 3.  Legal Proceedings

            In the fourth quarter of 1997, the Company settled the action against Toymax, H.K. Ltd., and its wholly owned subsidiary, Toymax, Inc. in connection with the Company's licensing of the "Creepy Crawlers" property to the Farley Candy Company.

            As of March 20, 1998, there were no legal proceedings pending against the Company other than routine litigation incidental to its business. Some matters involve claims for large amounts as well as other relief. Although the consequences are not presently known, in the opinion of management, they will not materially affect the Company's liquidity, financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

            During the Company's fiscal quarterly period ended December 31, 1997, there were no matters submitted to a vote of security holders.

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


   1997                             Low                         High
   ----                             ---                         ----

First Quarter                       1                           2 1/4
Second Quarter                      1 1/4                       3 3/8
Third Quarter                       2 7/8                       4
Fourth Quarter                      2 1/2                       3 7/8


   1996                             Low                         High
   ----                             ---                         ----

First Quarter                       2 1/8                       3 5/8
Second Quarter                      2                           3
Third Quarter                       1                           2 3/8
Fourth Quarter                      1                           2 1/8


            (b) Number of Holders of Common Stock. The number of holders of record of the Company's Common Stock on March 25, 1998 was 138, which does not include individual participants in security position listings.

            (c) Dividends. There were no dividends or other distributions made by the Company during 1997 or 1996. Future dividend policy will be determined by the Board of Directors based on the Company's earnings, financial condition, capital requirements and other existing conditions. It is anticipated that cash dividends will not be paid to the holders of the Company's Common Stock in the foreseeable future.

            (d) Stock Purchases. The Board of Directors has authorized the Company to acquire up to 165,000 shares of its Common Stock on Nasdaq or elsewhere. Such purchases are to be made out of the Company's surplus. No such purchases were made by the Company during 1997.

Item 6.  Selected Financial Data


                                        Year Ended December 31,
                ---------------------------------------------------------------------
                    1997          1996          1995            1994          1993
                -----------   -----------    -----------    -----------   -----------
Total Net       $10,116,800   $ 6,977,327    $ 6,617,279    $ 9,191,582   $10,909,024
Revenues

Income (Loss)       739,135      (239,304)      (947,850)       135,250     2,524,688
from
Continuing
Operations

Net Income              .25          (.08)          (.32)           .05           .88
(Loss) Per
Common Share
from
Continuing
Operations

Net Income              .23          (.08)          (.32)           .04           .76
(Loss) Per
Common Share
from
Continuing
Operations
Assuming Full
Dilution

Weighted          2,944,831     2,944,831      2,944,831      2,936,239     2,885,161
Average
Number of
Common Shares
Outstanding


The Company did not declare or pay any cash dividends during the five-year period ended December 31, 1997.



At Year
End              1997          1996          1995          1994          1993
              -----------  -----------   -----------   -----------   -----------
Total Assets  $39,319,077  $30,432,130   $25,968,575   $29,376,396   $20,933,958

Working         6,823,466    5,342,436     6,894,818     8,159,128     8,713,842
Capital

Stockholders   12,128,739   11,389,604    11,628,908    12,576,758    12,367,458
Equity

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

Results of Operation

Twelve Months Ended December 31, 1997 compared to Twelve Months Ended December 31, 1996.

            Consolidated net revenue for the year ended December 31, 1997 increased 45% or $3,140,000 as compared to the year ended December 31, 1996. Increased licensing revenue was recognized from the Nintendo property based on the sales of Nintendo's new N64 game system in 1997. Increased licensing revenue was also recognized from the "World Championship Wrestling" property. During the fourth quarter of 1997, the Company licensed Toy Biz for the master toy rights relating to the WCW property. Additionally, the Company realized increased licensing revenue from the James Bond 007 property relating to sales of the Nintendo James Bond 007 "Golden Eye" video game which was released in September of 1997 and was licensed through the Company. While net revenues were positively impacted for the full year and fourth quarter of 1997 by the James Bond property, the Company expects a decline in revenue from the James Bond Property for 1998 because certain of the Company's rights to license new merchandise have terminated effective December 31, 1997. Revenues were positively impacted by the Company's settlement of its outstanding litigation with Toymax (see Item 3 Legal Proceedings). Offsetting these gains were decreased licensing revenue from some of the Company's more mature properties including Quiz Wiz and lower than anticipated royalties from "Mr. Men".

            Revenue from the Company's media and television syndication services increased over 1996 performance. These activities comprised 49% of total net revenue for 1997 as compared to 42% in 1996. Commissions earned on the media placed increased from the addition of new clients including Play by Play and Big Time Toys. Additionally, increased spending levels from some of the Company's existing clients generated gains in commission revenue during 1997. Increased syndication revenue was recognized from the additional programs syndicated by the Company for the 1997-1998 broadcast season. The Company syndicated six hours of programming per week for the 1997/1998 season compared to three and one half hours per week in the prior year. The Company's television and home video activities comprised approximately 12% and 15% of total net revenue for 1997 and 1996. This revenue related primarily to the "WMAC Masters" syndicated television program which began airing in September 1995.

            Selling, general and administrative expenses increased 13% or $817,406 compared to 1996 as a result of increased costs associated with expanded activity in the Company's media buying and TV distribution activities as well as certain television production expenses which were not specifically attributable to television program production. Additionally, bonus amounts which are based on pre-tax income levels increased in 1997 due to the increased level of pre-tax income. Overall selling, general and administrative expenses decreased as a percentage of net revenue from 91.6% in 1996 to 71.3% in 1997. The Company will continue to seek effective cost reductions without adversely impacting the Company's business.

            At December 31, 1997 there were approximately $4,516,000 of capitalized film production costs, which primarily relates to 26 episodes of "WMAC Masters" and 22 episodes of "Monster Wars". "WMAC Masters" is a weekly syndicated television program which began airing in September, 1995 produced by the Company's 4Kids Productions subsidiary. The first thirteen episodes of WMAC Masters were produced in cooperation with Renaissance Atlantic Films. Monster Wars began syndication in October 1993.

            Amortization of capitalized film costs increased $564,285 for the year ended December 31, 1997 as compared to the prior year. Included in amortization expense for 1997 is an additional expense in the fourth quarter of approximately $702,000 relating to the "Monster Wars" television program. The charge occurred as a result of the Company's periodic evaluation of net realizable value of its capitalized costs. Amortization rates may change as a result of changes in estimated future revenue. At December 31, 1997 the percentage of unamortized film cost expected to be amortized within the next three years is approximately 70%.

            As a result of the above, the Company reported a net income for 1997 of $739,135, as compared to the reported net loss in 1996 of $239,304.


Year Ended December 31, 1996 Compared to Year Ended December 31, 1995.

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

            Revenue from the Company's media and television syndication services increased over 1995 performance. These activities comprised 42% of total net revenue for 1996 as compared to 33% in 1995. Commissions earned on the media placed increased from the addition of new clients including Direct Connect, Erector, Thinkway Toys and Trendmaster. Increased syndication revenue was recognized from the Monday through Friday television program Mega Men distributed by the Company. The Company's television and home video activities comprised approximately 15% of total net revenue for 1996 and 1995. This revenue related primarily to the 1996 Olympic specials produced for the Atlanta Committee for the Olympic Games which ran on the NBC television network and the "WMAC Masters" syndicated television program which began airing in September 1995.

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

Liquidity and Capital Resources

            At December 31, 1997, the Company had working capital of $6,823,466, as compared to working capital of $5,342,436 at December 31, 1996. The increase in working capital of $1,481,030 is primarily due to higher current receivables generated by the Company's increased fourth quarter activity relating to licensing, media buying and television distribution.

            Cash and cash equivalents were generally consistent with the year ago level decreasing $24,697 from December 31, 1996.

            Accounts receivable, net (current and non-current) increased from $19,889,353 at December 31, 1996 to $30,443,106 at December 31, 1997. This
increase is primarily due to the greater activity in the media business. Media payable primarily represents obligations to television stations for advertising time purchased on behalf of clients. Media payable increased from $16,038,574 at December 31, 1996 to $21,591,172 at December 31, 1997. This increase is due to the timing of receipts and subsequent payments to television stations as well as higher levels of media buying activities. Amounts due to licensors, which represent the owners share of royalties collected, increased by $2,063,809 to $3,480,768 from December 31, 1996. The increase is primarily due to higher royalties collected during the fourth quarter as compared to the prior year which are paid to licensors after the close of the quarter.

            On February 9, 1998, Tiger Electronics, Inc. a major customer of the Company and a related party, announced that it would be selling substantially all of its Business Assets to Hasbro, Inc. The Company anticipates maintaining a strong business relationship with both the Successor to Tiger Electronics, Inc. and Hasbro, Inc. after the acquisition.

            The Company is currently in the process of evaluating its information technology infrastructure for the Year 2000 compliance. The Company does not presently anticipate that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance. The Company does not currently have any information concerning the Year 2000 compliance status of its suppliers and customers. In the event that the Company's significant suppliers or customers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

            In the opinion of management, the Company will be able to finance its business as currently conducted from its current working capital and the $2,000,000 credit facility with The Chase Manhattan Bank, formerly Chemical Bank, discussed in Note 9 to the financial statements. As of March 20, 1998 there were no amounts outstanding under this facility. As the Company explores new and expanded opportunities in the youth oriented entertainment market, including television production, it will seek additional financing alternatives.


Item 8. Financial Statements and Supplementary Data

            Financial Statements and Supplementary Data are attached hereto.

                                   PART III

Item 10. Directors and Executive Officers of the Company

            Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A with respect to Annual Meeting of Shareholders to be held April 29, 1998.

Item 11. Executive Compensation

            Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A with respect to Annual Meeting of Shareholders to be held April 29, 1998.

Item 12. Security Ownership of Certain Beneficial Owners and Management

            Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A with respect to Annual Meeting of Shareholders to be held April 29, 1998.

Item 13. Certain Relationships and Related Transactions

            Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A with respect to Annual Meeting of Shareholders to be held April 29, 1998.


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)  1.  Financial Statements:

            The following Consolidated Financial Statements of 4Kids Entertainment, Inc. and Subsidiaries are included in Item 8:

                                                             Page
                                                            Number
                                                            ------

            Independent Auditors' Report                     F-1

            Consolidated Balance Sheets -                    F-2
            December 31, 1997 and 1996

            Consolidated Statements of                       F-3
            Operations - Years Ended
            December 31, 1997, 1996
            and 1995

            Consolidated Statements of                       F-4
            Stockholders' Equity - Years
            Ended December 31, 1997, 1996
            and 1995

            Consolidated Statements of                       F-5
            Cash Flows - Years Ended
            December 31, 1997, 1996
            and 1995


            Notes to Consolidated                        F-6 to F-14
            Financial Statements

     (a)  2. and (d)  Financial Statement Schedules:

            All schedules have been omitted because they are inapplicable, not required, or the information is included in the financial statements or notes thereto.

     (a)  3. and (c) Exhibits. See Index of Exhibits annexed hereto.

     (b)  Reports on Form 8-K

            The Company did not file any Current Reports on Form 8-K during the quarterly period ended December 31, 1997.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 31, 1998   4KIDS ENTERTAINMENT, INC.



                                    By __________________________________
                                                Alfred R. Kahn,
                                            Chairman of the Board



            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 31, 1998               ________________________________
                                           Alfred R. Kahn,
                                       Chairman of the Board,
                                      Chief Executive Officer and
                                               Director


Date:  March 31, 1998               ________________________________
                                             Robert Glick,
                                               Director


Date:  March 31, 1998               ________________________________
                                            Gerald Rissman,
                                               Director


Date:  March 31, 1998               ________________________________
                                          Joseph P. Garrity,
                                    Executive Vice President,
                                    Treasurer, Principal Financial
                                    Officer and Principal Accounting
                                               Officer

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of 4Kids Entertainment, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of 4Kids Entertainment, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of 4Kids Entertainment, Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


Deloitte & Touche LLP
March 27, 1998

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------


ASSETS                                                                  1997          1996

CURRENT ASSETS:
  Cash and cash equivalents                                         $ 2,805,573   $ 2,830,270
  Accounts receivable - net (Notes 2 and 6)                          28,173,085    17,625,331
  Film inventory - net (Note 3)                                       1,456,009     1,852,439
  Prepaid refundable income taxes (Note 5)                                3,279       522,763
  Prepaid expenses and other current assets                           1,061,999     1,008,300
                                                                    -----------   -----------
           Total current assets                                      33,499,945    23,839,103

FURNITURE, FIXTURES AND COMPUTER EQUIPMENT -
  Net of accumulated depreciation of $1,269,478 and $1,174,260          197,649       237,226

ACCOUNTS RECEIVABLE - Noncurrent, net (Notes 2 and 6)                 2,270,021     2,264,022

FILM INVENTORY - Noncurrent (Note 3)                                  3,060,000     3,845,000

SECURITY DEPOSITS AND OTHER ASSETS                                      291,462       246,779
                                                                    -----------   -----------

TOTAL ASSETS                                                        $39,319,077   $30,432,130
                                                                    ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Due to licensors (Note 2)                                         $ 3,480,768   $ 1,416,959
  Media payable (Note 2)                                             21,591,172    16,038,574
  Accounts payable and accrued expenses                                 927,954       787,579
  Taxes payable                                                         307,030            --
  Current deferred tax liability (Note 5)                               369,555       253,555
                                                                    -----------   -----------

           Total current liabilities                                 26,676,479    18,496,667

NONCURRENT DEFERRED TAX LIABILITY (Note 5)                              513,859       545,859
                                                                    -----------   -----------

           Total liabilities                                         27,190,338    19,042,526
                                                                    -----------   -----------

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY (Notes 7 and 10):
  Preferred stock, $.01 par value - authorized, 3,000,000 shares;
    none issued                                                              --            --
  Common stock, $.01 par value - authorized, 10,000,000 shares;
    issued 2,944,831 shares                                              29,448        29,448
  Additional paid-in capital                                          4,429,906     4,429,906
  Retained earnings                                                   7,669,385     6,930,250
                                                                    -----------   -----------

           Total stockholders' equity                                12,128,739    11,389,604
                                                                    -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $39,319,077   $30,432,130
                                                                    ===========   ===========

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------


                                                           1997            1996            1995
                                                       ------------    ------------    ------------
REVENUES:
  Net revenues (Notes 4 and 6)                         $ 10,116,800    $  6,977,327    $  6,617,279
                                                       ------------    ------------    ------------

COSTS AND EXPENSES:
  Selling, general and administrative (Note 9)            7,209,817       6,392,411       7,573,643
  Amortization of capitalized film cost (Note 3)          1,634,762       1,070,477       1,080,889
                                                       ------------    ------------    ------------

           Total costs and expenses                       8,844,579       7,462,888       8,654,532
                                                       ------------    ------------    ------------

                                                          1,272,221        (485,561)     (2,037,253)

INTEREST INCOME                                              70,914         122,257         334,403
                                                       ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAX
  PROVISION (BENEFIT)                                     1,343,135        (363,304)     (1,702,850)

INCOME TAX PROVISION (BENEFIT) (Note 5)                     604,000        (124,000)       (755,000)
                                                       ------------    ------------    ------------

NET INCOME (LOSS)                                      $    739,135    $   (239,304)   $   (947,850)
                                                       ============    ============    ============

PER SHARE AMOUNTS: (Note 8)
  Basic earnings per common share                      $       0.25    $      (0.08)   $      (0.32)
                                                       ============    ============    ============
  Diluted earnings per common share                    $       0.23    $      (0.08)   $      (0.32)
                                                       ============    ============    ============


See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------


                                                                            Additional
                                    Common Stock              Paid-in        Retained
                                Shares         Amount         Capital        Earnings         Total
                             ------------   ------------   ------------   ------------    ------------
BALANCE, DECEMBER 31, 1994      2,944,831         29,448      4,429,906      8,117,404      12,576,758

  Net loss                             --             --             --       (947,850)       (947,850)
                             ------------   ------------   ------------   ------------    ------------

BALANCE, DECEMBER 31, 1995      2,944,831         29,448      4,429,906      7,169,554      11,628,908

  Net loss                             --             --             --       (239,304)       (239,304)
                             ------------   ------------   ------------   ------------    ------------

BALANCE, DECEMBER 31, 1996      2,944,831         29,448      4,429,906      6,930,250      11,389,604

  Net income                           --             --             --        739,135         739,135
                             ------------   ------------   ------------   ------------    ------------

BALANCE, DECEMBER 31, 1997      2,944,831   $     29,448   $  4,429,906   $  7,669,385    $ 12,128,739
                             ============   ============   ============   ============    ============



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------


                                                                     1997            1996           1995
                                                                 ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                              $    739,135    $   (239,304)   $   (947,850)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                     107,742         143,135         216,514
    Amortization of capitalized film cost                           1,634,762       1,070,477       1,080,889
    Provision for losses on accounts receivable                             0         100,000         183,420
    Deferred income taxes                                              84,000         137,555        (632,252)
    Changes in operating assets and liabilities providing
      (using) cash:
      Accounts receivable                                         (10,553,753)     (3,002,885)        793,392
      Film inventory                                                 (453,332)     (3,025,295)     (2,610,944)
      Prepaid refundable income taxes                                 519,484         (39,876)        117,051
      Prepaid expenses and other current assets                       (53,699)       (304,085)       (288,073)
      Security deposits and other assets                              (44,683)        (47,944)        194,750
      Due to licensors                                              2,063,809        (196,647)       (186,429)
      Media payable                                                 5,552,598       4,610,389      (1,679,000)
      Taxes payable                                                   307,030               0               0
      Accounts payable and accrued expenses                           140,375         151,562           3,266
                                                                 ------------    ------------    ------------

           Net cash provided by (used in) operating activities         43,468        (642,918)     (3,755,266)
                                                                 ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture, fixtures and computer equipment              (68,165)        (32,589)       (110,268)
                                                                 ------------    ------------    ------------

           Net cash used in investing activities                      (68,165)        (32,589)       (110,268)
                                                                 ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term bank note                                  400,000               0               0
  Re-payment of short-term bank note                                 (400,000)             --              --
                                                                 ------------    ------------    ------------

           Net cash provided by financing activities                       --              --              --
                                                                 ------------    ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (24,697)       (675,507)     (3,865,534)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        2,830,270       3,505,777       7,371,311
                                                                 ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                           $  2,805,573    $  2,830,270    $  3,505,777
                                                                 ============    ============    ============


See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

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

     Cash and Cash Equivalents - At December 31, 1997 and 1996, the Company had cash equivalents consisting primarily of funds invested in Treasury bills of approximately $2,200,541 and $2,472,446, respectively, with original maturities of 90 days or less.

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

     Additionally, accounts receivable include amounts due from clients for earned commissions and the cost of related media placed on their behalf in circumstances where the Company has assumed the payment obligation for such media. In such circumstances, the Company will record a corresponding liability for media payable. Accounts receivable consist of the following:


                                                          December 31,
                                                     1997              1996
                                                 ------------      ------------
     Gross accounts receivable                   $ 30,839,263      $ 20,426,510
     Allowance for doubtful accounts                 (396,157)         (537,157)
                                                 ------------      ------------

                                                   30,443,106        19,889,353

     Less long-term portion                         2,270,021         2,264,022
                                                 ------------      ------------

                                                 $ 28,173,085      $ 17,625,331
                                                 ============      ============

3.   FILM INVENTORY

     At December 31, 1997, there were $4,516,009 of capitalized film costs, which relate to two completed works in release and one in progress. Amortization of capitalized film cost was $1,634,762, $1,070,477 and $1,080,889 in 1997, 1996 and 1995, respectively. During 1997 and 1995, the
     Company recorded charges of approximately $702,000 and $280,000, respectively, to reduce the carrying value of film inventory primarily related to producing the "Monster Wars" television program. This reduction of the carrying value was based on the Company's periodic evaluation of anticipated future revenue against the net realizable value of capitalized cost. Film inventory consists of the following components:

                                                         December 31,
                                                  1997                 1996
                                               -----------          -----------
Opening balance                                $ 5,697,439          $ 3,742,621

Additions                                          453,332            3,025,295
                                               -----------          -----------

                                                 6,150,771            6,767,916

Amortization                                    (1,634,762)          (1,070,477)
                                               -----------          -----------

                                                 4,516,009            5,697,439

Less noncurrent portion                         (3,060,000)          (3,845,000)
                                               -----------          -----------

                                               $ 1,456,009          $ 1,852,439
                                               ===========          ===========

4.   REVENUES/MAJOR CUSTOMERS

     Licensing revenue included on the Statements of Operations are net of licensor participations of approximately $7,232,498 in 1997, $3,610,934 in 1996 and $6,068,880 in 1995.

     The percentages of revenue from major properties and customers/licensees are as follows:

                                                                               Year Ended December 31,
                                                                              1997     1996       1995
                                                                              ----     ----       ----
Percentage of revenue derived from major properties (revenue in
    excess of 10 percent of total revenue)                                    10%        25%        -

  Number of major properties                                                   1          2         -

  Percentage of revenue derived from major customers/licensees
    (revenue in excess of 10 percent of total revenue)                        25%        31%       32%

  Number of major customers/licensees                                          1          1         1

     Additionally, through the Company's London office and network of international subagents, which allow it to license its properties through the world, the Company recognized approximately $841,000, $554,000 and $972,000 in net revenue from international sources, primarily in Europe, for 1997, 1996 and 1995, respectively.

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

        The income tax (benefit) provision includes the following:

                                              Year Ended December 31,
                                      1997              1996             1995
                                    ---------        ---------        ---------
Current:
Federal                             $ 490,000        $(326,000)       $(295,000)
State and local                        30,000           30,000           31,000
                                    ---------        ---------        ---------

                                      520,000         (296,000)        (264,000)
                                    ---------        ---------        ---------
Deferred:
Federal                               (82,000)         248,000         (195,000)
State and local                       166,000          (76,000)        (296,000)
                                    ---------        ---------        ---------

                                       84,000          172,000         (491,000)
                                    ---------        ---------        ---------

                                    $ 604,000        $(124,000)       $(755,000)
                                    =========        =========        =========

     The provision for taxes as reported is different than the tax provision computed by applying the statutory Federal rate of 34 percent. The differences are as follows:

                                                              Year Ended December 31,
                                                        1997           1996           1995
                                                    -----------    -----------    -----------
Income (loss) before income tax provision           $ 1,343,135    $  (363,304)   $(1,702,850)
                                                    ===========    ===========    ===========

Provision (benefit) at the statutory Federal rate   $   457,000    $  (124,000)   $  (579,000)

Provision for state and local income taxes net of
  Federal income tax benefit                            129,000        (30,000)      (175,000)

Other                                                    18,000         30,000         (1,000)
                                                    -----------    -----------    -----------

                                                    $   604,000    $  (124,000)   $  (755,000)
                                                    ===========    ===========    ===========

     The Company's deferred tax liabilities are net of deferred tax assets of approximately $990,000 and $1,130,000 at December 31, 1997 and 1996,
     respectively. The components of the deferred tax balances at December 31, 1997 and 1996 are as follows:

                                                              Year Ended December 31,
                                                               1997           1996
                                                           -----------    -----------
Commissions on guarantees not currently recognized for
  tax reporting purposes                                   $(1,873,000)   $(1,779,000)

Tax benefit of state and local tax loss carryforwards          119,000        428,000

Provision for doubtful accounts not currently deductible
  for tax reporting purposes                                    71,000        231,000

Film inventory valuation adjustment not currently
  deductible for tax reporting purposes                        769,000        471,000

Depreciation, amortization and other charges deducted
  for tax reporting purposes                                    31,000       (150,000)
                                                           -----------    -----------

                                                           $  (883,000)   $  (799,000)
                                                           ===========    ===========


6.   RELATED PARTY TRANSACTIONS

     The Company provided certain services to Tiger Electronics, Inc., ("Tiger") a corporation controlled by an individual who is a director and major beneficial shareholder of the Company. These transactions totaled approximately $2,550,000, $2,141,000 and $2,112,000 of net revenue in 1997,
     1996 and 1995, respectively.

     The Company had receivables from Tiger of approximately $21,791,754 and $13,156,682 at December 31, 1997 and 1996, respectively.

7.   STOCK OPTIONS

     The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net income (loss) and net income (loss) per share would have been decreased/(increased) by approximately $239,000, ($246,000) and ($438,000), or $.08, ($.08) and
     ($.15) per share for 1997, 1996 and 1995 respectively. The fair value of the options granted during 1997, 1996 and 1995 are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0% for all years, volatility of 70% for 1997 and 49% for 1996 and 1995, risk-free interest rate of 7% for all years and an expected life based on the life of the options.

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

     The Company has outstanding employee stock options as follows:

                                                                       Weighted
                                                                        Average
                                                     Exercise Price    Exercise
                                      Options          Per Share         Price

Outstanding at December 31, 1994      816,500    $ 2.625   -   $ 10.25   $6.32

Options granted                       349,500      2.625   -      3.81    3.39
Options expired                       (10,000)     3.125   -      9.75    8.09
                                    ---------    -------       -------   -----

Outstanding at December 31, 1995    1,156,000      2.625   -     10.25    5.43
                                    =========    =======       =======   =====

Options granted                       265,000     2.3125   -     2.375    2.33
Options expired                      (172,000)     2.375   -      9.75    3.24
                                    ---------    -------       -------   -----

Outstanding at December 31, 1996    1,249,000     2.3125   -     10.25    5.13
                                    =========    =======       =======   =====

Options granted                       417,500      1.375   -     1.585    1.39
Options expired                      (200,000)      5.00   -      5.75    5.38
                                    ---------    -------       -------   -----

Outstanding at December 31, 1997    1,466,500      1.375   -     10.25    4.10
                                    =========    =======       =======   =====

Exercisable at December 31, 1997    1,312,750    $1.3750   -   $ 10.25   $4.42
                                    =========    =======       =======   =====

     Under the Company's various stock option plans, 159,500 shares of the Company's common stock were available at December 31, 1997 for future issuance.

     In addition, in June 1992, the Board of Directors granted to its outside directors, who receive no cash compensation, options to purchase a total of 100,000 shares of the Company's common stock at $5.75, the market price of the Company's common stock on the date of grant. Such options, which were immediately exercisable, expired in June 1997 without exercise.

     At December 31, 1997, there were 1,626,000 shares of the Company's common stock reserved for stock options.

     The following table summarizes information about fixed-price stock options outstanding at December 31, 1997:

                                        Options Outstanding                           Options Exercisable
                            ---------------------------------------------       ------------------------------
                                                               Weighted                              Weighted
                               Number     Weighted Average      Average            Number             Average
        Range of            Outstanding       Remaing          Exercise          Exercisable         Exercise
     Exercise Prices        at 12/31/97   Contractual Life       Price           at 12/31/97           Price

$ 1.3750  -    $ 3.8125      1,005,000        6.5 years         $  2.28            851,250             $ 2.45
$   5.00  -    $  6.125        216,500        6.0 years         $  5.72            216,500               5.72
$   9.75  -    $  10.25        245,000        6.0 years         $ 10.16            245,000              10.16
                             ---------                                           ---------
                             1,466,500                                           1,312,750
                             =========                                           =========

8.   EARNINGS PER SHARE

     The Company adopted Statement of Accounting Standards ("SFAS") No. 128 "Earnings per Share" which required a change in the computation and presentation of earnings per share ("EPS") to include basic and diluted EPS in place of primary and fully diluted EPS, respectively. Basic EPS is computed based solely on the weighted average number of common shares outstanding during the period. Diluted EPS reflects all potential dilution of common stock. Prior periods have been restated to reflect the new standard. For 1996 and 1995 the weighted average number of common shares outstanding were 2,944,831 and the effect of stock options was antidilutive. The following table reconciles Basic EPS with Diluted EPS for the year ended December 31, 1997.

                                             For the Year Ended 1997
                                     ----------------------------------------
                                     Income          Shares         Per Share
                                     ------          ------         ---------

     Net Income                     $739,135

     Basic Earnings Per Share:

     Income Available to Common
     Shareholders                    739,135          2,944,831         $.25

     Effect of Dilutive Security

     Stock Options                                      225,048

     Diluted Earnings Per Share     $739,135          3,169,879         $.23

     Options to purchase 840,000, 1,249,000, and 1,156,000 shares of common stock at prices ranging from $2.3125 - $10.25 per share were outstanding in 1997, 1996 and 1995, respectively, but were not included in the computation of diluted earnings per share because their effect would have been antidilutive.

9. COMMITMENTS AND CONTINGENCIES

     a. Bonus Plan - Bonuses are based upon an amount up to 14 percent of pretax profits. Key officers and employees, as designated by the Board of Directors, can be included in the Bonus Plan. For 1997, the Board of Directors, under the Bonus Plan, awarded the Chairman and Chief Executive Officer of the Company approximately $177,000. An additional amount of approximately $35,000 under the Bonus Plan was granted to another officer in 1997. Due to the losses in 1996 and 1995, no bonuses were granted under the Bonus Plan.

     b. Leases - The Company is obligated for future leases for office space. Certain leases provide for escalation clauses and renewal options.

          At December 31, 1997, future minimum lease payments were as follows:

          Year Ending                                             Amount

          1998                                                  $ 397,446
          1999                                                    388,099
          2000                                                    384,984
          2001                                                    384,984
          2002                                                    379,752
          Thereafter                                              533,071
                                                              -----------
                                                              $ 2,468,336
                                                              ===========

          Rent expense approximated $445,136, $460,183 and $487,544 in 1997,
          1996 and 1995, respectively.

     c. Litigation - As of December 31, 1997, there were no legal proceedings pending against the Company other than routine litigation incidental to its business. Some matters involve claims for large amounts as well as other relief. Although the consequences are not presently known, in the opinion of management, they will not materially affect the Company's liquidity, financial position or results of operations. In October 1997, the Company settled the litigation it had brought against Toymax, H.K. Ltd., and its affliliate Toymax, Inc., in connection with the Company's licensing of the "Creepy Crawlers" property. The settlement provided for a payment to the Company and the exchange of mutual releases including releases of counterclaims brought against the Company.

     d. Credit Facility -The Company's line of credit (the "Credit Facility") from Chase Bank which expired on June 30, 1997 has been renewed through June 30, 1998. Under the terms the Company may borrow from time to time for general working capital purposes up to $2 million. Any borrowings under the credit facility would be secured by the Company's receivables. The Credit Facility provides for an interest rate of 1% over the bank's prime rate and an annual commitment fee of 3/4%. As of December 31, 1997 the Company had no borrowings under the Credit Facility.



10.  SUBSEQUENT EVENTS

     In January 1998, the Company granted options to purchase 40,000 shares to the Chairman and 20,000 shares to each of the outside directors at $2.75 per share, the market price of the Company's common stock at that time. In addition, the company granted options to purchase 96,000 shares of the Company's common stock at $2.75, the market price of the Company's common stock on that date, to five employees, three of which are executive officers.

     On February 9, 1998, Tiger Electronics, Inc., a major customer of the Company and a Related Party (Note 6) announced that it would be selling substantially all of its Business Assets to Hasbro, Inc. The Company anticipates maintaining a strong business relationship with both the successor to Tiger Electronics, Inc. and Hasbro, Inc. after the acquisition. In addition, on March 4, 1998, a director and major beneficial shareholder of the Company, who is also a principal stockholder of Tiger Electronics, Inc., announced his resignation from the Company's Board of Directors.

                                     ******

Exhibit                                                                 Page
Number                              Description                        Number
------                              -----------                        ------

(3) (a) Certificate of Incorporation of the Registrant, as amended (13)
    (b) By-Laws of the Registrant adopted by the Board of Directors on March 28, 1991 (2)
    (c) Resolution of the Board of Directors of the Registrant adopted March 12, 1991 reducing the size of the Board from six directors to three directors (2)
(4) (a) Form of Common Stock Certificate (3)
(10)(a) Bonus Plan of the Registrant (*)(4)
    (b) 1985 Non-Qualified Stock Option Plan, as amended (*)(4)
    (c) 1986 Stock Option Plan, as amended (*)(4)
    (d) 1992 Stock Option Plan (*)(5)
    (e) 1993 Stock Option Plan (*)(6)
    (f) 1994 Stock Option Plan (*)(10)
    (g) 1995 Stock Option Plan (*)(11)
    (h) 1996 Stock Option Plan (*)(15)
    (i) Stock Option Agreement, dated June 10, 1992, between the Registrant and Randy O. Rissman (*)(7)
    (j) Stock Option Agreement, dated June 10, 1992, between the Registrant and Gerald Rissman (*)(7)
    (k) Agreement between Nintendo of America, Inc. and the Registrant dated December 17, 1987 (4)
    (l) Agreement of Lease, dated March 28, 1988, between the Registrant and 1414 Americas
        Company (2)
    (m) Amendment, dated July 8, 1994, to Agreement of
        Lease between the Registrant and 1414 Americas
        Company. (12)
    (n) Agreement of Lease, dated June 30, 1991, between the Registrant and Olympic Purdue
        Associates (the "Olympic Lease") (7)
    (o) First Amendment, dated January 3, 1994, to the
        Olympic Lease (7)
    (p) Agreement of Lease, dated March 23, 1993, between Leisure Concepts International, Inc. and Svenska Handelsbanken (7)
    (q) Employment Agreement, dated March 12, 1991
        between the Registrant and Alfred R. Kahn(*)(8)
    (r) Employment Agreement, dated June 3, 1991, between the Registrant and Joseph Garrity
        (*)(9)
    (s) Amendment, dated as of October 17, 1994, to the Employment Agreement between the Registrant and Joseph Garrity (*)(12)
    (t) Employment Agreement, dated January 1, 1995 between The Summit Media Group, Inc. and Sheldon Hirsch.(*)(13)
    (u) Employment Agreement, dated January 1, 1995 between The Summit Media Group, Inc. and Thomas J. Kenney. (*)(13)

Exhibit                                                                 Page
Number                              Description                        Number
------                              -----------                        ------

    (v) Employment Agreement, dated January 9, 1996 between
        4 Kids Productions, Inc. and Norman Grossfeld. (*)(13)
    (w) Note, dated May 29, 1997, between the Registrant and Chemical Bank. (16)
    (x) Security Agreement, dated May 29, 1996, by and between Leisure Concepts, Inc. and Chemical Bank (16)
    (y) Security Agreement, dated May 29, 1996, by and between 4Kids Productions, Inc. and Chemical Bank (16)
    (z) Security Agreement, dated May 29, 1996, by and between The Summit Media Group, Inc. and Chemical Bank (16)
    (aa)Amendment, dated as of January 1, 1997, to the Employment Agreement between the Registrant and Joseph P. Garrity(*)(16)
    (bb)Amendment, dated as of January 1, 1997, to the Employment Agreement between The Summit Media Group, Inc. and Sheldon Hirsch(*)(16)
    (cc)Amendment, dated as of January 1, 1997, to the Employment Agreement between The Summit Media Group, Inc. and Thomas Kenney(*)(16)
    (dd)Amendment, dated as of February, 1997, to the Employment Agreement between the Registrant and Alfred R. Kahn(*)(16).
    (21)List of Subsidiaries of the Registrant
    (24)Consent of Deloitte & Touche, Certified Public
        Accountants

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

      (12) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1994.

      (13) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1995.

      (14) Incorporated by reference to Current Report on Form 8-K dated May 29, 1997.

      (15) Incorporated by reference to 1997 Proxy Statement.

      (16) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1996.