Form 10-Q
period 1998-03-31
4 KIDS ENTERTAINMENT INC
filed 1998-05-15
CIK 58592

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________


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

                       YES    __X___               NO _______

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the close of the latest practicable date.

        Class                                        Outstanding at May 14, 1998
        -----                                        ---------------------------
Common Stock, $.01 Par Value                                           2,944,831

                            4KIDS ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                                      INDEX



                                                                     PAGE NUMBER
PART I: FINANCIAL INFORMATION


    Item 1: Financial Statements

    Consolidated Balance Sheets                                               1
    March 31, 1998  (Unaudited) and
    December 31, 1997.

    Consolidated Statements of Operations                                     2
    Three Months Ended March 31, 1998 and 1997 (Unaudited)

    Consolidated Statements of Cash Flows                                     3
    Three Months Ended
    March 31, 1998 and 1997 (Unaudited)

    Notes to Consolidated Financial                                           4
    Statements (Unaudited)

    Item 2: Management's Discussion and Analysis                              6
          of Financial Condition and Results of Operations



PART II:  OTHER INFORMATION                                                   9

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                        MARCH 31,   DECEMBER 31,
                                                          1998          1997
                                                       -----------   -----------
ASSETS                                                 (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                            $ 7,785,029   $ 2,805,573
  Accounts receivable, net                               8,289,441    28,173,085
  Film inventory-net                                     1,091,090     1,456,009
  Prepaid refundable income taxes                           10,740         3,279
  Prepaid expenses and other current assets              1,216,635     1,061,999
                                                       -----------   -----------
       Total current assets                             18,392,935    33,499,945
                                                       -----------   -----------

FURNITURE, FIXTURES AND COMPUTER EQUIPMENT - (Net)         211,869       197,649

FILM INVENTORY - Noncurrent                              3,060,000     3,060,000

ACCOUNTS RECEIVABLE - Noncurrent, net                    3,403,404     2,270,021

SECURITY DEPOSITS AND OTHER ASSETS                         284,479       291,462
                                                       -----------   -----------
TOTAL ASSETS                                           $25,352,687   $39,319,077
                                                       ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
  Due to licensors                                     $ 4,020,873   $ 3,480,768
  Media payable                                          6,388,503    21,591,172
  Accounts payable and accrued expenses                  1,187,153       927,954
  Taxes payable                                            465,702       307,030
  Current Deferred Tax Liability                           369,555       369,555
                                                       -----------   -----------
       Total current liabilities                        12,431,786    26,676,479

NONCURRENT DEFERRED TAX LIABILITY                          513,859       513,859
                                                       -----------   -----------
       Total liabilities                                12,945,645    27,190,338
                                                       -----------   -----------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value - authorized,
    3,000,000 shares; none issued
  Common stock, $.01 par value - authorized,
    10,000,000 shares; issued, 2,944,831 shares             29,448        29,448
  Additional paid-in capital                             4,429,906     4,429,906
  Retained earnings                                      7,947,688     7,669,385
                                                       -----------   -----------
       Total stockholders' equity                       12,407,042    12,128,739
                                                       -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $25,352,687   $39,319,077
                                                       ===========   ===========


See notes to consolidated financial statements

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
                                                        THREE MONTHS ENDED

                                                     MARCH 31,       MARCH 31,
                                                       1998            1997
                                                    -----------     -----------

NET REVENUES:                                       $ 2,403,378     $   852,131

COST AND EXPENSES:
  Selling, general and administrative cost            1,535,853       1,738,013
  Amortization of capitalized film cost                 455,680         164,494
                                                    -----------     -----------
         TOTAL COST AND EXPENSES                      1,991,533       1,902,507
                                                    -----------     -----------
                                                        411,845      (1,050,376)

INTEREST INCOME                                          76,458          32,143
                                                    -----------     -----------

INCOME/(LOSS) BEFORE INCOME
   TAX BENEFIT                                          488,303      (1,018,233)

INCOME TAX BENEFIT/(PROVISION)                         (210,000)        437,840
                                                    -----------     -----------

NET INCOME/(LOSS)                                   $   278,303     ($  580,393)
                                                    ===========     ===========

PER SHARE AMOUNTS

Basic Earnings/(Loss) per share                     $      0.09     ($     0.19)
                                                    ===========     ===========


Diluted Earnings/(Loss) per share                   $      0.08     ($     0.19)
                                                    ===========     ===========




See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                   THREE           THREE
                                                                MONTHS ENDED    MONTHS ENDED
                                                                  MARCH 31,       MARCH 31,
                                                                    1998            1997
                                                                ------------    ------------
OPERATING ACTIVITIES:
 Net income/(loss)                                              $    278,303    ($   580,393)
  Adjustments to reconcile net income/(loss) to net
   cash (used in)/provided by operating activities:
    Depreciation and amortization                                     19,341          38,251
    Amortization of capitalized film cost                            455,680         164,494
    Deferred income taxes                                                  0               0
    Changes in assets and liabilities (using)/providing cash:
    Accounts receivable                                           18,750,261      13,593,594
    Film inventory                                                   (90,761)        (74,400)
    Prepaid expenses and other current assets                       (154,636)       (154,467)
    Prepaid/Refundable income taxes                                   (7,461)       (444,612)
    Security deposits and other assets                                 6,983         (15,971)
    Due to licensors                                                 540,105         523,539
    Accounts payable and accrued expenses                            259,199         (98,513)
    Taxes payable                                                    158,672               0
    Media payable                                                (15,202,669)    (13,648,980)
                                                                ------------    ------------

     Net cash (used in) provided by operating activities           5,013,017        (697,458)
                                                                ------------    ------------

INVESTING ACTIVITIES:
  Purchase of furniture and fixtures                                 (33,561)        (27,582)
                                                                ------------    ------------

     Net cash used in investing activities                           (33,561)        (27,582)
                                                                ------------    ------------

FINANCING ACTIVITIES:
  Proceeds from short-term bank note                                       0               0
  Re-payment of short-term bank note                                       0               0
                                                                ------------    ------------

     Net cash provided by financing activities                             0               0
                                                                ------------    ------------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                 4,979,456        (725,040)
CASH AND CASH EQUIVALENTS, BEGINNING PERIOD                        2,805,573       2,830,270
                                                                ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $  7,785,029    $  2,105,230
                                                                ============    ============





See accompanying notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 1998

Note 1

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes as required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in 4Kids Entertainment, Inc.'s (the "Company") Form 10-K for the year ended December 31, 1997.

Note 2

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

For a summary of significant accounting policies reference is made to the Company's report on Form 10-K previously filed for the year ended December 31, 1997.

Note 3

NET INCOME PER SHARE:

The Company adopted Statement of Accounting Standards("SFAS") No. 128 "Earnings per Share" which required a change in the computation and presentation of earnings per share ("EPS")to include basic and diluted EPS in place of primary and fully diluted EPS, respectively. Basic EPS is computed based solely on the weighted average number of common shares outstanding during the period. Diluted EPS reflects all potential dilution of common stock. Prior periods have been restated to reflect the new standard. For 1998 and 1997, the weighted average number of common shares outstanding was 2,944,831. For 1998, the number of common shares outstanding giving effect to all potential dilution was 3,403,941. For 1997 the effect of stock options was antidilutive.

Note 4

STOCK OPTIONS:

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

Note 5

CREDIT FACILITY:

Under the terms of the Company's Credit Facility with Chase Manhattan Bank, the Company may borrow from time to time up to $2 million for general working capital purposes. Any borrowings under the Credit Facility would be secured by the Company's receivables. The Credit Facility, which requires annual renewal on June 30, provides for an interest rate of 1% over the bank's prime rate and an annual commitment fee of 3/4%. As of May 14, 1998 the Company had no borrowings under the facility.

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

Three Months Ended March 31, 1998 Compared to Three Months Ended
March 31, 1997

Consolidated net revenue for the quarter ended March 31, 1998 increased 182% or $1,551,000 as compared to the three month period ended March 31, 1997. The increase in net revenue for the three month period was primarily due to increased revenue related to licensing activities. Increased licensing revenue was recognized from the "World Championship Wrestling" property. During the first quarter of 1998, the Company licensed Electronic Arts for the video game rights relating to the WCW property. The Company also recognized increased revenue from continued strong sales of the James Bond 007 GoldenEye video game licensed to Nintendo.

Selling, general and administrative expense levels decreased 12% or $202,000 compared to the same period in 1997 primarily due to certain television production expenses which have been capitalized as film inventory relating to the "Pokemon" property. During the prior year period, such expenses were not attributable to a specific television program production and accordingly were reflected as S,G & A expenses. Additionally, S,G & A expenses were reduced in the Company's International office in London.

At March 31, 1998 there were approximately $4,151,000 of capitalized film production costs which primarily relate to 26 episodes of "WMAC Masters" and 22 episodes of "Monster Wars". "WMAC Masters" is a weekly syndicated television program produced by the Company's 4Kids Productions subsidiary. Amortization of capitalized film cost increased approximately $291,000 for the three month period when compared to the same period in 1997. The 1998 amortization relates to the "WMAC Masters" television program. At March 31, 1998 the percentage of total unamortized film cost expected to be amortized within the next three years exceeds 70%.

The Company periodically evaluates its anticipated revenue from film production and, consequently, amortization rates may change as a result of such estimates. In accordance with this policy, the Company recognized approximately $250,000 in additional amortization expense during the three month period ended March 31, 1998 related to the WMAC Masters film inventory.

Interest income increased by approximately 138% or $44,000 for the three month period ending March 31, 1998 as compared to the same period in 1997. This increase is primarily attributable to higher levels of invested cash during the first three months of the current year as compared to the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES:

At March 31, 1998 the Company had working capital of $5,961,149 as compared to working capital of $ 6,823,466 at December 31, 1997, a decrease in working capital of $862,317. Cash and cash equivalents increased by $4,979,456 from December 31, 1997. The increase in cash and cash equivalents is due primarily to the seasonality of the Company's business. The Company generates significantly higher receivables and payables during the fourth quarter of the year primarily related to its media buying and licensing activities. Such amounts are collected in the first quarter.

Accounts receivable, net (current and noncurrent) decreased from $30,443,106 at December 31, 1997 to $11,692,845 at March 31, 1998. The decrease is primarily due to the Company's media buying activities. When the Company assumes payment obligation for the media it places on behalf of its clients, the Company records a receivable from its clients and a corresponding media payable for the gross amount of the media due. The seasonality of the Company's business tends to generate higher receivables in the fourth quarter which are generally collected in the first quarter. There was a corresponding decrease in media payable of $15,202,669.

Amounts due to licensors, which represents the owner's share of royalties collected, increased by $540,105 to $4,020,873 from December 31, 1997. The increase is primarily due to higher amounts of royalties collected during the quarter which are payable to licensors after the close of the quarter.

In the opinion of management, the Company will be able to satisfy its foreseeable financial obligations from its current working capital and credit facility. As described in Note 5 to the financial statements, the Company has established a $2,000,000 credit facility with Chase Manhattan Bank for general working capital purposes. As of May 14, 1998 there were no borrowings under this facility.

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

Dated: May 14, 1998

4KIDS ENTERTAINMENT, INC.




By: /s/ Alfred R. Kahn
    --------------------------
Alfred R. Kahn
Chairman of the Board and
Chief Executive Officer




By: /s/ Joseph P. Garrity
    --------------------------
Joseph P. Garrity
Executive Vice President
Chief Financial Officer