Form 10-Q
period 1998-06-30
4 KIDS ENTERTAINMENT INC
filed 1998-08-14
CIK 58592

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the Quarterly Period Ended June 30, 1998

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

                                                 YES X NO _______

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the close of the latest practicable date.

        Class                  Outstanding at August 14, 1998

Common Stock, $.01 Par Value                                      2,998,831

                            4KIDS ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                                      INDEX



                                                                  PAGE NUMBER
PART I:       FINANCIAL INFORMATION


    Item 1:   Financial Statements

    Consolidated Balance Sheets                                       1
    June 30, 1998  (Unaudited) and
    December 31, 1997.

    Consolidated Statements of Operations                             2
    Three and Six Months Ended June 30, 1998 and 1997 (Unaudited)

    Consolidated Statements of Cash Flows                             3
    Six Months Ended
    June 30, 1998 and 1997 (Unaudited)

    Notes to Consolidated Financial                                   4
    Statements (Unaudited)

    Item 2:   Management's Discussion and Analysis                    6
    of Financial Condition and Results of Operations



PART II:  OTHER INFORMATION                                           9

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                                JUNE 30,            DECEMBER 31,
                                                                                  1998                  1997
                                                                           -------------------   -------------------
ASSETS                                                                        (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                                        $6,470,044            $2,805,573
  Accounts receivable, net                                                          6,408,046            28,173,085
  Film inventory-net                                                                1,055,252             1,456,009
  Prepaid refundable income taxes                                                     139,526                 3,279
  Prepaid expenses and other current assets                                         1,483,604             1,061,999

                                                                           -------------------   -------------------
       Total current assets                                                        15,556,472            33,499,945
                                                                           -------------------   -------------------

FURNITURE, FIXTURES AND COMPUTER EQUIPMENT- (Net)                                     220,459               197,649

FILM INVENTORY - Noncurrent                                                         3,060,000             3,060,000

ACCOUNTS RECEIVABLE - Noncurrent, net                                               4,199,551             2,270,021

SECURITY DEPOSITS AND OTHER ASSETS                                                    284,213               291,462

                                                                           ===================   ===================
TOTAL ASSETS                                                                      $23,320,695           $39,319,077
                                                                           ===================   ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Due to licensors                                                                 $4,334,260            $3,480,768
  Media payable                                                                     3,895,688            21,591,172
  Accounts payable and accrued expenses                                               866,148               927,954
  Taxes payable                                                                       590,691               307,030
  Current Deferred Tax Liability                                                      369,555               369,555

                                                                           -------------------   -------------------
       Total current liabilities                                                   10,056,342            26,676,479

NONCURRENT DEFERRED TAX LIABILITY                                                     513,859               513,859

                                                                           -------------------   -------------------
       Total liabilities                                                           10,570,201            27,190,338
                                                                           -------------------   -------------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value - authorized,
    3,000,000 shares; none issued
  Common stock, $.01 par value - authorized, 10,000,000 shares;
    issued, 2,998,831 and 2,944,831 shares                                             29,988                29,448
  Additional paid-in capital                                                        4,657,402             4,429,906
  Retained earnings                                                                 8,063,104             7,669,385

                                                                           -------------------   -------------------
       Total stockholders' equity                                                  12,750,494            12,128,739
                                                                           -------------------   -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $23,320,695           $39,319,077
                                                                           ===================   ===================


See notes to consolidated financial statements

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                  THREE MONTHS ENDED                         SIX MONTHS ENDED

                                                JUNE 30,              JUNE 30,              JUNE 30,              JUNE 30,
                                                  1998                  1997                  1998                  1997
                                           -------------------   -------------------   -------------------   -------------------



NET REVENUES:                                       2,198,131               782,348            $4,601,509            $1,634,479

COST AND EXPENSES:
  Selling, general and administrative cost          1,671,917             1,602,658             3,207,770             3,340,671
  Amortization of capitalized film cost               390,632               299,961               846,312               464,455

                                           -------------------   -------------------   -------------------   -------------------

         TOTAL COST AND EXPENSES                    2,062,549             1,902,619             4,054,082             3,805,126
                                           -------------------   -------------------   -------------------   -------------------


                                                      135,582            (1,120,271)              547,427            (2,170,647)

INTEREST INCOME                                        66,850                14,022               143,308                46,165
                                           -------------------   -------------------   -------------------   -------------------


INCOME/(LOSS) BEFORE INCOME
TAX BENEFIT                                           202,432            (1,106,249)              690,735            (2,124,482)

INCOME TAX BENEFIT/(PROVISION)                        (87,016)              475,687              (297,016)              913,527
                                           -------------------   -------------------   -------------------   -------------------


NET INCOME/(LOSS)                                    $115,416             $(630,562)             $393,719           ($1,210,955)
                                           ===================   ===================   ===================   ===================


PER SHARE AMOUNTS

Basic Earnings/(Loss) per share                         $0.04                ($0.21)                $0.13                ($0.41)
                                           ===================   ===================   ===================   ===================



Diluted Earnings/(Loss) per share                       $0.03                ($0.21)                $0.11                ($0.41)
                                           ===================   ===================   ===================   ===================












See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                SIX                       SIX
                                                                           MONTHS ENDED              MONTHS ENDED
                                                                             JUNE 30,                  JUNE 30,
                                                                               1998                      1997
                                                                       ---------------------     ---------------------


OPERATING ACTIVITIES:
 Net income/(loss)                                                                 $393,719               ($1,210,955)
  Adjustments to reconcile net income/(loss) to net
   cash (used in)/provided by operating activities:
    Depreciation and amortization                                                    48,854                    57,715
    Amortization of capitalized film cost                                           846,312                   464,455
    Deferred income taxes                                                                 0                         0
    Changes in assets and liabilities (using)/providing cash:
    Accounts receivable                                                          19,835,509                13,431,473
    Film inventory                                                                 (445,555)                  (69,243)
    Prepaid expenses and other current assets                                      (421,605)                  (96,384)
    Prepaid/Refundable income taxes                                                (136,247)                 (920,299)
    Security deposits and other assets                                                7,249                   (44,847)
    Due to licensors                                                                853,492                   486,309
    Accounts payable and accrued expenses                                           (61,806)                 (105,234)
    Taxes payable                                                                   283,661                         0
    Media payable                                                               (17,695,484)              (12,983,457)
                                                                       ---------------------     ---------------------

     Net cash (used in) provided by operating activities                          3,508,099                  (990,467)
                                                                       ---------------------     ---------------------

INVESTING ACTIVITIES:
  Purchase of furniture and fixtures                                                (71,664)                  (30,272)
                                                                       ---------------------     ---------------------

     Net cash (used in) provided by investing activities                            (71,664)                  (30,272)
                                                                       ---------------------     ---------------------

FINANCING ACTIVITIES:
  Proceeds from short-term bank note                                                      0                         0
  Re-payment of short-term bank note                                                      0                         0
  Proceeds from exercise of stock options
    and related tax benefit                                                         228,036                         0
                                                                       ---------------------     ---------------------

     Net cash (used in) provided by financing activities                            228,036                         0
                                                                       ---------------------     ---------------------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                                3,664,471                (1,020,739)
CASH AND CASH EQUIVALENTS, BEGINNING PERIOD                                       2,805,573                 2,830,270
                                                                       ---------------------     ---------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $6,470,044                $1,809,531
                                                                       =====================     =====================




See accompanying notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 1998

Note 1

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes as required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in 4Kids Entertainment, Inc.'s (the "Company") Form 10-K for the year ended December 31, 1997.

Note 2

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

For a summary of significant accounting policies reference is made to the Company's report on Form 10-K previously filed for the year ended December 31, 1997.

Note 3

NET INCOME PER SHARE:

The Company adopted Statement of Accounting Standards("SFAS") No. 128 "Earnings per Share" which required a change in the computation and presentation of earnings per share ("EPS")to include basic and diluted EPS in place of primary and fully diluted EPS, respectively. Basic EPS is computed based solely on the weighted average number of common shares outstanding during the period. Diluted EPS reflects all potential dilution of common stock. Prior periods have been restated to reflect the new standard. The weighted average number of common shares outstanding was 2,944,831 for the three and six months ended June 30, 1997. For the three and six months ended June 30,1998, the weighted average number of common shares outstanding was

2,951,187 and 2,948,009 respectively. For the three and six months ended June 30,1998, the number of common shares outstanding giving effect to all potential dilution was 3,711,084 and 3,557,513 respectively. For 1997 the effect of stock options was antidilutive.



Note 4

STOCK OPTIONS:

In January 1998, the Company granted options to purchase 40,000 shares to the Chairman and 20,000 shares to each of the outside directors at $2.75 per share, the market price of the Company's common stock at that time. In addition, the Company granted options to purchase 96,000 shares of the Company's common stock at $2.75, the market price of the Company's common stock on the date of grant, to five employees, three of whom are executive officers. During the quarter ended June 30, 1998 54,000 shares of common stock were issued pursuant to the exercise of stock options at prices ranging from $1.375 to $2.625, the market price of the Company's common stock on the grant dates of such options.

Note 5

CREDIT FACILITY:

Under the terms of the Company's Credit Facility with Chase Manhattan Bank, the Company may borrow from time to time up to $2 million for general working capital purposes. Any borrowings under the Credit Facility would be secured by the Company's receivables. The Credit Facility, which requires annual renewal and was renewed on June 30, provides for an interest rate of 1% over the bank's prime rate and an annual commitment fee of 3/4%. As of August 14, 1998 the Company had no borrowings under the facility.

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

Three and Six Months Ended June 30, 1998 Compared to the Three and Six Months Ended June 30, 1997

Consolidated net revenue increased 181% ($1,415,783) for the three month period ended June 30, 1998 as compared to the same period in 1997. The six month period increased 182% or $2,967,030 as compared to the six month period ended June 30, 1997. The increase in net revenue for the three and six month periods were primarily due to increased revenue related to licensing activities. Increased licensing revenue was recognized in the three month period from a master toy agreement signed with Hasbro, Inc. for the Company's "Pokemon" property. Additionally, during the six month period the Company signed Electronic Arts for the video game rights relating to the World Championship Wrestling property as well as many new licensees involved in a wide array of licensing categories. The Company also continues to recognize increased revenue from continued strong sales of the

James Bond 007 GoldenEye video game licensed to Nintendo over the first six months of 1998. These increases in licensing revenue were partially offset by a decline in licensing revenue on more mature properties licensed through the Company's international office in London when compared to the prior year. The Company's media buying division recognized increased revenue over the comparative three and six month periods last year due to an increase in existing clients' advertising spending in the first two quarters of 1998.

Selling, general and administrative expense levels increased 4% or $69,259 for the three month period ended June 30 compared to the year ago period primarily due to costs associated with expanded activity in the Company's licensing division. During the six month period ended June 30, 1998 S,G & A expenses decreased 4% or $132,901 when compared to the prior year period primarily due to certain television production expenses which have been capitalized as film inventory. During the prior year period, such expenses were not attributable to television program production and accordingly were reflected as S,G&A expenses. Additionally, due to a reduction in staff levels and overhead, S,G,&A expenses were reduced in the Company's International office in London when compared to the prior year periods.

At June 30, 1998 there were approximately $4,115,000 of capitalized film production costs which primarily relate to 26 episodes of "WMAC Masters", 22 episodes of "Monster Wars" and 52 episodes of the new ""Pokemon"" show. "WMAC Masters" is a weekly syndicated television program produced by the Company's 4Kids Productions subsidiary. Amortization of capitalized film cost increased approximately $91,000 and $382,000 for the three and six month periods compared to the same respective periods in 1997. The 1998 amortization relates to the "WMAC Masters" television program. At June 30, 1998 the percentage of total unamortized film cost expected to be amortized within the next three years exceeds 70%.

The Company periodically evaluates its anticipated revenue from film production and, consequently, amortization rates may change as a result of such estimates. In accordance with this policy, the Company recognized approximately $257,000 and $507,000 in additional amortization expense during the three and six month periods ended June 30, 1998 as compared to the same respective periods in 1997 which all related to the WMAC Masters film inventory.

Interest income increased by approximately $53,000 and $97,000 for the three and six month periods ending June 30, 1998 as compared to the same periods in 1997. This increase is attributable to higher levels of invested cash during the first six months of the current year as compared to the same periods in 1997.

LIQUIDITY AND CAPITAL RESOURCES:

At June 30, 1998 the Company had working capital of $5,500,130 as compared to working capital of $ 6,823,466 at December 31, 1997, a decrease in working capital of $1,323,336. Cash and cash equivalents increased by $3,664,471 to $6,470,044 from December 31, 1997. The increase in cash and cash equivalents is due primarily to the seasonality of the Company's business and the timing of advance payments due on new licensing agreements. The Company generates significantly higher receivables and payables during the fourth quarter of the year primarily related to its media buying and licensing activities. Such amounts are collected in the first two quarters.

Accounts receivable, net (current and noncurrent) decreased from $30,443,106 at December 31, 1997 to $10,607,597 at June 30, 1998. The decrease is primarily due to the Company's media buying activities. When the Company assumes payment obligation for the media it places on behalf of its clients, the Company records a receivable from its clients and a corresponding media payable for the gross amount of the media due. The seasonality of the Company's business tends to generate higher receivables in the fourth quarter which are generally collected in the first quarter. There was a corresponding decrease in media payable of $17,695,484.

Amounts due to licensors, which represents the owner's share of royalties collected, increased by $853,492 to $4,020,873 from December 31, 1997. The increase is primarily due to higher amounts of royalties and advances collected during the quarter which are payable to licensors after the close of the quarter.

The Company is currently in the process of evaluating its information technology infrastructure for the Year 2000 compliance. The Company does not presently anticipate that the cost to modify its information technology infrastructure to be Year 2000 complaint will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance. The Company does not currently have any information concerning the Year 2000 compliance status of its suppliers and customers. In the event that the Company's significant suppliers or customers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

In the opinion of management, the Company will be able to satisfy its foreseeable financial obligations from its current working capital and credit facility. As described in Note 5 to the financial statements, the Company has established a $2,000,000 credit facility with Chase Manhattan Bank for general working capital purposes. As of August 14, 1998 there were no borrowings under this facility.
                                      -8-

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         a.  The Company held its Annual Meeting of Shareholders on April 29,
             1998.

         b. The Directors elected at the Annual Meeting were:

             Mr. Alfred R. Kahn
             Mr. Robert Dunn Glick
             Mr. Gerald Rissman

         c. (i)     The shareholders voted on the election of directors
              as follows:

      Name                  For                 Withheld
-----------------------------------------------------------

Alfred R. Kahn             2,680,721              3,550
                           ---------            -------

Robert Dunn Glick          2,680,721              3,550
                           ---------            -------

Gerald Rissman             2,680,721              3,550
                           ---------            -------

              (ii) The shareholders voted on a proposal to approve the Company's 1998 Stock Option Plan as follows:

                                    FOR                2,296,552
                                    -----------        ---------

                                    AGAINST              335,788
                                    -----------        ---------

                                    ABSTENTIONS           51,931
                                    -----------         --------

         (iii) The shareholders voted on a proposal to approve Deloitte & Touche LLP as the Company's independent auditors as follows:

                                    FOR                   2,680,671
                                    ----------            ---------

                                    AGAINST                   3,100
                                    -----------           ---------

                                    ABSTENTIONS                 500
                                    -----------           ---------


Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits
                  27    Financial Data Schedule

         b.  Reports on Form 8-K
                  None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 1998

4KIDS ENTERTAINMENT, INC.




By: /s/ Alfred R. Kahn
    ------------------
Alfred R. Kahn
Chairman of the Board and
Chief Executive Officer




By: /s/ Joseph P. Garrity
    ---------------------
Joseph P. Garrity
Executive Vice President
Chief Financial Officer