Form 10-Q
period 1998-09-30
4 KIDS ENTERTAINMENT INC
filed 1998-11-16
CIK 58592

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON,  D.C. 20549

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934.

    For the Quarterly Period Ended      September 30, 1998
                                   ------------------------------
                                      OR

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

    For the transition period from_______________to___________________

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

                                     10019
                                     -----
                                  (Zip Code)

                                (212) 758-7666
                                ---------------
             (Registrant's Telephone Number, Including Area Code)

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

                      YES___X___              NO _______

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the close of the latest practicable date.

        Class                 Outstanding at November 13, 1998
        -----                 --------------------------------
Common Stock, $.01 Par Value                       3,042,435

                            4KIDS ENTERTAINMENT, INC.
                                    AND SUBSIDIARIES
                                      INDEX



                                                               PAGE NUMBER
PART I:  FINANCIAL INFORMATION


   Item 1:     Financial Statements

   Consolidated Balance Sheets                                       1
   September 30, 1998  (Unaudited) and
   December 31, 1997.

   Consolidated Statements of Operations                             2
   Nine Months Ended September 30, 1998 and 1997 (Unaudited)

   Consolidated Statements of Cash Flows                             3
   Nine Months Ended
   September 30, 1998 and 1997 (Unaudited)

   Notes to Consolidated Financial                                   4
   Statements (Unaudited)

   Item 2:     Management's Discussion and Analysis                  6
   of Financial Condition and Results of Operations



PART II:  OTHER INFORMATION                                         11

                   4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                    SEPTEMBER 30,  DECEMBER 31,
                                                        1998          1997
                                                     -----------  -------------
ASSETS                                               (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                           $7,811,522     $2,805,573
  Accounts receivable, net                             6,233,430     28,173,085
  Film inventory-net                                   1,122,964      1,456,009
  Prepaid refundable income taxes                        220,829          3,279
  Prepaid expenses and other current assets            1,385,492      1,061,999

                                                     -----------  -------------
       Total current assets                           16,774,237     33,499,945
                                                     -----------  -------------

FURNITURE, FIXTURES AND COMPUTER EQUIPMENT- (Net)        220,039        197,649

FILM INVENTORY - Noncurrent                            2,296,522      3,060,000

ACCOUNTS RECEIVABLE - Noncurrent, net                  4,648,731      2,270,021

SECURITY DEPOSITS AND OTHER ASSETS                       283,647        291,462

                                                     ===========  =============
TOTAL ASSETS                                         $24,223,176    $39,319,077
                                                     ===========  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Due to licensors                                    $3,967,195     $3,480,768
  Media payable                                        4,356,493     21,591,172
  Accounts payable and accrued expenses                  859,520        927,954
  Taxes payable                                          859,362        307,030
  Current Deferred Tax Liability                         369,555        369,555

                                                     -----------  -------------
       Total current liabilities                      10,412,125     26,676,479

NONCURRENT DEFERRED TAX LIABILITY                        513,859        513,859

                                                     -----------  -------------
       Total liabilities                              10,925,984     27,190,338
                                                     -----------  -------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value - authorized,
    3,000,000 shares; none issued
  Common stock, $.01 par value - authorized,
    10,000,000 shares;
    issued, 3,030,935 and 2,944,831 shares                30,309         29,448
  Additional paid-in capital                           4,797,624      4,429,906
  Retained earnings                                    8,469,259      7,669,385

                                                     -----------  -------------
       Total stockholders' equity                     13,297,192     12,128,739
                                                     -----------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $24,223,176    $39,319,077
                                                     ===========  =============


See notes to consolidated financial statements

                   4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                  SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,
                                      1998            1997            1998            1997
                                  --------------  -------------   -------------   -------------


NET REVENUES:                        2,756,488      1,400,123      $7,357,997      $3,034,602

COST AND EXPENSES:
  Selling, general and
    administrative cost              1,953,682      1,449,478       5,161,452       4,790,149
  Amortization of capitalized
    film cost                          171,919        135,490       1,018,231         599,945
                                --------------  -------------   -------------   -------------
   TOTAL COST AND EXPENSES           2,125,601      1,584,968       6,179,683       5,390,094
                                --------------  -------------   -------------   -------------

                                       630,887       (184,845)      1,178,314      (2,355,492)

INTEREST INCOME                         81,665         11,629         224,973          57,794
                                --------------  -------------   -------------   -------------

INCOME/(LOSS) BEFORE INCOME
  TAX BENEFIT/(PROVISION)              712,552       (173,216)      1,403,287      (2,297,698)

INCOME TAX BENEFIT/(PROVISION)        (306,397)        74,483        (603,413)        988,010
                                --------------  -------------   -------------   -------------

NET INCOME/(LOSS)                     $406,155       ($98,733)       $799,874     ($1,309,688)
                                ==============  =============   =============   =============

PER SHARE AMOUNTS

Basic Earnings/(Loss) per share          $0.13         ($0.03)          $0.27         ($0.44)
                                ==============  =============   =============   =============


  Diluted Earnings/(Loss) per
    share                                $0.11         ($0.03)          $0.22         ($0.44)
                                ==============  =============   =============   =============



See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)                                          NINE             NINE
                                                 MONTHS ENDED     MONTHS ENDED
                                                 SEPTEMBER 30,    SEPTEMBER 30,
                                                     1998             1997
                                                 --------------   --------------

OPERATING ACTIVITIES:
 Net income/(loss)                                     $799,874     ($1,309,688)
  Adjustments to reconcile net income/(loss) to
  net cash provided by/(used in) operating activities:
    Depreciation and amortization                        82,796          83,419
    Amortization of capitalized film cost             1,018,231         599,945
    Changes in assets and liabilities provided
     by/(used in) cash:
    Accounts receivable                              19,560,945       7,021,362
    Film inventory                                       78,292        (108,827)
    Prepaid expenses and other current assets          (323,493)       (275,234)
    Prepaid/Refundable income taxes                    (217,550)       (994,782)
    Security deposits and other assets                    7,815         (44,888)
    Due to licensors                                    486,427         219,057
    Accounts payable and accrued expenses               (68,434)       (197,372)
    Taxes payable                                       552,332
    Media payable                                   (17,234,679)     (7,701,854)
                                                 --------------   --------------

     Net cash provided by/(used in) operating
       activities                                     4,742,556      (2,708,862)
                                                 --------------   --------------

INVESTING ACTIVITIES:
  Purchase of furniture and fixtures                   (105,186)        (36,786)
                                                 --------------   --------------

     Net cash used in investing activities             (105,186)        (36,786)
                                                 --------------   --------------

FINANCING ACTIVITIES:
  Proceeds from short-term bank note                                    400,000
  Proceeds from exercise of stock options
    and related tax benefit                             368,579
                                                 --------------   --------------

     Net cash provided by financing activities          368,579         400,000
                                                 --------------   --------------

NET INCREASE/(DECREASE) IN CASH AND
  CASH EQUIVALENTS                                    5,005,949      (2,345,648)
CASH AND CASH EQUIVALENTS, BEGINNING PERIOD           2,805,573       2,830,270
                                                 --------------   --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $7,811,522        $484,622
                                                 ==============   ==============




See accompanying notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 1998

Note 1

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes as required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in 4Kids Entertainment, Inc.'s (the "Company") Form 10-K for the year ended December 31, 1997.

Note 2

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

For a summary of significant accounting policies reference is made to the Company's report on Form 10-K previously filed for the year ended December 31, 1997.

Note 3

NET INCOME PER SHARE:

The Company adopted Statement of Accounting Standards ("SFAS") No. 128 "Earnings per Share" which required a change in the computation and presentation of earnings per share ("EPS")to include basic and diluted EPS in place of primary and fully diluted EPS, respectively. Basic EPS is computed based solely on the weighted average number of common shares outstanding during the period. Diluted EPS reflects all potential dilution of common stock. Prior periods have been restated to reflect the new standard. The weighted average number of common shares outstanding was 2,944,831 for the three and nine months ended September 30, 1997. For the three and nine months ended September 30, 1998, the weighted average number of common shares outstanding was 3,030,935 and 2,975,651 respectively. For the three and nine months ended September 30, 1998, the number of common shares outstanding giving effect to all potential dilution was 3,848,690 and 3,654,572 respectively. For 1997 the effect of stock options was antidilutive.



Note 4

STOCK OPTIONS:

In January 1998, the Company granted options to purchase 40,000 shares to the Chairman and 20,000 shares to each of the outside directors at $2.75 per share, the market price of the Company's common stock at that time. In addition, the Company granted options to purchase 96,000 shares of the Company's common stock at $2.75, the market price of the Company's common stock on the date of grant, to five employees, three of whom are executive officers. During the quarter and nine months ended September 30, 1998 32,104 and 86,104 shares of common stock respectively, were issued pursuant to the exercise of stock options at prices ranging from $1.375 to $2.625, the market price of the Company's common stock on the grant dates of such options.

Note 5

CREDIT FACILITY:

Under the terms of the Company's Credit Facility with Chase Manhattan Bank, the Company may borrow from time to time up to $2 million for general working capital purposes. Any borrowings under the Credit Facility would be secured by the Company's receivables. The Credit Facility, which requires annual renewal and was renewed on June 30, provides for an interest rate of 1% over the bank's prime rate and an annual commitment fee of 3/4%. As of November 13, 1998 the Company had no borrowings under the facility.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:
----------------------

The Company receives revenues from a number of sources, principally licensing, media buying and television distribution. The Company typically derives a substantial portion of its licensing revenues from a small number of properties, which properties usually generate revenues only for a limited period of time. Because the Company's licensing revenues are highly subject to changing fashion in the toy and entertainment business, its licensing revenues from year to year from particular sources are subject to dramatic increases and decreases. It is not possible to precisely anticipate the length of time a project will be commercially successful, if at all. Popularity of properties can vary from months to years. As a result, the Company's revenues and net income may fluctuate significantly between comparable periods. The Company's revenues have historically been primarily derived from the license of toy and game concepts. Thus a substantial portion of the Company's revenues and net income are subject to the seasonal variations of the toy and game industry. Typically, a majority of toy orders are shipped in the third and fourth calendar quarters. In addition the Company's media buying subsidiary concentrates its activities on the youth oriented market. As a result, most of its revenue is earned in the fourth quarter when the majority of toy and video game advertising occurs. As a result, in the Company's usual experience, its net income during the second half of the year will generally be greater than during the first half of the year. However, the Company has little control over the timing of guarantee and minimum royalty payments, some of which are made upon the execution and delivery of license agreements.

Three and Nine Months Ended September 30, 1998 Compared to the three and Nine Months Ended September 30, 1997

Consolidated net revenue increased 97% ($1,356,365) for the three month period ended September 30, 1998 as compared to the same period in 1997. The nine month period increased 142% or $4,323,395 as compared to the nine month period ended September 30, 1997. The increase in net revenue for the three and nine month periods was primarily due to increased revenue related to licensing activities. Increased licensing revenue was recognized in the three month period from the World Championship Wrestling "WCW/NWO" and "Pokemon" properties. Additionally, during the nine month period the Company signed a master toy agreement with Hasbro, Inc. for the "Pokemon" property and Electronic Arts for the video game rights relating to the "WCW/NWO" property as well as many new licensees involved in a wide array of licensing categories.

The Company also continues to recognize increased revenue from continued strong sales of the James Bond 007 GoldenEye video game licensed to Nintendo over the first nine months of 1998. These increases in licensing revenue were partially offset by a decline in licensing revenue on more mature properties licensed through the Company's international office in London when compared to the prior year. The Company's media buying and television distribution division also recognized decreased revenue over the comparative three and nine month periods due to a decrease in existing clients' advertising spending in the first three quarters of 1998. Additionally, lower than anticipated Nielsen ratings on television properties distributed by the Company lowered revenues for the 3 months ended September 1998 when compared to the prior year period. The Company's television distribution revenues are generally calculated as a percentage of advertising revenues generated by the television programs. Such advertising revenues are directly impacted by the Nielsen ratings.

Selling, general and administrative expenses increased 35% or $504,204 and 8% or 371,303 for the three and nine month periods ended September 30, 1998 when compared to the year ago periods. These increases were primarily due to costs associated with an increase during the three month period ended September 30, 1998 to the Company's reserve for uncollectible accounts receivable. Additionally, bonus accruals, which are contractually based on pre-tax income levels were higher in 1998 as a result of higher pre-tax income. The comparative periods in 1997 had pretax losses and accordingly, no bonus expense was recorded. These increases were partially offset by certain television production expenses which have been reimbursed by third parties as production work for hire. During the prior year periods, such expenses were not attributable to television program production and accordingly were reflected as S,G,&A expenses. Additionally, due to a reduction in staff levels and overhead, S,G,&A expenses were lower in the Company's international office in London when compared to the prior year periods.

At September 30, 1998 there were approximately $3,419,486 of capitalized film production costs which primarily relate to 26 episodes of "WMAC Masters" and 22 episodes of "Monster Wars". "WMAC Masters" is a weekly syndicated television program produced by the Company's 4Kids Productions subsidiary. Amortization of capitalized film cost increased approximately $36,000 and $418,000 for the three and nine month periods compared to the same respective periods in 1997. Additionally, $506,780 of capitalized film cost at June 30, 1998 related to the "Pokemon" property was reimbursed to the Company by the licensor. The 1998 amortization relates to the "WMAC Masters" television program. At September 30, 1998 the percentage of total unamortized film cost expected to be amortized within the next three years exceeds 70%.

The Company periodically evaluates its anticipated revenue from film production and, consequently, amortization rates may change as a result of such estimates. In accordance with this policy, the Company recognized approximately $171,000 and $678,000 in additional amortization expense during the three and nine month periods ended September 30, 1998 as compared to the same respective periods in 1997 which all related to the WMAC Masters film inventory.

Interest income increased by approximately $70,036 and $167,179 for the three and nine month periods ending September 30, 1998 as compared to the same periods in 1997. This increase is attributable to higher levels of invested cash during the first nine months of the current year as compared to the same periods in 1997.



LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

At September 30, 1998 the Company had working capital of $5,500,130 as compared to working capital of $6,362,112 at December 31, 1997, a decrease in working capital of $461,354. Cash and cash equivalents increased by $5,005,949 to $7,811,522 from December 31, 1997. The increase in cash and cash equivalents is due primarily to the seasonality of the Company's business and the timing of advance payments due on new licensing agreements. The Company generates significantly higher receivables and payables during the fourth quarter of the year primarily related to its media buying and licensing activities. Such amounts are collected subsequent to December 31.

Accounts receivable, net (current and noncurrent) decreased from $30,443,106 at December 31, 1997 to $10,882,161 at September 30, 1998. The decrease is primarily due to the Company's media buying activities. When the Company assumes payment obligation for the media it places on behalf of its clients, the Company records a receivable from its clients and a corresponding media payable for the gross amount of the media due. The seasonality of the Company's business tends to generate higher receivables in the fourth quarter which are generally collected in the first quarter. There was a corresponding decrease in media payable of $17,234,679.

Amounts due to licensors, which represents the owner's share of royalties collected, increased by $486,427 to $3,967,195 from December 31, 1997. The increase is primarily due to higher amounts of royalties and advances collected during the quarter which are payable to licensors after the close of the quarter.

In the opinion of management, the Company will be able to satisfy its foreseeable financial obligations from its current working capital and credit facility. As described in Note 5 to the financial statements, the Company has established a $2,000,000 credit facility with Chase Manhattan Bank for general working capital purposes. As of November 13, 1998 there were no borrowings under this facility.

Year 2000 Compliance

Overview
--------
The Year 2000 issue is primarily the result of computer programs only accepting a two digit date code, as opposed to four digits, to indicate the year. Beginning in the Year 2000, and in certain instances prior to the Year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, the Company's date critical functions may be adversely affected unless these computer systems and software products are, or become, able to accept four digit entries.

Internal systems and equipment
------------------------------
The Company has commenced a comprehensive program consisting of identifying, assessing and if necessary, upgrading and/or replacing its systems and equipment that may be vulnerable to Year 2000 problems. The first stage of this program, identifying the systems and equipment, has been substantially completed. The Company has prioritized the identified items as either critical or non-critical to the operations of the Company. The Company has made substantial progress through the second and third stages of this program, assessing and upgrading and/or replacing the equipment it has deemed to be non-compliant. The Company is also in the beginning stage of developing a plan to test its entire system for Year 2000 compliance. The Company believes that it will have completed all of its necessary upgrades and/or replacements and the testing of its systems by April 1999.

Third party relationships
-------------------------
The Company has begun to formally communicate with its significant suppliers and customers to determine if those parties have appropriate plans to remedy Year 2000 issues when their systems may impact the operations of the Company. There can be no assurance, however, that the systems of other companies on which the Company's processes rely will be timely converted, or that a failure to successfully convert by another company, or a conversion that is incompatible with the Company's systems, would not have an impact on the Company's operations. The Company believes that by February 1999 it will complete its assessment of the status of its significant customers' and suppliers' compliance with the Year 2000 issues.

Contingency plans
------------------
Based on the assessment effort to date, the Company has focused on three separate contingency plans (1) if the Company's systems are non-compliant (2) if the Company's customers are non-compliant and (3) if the Company's suppliers are non-compliant. The Company is in the early stages of developing these plans and believes that it will be able to fully determine its worst case scenarios by April 1999. There can be no assurance that the Company will be able to have a contingency plan in place for a significant supplier and/or customer that does not become Year 2000 compliant.

Costs/Risks
-----------
Management currently estimates that the cost, in connection with bringing its own systems and equipment into compliance, will be less than $50,000 for fiscal 1998 and does not expect the additional cost to exceed $25,000. Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary systems and changes to address the Year 2000.

Potential sources of risk include but are not limited to (1) the inability of principal clients and licensees to be Year 2000 compliant, which could result in delays in product deliveries from such clients and licensees, (2) the inability of our clients and licensees to become compliant, which could impact their ability to sell product or report royalties in a timely manner resulting in a disruption of the Company's cash flow, and (3) disruption of television broadcast signals, including satellite distribution and commercial integration vendors as a result of the general failure of systems and necessary infrastructure such as electrical supply.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits
              27    Financial Data Schedule

      b.  Reports on Form 8-K
              None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 1998

4KIDS ENTERTAINMENT, INC.


By: /s/ Alfred R. Kahn
   -------------------
Alfred R. Kahn
Chairman of the Board and
Chief Executive Officer


By: /s/ Joseph P. Garrity
   -----------------------
Joseph P. Garrity
Executive Vice President
Chief Financial Officer