Form 10-K
period 1998-12-31
4 KIDS ENTERTAINMENT INC
filed 1999-03-31
CIK 58592

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes _X_ No ___

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $85,941,713(based upon the average of the high and low prices of Registrant's Common Stock, $.01 par value, as of March 17,
1999).

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value                                  3,351,435
     (Title of Class)                                 (No. of Shares Outstanding
                                                          at March 26, 1999)

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                     PART I

Item 1.  Business

      (a) General Development of Business. 4Kids Entertainment, Inc.,(the "Company" ) is a vertically integrated entertainment based company. The Company provides a comprehensive range of services including toy design and development, domestic and international merchandise licensing, media buying and planning, international and domestic television and movie distribution and television production.

The Company operates through four wholly owned subsidiaries, Leisure Concepts, Inc., Leisure Concepts International, Inc., The Summit Media Group, Inc. and 4Kids Productions, Inc.

Leisure Concepts, Inc. is engaged primarily in the business of domestic and international licensing of the commercial rights to properties, personalities, and product concepts. Leisure Concepts typically acts as exclusive agent in connection with the grant to third parties of licenses to manufacture and sell all types of merchandise based on such properties, personalities and concepts. The licensing of these rights has been primarily in the areas of toys, electronic games, food, toiletries, apparel and footwear industries. These rights are also licensed in connection with the production of television shows, motion pictures and publications such as magazines, books and comic strips.

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

      (b) Financial Information About Industry Segments.

Financial information regarding industry segments can be found in note 11 to the financial statements on page F-15.

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

      A license agreement offered to manufacturers in the industry or industries LCI considers appropriate, may provide the right to manufacture and sell a broad range of toy products of various categories (a "master toy license") or it may be limited to the right to manufacture and sell a specific product or product lines. The typical licensing arrangement provides for the payment of royalties based upon a percentage of the manufacturer's aggregate net sales, at wholesale, of the products in question. LCI usually retains between 20% and 40% of the owner's licensing royalties, which generally range from 4% to 12% of net wholesale sales.

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

      Licensing revenues accounted for approximately 60%, 38% and 32% of consolidated net revenues for the years ended December 31, 1998, 1997 and 1996, respectively.

      (2) Certain Licensed Properties Represented Exclusively by Leisure Concepts, Inc. Among the licensed properties represented exclusively by LCI are the following:

            o World Championship Wrestling ("WCW"), a division of Turner Sports and Time Warner, televised weekly through popular cable TV programs including "Monday Nitro", and "Thunder". LCI has entered into a long-term agreement with Toy Biz, Inc. for a WCW toyline, Electronic Arts, for WCW based video games and in excess of 150 other domestic licensees for the production of a broad range of WCW based products including themed restaurants, Master Cards and apparel.

            o Pokemon, Nintendo's popular Video game. The Company has all merchandising and television distribution rights outside Asia. Pokemon started in Japan as a Nintendo Game Boy cartridge that involves finding, capturing, collecting and training 150 different Pokemon. LCI has signed Hasbro, Inc. as the master toy licensee for Pokemon.

            o Nintendo of America Inc. ("Nintendo"). The Company has exclusive rights for the various characters, trademarks, and copyrights arising out of the software for the video cartridge games developed and owned by Nintendo including the very successful Nintendo N64. LCI represents Nintendo on a worldwide basis, other than Japan. These video games ranked among the top toy sellers in the United States in 1996, 1997 and 1998.

            o The cable network Comedy Central, including its programs "Dr. Katz", "The Daily Show with Jon Stewart" and "Strangers with Candy".

            o James Bond 007; UK representation for this classic character of eighteen action films.

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

      Examples of product concepts are "Quiz Wiz", "2-XL," "Toby Terrier" and "Grave Danger," which the Company represents on a worldwide basis. "Quiz Wiz" is an electronic hand-held computer answer game. "2-XL" is an interactive toy robot that questions and teaches children about a variety of educational subjects. "Toby Terrier" is a toy dog which interacts with specially programmed videotapes. LCI licenses these properties to Tiger Electronics Ltd. ("Tiger"), which is a wholly owned subsidiary of Hasbro, Inc. Grave Danger is a board game licensed to Pressman Toys.

      (5) Media Buying Planning and Television Distribution. The Company's subsidiary The Summit Media Group, Inc. ("Summit Media"), provides clients with media planning, buying and marketing services, and television distribution services. These services accounted for 29%, 49% and 42% of consolidated net revenues for the years ended December 31, 1998, 1997 and 1996, respectively. Summit Media's current television distributions include "Pokemon", "Voltron The Third Dimension", "War Planets" and "RoboCop".

      (6) Television and Home Video Production. The Company's subsidiary 4Kids Productions, Inc. ("4Kids Productions") is a television and home video production company specializing in youth-oriented entertainment programming. 4Kids Productions is currently producing the American adaption of the Japanese hit series "Pokemon" which debuted in the United States in September, 1998.

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

      Three properties contributed licensing revenues individually in excess of 10% of consolidated net revenues for fiscal 1998. The only client/licensee which contributed revenues individually in excess of 10% of consolidated net revenues for fiscal 1998 was Tiger Electronics, Ltd., a subsidiary of Hasbro, Inc. In 1998, Tiger Electronics Ltd. contributed 14% of consolidated net revenues.

      (8) Trademarks and Copyrights. The Company generally does not own any trademarks or copyrights in properties which it licenses. These rights are typically owned by the creator or by the entity, such as a television producer, which may expend substantial amounts in developing or promoting the concept. The Company does own the copyrights and trademarks to "Charlie Chan" and "WMAC Masters".

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

      (11) Employees. As of March 19, 1999, the Company had a total of 52 full-time employees.

Item 2.  Properties

      The following table sets forth, with respect to properties leased (none are owned) by the Company at March 19, 1999, the location of the property, the date on which the lease expires and the use which the Company makes of such facilities:

                                                                     Approximate
                              Expiration                               Square
Address                        of Lease              Use                Feet
-------                        --------              ---                ----
1414 Avenue of the Americas   May 31, 2004     Executive and Sales     13,900
New York, New York                             Office, Media
                                               Buying and
                                               Television
                                               Production

116 Putney Bridge Road    September 29, 2002   International Sales     1,200
Alice Court                                    Office
London, England

      The Company considers that, in general, its physical properties are well maintained, in good operating condition and adequate for its purposes.

Item 3. Legal Proceedings

      As of March 26, 1999, there were no legal proceedings pending against the Company other than routine litigation incidental to its business. Although the consequences are not presently known, in the opinion of management, they will not materially affect the Company's liquidity, financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

      During the Company's fiscal quarterly period ended December 31, 1998, there were no matters submitted to a vote of security holders.

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

1998                                      Low                          High
----                                      ---                          ----
First Quarter                             2.75                         4.875
Second Quarter                            3.00                         10.00
Third Quarter                             5.00                         8.688
Fourth Quarter                            2.875                        13.375

1997                                      Low                          High
----                                      ---                          ----
First Quarter                             1                            2.25
Second Quarter                            1.25                         3.375
Third Quarter                             2.875                        4
Fourth Quarter                            2.5                          3.875

      (b) Number of Holders of Common Stock. The number of holders of record of the Company's Common Stock on March 26, 1999 was 129, which does not include individual participants in security position listings.

      (C) Dividends. There were no dividends or other distributions made by the Company during 1998 or 1997. Future dividend policy will be determined by the Board of Directors based on the Company's earnings, financial condition, capital requirements and other existing conditions. It is anticipated that cash dividends will not be paid to the holders of the Company's Common Stock in the foreseeable future.

      (d) Stock Purchases. The Board of Directors has authorized the Company to acquire up to 165,000 shares of its Common Stock on Nasdaq or elsewhere. Such purchases are to be made out of the Company's surplus. No such purchases were made by the Company during 1998.

Item 6.  Selected Financial Data

                                                    Year Ended December 31,
                             ---------------------------------------------------------------------
                                 1998         1997           1996           1995          1994
                                 ----         ----           ----           ----          ----
Total Net Revenues           $14,767,429   $10,116,800   $ 6,977,327    $ 6,617,279    $ 9,191,582

Net Income (Loss)              2,743,069       739,135      (239,304)      (947,850)       135,250

Net Income (Loss) Per                .92           .25          (.08)          (.32)           .05
Common Share-Basic

Net Income                           .80           .23          (.08)          (.32)           .04
(Loss) Per Common Share-
Diluted

Pro forma Net Income                 .61           .17          (.05)          (.21)           .03
(Loss) Per Common
Share-Basic

Pro forma Net Income                 .54           .16          (.05)          (.21)           .03
(Loss) Per Common Share-
Diluted

Weighted Average Common        2,994,246     2,944,831     2,944,831      2,944,831      2,936,239
Shares Outstanding-Basic

Weighted Average Common        3,409,027     3,169,879     2,944,831      2,944,831      3,070,815
Shares Outstanding-Diluted

Pro forma Weighted Average     4,491,369     4,417,247     4,417,247      4,417,247      4,404,359
Common Shares Outstanding-
Basic

Pro forma Weighted Average     5,113,541     4,754,819     4,417,247      4,417,247      4,606,223
Common Shares Outstanding-
diluted

The Proforma amounts shown above give effect to the three for two stock split as described in Note 10 to the financial statements included herein. The Company did not declare or pay any cash dividends during the five-year period ended December 31, 1998.

At Year End          1998         1997         1996        1995         1994
-----------          ----         ----         ----        ----         ----
Total Assets      $34,961,155  $39,319,077  $30,432,130 $25,968,575  $29,376,396

Working Capital    10,823,845    6,823,466    5,342,436   6,894,818    8,159,128

Stockholders
Equity             15,405,255   12,128,739   11,389,604  11,628,908   12,576,758

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

Results of Operation

Twelve Months Ended December 31, 1998 compared to Twelve Months Ended December 31, 1997.

      Consolidated net revenue for the year ended December 31, 1998 increased 46% or $4,650,629 as compared to the year ended December 31, 1997. Increased licensing revenue was recognized primarily from the "World Championship Wrestling" "WCW/NWO" as well as revenue from the "Pokemon" property as a result of the master toy agreement signed with Hasbro, Inc. for the Pokemon property. Revenue from the "WCW/NWO" property increased due to licenses granted to Electronic Arts for the video game rights as well as many new licensees involved in a wide array of licensing activities. The Company also recognized increased revenue from continued strong sales of the Nintendo James Bond 007 "Golden Eye" video game licensed to Nintendo. Offsetting these gains were decreased licensing revenue from some of the Company's more mature properties licensed through the Company's international office in London.

      Revenue from the Company's media and television syndication services decreased over 1997 performance. These activities comprised 29% of total net revenue for 1998 as compared to 49% in 1997. Commissions earned on media placed increased as a result of adding new clients including Nintendo. Additionally, fewer programs distributed by the Company as well as lower than anticipated Nielsen ratings on television properties distributed by the Company in 1997 lowered distribution revenues compared to the prior year. The Company's television distribution revenues are generally calculated as a percentage of advertising revenues generated by the television programs. Such advertising revenues are directly impacted by the Nielsen ratings.

      The Company's television and home video production activities comprised approximately 11% and 12% of total net revenue for 1998 and 1997 respectively. This revenue related primarily to the "Pokemon" and "WMAC Masters" syndicated television programs.

      Selling, general and administrative expenses increased 6.6% or approximately $476,000 compared to 1997 as a result of increased costs associated with expanded activity in the Company's licensing activities. Additionally, bonus amounts, which are based on pre-tax income levels, increased in 1998 due to the increased level of pre-tax income. Overall selling, general and administrative expenses decreased as a percentage of net revenue from 71% in 1997 to 52% in 1998.

      At December 31, 1998 there were approximately $2,954,000 of capitalized film production costs, which primarily relates to 26 episodes of "WMAC Masters".

      Amortization of capitalized film costs increased $1,067,482 for the year ended December 31, 1998 as compared to the prior year. Included in amortization expense for 1998 is an additional expense of approximately $1,528,000($702,000 in the fourth quarter)relating to the "WMAC Masters" television program as well as certain other charges related to television projects which the Company determined it will not be pursuing. The charges occurred as a result of the Company's periodic evaluation of net realizable value of its capitalized costs. Amortization rates may change as a result of changes in estimated future revenue. At December 31, 1998 the percentage of unamortized film cost expected to be amortized within the next three years is approximately 70%.

      As a result of the above, the Company reported a net income for 1998 of $2,743,069, as compared to the reported net income in 1997 of $739,135.

Twelve Months Ended December 31, 1997 compared to Twelve Months Ended December 31, 1996.

      Consolidated net revenue for the year ended December 31, 1997 increased 45% or $3,140,000 as compared to the year ended December 31, 1996. Increased licensing revenue was recognized from the Nintendo property based on the sales of Nintendo's new N64 game system in 1997. Increased licensing revenue was also recognized from the "World Championship Wrestling" property. During the fourth quarter of 1997, the Company licensed Toy Biz for the master toy rights relating to the WCW property. Additionally, the Company realized increased licensing revenue from the James Bond 007 property relating to sales of the Nintendo James Bond 007 "Golden Eye" video game which was released in September of 1997 and was licensed through the Company. While net revenues were positively impacted for the full year and fourth quarter of 1997 by the James Bond property, the Company expects a decline in revenue from the James Bond Property for 1998 because certain of the Company's rights to license new merchandise have terminated effective December 31, 1997. Revenues were positively impacted by the Company's settlement of its outstanding litigation with Toymax. Offsetting these gains were decreased licensing revenue from some of the Company's more mature properties including Quiz Wiz and lower than anticipated royalties from "Mr. Men".

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

      Selling, general and administrative expenses increased 13% or $817,406 compared to 1996 as a result of increased costs associated with expanded activity in the Company's media buying and TV distribution activities as well as certain television production expenses which were not specifically attributable to television program production. Additionally, bonus amounts which are based on pre-tax income levels increased in 1997 due to the increased level of pre-tax income. Overall selling, general and administrative expenses decreased as a percentage of net revenue from 92% in 1996 to 72% in 1997. The Company will continue to seek effective cost reductions without adversely impacting the Company's business.

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

Liquidity and Capital Resources

      At December 31, 1998, the Company had working capital of $10,823,844, as compared to working capital of $6,823,466 at December 31, 1997. Cash and cash equivalents increased by $6,944,383 to $9,749,956 from December, 1997. The increase in cash equivalents is primarily due to the increased activity in the Company's licensing businesses as well as the timing of advance payments due on new licensing agreements.

      Accounts receivable, net (current and non-current) decreased from $30,443,106 at December 31, 1997 to $20,321,942 at December 31, 1998. This
decrease is primarily due to lower amounts due from the Company's media clients for media payable. Media payable primarily represents obligations to television stations for advertising time purchased on behalf of clients. As a result of the lower media receivable, media payable decreased from $21,591,172 at December 31, 1997 to $11,460,913 at December 31, 1998. Amounts due to licensors, which represent the owners share of royalties collected, increased by $209,814 to $3,690,582 from December 31, 1997. The increase is primarily due to higher royalties collected during the fourth quarter as compared to the prior year which are paid to licensors after the close of the quarter.

      In April, 1998, Tiger Electronics, Inc. a major customer of the Company and a related party, sold substantially all of its business assets to a subsidiary of Hasbro, Inc. The Company was notified that beginning in 1999, the Company will no longer be providing media planning or buying services to the subsidiary of Hasbro, Inc. However, the Company has succeeded in acquiring new media clients during 1998 such that a substantial amount of the media business represented by Tiger Electronics, Inc. should be replaced.

      In the opinion of management, the Company will be able to finance its business as currently conducted from its current working capital and the $2,000,000 credit facility with The Chase Manhattan Bank, discussed in Note 9 to the financial statements. As of March 20, 1999 there were no amounts outstanding under this facility. As the Company explores new and expanded opportunities in the youth oriented entertainment market, including television production, it may seek additional financing alternatives.

Year 2000 Compliance

Overview

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

Internal systems and equipment

The Company has commenced a comprehensive program consisting of identifying, assessing and if necessary, upgrading and/or replacing its systems and equipment that may be vulnerable to Year 2000 problems. The first stage of this program, identifying the systems and equipment, has been substantially completed. The Company has prioritized the identified items as either critical or non-critical to the operations of the Company. The Company has made substantial progress through the second and third stages of this program, assessing and upgrading and/or replacing the equipment it has deemed to be non-compliant. The Company is also in the beginning stage of developing a plan to test its entire system for Year 2000 compliance. The Company believes that it will have completed all of its necessary upgrades and/or replacements and the testing of its systems by June, 1999.

Third party relationships

The Company has begun to formally communicate with its significant suppliers and customers to determine if those parties have appropriate plans to remedy Year 2000 issues when their systems may impact the operations of the Company. There can be no assurance, however, that the systems of other companies on which the Company's processes rely will be timely converted, or that a failure to successfully convert by another company, or a conversion that is incompatible with the Company's systems, would not have an impact on the Company's operations. The Company believes that by June 1999 it will substantially complete its assessment of the status of its significant customers' and suppliers' compliance with the Year 2000 issues.

Contingency plans

Based on the assessment effort to date, the Company has focused on three separate contingency plans (1) if the Company's systems are non-compliant (2) if the Company's customers are non-compliant and (3) if the Company's suppliers are non-compliant. The Company is in the early stages of developing these plans and believes that it will be able to fully determine its worst case scenarios by June 1999. There can be no assurance that the Company will be able to have a contingency plan in place for a significant supplier and/or customer that does not become Year 2000 compliant.

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

Potential sources of risk include but are not limited to (1) the inability of principal clients and licensees to be Year 2000 compliant, which could result in delays in product deliveries from such clients and licensees, (2) the inability of the Company's clients and licensees to become compliant, which could impact their ability to sell product or report royalties in a timely manner resulting in a disruption of the Company's cash flow, and (3) disruption of television broadcast signals, including satellite distribution and commercial integration vendors as a result of the general failure of systems and necessary infrastructure such as electrical supply.

Forward-looking Statements

This annual report contains forward-looking statements. Due to the fact that the Company faces competition from toy companies, motion picture studios and other licensing companies, and the uncertainty of public's response to the Company's properties, actual results or outcomes may differ materially from any such forward-looking statements.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

      Not Applicable

Item 8. Financial Statements and Supplementary Data

      Financial Statements and Supplementary Data are attached hereto.

Item 9. Changes in and Disagreements with Accountants in Accounting and Financial Disclosure

      None

                                    PART III

Item 10. Directors and Executive Officers of the Company

      Incorporated by reference to the Company's Definitive Proxy Statement on
Schedule 14A with respect to Annual Meeting of Shareholders to be held April 29, 1999.

Item 11. Executive Compensation

      Incorporated by reference to the Company's Definitive Proxy Statement on
Schedule 14A with respect to Annual Meeting of Shareholders to be held April 29, 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Incorporated by reference to the Company's Definitive Proxy Statement on
Schedule 14A with respect to Annual Meeting of Shareholders to be held April 29, 1999.

Item 13. Certain Relationships and Related Transactions

      Incorporated by reference to the Company's Definitive Proxy Statement on
Schedule 14A with respect to Annual Meeting of Shareholders to be held April 29, 1999.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1. Financial Statements:

      The following Consolidated Financial Statements of 4Kids Entertainment, Inc. and Subsidiaries are included in Item 8:

                                                                     Page
                                                                     Number
                                                                     ------
Independent Auditors' Report                                         F-1
Consolidated Balance Sheets -December 31, 1998 and 1997              F-2

Consolidated Statements of Income - Years Ended                      F-3
December 31, 1998, 1997 and 1996

Consolidated Statements of                                           F-4
Stockholders' Equity - Years
Ended December 31, 1998, 1997
and 1996

Consolidated Statements of                                           F-5
Cash Flows - Years Ended
December 31, 1998, 1997 and 1996

Notes to Consolidated Financial Statements                           F-6 to F-15

      (a) 2. and (d) Financial Statement Schedules:

      All schedules have been omitted because they are inapplicable, not required, or the information is included in the financial statements or notes thereto.

      (a) 3. and (c) Exhibits. See Index of Exhibits annexed hereto.

      (b) Reports on Form 8-K

      The Company did not file any Current Reports on Form 8-K during the quarterly period ended December 31, 1998.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 31, 1998                      4KIDS ENTERTAINMENT, INC.

                                           By /s/    Alfred R. Kahn
                                              ----------------------------------
                                                     Alfred R. Kahn,
                                                  Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 31, 1999                          /s/ Alfred R. Kahn,
                                      ------------------------------------------
                                                    Alfred R. Kahn,
                                                Chairman of the Board,
                                             Chief Executive Officer and
                                                       Director

Date:  March 31, 1999                        /s/ Robert Dunn Glick
                                      ------------------------------------------
                                                 Robert Dunn Glick,
                                                      Director

Date:  March 31, 1999                          /s/ Gerald Rissman
                                      ------------------------------------------
                                                   Gerald Rissman,
                                                      Director

Date:  March 31, 1999                        /s/ Joseph P. Garrity
                                      ------------------------------------------
                                                 Joseph P. Garrity,
                                              Executive Vice President,
                                            Treasurer, Principal Financial
                                          Officer and Principal Accounting
                                                              Officer

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of 4Kids Entertainment, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of 4Kids Entertainment, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of 4Kids Entertainment, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

Deloitte & Touche, LLP
New York, New York

March 29, 1999

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------
ASSETS                                                    1998           1997

CURRENT ASSETS:
  Cash and cash equivalents                            $ 9,749,956   $ 2,805,573
  Accounts receivable - net (Notes 2 and 6)             17,694,262    28,173,085
  Film inventory - net (Note 3)                          1,079,677     1,456,009
  Prepaid refundable income taxes (Note 5)                 324,864         3,279
  Prepaid expenses and other current assets              1,151,974     1,061,999
                                                       -----------   -----------
           Total current assets                         30,000,733    33,499,945

FURNITURE, FIXTURES AND COMPUTER EQUIPMENT -
  Net of accumulated depreciation of
    $1,384,837 and $1,269,478                              174,783       197,649

ACCOUNTS RECEIVABLE - Noncurrent, net (Notes 2 and 6)    2,627,680     2,270,021

FILM INVENTORY - Noncurrent (Note 3)                     1,875,000     3,060,000

SECURITY DEPOSITS AND OTHER ASSETS                         282,959       291,462
                                                       -----------   -----------
TOTAL ASSETS                                           $34,961,155   $39,319,077
                                                       ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Due to licensors (Note 2)                            $ 3,690,582   $ 3,480,768
  Media payable (Note 2)                                11,460,913    21,591,172
  Accounts payable and accrued expenses                  1,285,624       927,954
  Taxes payable                                          1,750,799       307,030
  Current deferred tax liability (Note 5)                  989,000       369,555
                                                                     -----------
           Total current liabilities                    19,176,918    26,676,479

NONCURRENT DEFERRED TAX LIABILITY (Note 5)                 379,012       513,859
                                                       -----------   -----------
           Total liabilities                            19,555,930    27,190,338
                                                       -----------   -----------
COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY (Notes 7 and 10):
  Preferred stock, $.01 par value - authorized,
    3,000,000 shares; none issued                             --            --
  Common stock, $.01 par value - authorized,
    10,000,000 shares; issued, 3,062,735
    and 2,944,831 shares                                    30,627        29,448
  Additional paid-in capital                             4,962,144     4,429,906
  Retained earnings                                     10,412,454     7,669,385
                                                       -----------   -----------
           Total stockholders' equity                   15,405,225    12,128,739
                                                       -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $34,961,155   $39,319,077
                                                       ===========   ===========

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

                                                             1998           1997           1996
REVENUES:
  Net revenues (Notes 4 and 6)                           $ 14,767,429   $ 10,116,800    $  6,977,327
                                                         ------------   ------------    ------------
COSTS AND EXPENSES:
  Selling, general and administrative (Note 9)              7,685,887      7,209,817       6,392,411
  Amortization of capitalized film costs (Note 3)           2,702,244      1,634,762       1,070,477
                                                         ------------   ------------    ------------
           Total costs and expenses                        10,388,131      8,844,579       7,462,888
                                                         ------------   ------------    ------------
                                                            4,379,298      1,272,221        (485,561)
INTEREST INCOME                                               335,771         70,914         122,257
                                                         ------------   ------------    ------------
INCOME (LOSS) BEFORE INCOME TAX
  PROVISION (BENEFIT)                                       4,715,069      1,343,135        (363,304)
INCOME TAX PROVISION (BENEFIT) (Note 5)                     1,972,000        604,000        (124,000)
                                                         ------------   ------------    ------------
NET INCOME (LOSS)                                        $  2,743,069   $    739,135    $   (239,304)
                                                         ============   ============    ============
PER SHARE AMOUNTS (Note 8):
  Basic earnings (loss) per common share                 $       0.92   $       0.25    $      (0.08)
                                                         ============   ============    ============
  Diluted earnings (loss) per common share               $       0.80   $       0.23    $      (0.08)
                                                         ============   ============    ============
  Pro forma earnings (loss) per common share - basic
     (Note 10)                                           $       0.61   $       0.17    $      (0.05)
                                                         ============   ============    ============
  Pro forma earnings (loss) per common share - diluted
     (Note 10)                                           $       0.54   $       0.16    $      (0.05)
                                                         ============   ============    ============
  Pro forma weighted average common share
      outstanding - basic (Note 10)                         4,491,369      4,417,247       4,417,247
                                                         ============   ============    ============
  Pro forma weighted average common share
      outstanding - diluted (Note 10)                       5,113,541      4,754,819       4,417,247
                                                         ============   ============    ============

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

                                                                Additional
                                         Common Stock            Paid-in        Retained
                                     Shares        Amount        Capital        Earnings         Total
                                     ------        ------        -------        --------         -----
BALANCE, DECEMBER 31, 1995          2,944,831   $     29,448   $  4,429,906   $  7,169,554    $ 11,628,908
  Net loss                               --             --             --         (239,304)       (239,304)
                                 ------------   ------------   ------------   ------------    ------------
BALANCE, DECEMBER 31, 1996          2,944,831         29,448      4,429,906      6,930,250      11,389,604
  Net income                             --             --             --          739,135         739,135
                                 ------------   ------------   ------------   ------------    ------------
BALANCE, DECEMBER 31, 1997          2,944,831         29,448      4,429,906      7,669,385      12,128,739
  Proceeds from exercise of
    stock options                     117,904          1,179        230,568           --           231,747
  Tax benefit from exercise of
    stock options                                                   301,670                        301,670
  Net income                             --             --             --        2,743,069       2,743,069
                                 ------------   ------------   ------------   ------------    ------------
BALANCE, DECEMBER 31, 1998          3,062,735   $     30,627   $  4,962,144   $ 10,412,454    $ 15,405,225
                                 ============   ============   ============   ============    ============

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

                                                        1998            1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $  2,743,069    $    739,135    $   (239,304)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                        124,514         107,742         143,135
    Amortization of capitalized film costs             2,702,244       1,634,762       1,070,477
    Provision for losses on accounts receivable             --              --           100,000
    Deferred income taxes                                484,598          84,000         137,555
    Changes in operating assets and liabilities
      providing (using) cash:
      Accounts receivable                             10,121,164     (10,553,753)     (3,002,885)
      Film inventory                                  (1,140,912)       (453,332)     (3,025,295)
      Prepaid refundable income taxes                   (321,585)        519,484         (39,876)
      Prepaid expenses and other current assets          (89,975)        (53,699)       (304,085)
      Security deposits and other assets                   8,503         (44,683)        (47,944)
      Due to licensors                                   209,814       2,063,809        (196,647)
      Media payable                                  (10,130,259)      5,552,598       4,610,389
      Taxes payable                                    1,443,769         307,030            --
      Accounts payable and accrued expenses              357,670         140,375         151,562
                                                    ------------    ------------    ------------
           Net cash provided by (used in)
              operating activities                     6,512,614          43,468        (642,918)
                                                    ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture, fixtures
     and computer equipment                             (101,648)        (68,165)        (32,589)
                                                    ------------    ------------    ------------
           Net cash used in investing activities        (101,648)        (68,165)        (32,589)
                                                    ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term bank note                        --           400,000            --
  Repayment of short-term bank note                         --          (400,000)           --
  Proceeds from exercise of stock options
    and related tax benefit                              533,417            --              --
                                                    ------------    ------------    ------------
           Net cash provided by
              financing activities                       533,417            --              --
                                                    ------------    ------------    ------------
NET INCREASE/(DECREASE) IN CASH
  AND CASH EQUIVALENTS                                 6,944,383         (24,697)       (675,507)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                    2,805,573       2,830,270       3,505,777
                                                    ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF YEAR              $  9,749,956    $  2,805,573    $  2,830,270
                                                    ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID FOR:
  Interest                                          $       --      $      5,806    $       --
                                                    ============    ============    ============
  Income Taxes                                      $     17,000    $      7,091    $     24,223
                                                    ============    ============    ============

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation - The consolidated financial statements include the accounts of all wholly owned subsidiaries. All related significant intercompany balances and transactions have been eliminated in consolidation.

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

      Imputed Interest - The Company imputes interest on the noncurrent portion of accounts receivable at an average rate of 7% for 1998 and 1997.

      Cash and Cash Equivalents - At December 31, 1998 and 1997, the Company had cash equivalents consisting primarily of funds invested in Treasury bills of approximately $9,251,340 and $2,200,541, respectively, with original maturities of 90 days or less.

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

      New Accounting Pronouncements - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of position and measurement of these instruments at fair value. The statement is effective for fiscal years beginning after June 15, 1999. Management believes that adopting this Statement will not have a material impact on the financial position, results of operations or cash flows of the Company.

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

      Additionally, accounts receivable include amounts due from clients for earned commissions and the cost of related media placed on their behalf in circumstances where the Company has assumed the payment obligation for such media. In such circumstances, the Company will record a corresponding liability for media payable. Accounts receivable consist of the following:

                                                          December 31,
                                                   1998                 1997

Gross accounts receivable                       $20,838,613         $30,839,263
Allowance for doubtful accounts                    (516,671)           (396,157)
                                                -----------         -----------
                                                 20,321,942          30,443,106

Less long-term portion                            2,627,680           2,270,021
                                                -----------         -----------
                                                $17,694,262         $28,173,085
                                                ===========         ===========

3.    FILM INVENTORY

      At December 31, 1998, there was $2,954,677 of capitalized film costs, which relate to two completed works. Amortization of capitalized film cost was $2,702,244, $1,634,762 and $1,070,477 in 1998, 1997 and 1996,
      respectively. During 1998 and 1997, inclusive in the amortization above, the Company recorded charges of approximately $1,424,000 and $702,000, respectively, to reduce the carrying value of film inventory primarily related to producing "WMAC Masters" and "Monster Wars" television programs. These reductions of carrying values were based on the Company's periodic evaluation of anticipated future revenue against the net realizable value of capitalized cost. Film inventory consists of the following components:

                                                           December 31,
                                                    1998                1997

Opening balance                                $ 4,516,009          $ 5,697,439

Additions                                        1,140,912              453,332
                                               -----------          -----------

                                                 5,656,921            6,150,771
Amortization                                    (2,702,244)          (1,634,762)
                                               -----------          -----------

                                                 2,954,677            4,516,009
Less noncurrent portion                         (1,875,000)          (3,060,000)
                                               -----------          -----------
                                               $ 1,079,677          $ 1,456,009
                                               ===========          ===========

4.    REVENUES/MAJOR CUSTOMERS

      Licensing revenue included on the Statements of Operations are net of licensor participations of approximately $26,472,965 in 1998, $7,232,498 in 1997 and $3,610,934 in 1996.

      The percentages of revenue from major properties and customers/licensees are as follows:

      Percentage of revenue derived from major
        properties (revenue in excess of
        10 percent of total revenue)                   52%        10%        25%

      Number of major properties                        3          1          2

      Percentage of revenue derived from
        major customers/licensees (revenue
        in excess of 10 percent of total revenue)      14%        25%        31%

      Number of major customers/licensees               1          1          1

      Additionally, through the Company's London office and network of international subagents, which allow it to license its properties through the world, the Company recognized approximately $446,000, $841,000 and $554,000 in net revenue from international sources, primarily in Europe, for 1998, 1997 and 1996, respectively.

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

      The income tax (benefit) provision includes the following:

                                               Years Ended December 31,
                                       1998            1997             1996

Current:
  Federal                           $1,120,000      $  490,000       $ (326,000)
  State and local                      367,000          30,000           30,000
                                    ----------      ----------       ----------
                                     1,487,000         520,000         (296,000)
                                    ----------      ----------       ----------
Deferred:
  Federal                              383,000         (82,000)         248,000
  State and local                      102,000         166,000          (76,000)
                                    ----------      ----------       ----------
                                       485,000          84,000          172,000
                                    ----------      ----------       ----------
                                    $1,972,000      $  604,000       $ (124,000)
                                    ==========      ==========       ==========

      The provision for taxes as reported is different than the tax provision computed by applying the statutory Federal rate of 34 percent. The differences are as follows:

                                                Years Ended December 31,
                                           1998         1997           1996

Income (loss) before income
   tax provision                       $ 4,715,069   $ 1,343,135    $  (363,304)
                                       ===========   ===========    ===========

Provision (benefit) at the
   statutory Federal rate              $ 1,603,000   $   457,000    $  (124,000)

Provision for state and local
   income taxes net of
   Federal income tax benefit              310,000       129,000        (30,000)

Other                                       59,000        18,000         30,000
                                       -----------   -----------    -----------
                                       $ 1,972,000   $   604,000    $  (124,000)
                                       ===========   ===========    ===========

      Income tax benefits, which related to the exercise of options reduced current taxes payable and increased additional paid-in capital by $301,670 in 1998.

      The Company's deferred tax liabilities are net of deferred tax assets of approximately $783,000 and $990,000 at December 31, 1998 and 1997, respectively. The components of the deferred tax balances at December 31, 1998 and 1997 are as follows:

                                                      Years Ended December 31,
                                                        1998           1997
Commissions on guarantees not currently
  recognized for tax reporting purposes             $(2,151,000)   $(1,873,000)

Tax benefit of state and local tax
  loss carryforwards                                       --          119,000

Provision for doubtful accounts not currently
  deductible for tax reporting purposes                 222,000         71,000

Film inventory valuation adjustment not currently
  deductible for tax reporting purposes                 561,000        769,000

Depreciation, amortization and other charges
  deducted for tax reporting purposes                      --           31,000
                                                    -----------    -----------
                                                    $(1,368,000)   $  (883,000)
                                                    ===========    ===========

6.    RELATED PARTY TRANSACTIONS

      In April 1998, Tiger Electronics, Inc., a major customer of the Company and a Related Party was acquired by Hasbro, Inc. In addition, in anticipation of the acquisition on March 4, 1998, a director and major beneficial shareholder of the Company, who was also a principal stockholder of Tiger, announced his resignation from the Company's Board of Directors.

      The Company provided certain services to Tiger during each of the past three fiscal years. These transactions accounted for approximately $2,080,000, $2,550,000 and $2,141,000 of net revenue in 1998, 1997 and
      1996, respectively.

      The Company had receivables due from Tiger of approximately $9,687,598 and $21,791,754 at December 31, 1998 and 1997, respectively.

7.    STOCK OPTIONS

      The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net income
      (loss) and net income (loss) per share would have been decreased/(increased) by approximately $518,000, 239,000 and $(246,000), or $.15, $.08 and $(.08) basic earnings per share for 1998, 1997 and 1996, respectively. The fair value of the options granted during 1998, 1997 and 1996 are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0% for all years, volatility of 85% for 1998, 70% for 1997 and 49% for 1996, risk-free interest rate of 5.14% for 1998 and 7% for 1997 and 1996 and an expected life based on the estimated holding period giving consideration to past experience and current stock price levels.

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

      The Company has outstanding employee stock options as follows:

                                                                        Weighted
                                                                         Average
                                                      Exercise Price    Exercise
                                      Options           Per Share        Price

Outstanding at December 31, 1995     1,156,000     $ 2.625  -  $ 10.25    $ 5.43
                                     =========     =======    ========    ======
Options granted                        265,000      2.3125  -    2.375      2.33
Options expired                       (172,000)      2.375  -     9.75      3.24
                                     ---------     -------    --------    ------
Outstanding at December 31, 1996     1,249,000      2.3125  -    10.25      5.13
                                     =========     =======    ========    ======
Options granted                        417,500       1.375  -    1.585      1.39
Options expired                       (200,000)       5.00  -     5.75      5.38
                                     ---------     -------    --------    ------
Outstanding at December 31, 1997     1,466,500       1.375  -    10.25      4.10
                                     =========     =======    ========    ======
Options granted                        331,000        2.75  -   9.3125      5.77
Options expired                        (31,500)      6.125  -     9.75      7.85
Options exercised                     (117,904)      1.375  -    2.625      1.96
                                     ---------     -------    --------    ------
Outstanding at December 31, 1998     1,648,096       1.375  -   9.3125      4.30
                                     =========     =======    ========    ======
Exercisable at December 31, 1998     1,547,596     $ 1.375  - $ 9.3125    $ 3.92
                                     =========     =======    ========    ======

      Under the Company's various stock option plans, 5,000 of the Company's common stock were available at December 31, 1998 for future issuance.

      At December 31, 1998, there were 1,653,096 shares of the Company's common stock reserved for stock options.

      The following table summarizes information about fixed-price stock options outstanding at December 31, 1998:

                                     Options Outstanding               Options Exercisable
                      -------------------------------------------   ------------------------
                                                         Weighted                   Weighted
                         Number      Weighted Average     Average      Number       Average
       Range of       Outstanding        Remaing          Exercise   Exercisable    Exercise
   Exercise Prices    at 12/31/98   Contractual Life      Price     at 12/31/98     Price
   ---------------    -----------   ----------------      -----     -----------     -----
$1.3750  -  $3.8125     1,088,096        5 years          $ 2.40     1,065,096      $ 2.33
$  5.00  -  $ 6.125       200,000        4 years          $ 5.68       200,000      $ 5.68
$8.0625  -  $ 10.25       360,000        3 years          $ 9.39       282,500      $ 9.45
                        ---------                                    ---------
                        1,648,096                                    1,547,596
                        =========                                    =========

8.    EARNINGS PER SHARE

      The Company applies Statement of Accounting Standards ("SFAS") No. 128 "Earnings per Share" which requires the computation and presentation of earnings per share ("EPS") to include basic and diluted EPS. Basic EPS is computed based solely on the weighted average number of common shares outstanding during the period. Diluted EPS reflects all potential dilution of common stock. The following table reconciles Basic EPS with Diluted EPS for the years ended December 31, 1998 and 1997. For 1996 the weighted average number of common shares outstanding were 2,944,831 and the effect of stock options was antidilutive.

                                                     For the Year Ended 1998
                                                    Income     Shares  Per Share

Net income                                        $2,743,069        --     $--

Basic earnings per share:
  Income available to common shareholders          2,743,069   2,994,246    0.92

Effect of dilutive security:
  Stock options                                         --       414,781    --
                                                  ----------   ---------   -----
Diluted earnings per share                        $2,743,069   3,409,027   $0.80
                                                  ==========   ==========  =====

                                                       For the Year Ended 1997
                                                     Income    Shares  Per Share

Net income                                         $ 739,135        --     $--

Basic earnings per share:
  Income available to common shareholders            739,135   2,944,831    0.25

Effect of dilutive security:
  Stock options                                         --       225,048    --
                                                   ---------   ---------   -----
Diluted earnings per share                         $ 739,135   3,169,879   $0.23
                                                   =========   =========   =====

      Options to purchase 360,000, 840,000, and 1,249,000 shares of common stock at prices ranging from $2.3125 - $10.25 per share were outstanding in 1998, 1997, and 1996, respectively, but were not included in the computation of diluted earnings per share because their effect would have been antidilutive.

9.    COMMITMENTS AND CONTINGENCIES

      a. Bonus Plan - Bonuses are based upon an amount up to 14 percent of pretax profits. Key officers and employees, as designated by the Board of Directors, can be included in the Bonus Plan. For 1998 and 1997, the Board of Directors, under the Bonus Plan, awarded the Chairman and Chief Executive Officer of the Company approximately $557,000 and $177,000, respectively. An additional amount of approximately $139,000 and $35,000 under the Bonus Plan was granted to two employees, one of which was an officer, in 1998 and 1997, respectively. Due to the losses in 1996, no bonuses were granted under the Bonus Plan.

      b. Leases - The Company is obligated for future leases for office space. Certain leases provide for escalation clauses and renewal options.

            At December 31, 1998, future minimum lease payments were as follows:

              Year Ending
             December 31,                                Amount
             ------------                                ------
                 1999                                   $387,643
                 2000                                    384,527
                 2001                                    384,527
                 2002                                    379,409
                 2003                                    364,056
               Thereafter                                151,690
                                                     -----------
                                                     $ 2,051,852
                                                     ===========

            Rent expense approximated $421,024, $445,136 and $460,183 in 1998,
            1997 and 1996, respectively.

      c. Litigation - As of December 31, 1998, there were no legal proceedings pending against the Company other than routine litigation incidental to its business. Some matters involve claims for large amounts as well as other relief. Although the consequences are not presently known, in the opinion of management, they will not materially affect the Company's liquidity, financial position or results of operations.

      d. Credit Facility -The Company's line of credit (the "Credit Facility") from Chase Bank that expired on June 30, 1998 has been renewed through June 30, 1999. Under the terms the Company may borrow from time to time for general working capital purposes up to $2 million. Any borrowings under the credit facility would be secured by the Company's receivables. The Credit Facility provides for an interest rate of 1% over the bank's prime rate and an annual commitment fee of 3/4%. As of December 31, 1998 the Company had no borrowings under the Credit Facility

      e. Employment Contracts - The Company has employment agreements and arrangements with its executive officers and certain management personnel. The agreements generally continue until terminated by the executive or the Company, and provide for severance payments under certain circumstances. The majority of the agreements and arrangements provide the employees with certain additional rights after a Change of Control (as defined) of the Company occurs. The agreements include a covenant against competition with the Company, which extends for a period of time after termination for any reason. As of December 31, 1998, if all of the employees under contract were terminated by the Company without good cause or following a Change of Control, (as defined) under these contracts, the Company's liability would be approximately $2,387,000.

            These employment agreements provide for aggregate minimum annual base compensation of $1,395,000 expiring on various dates through 2003.

10.   SUBSEQUENT EVENT AND PRO FORMA INFORMATION

      On March 29, 1999, the Company's Board of Directors approved the declaration of a 3 for 2 stock split effective for shareholders of record on April 15, 1999. The following table presents a retroactive reconciliation of the pro forma basic and diluted EPS for the years ended December 31, 1998, 1997 and 1996 assuming that the stock split had occurred:

                                                              YEARS ENDED DECEMBER 31,
                                       -------------------------------------------------------------------------
                                               1998                    1997                       1996
                                       ---------------------    --------------------      ----------------------
                                        BASIC       DILUTED      BASIC       DILUTED       BASIC        DILUTED
Net Income                             $2,743,069 $2,743,069  $  739,135   $  739,135   $ (239,304)  $ (239,304)

Pro forma weighted average
    common shares outstanding           4,491,369  4,491,369   4,417,247    4,417,247    4,417,247    4,417,247

Pro forma additional shares due to:
    Assumes conversion of dilutive
        stock options                           0    622,172           0      337,572            0            0
                                       ---------- ----------  ----------   ----------   ----------   ----------
Pro forma adjusted weighted average
    common shares outstanding           4,491,369  5,113,541   4,417,247    4,754,819    4,417,247    4,417,247
                                       ========== ==========  ==========   ==========   ==========   ==========
Pro forma net income per share         $     0.61 $     0.54  $     0.17   $     0.16   $    (0.05)  $    (0.05)
                                       ========== ==========  ==========   ==========   ==========   ==========

11.   SEGMENT AND RELATED INFORMATION

      The Company applies Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures About Segments of an Enterprise and Related Information".

      The Company has three reportable segments; Licensing, Media Buying Planning and Television Distribution and Television Production. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company does not have any inter-segment sales or transfers.

      The Company's reportable segments are strategic business units which, while managed separately, work together as a vertically integrated Entertainment Company.

                                       MEDIA &      TELEVISION
                      LICENSING    TV DISTRIBUTION  PRODUCTION        TOTAL
                      ---------    ---------------  ----------        -----
1998
  Revenues          $  8,837,224    $  4,328,808   $  1,601,397    $ 14,767,429
  Amortization              --           105,179      2,597,065       2,702,244
  Segment Profit       4,825,136       1,158,319     (1,268,386)      4,715,069
  Segment Assets      14,213,786      17,290,624      3,456,745      34,961,155

1997
  Revenues          $  3,924,609    $  4,969,519   $  1,222,672    $ 10,116,800
  Amortization              --              --        1,634,762       1,634,762
  Segment Profit         736,463       1,604,158       (997,486)      1,343,135
  Segment Assets       8,940,470      25,072,439      5,306,168      39,319,077

1996
  Revenues          $  2,967,680    $  2,936,685   $  1,072,962    $  6,977,327
  Amortization              --              --        1,070,477       1,070,477
  Segment Profit        (963,081)        733,201       (133,424)       (363,304)
  Segment Assets       6,891,569      17,199,875      6,340,685      30,432,129


                                     ******

                                INDEX OF EXHIBITS

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

(4)  (a)  Form  of  Common  Stock  Certificate  (3)
(10) (a)  Bonus  Plan of the (*)(4)
     (b)  1985 Non-Qualified Stock Option Plan, as amended (*)(4)
     (c)  1986 Stock  Option  Plan,  as amended  (*)(4)
     (d)  1992 Stock Option Plan (*)(5)
     (e)  1993 Stock  Option Plan (*)(6)
     (f)  1994 Stock Option Plan (*)(10)
     (g)  1995 Stock  Option Plan  (*)(11)
     (h)  1996 Stock  Option Plan (*)(15)
     (i) Stock Option Agreement, dated June 10, 1992, between the Registrant and Randy O. Rissman (*)(7)
     (j) Stock Option Agreement, dated June 10, 1992, between the Registrant and Gerald Rissman (*)(7)
     (k) Agreement between Nintendo of America, Inc. and the Registrant dated December 17, 1987 (4)
     (l) Agreement of Lease, dated March 28, 1988, between the Registrant and 1414 Americas Company (2)
     (m) Amendment, dated July 8, 1994, to Agreement of Lease between the Registrant and 1414 Americas Company. (12)
     (n) Agreement of Lease, dated June 30, 1991, between the Registrant and Olympic Purdue Associates (the "Olympic Lease") (7)
     (o)  First  Amendment,  dated  January 3, 1994,  to the Olympic Lease (7)
     (p) Agreement of Lease, dated March 23, 1993, between Leisure Concepts International, Inc. and Svenska Handelsbanken (7)
     (q) Employment Agreement, dated March 12, 1991 between the Registrant and Alfred R. Kahn(*)(8)
     (r) Employment Agreement, dated June 3, 1991, between the Registrant and Joseph Garrity (*)(9)
     (s) Amendment, dated as of October 17, 1994, to the Employment Agreement between the Registrant and Joseph Garrity (*)(12)

Exhibit                                                                   Page
Number                            Description                            Number
------                            -----------                            ------

     (t) Employment Agreement, dated January 1, 1995 between The Summit Media Group, Inc. and Sheldon Hirsch.(*)(13)
     (u) Employment Agreement, dated January 1, 1995 between The Summit Media Group, Inc. and Thomas J. Kenney. (*)(13)
     (v) Employment Agreement, dated January 9, 1996 between 4 Kids Productions, Inc. and Norman Grossfeld. (*)(13)
     (w)  Note, dated May 29, 1997, between the Registrant and Chemical Bank.
          (16)
     (x) Security Agreement, dated May 29, 1996, by and between Leisure Concepts, Inc. and Chemical Bank (16)
     (y) Security Agreement, dated May 29, 1996, by and between 4Kids Productions, Inc. and Chemical Bank (16)
     (z) Security Agreement, dated May 29, 1996, by and between The Summit Media Group, Inc. and Chemical Bank (16)
     (aa) Amendment, dated as of January 1, 1997, to the Employment Agreement between the Registrant and Joseph P. Garrity(*)(16)
     (bb) Amendment, dated as of January 1, 1997, to the Employment Agreement between The Summit Media Group, Inc. and Sheldon Hirsch(*)(16)
     (cc) Amendment, dated as of January 1, 1997, to the Employment Agreement between The Summit Media Group, Inc. and Thomas Kenney(*)(16)

     (dd) Amendment, dated as of February, 1997, to the Employment Agreement between the Registrant and Alfred R. Kahn(*)(16).
     (ee) 1998 Stock Option Plan(*)(17)
     (21) List of Subsidiaries of the Registrant
     (24) Consent of Deloitte & Touche LLP, Certified Public Accountants
     (27) Financial Data Schedule

----------
(*) Denotes a management contract or compensatory plan, contract or arrangement.

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

(13) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1995.

(14)  Incorporated by reference to Current Report on Form 8-K dated May 29,
      1997.

(15)  Incorporated by reference to 1997 Proxy Statement.

(16) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1996.

(17) Incorporated by reference to Proxy Statement for Annual Meeting of Shareholders held April 30, 1998.