Form 10-Q
period 1999-03-31
4 KIDS ENTERTAINMENT INC
filed 1999-05-17
CIK 58592

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

           For the Quarterly Period Ended March 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

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

                       YES  ___X____             NO _______

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the close of the latest practicable date.

          Class                           Outstanding at May 14, 1999
          -----                           ---------------------------
Common Stock, $.01 Par Value                       5,343,727

                            4KIDS ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                                      INDEX

                                                                     PAGE NUMBER
PART I: FINANCIAL INFORMATION

    Item 1:   Financial Statements

    Consolidated Balance Sheets                                                1
    March 31, 1999  (Unaudited) and
    December 31, 1998.

    Consolidated Statements of Income                                          2
    Three Months Ended March 31, 1999 and 1998 (Unaudited)

    Consolidated Statements of Cash Flows                                      3
    Three Months Ended
    March 31, 1999 and 1998 (Unaudited)

    Notes to Consolidated Financial                                            4
    Statements (Unaudited)

    Item 2:   Management's Discussion and Analysis                             6
    of Financial Condition and Results of Operations

PART II:  OTHER INFORMATION                                                   11

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                        MARCH 31,   DECEMBER 31,
                                                          1999         1998
                                                      -----------   ------------
ASSETS                                                              (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                           $16,202,265   $ 9,749,956
  Accounts receivable, net                              8,532,829    17,694,262
  Film inventory-net                                    1,241,530     1,079,677
  Prepaid refundable income taxes                         366,095       324,864
  Prepaid expenses and other current assets             1,107,840     1,151,974
                                                      -----------   -----------
       Total current assets                            27,450,559    30,000,733
                                                      -----------   -----------
FURNITURE, FIXTURES AND COMPUTER EQUIPMENT - (Net)        165,603       174,783

FILM INVENTORY - Noncurrent                             1,875,000     1,875,000

ACCOUNTS RECEIVABLE - Noncurrent, net                   2,429,442     2,627,680

SECURITY DEPOSITS AND OTHER ASSETS                        307,955       282,959
                                                      -----------   -----------
TOTAL ASSETS                                          $32,228,559   $34,961,155
                                                      ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Due to licensors                                    $ 6,850,592   $ 3,690,582
  Media payable                                         3,732,689    11,460,913
  Accounts payable and accrued expenses                   739,893     1,285,624
  Taxes payable                                         1,195,154     1,750,799
  Current Deferred Tax Liability                          989,000       989,000
                                                      -----------   -----------
       Total current liabilities                       13,507,328    19,176,918

NONCURRENT DEFERRED TAX LIABILITY                         379,012       379,012
                                                      -----------   -----------
       Total liabilities                               13,886,340    19,555,930
                                                      -----------   -----------
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value - authorized,
    3,000,000 shares; none issued
  Common stock, $.01 par value - authorized,
    20,000,000 shares; issued, 5,027,153 and
    4,594,103 shares                                       50,271        45,941
  Additional paid-in capital                            7,134,864     4,946,830
  Retained earnings                                    11,157,084    10,412,454
                                                      -----------   -----------
       Total stockholders' equity                      18,342,219    15,405,225
                                                      -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $32,228,559   $34,961,155
                                                      ===========   ===========

See accompanying notes to consolidated financial statements

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                        THREE  MONTHS ENDED
                                                     MARCH 31,       MARCH 31,
                                                       1999            1998
                                                    -----------     ------------
NET REVENUES:                                       $ 3,251,941     $ 2,403,378

COST AND EXPENSES:
  Selling, general and administrative cost            2,090,886       1,535,853
  Amortization of capitalized film cost                       0         455,680
                                                    -----------     -----------
         TOTAL COST AND EXPENSES                      2,090,886       1,991,533
                                                    -----------     -----------
                                                      1,161,055         411,845
INTEREST INCOME                                         145,575          76,458
                                                    -----------     -----------
INCOME BEFORE INCOME
TAX PROVISION                                         1,306,630         488,303

INCOME TAX PROVISION                                   (562,000)       (210,000)
                                                    -----------     -----------
NET INCOME                                          $   744,630     $   278,303
                                                    ===========     ===========
PER SHARE AMOUNTS

Basic Earnings per share                            $      0.16     $      0.06
                                                    ===========     ===========

Diluted Earnings per share                          $      0.13     $      0.05
                                                    ===========     ===========

See accompanying notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                      THREE           THREE
                                                   MONTHS ENDED    MONTHS ENDED
                                                     MARCH 31,       MARCH 31,
                                                       1999            1998
                                                   -------------   ------------
OPERATING ACTIVITIES:
 Net income                                        $    744,630    $    278,303
  Adjustments to reconcile net
      income to net
      cash (used in)/provided
      by operating activities:
    Depreciation and amortization                        21,577          19,341
    Amortization of capitalized film cost                    --         455,680
    Changes in assets and liabilities
      (using)/providing cash:
    Accounts receivable                               9,359,671      18,750,261
    Film inventory                                     (161,853)        (90,761)
    Prepaid expenses and other current assets            44,134        (154,636)
    Prepaid/Refundable income taxes                     (41,231)         (7,461)
    Security deposits and other assets                  (24,996)          6,983
    Due to licensors                                  3,160,010         540,105
    Accounts payable and accrued expenses              (545,731)        259,199
    Taxes payable                                      (555,645)        158,672
    Media payable                                    (7,728,224)    (15,202,669)
                                                   ------------    ------------
     Net cash (used in) provided by
       operating activities                           4,272,342       5,013,017
                                                   ------------    ------------
INVESTING ACTIVITIES:
  Purchase of furniture and fixtures                    (12,397)        (33,561)
                                                   ------------    ------------
     Net cash (used in)
        investing activities                            (12,397)        (33,561)
                                                   ------------    ------------
FINANCING ACTIVITIES:
  Proceeds from exercise of stock options
    and related tax benefit                           2,192,364              --
                                                   ------------    ------------
     Net cash provided by
       financing activities                           2,192,364              --
                                                   ------------    ------------
NET INCREASE IN CASH
  AND CASH EQUIVALENTS                                6,452,309       4,979,456
CASH AND CASH EQUIVALENTS, BEGINNING PERIOD           9,749,956       2,805,573
                                                   ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD           $ 16,202,265    $  7,785,029
                                                   ============    ============

See accompanying notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 1999

Note 1

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes as required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in 4Kids Entertainment, Inc.'s (the "Company") Form 10-K for the year ended December 31, 1998.

Note 2

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

For a summary of significant accounting policies reference is made to the Company's report on Form 10-K previously filed for the year ended December 31, 1998.

Note 3

NET INCOME PER SHARE:

The Company applies Statement of Accounting Standards("SFAS") No. 128 "Earnings per Share" which requires the computation and presentation of earnings per share ("EPS")to include basic and diluted EPS. Basic EPS is computed based solely on the weighted average number of common shares outstanding during the period. Diluted EPS reflects all potential dilution of common stock. For the three months ended March 31, 1999, the weighted average number of common shares outstanding for basic and diluted EPS was 4,770,213 and 5,679,156 respectively. For the three months ended March 31, 1998, the weighted average number of common shares outstanding for basic and diluted EPS was 4,417,247 and 5,105,912 respectively.

Note 4

CREDIT FACILITY:

The Company's line of credit (the Credit Facility) from Chase Bank expires June 30, 1999. Under the terms the Company may borrow from time to time for general working capital purposes up to $2 million. Any borrowings under the credit facility would be secured by the Company's receivables. The Credit Facility provides for an interest rate of 1% over the bank's prime rate and an annual commitment fee of 3/4%. As of May 14, 1999 the Company had no borrowings under the Credit Facility.

Note  5

STOCK SPLIT

      On March 29, 1999, the Company's Board of Directors approved the declaration of a 3 for 2 stock split effective for shareholders of record on April 15, 1999. The accompanying financial statements have been retroactively restated to reflect the stock split.

Note 6

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

                                           MEDIA &       TELEVISION
                          LICENSING    TV DISTRIBUTION   PRODUCTION       TOTAL
                          ---------    ---------------   ----------       -----
3 Months Ended
March 31,

1999
  Revenues              $  2,567,720    $    482,575    $    201,646    $  3,251,941
  Amortization                   --              --              --              --
  Segment Profit (Loss)    1,391,273        (142,195)         57,552       1,306,630
  Segment Assets          18,798,490       9,909,421       3,520,648      32,228,559

1998
  Revenues              $  1,876,710    $    320,988    $    205,680    $  2,403,378
  Amortization                   --              --          455,680         455,680
  Segment Profit (Loss)    1,039,072        (273,458)       (277,311)        488,303
  Segment Assets          10,391,489      10,055,234       4,905,965      25,352,688

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

Three Months Ended March 31, 1999 Compared to the Three Months Ended March 31, 1998

Consolidated net revenue increased 35% ($848,563)to $3,251,941 for the three month period ended March 31, 1999 as compared to the same period in 1998. The increase in net revenue for the three month period was primarily due to increased revenue related to licensing activities. Increased licensing revenue was recognized in the three month period from the World Championship Wrestling "WCW/NWO" and "Pokemon" properties. The Company's media buying and television distribution division recognized increased revenue over the three month period due to an increase in television distribution activities related to the Pokemon television program. The increase was partially offset by a decrease in media buying activity due to the loss of Tiger Electronics media business. Effective January 1, 1999, the Company will no longer be the media agency for Tiger due to Tiger's acquisition by Hasbro in 1998.

Selling, general and administrative expenses increased 36% or $555,033 three month period ended March 31, 1999 when compared to the year ago period. These increases were primarily due to costs associated with an increase in payroll and marketing costs associated with the Company's expanded licensing activities. Additionally, bonus accruals, which are contractually based on pre-tax income levels were higher in 1999 as a result of higher pre-tax income.

At March 31, 1999 there were $3,116,530 of capitalized film production costs which primarily relate to 26 episodes of "WMAC Masters" and work related to the adaptation of episodes 53 to 104 of the Pokemon episodes for distribution in the United States. "WMAC Masters" is a weekly syndicated television program produced by the Company's 4Kids Productions subsidiary. The 1998 amortization relates to the "WMAC Masters" television program. At March 31, 1999 the percentage of total unamortized film cost expected to be amortized within the next three years exceeds 70%.

The Company periodically evaluates its anticipated revenue from film production and, consequently, amortization rates may change as a result of such estimates. In accordance with this policy, the Company recognized approximately $250,000 in additional amortization expense during the three month period ended March 31, 1998 which all related to the WMAC Masters film inventory.

Interest income increased by $69,117 for the three month period ending March 31, 1999 as compared to the same period in 1998. This increase is attributable to higher levels of invested cash during the first three months of the current year as compared to the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES:

At March 31, 1999 the Company had working capital of $13,943,231 as compared to working capital of $10,823,815 at December 31, 1998, an increase in working capital of $3,119,416. Cash and cash equivalents increased by $6,452,309 to $16,202,265 from December 31, 1998. The increase in cash and cash equivalents is due primarily to the seasonality of the Company"s business and the timing of advance payments due on new licensing agreements. The Company generates significantly higher receivables and payables during the fourth quarter of the year primarily related to its media buying and licensing activities. Such amounts are collected in the first quarter.

Accounts receivable, net (current and noncurrent) decreased from $20,321,942 at December 31, 1998 to $10,962,271 at March 31, 1999. The decrease is primarily due to the Company's media buying activities. When the Company assumes payment obligation for the media it places on behalf of its clients, the Company records a receivable from its clients and a corresponding media payable for the gross amount of the media due. The seasonality of the Company's business tends to generate higher receivables in the fourth quarter which are generally collected in the first quarter. There was a corresponding decrease in media payable of $7,728,224.

Amounts due to licensors, which represents the owner's share of royalties collected, increased by $3,160,010 to $6,850,592 from December 31, 1998. The increase is primarily due to higher amounts of royalties and advances collected during the quarter which are payable to licensors after the close of the quarter.

In the opinion of management, the Company will be able to satisfy its foreseeable financial obligations from its current working capital and credit facility. As described in Note 4 to the financial statements, the Company has established a $2,000,000 credit facility with Chase Manhattan Bank for general working capital purposes. As of May 14, 1999 there were no borrowings under this facility.

Year 2000 Compliance

Overview

The Year 2000 issue is primarily the result of computer programs only accepting a two digit date code, as opposed to four digits, to indicate the year. Beginning in the Year 2000, and in certain instances prior to the Year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, the Company"s date critical functions may be adversely affected unless these computer systems and software products are, or become, able to accept four digit entries.

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

Third party relationships

The Company has begun to formally communicate with its significant suppliers and customers to determine if those parties have appropriate plans to remedy Year 2000 issues when their systems may impact the operations of the Company. There can be no assurance, however, that the systems of other companies on which the Company"s processes rely will be timely converted, or that a failure to successfully convert by another company, or a conversion that is incompatible with the Company"s systems, would not have an impact on the Company"s operations. The Company believes that by June 1999 it will substantially complete its assessment of the status of its significant customers" and suppliers" compliance with the Year 2000 issues.

Contingency plans

Based on the assessment effort to date, the Company has focused on three separate contingency plans (1) if the Company"s systems are non-compliant (2) if the Company"s customers are non-compliant and (3) if the Company"s suppliers are non-compliant. The Company is in the early stages of developing these plans and believes that it will be able to fully determine its worst case scenarios by June 1999. There can be no assurance that the Company will be able to have a contingency plan in place for a significant supplier and/or customer that does not become Year 2000 compliant.

Costs/Risks

Management currently estimates that the cost, in connection with bringing its own systems and equipment into compliance, will be less than $50,000 for fiscal 1999 and does not expect the total cost to exceed $100,000. Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary systems and changes to address the Year 2000.

Potential sources of risk include but are not limited to (1) the inability of principal clients and licensees to be Year 2000 compliant, which could result in delays in product deliveries from such clients and licensees, (2) the inability of the Company"s clients and licensees to become compliant, which could impact their ability to sell product or report royalties in a timely manner resulting in a disruption of the Company"s cash flow, and (3) disruption of television broadcast signals, including satellite distribution and commercial integration vendors as a result of the general failure of systems and necessary infrastructure such as electrical supply.

Forward-looking Statements

This quarterly report contains forward-looking statements. Due to the fact that the Company faces competition from toy companies, motion picture studios and other licensing companies, and the uncertainty of public"s response to the Company"s properties, actual results or outcomes may differ materially from any such forward-looking statements.

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

Dated: May 17, 1999

4KIDS ENTERTAINMENT, INC.

By: /s/ Alfred R. Kahn
   ---------------------------
Alfred R. Kahn
Chairman of the Board and
Chief Executive Officer

By: /s/ Joseph P. Garrity
   ---------------------------
Joseph P. Garrity
Executive Vice President
Chief Financial Officer