Form 10-Q
period 1999-06-30
4 KIDS ENTERTAINMENT INC
filed 1999-08-16
CIK 58592

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934.

           For the Quarterly Period Ended    June 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from___ to___

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

                                         YES  X               NO
                                             --                 --
Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the close of the latest practicable date.

        Class                 Outstanding at August 13, 1999
        -----                 ------------------------------

Common Stock, $.01 Par Value                   5,495,578

                            4KIDS ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                                      INDEX


                                                                     PAGE NUMBER
PART I: FINANCIAL INFORMATION


    Item 1: Financial Statements

    Consolidated Balance Sheets                                             1
    June 30, 1999  (Unaudited) and
    December 31, 1998.

    Consolidated Statements of Income                                       2
    Six Months Ended June 30, 1999 and 1998 (Unaudited)

    Consolidated Statements of Cash Flows                                   3
    Six Months Ended
    June 30, 1999 and 1998 (Unaudited)

    Notes to Consolidated Financial                                         4
    Statements (Unaudited)

    Item 2:  Management's  Discussion and Analysis                          7
    of Financial Condition and
    Results of Operations


PART II:  OTHER INFORMATION                                                11

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                    JUNE 30,    DECEMBER 31,
                                                                     1999           1998
                                                                  -----------   ------------
ASSETS                                                            (UNAUDITED)
------
CURRENT ASSETS:
  Cash and cash equivalents                                       $19,259,714   $ 9,749,956
  Accounts receivable, net                                          8,661,277    17,694,262
  Film inventory-net                                                1,501,732     1,079,677
  Prepaid refundable income taxes                                   3,737,327       324,864
  Prepaid expenses and other current assets                         1,140,637     1,151,974

                                                                  -----------   -----------
       Total current assets                                        34,300,687    30,000,733
                                                                  -----------   -----------

FURNITURE, FIXTURES AND COMPUTER EQUIPMENT- (Net)                     166,524       174,783

FILM INVENTORY - Noncurrent                                         1,875,000     1,875,000

ACCOUNTS RECEIVABLE - Noncurrent, net                               2,144,795     2,627,680

SECURITY DEPOSITS AND OTHER ASSETS                                    307,955       282,959

                                                                  -----------   -----------
TOTAL ASSETS                                                      $38,794,961   $34,961,155
                                                                  ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Due to licensors                                                $ 8,319,690   $ 3,690,582
  Media payable                                                     2,818,956    11,460,913
  Accounts payable and accrued expenses                             1,182,819     1,285,624
  Taxes payable                                                       124,028     1,750,799
  Current Deferred Tax Liability                                      989,000       989,000

                                                                  -----------   -----------
       Total current liabilities                                   13,434,493    19,176,918

NONCURRENT DEFERRED TAX LIABILITY                                     379,012       379,012

                                                                  -----------   -----------
       Total liabilities                                           13,813,505    19,555,930
                                                                  -----------   -----------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value - authorized,
    3,000,000 shares; none issued
  Common stock, $.01 par value - authorized, 20,000,000 shares;
    issued, 5,450,978 and 4,594,103 shares                             54,510        45,941
  Additional paid-in capital                                       11,841,725     4,946,830
  Retained earnings                                                13,085,221    10,412,454

                                                                  -----------   -----------
       Total stockholders' equity                                  24,981,456    15,405,225
                                                                  -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $38,794,961   $34,961,155
                                                                  ===========   ===========


See notes to consolidated financial statements

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
                                                   THREE MONTHS ENDED        SIX MONTHS ENDED

                                                  JUNE 30,     JUNE 30,     JUNE 30,    JUNE 30,
                                                   1999         1998         1999         1998
                                                 ---------    ---------   ----------   -----------
NET REVENUES:                                    5,506,954    2,198,131   $8,758,895   $ 4,601,509

COST AND EXPENSES:
  Selling, general and administrative cost       2,298,619    1,671,917    4,389,505     3,207,770
  Amortization of capitalized film cost                  0      390,632            0       846,312
                                                ----------   ----------   ----------   -----------
         TOTAL COST AND EXPENSES                 2,298,619    2,062,549    4,389,505     4,054,082
                                                ----------   ----------   ----------   -----------

                                                 3,208,335      135,582    4,369,390       547,427

INTEREST INCOME                                    172,802       66,850      318,377       143,308
                                                ----------   ----------   ----------   -----------

INCOME BEFORE INCOME
TAX PROVISION                                    3,381,137      202,432    4,687,767       690,735

INCOME TAX PROVISION                             1,453,000       87,016    2,015,000       297,016
                                                ----------   ----------   ----------   -----------

NET INCOME                                      $1,928,137   $  115,416   $2,672,767   $   393,719
                                                ==========   ==========   ==========   ===========

PER SHARE AMOUNTS (Notes 3 and 5)

Basic Earnings per common share                 $     0.36   $     0.03   $     0.53   $      0.09
                                                ==========   ==========   ==========   ===========

Diluted Earnings per common share               $     0.31   $     0.02   $     0.45   $      0.07
                                                ==========   ==========   ==========   ===========

Pro Forma Earnings per common share - Basic     $     0.18   $     0.02   $     0.27   $      0.05
                                                ==========   ==========   ==========   ===========

Pro Forma Earnings per common share - Diluted   $     0.16   $     0.01   $     0.23   $      0.04
                                                ==========   ==========   ==========   ===========

Pro Forma Weighted average common shares
    outstanding - basic                         10,574,026    8,853,562   10,057,228     8,844,028
                                                ==========   ==========   ==========   ===========

Pro Forma Weighted average common shares
    outstanding - diluted                       12,315,092   11,133,252   11,836,702    10,672,540
                                                ==========   ==========   ==========   ===========

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)                                                         SIX             SIX
                                                                MONTHS ENDED    MONTHS ENDED
                                                                  JUNE 30,        JUNE 30,
                                                                    1999            1998
                                                                ------------    ------------
OPERATING ACTIVITIES:
 Net income                                                     $  2,672,767    $    393,719
  Adjustments to reconcile net income to net
   cash (used in)/provided by operating activities:
    Depreciation and amortization                                     44,514          48,854
    Amortization of capitalized film cost                                  0         846,312
    Changes in assets and liabilities (using)/providing cash:
    Accounts receivable                                            9,515,870      19,835,509
    Film inventory                                                  (422,055)       (445,555)
    Prepaid expenses and other current assets                         11,337        (421,605)
    Prepaid/Refundable income taxes                               (3,412,463)       (136,247)
    Security deposits and other assets                               (24,996)          7,249
    Due to licensors                                               4,629,108         853,492
    Accounts payable and accrued expenses                           (102,805)        (61,806)
    Taxes payable                                                 (1,626,771)        283,661
    Media payable                                                 (8,641,957)    (17,695,484)
                                                                ------------    ------------

     Net cash provided by operating activities                     2,642,549       3,508,099
                                                                ------------    ------------

INVESTING ACTIVITIES:
  Purchase of furniture and fixtures                                 (36,255)        (71,664)
                                                                ------------    ------------

     Net cash used in investing activities                           (36,255)        (71,664)
                                                                ------------    ------------

FINANCING ACTIVITIES:
  Proceeds from exercise of stock options
    and related tax benefit                                        6,903,464         228,036
                                                                ------------    ------------

     Net cash provided by financing activities                     6,903,464         228,036
                                                                ------------    ------------

NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                                 9,509,758       3,664,471
CASH AND CASH EQUIVALENTS, BEGINNING PERIOD                        9,749,956       2,805,573
                                                                ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $ 19,259,714    $  6,470,044
                                                                ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID FOR:
  Interest                                                      $         --    $         --
                                                                ============    ============
  Income Taxes                                                  $  2,707,990    $     51,327
                                                                ============    ============

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 1999

Note 1

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes as required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in 4Kids Entertainment, Inc.'s (the "Company") Form 10-K for the year ended December 31, 1998.

Note 2

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

For a summary of significant accounting policies reference is made to the Company's report on Form 10-K previously filed for the year ended December 31, 1998.

Note 3

NET INCOME PER SHARE:

The Company applies Statement of Accounting Standards("SFAS") No. 128 "Earnings per Share" which requires the computation and presentation of earnings per share ("EPS") to include basic and diluted EPS. Basic EPS is computed based solely on the weighted average number of common shares outstanding during the period. Diluted EPS reflects all potential dilution of common stock. The weighted average number of common shares outstanding for basic EPS was 5,287,013 and 5,028,614 for the three and six months ended June 30, 1999. The weighted average number of common shares outstanding for diluted EPS was 6,157,546 and 5,918,351 for the three and six months ended June 30, 1999. For the three and six months ended June 30,1998, the weighted average number of common shares outstanding for basic EPS was 4,426,781 and 4,422,014 respectively. For the three and six months ended June 30,1998, the weighted average number of common shares outstanding for diluted EPS was 5,566,626 and 5,336,270 respectively. The 1998 per share amounts have been restated to reflect the 3 for 2 stock split declared in March 1999.

Note 4

CREDIT FACILITY:

The Company renegotiated the terms of the its Credit Facility with Chase Manhattan Bank on August 4,1999. Under the renegotiated terms, the Company may borrow, from time to time on an unsecured basis, up to $5 million for general working capital purposes. The Credit Facility, which requires annual renewal, provides for an interest rate equal to the bank's prime rate and an annual commitment fee of 1/2%. The Company's line of credit expires on June 30, 2000. As of August 13, 1999, the Company had no borrowings under the facility. Under the prior terms with the Company's Credit Facility with Chase Manhattan Bank, the Company could borrow, from time to time for general working capital purposes, up to $2 million. Any borrowings under the prior credit facility would be secured by the Company's receivables. The prior terms provided for an interest rate of 1% over the bank's prime rate and an annual commitment fee of 3/4%.

Note 5

SUBSEQUENT EVENT AND PRO FORMA INFORMATION

On August 12, 1999, the Company's Board of Directors approved the declaration of a 2 for 1 stock split effective for shareholders of record on September 1, 1999. The following table presents a retroactive reconciliation of the pro forma basic and diluted EPS for the three and six month periods ended June 30, 1999 and 1998 assuming that the stock split had occurred:

                                             3 MONTHS JUNE 30, 1999      3 MONTHS JUNE 30, 1998
                                          ----------------------------   -----------------------
                                               BASIC          DILUTED      BASIC        DILUTED
Net Income                                $    1,928,137   $ 1,928,137   $ 115,416    $  115,416
                                          ==============   ===========   ==========   ==========

Pro forma weighted average
    common shares outstanding                 10,574,026    10,574,026    8,853,562    8,853,562

Pro forma additional shares due to:
    Assumed conversion of dilutive
        stock options                                  0     1,741,066            0    2,279,690
                                          --------------   -----------   ----------   ----------

Pro forma adjusted weighted average
    common shares outstanding                 10,574,026    12,315,092    8,853,562   11,133,252
                                          ==============   ===========   ==========   ==========

Pro forma net income per share            $         0.18   $      0.16   $     0.02   $     0.01
                                          ==============   ===========   ==========   ==========




                                             6 MONTHS JUNE 30, 1999      6 MONTHS JUNE 30, 1998
                                          ----------------------------   -----------------------
                                               BASIC          DILUTED      BASIC        DILUTED

Net Income                                $    2,672,767   $ 2,672,767   $  393,719   $  393,719
                                          ================ ===========   ==========   ==========

Pro forma weighted average
    common shares outstanding                 10,057,228    10,057,228    8,844,028    8,844,028

Pro forma additional shares due to:
    Assumed conversion of dilutive
        stock options                                  0     1,779,474            0    1,828,512
                                          --------------   -----------   ----------   ----------

Pro forma adjusted weighted average
    common shares outstanding                 10,057,228    11,836,702    8,844,028   10,672,540
                                          ==============   ===========   ==========   ==========

Pro forma net income per share            $         0.27   $      0.23   $     0.05   $     0.04
                                          ==============   ===========   ==========   ==========

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

                                           MEDIA &      TELEVISION
                          LICENSING   TV DISTRIBUTION   PRODUCTION      TOTAL
Six Months Ended          ---------   ---------------   ----------      -----
June 30,

1999
  Revenues               $ 7,441,336   $ 1,183,987      $  133,572   $ 8,758,895
  Amortization                    --            --              --            --
  Segment Profit           4,593,039        85,899           8,829     4,687,767
  Segment Assets          25,032,035    10,126,719       3,636,207    38,794,961

1998
  Revenues               $ 3,690,383   $   571,850      $  339,276   $ 4,601,509
  Amortization                    --            --         846,312       846,312
  Segment Profit (Loss)    1,847,314      (590,866)       (565,713)      690,735
  Segment Assets          11,260,430     7,248,770       4,811,495    23,320,695

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

The Company receives revenues from a number of sources, principally licensing, media buying and television distribution. The Company typically derives a substantial portion of its licensing revenues from a small number of properties, which properties usually generate revenues only for a limited period of time. Because the Company's licensing revenues are highly subject to changing fashion in the toy and entertainment business, its licensing revenues from year to year from particular sources are subject to dramatic increases and decreases. It is not possible to precisely anticipate the length of time a project will be commercially successful, if at all. Popularity of properties can vary from months to years. As a result, the Company's revenues and net income may fluctuate significantly between comparable periods. The Company's revenues have historically been primarily derived from the license of toy, game and television property concepts. Thus a substantial portion of the Company's revenues and net income are subject to the seasonal variations of the toy and game industry. Typically, a majority of toy orders are shipped in the third and fourth calendar quarters. In addition the Company's media buying subsidiary concentrates its activities on the youth oriented market. As a result, most of its revenue is earned in the fourth quarter when the majority of toy and video game advertising occurs. As a result, in the Company's usual experience, its net income during the second half of the year will generally be greater than during the first half of the year. However, the Company has little control over the timing of guarantee and minimum royalty payments, some of which are made upon the execution and delivery of license agreements.

Three and Six Months Ended June 30, 1999 Compared to the three and Six Months Ended June 30, 1998

Consolidated net revenue increased 151% or $3,308,823 for the three month period ended June 30, 1999 as compared to the same period in 1998. The six month period increased 90% or $4,157,386 as compared to the six month period ended June 30, 1998. The increase in net revenue for the three and six month periods was primarily due to increased licensing revenue from the "Pokemon" property and from the World Championship Wrestling "WCW/NWO" property. The Company's media buying and television distribution division recognized increased revenue over the three and six month period due to an increase in television distribution activities related to the Pokemon television program. The increase was partially offset by a decrease in media buying activity due to the loss of Tiger Electronics media business which was partially offset by new clients' advertising spending.

Selling, general and administrative expenses increased 37% or $626,702 and 37% or 1,181,735 for the three and six month periods ended June 30, 1999 when compared to the prior year periods. These increases were primarily due to contractually based bonus accruals calculated on pre-tax income levels, which were higher in 1999 as a result of higher pre-tax income. Additionally, the Company incurred increased payroll and marketing costs associated with the Company's expanded licensing activities.

At June 30, 1999 there were approximately $3,377,000 of capitalized film production costs. These costs are primarily related to episodes of "WMAC Masters" and work related to the adaptation of episodes 53 to 104 of the Pokemon television series and the Pokemon feature film, "Mewtwo Strikes Back" coupled with a twenty minute short film entitled "Pikachu's Vacation", set for theatrical release in November 1999. "WMAC Masters" is a series of 26 half hour television programs produced by the Company's 4Kids Productions subsidiary. The 1998 amortization relates to the "WMAC Masters" television program. At June 30, 1999 the percentage of total unamortized film cost expected to be amortized within the next three years exceeds 70%. The Company periodically evaluates its anticipated revenue from film productions and, consequently, amortization rates may change as a result of such estimates.

Interest income increased by approximately $106,000 and $175,000 for the three and six month periods ending June 30, 1999 as compared to the same periods in 1998. This increase is attributable to higher levels of invested cash compared to the same periods in 1998.

LIQUIDITY AND CAPITAL RESOURCES:

At June 30, 1999 the Company had working capital of $20,866,194 as compared to working capital of $10,823,815 at December 31, 1998, an increase in working capital of $10,042,379. Cash and cash equivalents increased by $9,509,758 to $19,259,714 from December 31, 1998. The increase in cash and cash equivalents is due primarily to the seasonality of the Company's business and the timing of advance payments and royalties due on licensing agreements. The Company generates significantly higher receivables and payables during the fourth quarter of the year primarily related to its media buying and licensing activities. Such amounts are collected subsequent to December 31. Additionally, cash also increased due to proceeds from the exercise of stock options during the six month period ended June 30, 1999.

Accounts receivable, net (current and noncurrent) decreased from $20,321,942 at December 31, 1998 to $10,806,072 at June 30, 1999. The decrease is primarily due to the Company's media buying activities. When the Company assumes payment obligation for the media it places on behalf of its clients, the Company records a receivable from its clients and a corresponding media payable for the gross amount of the media due. The seasonality of the Company's business tends to generate higher receivables in the fourth quarter which are generally collected in the first quarter. There was a corresponding decrease in media payable of $8,641,957.

Amounts due to licensors, which represents the owner's share of royalties collected, increased by $4,629,108 to $8,319,690 from December 31, 1998. The increase is primarily due to higher amounts of royalties and advances collected during the quarter which are payable to licensors after the close of the quarter.

In the opinion of management, the Company will be able to satisfy its foreseeable financial obligations from its current working capital and credit facility. As described in Note 5 to the financial statements, the Company has established a $5,000,000 credit facility with Chase Manhattan Bank for general working capital purposes. As of August 13, 1999 there were no borrowings under this facility.

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

Internal systems and equipment

The Company has commenced a comprehensive program consisting of identifying, assessing and if necessary, upgrading and/or replacing its systems and equipment that may be vulnerable to Year 2000 problems. The first stage of this program, identifying the systems and equipment, has been substantially completed. The Company has prioritized the identified items as either critical or non-critical to the operations of the Company. The Company has made substantial progress through the second and third stages of this program, assessing and upgrading and/or replacing the equipment it has deemed to be non-compliant. The Company is also in the beginning stage of developing a plan to test its entire system for Year 2000 compliance. The Company believes that it will have completed all of its necessary upgrades and/or replacements and the testing of its systems by September, 1999.

Third party relationships

The Company has begun to formally communicate with its significant suppliers and customers to determine if those parties have appropriate plans to remedy Year 2000 issues when their systems may impact the operations of the Company. There can be no assurance, however, that the systems of other companies on which the Company's processes rely will be timely converted, or that a failure to successfully convert by another company, or a conversion that is incompatible with the Company's systems, would not have an impact on the Company's operations. The Company believes that by September 1999 it will substantially complete its assessment of the status of its significant customers' and suppliers' compliance with the Year 2000 issues.

Contingency plans

Based on the assessment effort to date, the Company has focused on three separate contingency plans (1) if the Company's systems are non-compliant (2) if the Company's customers are non-compliant and (3) if the Company's suppliers are non-compliant. The Company is in the early stages of developing these plans and believes that it will be able to complete them by September 1999. However, there can be no assurance that the Company will be able to have an effective contingency plan in place in the event a significant supplier and/or customer does not become Year 2000 compliant.

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

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          Not Applicable


Item 2.   Changes in Securities and Use of Proceeds

          Not Applicable


Item 3.   Defaults upon Senior Securities

          Not Applicable


Item 4.   Submission of Matters to a Vote of Security Holders

          a. The Company held its Annual Meeting of Shareholders on April 29, 1999.

          b. The Directors elected at the anuual Meeting were:

             Alfred R. Kahn
             Robert Dunn Glick
             Gerald Rissman

          c.(i) The shareholders voted on the election of directors as follows:

          Name                       For                   Withheld
          ----                       ---                   --------

          Alfred R. Kahn             3,185,975               5,059
          Robert Dunn Glick          3,142,880              48,154
          Gerald Rissman             3,141,995              49,039

            (ii) The shareholders voted on a proposal to approve the Company's 1999 Stock Option Plan as follows:

                                    FOR              2,925,618
                                                     ---------
                                    AGAINST            259,141
                                                     ---------
                                    ABSTENTIONS          6,275
                                                     ---------

            (iii) The shareholders voted on a proposal to amend the
                  Company's Certificate of Incorporation to increase the Company's authorized common stock to 20,000,000 shares, par value, $.01 as follows:

                                    FOR              2,939,431
                                                     ---------
                                    AGAINST            244,514
                                                     ---------
                                    ABSTENTIONS          7,089
                                                     ---------

            (iv)  The  shareholders  voted  on a  proposal  to approve
                  Deloitte   &  Touche  LLP  as  the Company's
                  independent public accountants as follows:

                                    FOR              3,187,125
                                                     ---------
                                    AGAINST              1,200
                                                     ---------
                                    ABSTENTIONS          2,709
                                                     ---------

Item 5.   Other Information

          Not Applicable


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

          Exhibit
          Number                       Description
          ------                       -----------

          3(a)                         Certificate of Incorporation of
                                       Registrant, as amended

          27                           Financial Data Schedule

          (b)  Reports on Form 8-K

          None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 1999

4KIDS ENTERTAINMENT, INC.


By: /s/ Alfred R. Kahn
   ----------------------
Alfred R. Kahn
Chairman of the Board and
Chief Executive Officer


By: /s/ Joseph P. Garrity
-------------------------
Joseph P. Garrity
Executive Vice President
Chief Financial Officer