Form 10-Q
period 1999-09-30
4 KIDS ENTERTAINMENT INC
filed 1999-11-15
CIK 58592

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934.

           For the Quarterly Period Ended  September 30, 1999
                                          -------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

          For the transition period from______________to____________

                           COMMISSION FILE NO. 0-7843

                            4KIDS ENTERTAINMENT, INC.
             (Exact name of registrant as specified in its Charter)

                                    NEW YORK
                            ------------------------
                            (State of Incorporation)

                                   13-2691380
                     ---------------------------------------
                     (I.R.S. Employer Identification Number)

                 1414 Avenue of the Americas, New York, New York
                 -----------------------------------------------
                    (Address of Principal Executive Offices)

                                      10019
                                   ----------
                                   (Zip Code)

                                 (212) 758-7666
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


                                 NOT APPLICABLE
-------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year if changed since last report)

Indicate by a check mark whether the registrant: (1) has filed all annual, quarterly and other reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

                                YES   X      NO
                                   ------       ------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the close of the latest practicable date.

        Class                           Outstanding at November 12, 1999
-------------------------------------------------------------------------------

Common Stock, $.01 Par Value                           11,602,155

                            4KIDS ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                                                    PAGE NUMBER

PART I:       FINANCIAL INFORMATION

    Item 1:   Financial Statements

    Consolidated Balance Sheets                                          1
    September 30, 1999  (Unaudited) and
    December 31, 1998.

    Consolidated Statements of Income                                    2
    Nine Months Ended September 30, 1999 and 1998 (Unaudited)

    Consolidated Statements of Cash Flows                                3
    Nine Months Ended September 30, 1999 and 1998 (Unaudited)

    Notes to Consolidated Financial                                      4
    Statements (Unaudited)

    Item 2:   Management's Discussion and Analysis                       8
    of Financial Condition and Results of Operations

PART II:  OTHER INFORMATION                                             12

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                              SEPTEMBER 30,       DECEMBER 31,
                                                                                  1999                1998
                                                                            -----------------  -------------------
ASSETS                                                                        (UNAUDITED)
------
CURRENT ASSETS:
  Cash and cash equivalents                                                      $33,555,842          $ 9,749,956
  Accounts receivable, net                                                        19,658,039           17,694,262
  Film inventory-net                                                               1,397,134            1,079,677
  Prepaid/refundable income taxes                                                  7,580,267              324,864
  Prepaid expenses and other current assets                                        1,247,521            1,151,974

                                                                            -----------------  -------------------
       Total current assets                                                       63,438,803           30,000,733
                                                                            -----------------  -------------------

FURNITURE, FIXTURES AND COMPUTER EQUIPMENT-(Net)                                     183,388              174,783

FILM INVENTORY - Noncurrent                                                        1,875,000            1,875,000

ACCOUNTS RECEIVABLE - Noncurrent, net                                              2,310,132            2,627,680

SECURITY DEPOSITS AND OTHER ASSETS                                                   332,955              282,959

                                                                            =================  ===================
TOTAL ASSETS                                                                     $68,140,278          $34,961,155
                                                                            =================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Due to licensors                                                               $17,449,821           $3,690,582
  Media payable                                                                    2,338,098           11,460,913
  Accounts payable and accrued expenses                                            5,745,964            1,285,624
  Taxes payable                                                                            0            1,750,799
  Current Deferred Tax Liability                                                     989,000              989,000

                                                                            -----------------  -------------------
       Total current liabilities                                                  26,522,883           19,176,918

NONCURRENT DEFERRED TAX LIABILITY                                                    379,012              379,012

                                                                            -----------------  -------------------
       Total liabilities                                                          26,901,895           19,555,930
                                                                            -----------------  -------------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value - authorized,
    3,000,000 shares; none issued
  Common stock, $.01 par value - authorized, 20,000,000 shares;
    issued, 11,592,155 and 9,188,205 shares                                          115,922               91,882
  Additional paid-in capital                                                      21,207,101            4,900,889
  Retained earnings                                                               19,915,360           10,412,454

                                                                            -----------------  -------------------
       Total stockholders' equity                                                 41,238,383           15,405,225
                                                                            -----------------  -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $68,140,278          $34,961,155
                                                                            =================  ===================


See notes to consolidated financial statements

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)


                                                        THREE MONTHS ENDED                        NINE MONTHS ENDED

                                                 SEPTEMBER 30,        SEPTEMBER 30,        SEPTEMBER 30,      SEPTEMBER 30,
                                                     1999                 1998                 1999                1998
                                               ----------------    -----------------    -----------------   ------------------


NET REVENUES:                                       16,833,357            2,756,488          $25,592,252           $7,357,997

COST AND EXPENSES:
  Selling, general and administrative cost           4,034,272            1,953,682            8,423,777            5,161,452
  Amortization of capitalized film cost              1,112,500              171,919            1,112,500            1,018,231

                                              -----------------    -----------------    -----------------   ------------------
         TOTAL COST AND EXPENSES                     5,146,772            2,125,601            9,536,277            6,179,683
                                              -----------------    -----------------    -----------------   ------------------

                                                    11,686,585              630,887           16,055,975            1,178,314

INTEREST INCOME                                        297,554               81,665              615,931              224,973
                                              -----------------    -----------------    -----------------   ------------------

INCOME BEFORE INCOME
TAX PROVISION                                       11,984,139              712,552           16,671,906            1,403,287

INCOME TAX PROVISION                                 5,154,000              306,397            7,169,000              603,413
                                              -----------------    -----------------    -----------------   ------------------

NET INCOME                                         $ 6,830,139           $  406,155          $ 9,502,906           $  799,874
                                              =================    =================    =================   ==================

PER SHARE AMOUNTS (Notes 3 and 5)

Basic Earnings per Common Share                          $0.61                $0.04                $0.91                $0.09
                                              =================    =================    =================   ==================

Diluted Earnings Per Common Share                        $0.54                $0.04                $0.78                $0.07
                                              =================    =================    =================   ==================






See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)                                                                     NINE              NINE
                                                                            MONTHS ENDED      MONTHS ENDED
                                                                            SEPTEMBER 30,     SEPTEMBER 30,
                                                                                1999              1998
                                                                          ----------------   ----------------

OPERATING ACTIVITIES:
 Net income                                                                 $ 9,502,906         $  799,874
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                                                71,865             82,796
    Amortization of capitalized film cost                                     1,112,500          1,018,231
    Changes in assets and liabilities (using)/providing cash:
    Accounts receivable, net                                                 (1,646,229)        19,560,945
    Film inventory, net                                                      (1,429,957)            78,292
    Prepaid expenses and other current assets                                   (95,547)          (323,493)
    Prepaid/refundable income taxes                                          (7,255,403)          (217,550)
    Security deposits and other assets                                          (49,996)             7,815
    Due to licensors                                                         13,759,239            486,427
    Media payable                                                            (9,122,815)       (17,234,679)
    Accounts payable and accrued expenses                                     4,460,340            (68,434)
    Taxes payable                                                            (1,750,799)           552,332
                                                                       -----------------    ---------------

     Net cash provided by operating activities                                7,556,104          4,742,556
                                                                       -----------------    ---------------

INVESTING ACTIVITIES:
  Purchase of furniture and fixtures                                            (80,470)          (105,186)
                                                                       -----------------    ---------------

     Net cash used in investing activities                                      (80,470)          (105,186)
                                                                       -----------------    ---------------

FINANCING ACTIVITIES:
  Proceeds from exercise of stock options
    and related tax benefit                                                  16,330,252            368,579
                                                                       -----------------    ---------------

     Net cash provided by financing activities                               16,330,252            368,579
                                                                       -----------------    ---------------

NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                                           23,805,886          5,005,949
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                9,749,956          2,805,573
                                                                       -----------------    ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $33,555,842         $7,811,522
                                                                       =================    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID FOR:
  Interest                                                                  $         -         $        -

                                                                       =================    ===============
  Income Taxes                                                              $ 3,003,721         $   51,327
                                                                       =================    ===============


See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 1999

Note 1

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes as required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in 4Kids Entertainment, Inc.'s (the "Company") Form 10-K for the year ended December 31, 1998.

Note 2

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

For a summary of significant accounting policies reference is made to the Company's report on Form 10-K previously filed for the year ended December 31, 1998.

Note 3

NET INCOME PER SHARE:

The Company applies Statement of Accounting Standards("SFAS") No. 128 "Earnings per Share" which requires the computation and presentation of earnings per share ("EPS") to include basic and diluted EPS. Basic EPS is computed based solely on the weighted average number of common shares outstanding during the period. Diluted EPS reflects all potential dilution of common stock. The weighted average number of common shares outstanding for basic EPS was 11,148,828 and 10,421,094 for the three and nine months ended September 30, 1999. The weighted average number of common shares outstanding for diluted EPS was 12,684,357 and 12,119,254 for the three and nine months ended September 30, 1999. For the three and nine months ended September 30,1998, the weighted average number of common shares outstanding for basic EPS was 9,092,805 and 8,926,953 respectively. For the three and nine months ended September 30,1998, the weighted average number of common shares outstanding for diluted EPS was 11,546,070 and 10,963,716 respectively. The 1998 per share amounts have been restated to reflect the 3 for 2 stock split declared in March 1999 and the 2 for 1 stock split declared in August 1999.

Note 4

CREDIT FACILITY:

The Company renegotiated the terms of the its Credit Facility with Chase Manhattan Bank on August 4, 1999. Under the renegotiated terms, the Company may borrow, from time to time on an unsecured basis, up to $5 million for general working capital purposes. The Credit Facility, which requires annual renewal, provides for an interest rate equal to the bank's prime rate and an annual commitment fee of 1/2%. The Company's line of credit expires on June 30, 2000. As of November 12, 1999, the Company had no borrowings under the facility. Under the prior terms with the Company's Credit Facility with Chase Manhattan Bank, the Company could borrow, from time to time for general working capital purposes, up to $2 million. Any borrowings under the prior credit facility would be secured by the Company's receivables. The prior terms provided for an interest rate of 1% over the bank's prime rate and an annual commitment fee of 3/4%.

Note 5

STOCK SPLITS

On March 29, 1999, the Company's Board of Directors approved the declaration of a 3 for 2 stock split effective for shareholders of record on April 15, 1999. On August 12, 1999, the Company's Board of Director's approved the declaration of a 2 for 1 stock split effective for shareholders of record on September 1, 1999. The accompanying financial statements have been retroactively restated to reflect the stock splits.

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


                                                           MEDIA &           TELEVISION
                                      LICENSING        TV DISTRIBUTION       PRODUCTION            TOTAL
Nine Months Ended                   -------------      ---------------       ----------        -------------
September 30,

1999
  Revenues                          $ 23,274,356         $ 1,861,697          $  456,199       $ 25,592,252
  Amortization                                 -                   -           1,112,500          1,112,500
  Segment Profit (Loss)               17,421,811             111,438            (861,343)        16,671,906
  Segment Assets                      59,165,631           5,825,032           3,149,615         68,140,278

1998
  Revenues                          $  6,384,353         $   482,866          $  490,778       $  7,357,997
  Amortization                                 -                   -           1,018,231          1,018,231
  Segment Profit (Loss)                3,270,714          (1,245,724)           (621,703)         1,403,287
  Segment Assets                      13,084,686           7,094,010           4,044,480         24,223,176


Note 7

COMMITMENTS AND CONTINGENCIES

The master toy licensee ("Licensee") for Nintendo's Pokemon property and Nintendo of America Inc. ("Nintendo") have entered into an agreement (the "Agreement") modifying certain terms of their Merchandise License Agreement, dated as of May 14, 1998. Leisure Concepts, Incorporated, a wholly owned subsidiary of the Company, is Nintendo's exclusive Merchandising Licensing Agent for Pokemon outside of Asia.

Under the Agreement, the parties have agreed among other things that Licensee will pay a revised minimum guaranteed royalty for the period starting January 1, 2000 and ending December 31, 2001. This revised minimum guaranteed royalty is subject to reduction if certain conditions are not met. Because of the conditions and contingencies contained in the Agreement, the Company will only recognize revenue from the Agreement as royalties are earned and reported by Licensee to the Company over the two year term beginning January 1, 2000. Royalties reported by Licensee for the 1999 calendar year are unaffected by the revised terms. Licensee will report all such royalties under the Agreement. If all of the conditions under the Agreement are met and the full amount of the minimum guaranteed royalty is paid by Licensee, the Company's share would be approximately $30,000,000, which would be paid in two advances, one-half of which would be received on or before April 1, 2000 and one-half of which would be received on or before April 1, 2001.

Note 8

LITIGATION

In September, the Company announced that it has been named as a defendant in a lawsuit filed in the United States District Court for the Southern District of California. Also named as defendants in this lawsuit are Nintendo of America, Inc. and Wizards of the Coast, Inc. The lawsuit purportedly brought on behalf of a class of all persons who purchased a package of Pokemon trading cards, seeks to challenge longstanding practices in the trading card industry, including the practice of randomly inserting premium cards in packages of Pokemon cards. The lawsuit claims that these practices constitute illegal gambling activity in violation of California and federal law, including the RICO Act, and seeks an award of treble damages. The lawsuit has not specified the amount of damages sought. The Company believes that the practices which are subject of this lawsuit are well accepted business practices in the trading card industry and intends to defend the lawsuit vigorously. Additionally, the Company is indemnified by Wizards of the Coast under the Pokemon license Agreement.

Except for this lawsuit, as of November 12, 1999, there were no legal proceedings pending against the Company other than routine litigation incidental to its business.

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

Three and Nine Months Ended September 30, 1999 Compared to the three and Nine Months Ended September 30, 1998

Consolidated net revenue increased 511% or $14,076,869 for the three month period ended September 30, 1999 as compared to the same period in 1998. The nine month period consolidated net revenue increased 248% or $18,234,255 as compared to the nine month period ended September 30, 1998. The increase in net revenue for the three and nine month periods was primarily due to significant growth in licensing revenue from the "Pokemon" property. Additionally, increased licensing revenue was earned from the World Championship Wrestling "WCW" property. The Company's media buying and television distribution division recognized increased revenue over the three and nine month periods due to an increase in television distribution activities related to the "Pokemon" television program. The increase was partially offset by a decrease in media buying activity due to the loss of Tiger Electronics' media business, as a result of its acquisition by Hasbro, which was partially offset by new clients' advertising spending.

Selling, general and administrative expenses increased 106% or $2,080,590 and 63% or $3,262,325 for the three and nine month periods ended September 30, 1999 when compared to the prior year periods. These increases were primarily due to contractually based bonus accruals calculated on the Company's pre-tax income levels, which were higher in 1999 as a result of higher pre-tax income. Additionally, the Company incurred increased payroll and marketing costs associated with the Company's expanded licensing activities.

At September 30, 1999 there were approximately $3,272,000 of capitalized film production costs. These costs are primarily related to episodes of "WMAC Masters" and work related to the adaptation of episodes 53 to 104 of the "Pokemon" television series and the "Pokemon" feature film, "Mewtwo Strikes Back" coupled with a twenty minute short film entitled "Pikachu's Vacation", set for theatrical release November 10, 1999. "WMAC Masters" is a series of 26 half hour television programs produced by the Company's 4Kids Productions subsidiary. Amortization of capitalized film cost increased $940,581 and $94,269 for the three and nine months ended September 30, 1999 when compared to 1998. The 1999 amortization relates to the "WMAC Masters" television program. The 1999 charges occurred as a result of the Company's periodic evaluation of net realizable value of its capitalized costs. Amortization rates may change as a result of changes in estimated future revenue. The 1998 amortization relates to the "WMAC Masters" television program. At September 30, 1999 the percentage of total unamortized film cost expected to be amortized within the next three years exceeds 70%.

Interest income increased by approximately $216,000 and $391,000 for the three and nine month periods ending September 30, 1999 as compared to the same periods in 1998. This increase is attributable to higher levels of invested cash compared to the same periods in 1998.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

At September 30, 1999 the Company had working capital of $36,915,920 as compared to working capital of $10,823,815 at December 31, 1998, or an increase in working capital of $26,092,105. Cash and cash equivalents increased by $23,805,886 to $33,555,842 from December 31, 1998. The increase in cash and cash equivalents is due primarily to the strength of the Company's licensing business and the timing of advance payments and royalties due on licensing agreements. Additionally, cash also increased due to proceeds from the exercise of stock options during the nine month period ended September 30, 1999.

Accounts receivable, net (current and noncurrent) increased from $20,321,942 at December 31, 1998 to $21,968,171 at September 30, 1999. The increase is primarily due to the Company's licensing activities. The increase in licensing receivables was offset by a significant decrease in receivables from the Company's media buying activities. When the Company assumes payment obligation for the media it places on behalf of its clients, the Company records a receivable from its clients and a corresponding media payable for the gross amount of the media due. The seasonality of the Company's media business tends to generate higher receivables in the fourth quarter which are generally collected in the first quarter. There was a corresponding decrease in media payable of $9,122,815 for the nine month period ended September 30, 1999.

Amounts due to licensors, which represents the owner's share of royalties collected, increased by $13,759,239 to $17,449,821 from December 31, 1998. The increase is due to higher amounts of royalties and advances collected during the quarter which are payable to licensors after the close of the quarter.

In the opinion of management, the Company will be able to satisfy its foreseeable financial obligations from its current working capital. As described in Note 4 to the financial statements, the Company has established a $5,000,000 credit facility with Chase Manhattan Bank for general working capital purposes. As of November 12, 1999, there were no borrowings under this facility.

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

Internal systems and equipment
------------------------------

The Company has commenced a comprehensive program consisting of identifying, assessing and if necessary, upgrading and/or replacing its systems and equipment that may be vulnerable to Year 2000 problems. The first stage of this program, identifying the systems and equipment, has been substantially completed. The Company has prioritized the identified items as either critical or non-critical to the operations of the Company. The Company has made substantial progress through the final stages of this program, assessing and upgrading and/or replacing the equipment it has deemed to be non-compliant. The Company believes that it has completed all of its necessary upgrades and/or replacements and the testing of its systems as of September 1999.

Third party relationships
-------------------------

The Company has formally communicated with substantially all of its significant suppliers and customers to ascertain if those parties had appropriate plans to remedy Year 2000 issues as their systems may impact the operations of the Company. There can be no assurance, however, that the systems of other companies on which the Company's processes rely will be timely converted, or that a failure to successfully convert by another company, or a conversion that is incompatible with the Company's systems, would not have an impact on the Company's operations. The Company believes it has substantially completed its assessment of the status of its significant customers' and suppliers' compliance with the Year 2000 issues as of September 1999.

Contingency plans
-----------------

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

Costs/Risks
-----------

The Company has incurred approximately $75,000 in both hardware and software upgrade expenditures in connection with bringing its own systems and equipment into compliance for the Year 2000. The Company expects no material costs to be incurred in the fourth quarter. Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary systems and changes to address the Year 2000.

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

Forward-looking Statements
--------------------------

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

         None

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         Exhibit
         Number                    Description
         -------                   -----------

         27                        Financial Data Schedule

         (b)  Reports on Form 8-K

         Form 8-K filed October 22, 1999

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 1999

4KIDS ENTERTAINMENT, INC.

By: /s/ Alfred R. Kahn

Alfred R. Kahn
Chairman of the Board and
Chief Executive Officer

By: /s/ Joseph P. Garrity

Joseph P. Garrity
Executive Vice President
Chief Financial Officer