Form 10-K
period 1999-12-31
4 KIDS ENTERTAINMENT INC
filed 2000-03-31
CIK 58592

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                           Commission File No. 0-7843
                           --------------------------

                                    4Kids Entertainment, Inc.
             ------------------------------------------------
             (Exact name of registrant as specified in its charter)

            New York                                             13-2691380
-------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

      1414 Avenue of the Americas, New York, New York                     10019
-------------------------------------------------------------------------------
      (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code: (212) 758-7666
------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act: None
----------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock, $.01 par value
--------------------------------------------------
                                  (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                                  Yes X No ___

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on March 27, 2000 as reported on the Nasdaq National Market, was approximately $359,249,142. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value                           11,857,755
----------------------------       ------------------------------
     (Title of Class)              (No. of Shares Outstanding at March 27, 2000)

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2000 are incorporated by reference into Part III of this Form 10-K Report.

                                     PART I


Item 1. Business

      (a) General Development of Business. 4Kids Entertainment, Inc.,(the "Company") is a vertically integrated entertainment based company. The Company provides a comprehensive range of services including toy design and development, domestic and international merchandise licensing, media buying and planning, international and domestic television and movie distribution and television, music and film production.

The Company operates through four wholly-owned subsidiaries, Leisure Concepts, Inc., Leisure Concepts International, Inc., The Summit Media Group, Inc. and 4Kids Productions, Inc.

Leisure Concepts, Inc. is engaged primarily in the business of domestic and international licensing of the commercial rights to properties, personalities, and product concepts. Leisure Concepts typically acts as exclusive agent in connection with the grant to third parties of licenses to manufacture and sell all types of merchandise based on such properties, personalities and concepts. The licensing of these rights has been primarily in the areas of toys, electronic games, food, toiletries, apparel, house-wares and footwear industries. These rights are also licensed in connection with the production of television shows, motion pictures and publications such as magazines, books and comic strips.

Leisure Concepts International, Inc. based in the Company's London office, provides hands-on management of properties in the important United Kingdom and European marketplace.

The Summit Media Group, Inc. provides media planning, buying and marketing services primarily for toy and video game companies. Summit Media also provides television distribution services.

4Kids Productions, Inc. is a television, film, home video and music production company specializing in youth-oriented entertainment programming.

      (b) Financial Information About Industry Segments.

Financial information regarding industry segments can be found in note 11 to Notes to the Company's Consolidated Financial Statements.

      (c)   Narrative Description of the Business.

      (1) Licensing. The Company's licensing activities are conducted through its subsidiary, Leisure Concepts, Inc. ("LCI"). The licenses in this category of activity are typically based upon well-known personalities, fictional and fanciful characters, and established properties often from the entertainment field. These rights in some cases may be licensed from the owners of such properties and sublicensed to others, or LCI may acquire the right to represent such owners, usually exclusively, in the granting of such rights to third parties, negotiating licensing arrangements directly with manufacturers or users and supervising the implementation of the agreements.

      A license agreement offered to manufacturers in the industry or industries LCI considers appropriate, may provide the right to manufacture and sell a broad range of toy products of various categories (a "master toy license") or it may be limited to the right to manufacture and sell a specific product or product lines. The typical licensing arrangement provides for the payment of royalties based upon a percentage of the manufacturer's aggregate net sales, at wholesale, of the products in question. LCI usually retains as a commission between 10% and 40% of the owner's licensing royalties, which generally range from 4% to 15% of net wholesale sales.

      As part of the standard licensing arrangements, the manufacturer usually pays LCI a nonrefundable advance which is applied in most cases against a guaranteed minimum royalty. The percentage of sales or royalty rate, and any nonrefundable advance against guaranteed minimum payment, are negotiated for each transaction and vary from industry to industry and from property to property. Generally the term of the license runs for one to three years, and may be renewed by the licensee if certain minimum annual payments are received under the license agreement. In addition, the agreements usually provide that the rights under license will revert to the owner unless the manufacturer commences its marketing activities by a specified date and continues to market the products thereafter on a regular basis. The average start-up or lead time necessary for product manufacture and marketing is between approximately six and eighteen months. LCI does not assist in financing any of these endeavors.

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

      Licensing revenues accounted for approximately 82%, 60% and 38% of consolidated net revenues for the years ended December 31, 1999, 1998 and 1997, respectively.

      (2) Certain Licensed Properties Represented Exclusively by LCI Among the licensed properties represented exclusively by LCI are the following:

            o World Championship Wrestling ("WCW"), a division of Turner Sports and Time Warner, televised weekly through popular cable TV programs including "Monday Nitro", and "Thunder". The Company's agreement covers merchandise licensing rights on a worldwide basis and expires December 31, 2002 with one year extensions thereafter. LCI has entered into a long-term agreement with Toy Biz, Inc. for a WCW toy line, Electronic Arts, for WCW based video games, as well as 150 other licensees both domestically and internationally for the production of a broad range of WCW based products including themed restaurants, Master Cards and apparel.

            o Pokemon, Nintendo's popular Video game. The Company represents all merchandising and television and film distribution rights outside Asia. The term of the representation agreement for Pokemon expires December 2005 and extends each time new TV episodes are acquired by the Company. Pokemon started in Japan as a Nintendo Game Boy cartridge that involves finding, capturing, collecting and training 150 different Pokemon. LCI has signed Hasbro, Inc. as the master toy licensee and over 100 domestic licensees including Kraft, General Mills, Welch's, Conagra, Colgate-Palmolive, Scholastic and American Greetings for Pokemon

            o Nintendo of America Inc. ("Nintendo"). The Company has exclusive rights for the various characters, trademarks, and copyrights arising out of the software for the video games developed and owned by Nintendo including, Mario, Donkey Kong, Zelda, GameBoy and Nintendo N64. LCI represents Nintendo on a worldwide basis, other than Japan. The Company has represented Nintendo since 1988 under a one year renewable agreement. These video games ranked among the top toy sellers in the United States in 1997, 1998 and 1999.

            o Rare is one of Nintendo's most important game developers providing Nintendo with hit video game titles such as Goldeneye and Donkey Kong. The Company's representation of Rare includes the much anticipated release of the video game "Perfect Dark" scheduled for release in the second quarter of 2000. The Company represents Rare on a worldwide basis excluding Japan through December 31, 2002 with one year extensions thereafter.

            o James Bond 007; United Kingdom representation for this classic character of eighteen action films.

            o Cubix; a new computer animated television series being developed by the Company for estimated release in January 2001. The Company is developing Cubix in conjunction with Daiwon Animation of Seoul Korea. The Company's ownership rights are expected to include all television and merchandising rights to Cubix outside of Asia.

            o Tama and Friends; a Japanese animated television series developed by Sony Creative Products, Inc. Tama was originally broadcast in Japan. It is expected that the Company's 4Kids Productions subsidiary will adapt Tama for broadcast outside Japan and that the Company will represent television and merchandise licensing rights outside of Japan with an initial term expiring March 2007.

            o Flamehead; a character based on a successful youth apparel line owned by JNCO Inc. is the subject of a new animated television series. The Company will provide television distribution in the United States and have worldwide merchandise licensing rights for Flamehead with an initial term through December 2002.

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

      Examples of product concepts are "Quiz Wiz" and "2-XL," which the Company represents on a worldwide basis. "Quiz Wiz" is an electronic hand-held computer answer game. "2-XL" is an interactive toy robot that questions and teaches children about a variety of educational subjects.

      (5) Media Buying Planning and Television Distribution. The Company's subsidiary, The Summit Media Group, Inc. ("Summit Media"), provides clients with media planning, buying and marketing services, and television distribution services. These services accounted for 5%, 29% and 49% of consolidated net revenues for the years ended December 31, 1999, 1998 and 1997, respectively. Summit Media serves as the current television distributor for "Pokemon", and it is expected that Summit Media will also serve as the television distributor for "Cubix", "Tama and Friends" and "Flamehead" in the calendar years 2000 and 2001.

      (6) Television, Film, Music and Home Video Production. The Company's subsidiary, 4Kids Productions, Inc. ("4Kids Productions") is a television, film, music and home video production company specializing in youth-oriented entertainment programming. Entertainment production and programming accounted for 12%, 10% and 12% of consolidated net revenues for the years ended December 31, 1999, 1998 and 1997, respectively. 4Kids Productions is currently producing the American adaptation of the Japanese hit "Pokemon" which debuted in the United

States in September, 1998. After having adapted episodes 1-104 of the hit television series and the first "Pokemon" movie, 4Kids is currently adapting episodes 105-156 and the second full length "Pokemon" feature film to be released in the summer of 2000. Additionally, it is expected that 4Kids will produce the American adaptation of "Tama and Friends", a Japanese animated television program, and the new television production "Cubix".

      (7) Dependence on a Few Sources of Licensing Revenues. The Company typically derives a substantial portion of its licensing revenues from a small number of properties, which properties usually generate revenues only for a limited period of time. Because the Company's licensing revenues are highly subject to changing fashion in the toy and entertainment business, its licensing revenues from year to year from particular sources are subject to dramatic increases and decreases. It is not possible to precisely anticipate the length of time a project will be commercially successful, if at all. Popularity of properties can vary from months to years. In addition, the Company has little control over the timing of payments, some of which are made upon the execution and delivery of license agreements and others as royalties are reported. Because of this, the Company must continually seek new properties from which it can derive revenues.

      One property contributed licensing revenues individually in excess of 10% of consolidated net revenues for fiscal 1999. The only client/licensee which contributed revenues individually in excess of 10% of consolidated net revenues for fiscal 1999 was Hasbro,Inc. and its subsidiaries. In 1999, Hasbro contributed 39% of consolidated net revenues.

      (8) Trademarks and Copyrights. The Company generally does not own any trademarks or copyrights in properties which it licenses. These rights are typically owned by the creator or by the entity, such as a television producer, which may expend substantial amounts in developing or promoting the concept. However, the Company does own the copyrights and trademarks to "Charlie Chan" and "WMAC Masters".

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

      The Company's media buying, planning and television distribution activities as well as its television, music, film and home video production activities operate in highly competitive industries and face as competitors many companies with substantially greater resources and distribution networks than the Company.

      (11) Employees. As of March 27, 2000, the Company had a total of 72 full-time employees consisting of 47 employees in Licensing, 19 in Media and TV distribution and 6 in TV and film production.

Item 2. Properties

      The following table sets forth, with respect to properties leased (none are owned) by the Company at March 27, 2000, the location of the property, the date on which the lease expires and the use which the Company makes of such facilities:

                                                                                             Approximate
                                        Expiration                                              Square
Address                                  of Lease                     Use                        Feet
-------                                 ----------                    ---                    -----------
1414 Avenue of the Americas            May 31, 2004             Executive and Sales             13,900
New York, New York                                              Office, Media Buying
                                                                and Television
                                                                Production

116 Putney Bridge Road                 January 6, 2005          International Sales              4,000
Alice Court                                                     Office
London, England

      The Company considers that, in general, its physical properties are well maintained, in good operating condition and adequate for its purposes.

Item 3. Legal Proceedings

      In September 1999, the Company was named as a defendant in a lawsuit filed in the United States District Court for the Southern District of California. Also named as defendants in this lawsuit are Nintendo of America Inc. and Wizards of the Coast, Inc. The lawsuit purportedly brought on behalf of a class of all persons who purchased a package of Pokemon trading cards, seeks to challenge longstanding practices in the trading card industry, including the practice of randomly inserting premium cards in packages of Pokemon cards. The lawsuit claims that these practices constitute illegal gambling activity in violation of California and federal law, including the Federal Racketeer Influenced and Corrupt Organization Act, and seeks an award of treble damages. The lawsuit has not specified the amount of damages sought. In January 2000, the plaintiffs in the lawsuit filed an amended complaint making the same substantive allegations as in the original complaint. The Company has answered the amended complaint in the lawsuit denying all liability and all of the amended complaint's material allegations and asserting various affirmative defenses. The Company believes that the practices which are subject of this lawsuit are well accepted business practices in the trading card industry and intends to defend the lawsuit vigorously. Additionally, the Company is indemnified by Wizards of the Coast under the Pokemon license Agreement. The Company feels that the outcome will not have a material effect on its financial position or result of operations. Except for this lawsuit, as of March 27, 2000, there were no legal proceedings pending against the Company.

Item 4. Submission of Matters to a Vote of Security Holders

      During the Company's fiscal quarterly period ended December 31, 1999, there were no matters submitted to a vote of security holders.

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

      1999                             Low                              High
      ----                             ---                              ----
      First Quarter                    2.417                            12.958

      Second Quarter                   7.813                            12.500

      Third Quarter                    8.500                            37.750

      Fourth Quarter                   24.75                            93.250

      1998                             Low                              High
      ----                             ---                              ----
      First Quarter                    0.917                            1.625

      Second Quarter                   1.000                            3.333

      Third Quarter                    1.667                            2.896

      Fourth Quarter                   0.958                            4.458

      The above-mentioned stock prices have been adjusted to reflect the 3 for 2 stock split effective for shareholders of record on April 15, 1999 and the 2 for 1 stock split effective for shareholders of record on September 1, 1999.

     (b) Number of Holders of Common Stock. The number of holders of record of the Company's Common Stock on March 27, 2000 was 312, which does not include individual participants in security position listings.

      (c) Dividends. There were no dividends or other distributions made by the Company during 1999 or 1998. Future dividend policy will be determined by the Board of Directors based on the Company's earnings, financial condition, capital requirements and other existing conditions. It is anticipated that cash dividends will not be paid to the holders of the Company's Common Stock in the foreseeable future.

      (d) Stock Purchases. The Board of Directors has authorized the Company to acquire up to 495,000 shares of its Common Stock on Nasdaq or elsewhere. Such purchases are to be made out of the Company's surplus. No such purchases were made by the Company during 1999.

Item 6. Selected Financial Data

                                                               Year Ended December 31,
                                               ---------------------------------------
                                     1999          1998          1997          1996             1995
                                     ----          ----          ----          ----             ----
Total Net Revenues               $60,482,369   $14,767,429   $10,116,800    $6,977,327     $6,617,279

Net Income (Loss)                 23,638,426     2,743,069       739,135      (239,304)      (947,850)

Net Income (Loss) Per Common            2.20           .31           .08          (.03)          (.11)
Share-Basic

Net Income                              1.91           .27           .08          (.03)          (.11)
(Loss) Per Common Share-
Diluted

Weighted Average Common Shares    10,741,082     8,982,738     8,834,493     8,834,493      8,834,493
Outstanding-Basic

Weighted Average Common Shares    12,366,349    10,227,081     9,509,637     8,834,493      8,834,493
Outstanding-Diluted

The amounts shown above give effect to the April 1999 three for two and the September 1999 two for one stock splits described in Note 8 to the financial statements included herein. The Company did not declare or pay any cash dividends during the five-year period ended December 31, 1999.

At Year End                1999            1998           1997           1996           1995
-----------                ----            ----           ----           ----           ----
Total Assets           $127,103,647    $34,961,155    $39,319,077    $30,432,130    $25,968,575

Working Capital          56,982,147     10,823,815      6,823,466      5,342,436      6,894,818

Stockholders' Equity     60,942,916     15,405,255     12,128,739     11,389,604     11,628,908

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

General

      The Company receives revenues from a number of sources, principally licensing and media buying. The Company typically derives a substantial portion of its licensing revenues from a small number of properties, which properties usually generate revenues only for a limited period of time. Because the Company's licensing revenues are highly subject to changing fashion in the toy and entertainment business, its licensing revenues from year to year from particular sources are subject to dramatic increases and decreases. It is not possible to precisely anticipate the length of time a project will be commercially successful, if at all. Popularity of properties can vary from months to years. As a result, the Company's revenues and net income may fluctuate significantly between comparable periods. The Company's revenues have historically been primarily derived from the license of toy and game concepts. Thus, a substantial portion of the Company's revenues and net income are subject to the seasonal variations of the toy and game industry. Typically, a majority of toy orders are shipped in the third and fourth calendar quarters. In addition, the Company's media buying subsidiary concentrates its activities on the youth oriented market. As a result, most of its revenue is earned in the third and fourth quarters when the majority of toy and video game advertising occurs. In the Company's usual experience, its net income during the second half of the year will generally be greater than during the first half of the year. However, the Company has little control over the timing of payments, some of which are made upon the execution and delivery of license agreements.

Results of Operation

Twelve Months Ended December 31, 1999 compared to Twelve Months Ended December 31, 1998.

      Consolidated net revenue for the year ended December 31, 1999 increased 310% or $45,715,000 to $60,482,369 in 1999 from $14,767,429 in 1998. Increased licensing commission revenue resulted primarily from the strength of the Pokemon license. Pokemon licensed products were among the best selling toy items during the 1999 holiday season. Particularly strong were sales of Pokemon cards and Hasbro toys as well as many new licensees' products involved in a wide array of licensing activities. Additionally, the Company's licensing commission revenues from World Championship Wrestling" "WCW/NWO" merchandise increased over 1998 due to strong toy sales.

      Revenue from the Company's media and television distribution services decreased from 1998 performance. These activities totaled $3,111,305 or 5% of total net revenue for 1999 as compared to $4,328,808 or 29% in 1998. Commissions earned on media placed decreased as a result of the loss of Tiger Electronics' media business. In April 1998, Tiger Electronics was acquired by Hasbro, which resulted in the consolidation of Tiger Electronics' media buying into Hasbro's Media Agency. However, partially offsetting the decreased media buying commission were increased distribution revenues earned on the license of the Pokemon television series to Warner Bros. for broadcast on the Kids WB.

      The Company's television, film and home video production activities comprised approximately 12% and 11% of total net revenue for 1999 and 1998, respectively. This revenue related primarily to the "Pokemon" television programs and filmed entertainment.

      Selling, general and administrative expenses increased 114% or approximately $8,798,000 compared to 1998 primarily as a result of increased costs associated with performance based bonus payments which are tied to pre-tax earnings of the Company. Additionally, the Company's expanded licensing activities during 1999 required additional resources including, marketing creative services, sales, and legal costs. Overall selling, general and administrative expenses decreased as a percentage of net revenue to 27% in 1999 from 52% in 1998.

      At December 31, 1999 there were approximately $915,935 of capitalized film production costs, which primarily relates to 26 episodes of "WMAC Masters" and episodes 105-156 of "Pokemon" which are currently in production. Amortization of capitalized film costs increased by $1,185,106 for the year ended December 31, 1999 as compared to the prior year. Included in amortization expense for 1999 is an additional expense of approximately $2,031,000($919,000 in the fourth quarter) relating to the "WMAC Masters" television program. The charges occurred as a result of the Company's periodic evaluation of net realizable value of its capitalized costs. Amortization rates may change as a result of changes in estimated future revenue. At December 31, 1999 the percentage of unamortized film cost expected to be amortized within the next three years is over 70%.

      As a result of the above, the Company had net income for 1999 of $23,638,426 as compared to the reported net income in 1998 of $2,743,069.

Twelve Months Ended December 31, 1998 compared to Twelve Months Ended December 31, 1997.

      Consolidated net revenue for the year ended December 31, 1998 increased 46% or $4,650,629 as compared to the year ended December 31, 1997. Increased licensing commission revenue was recognized primarily from the "World Championship Wrestling" "WCW/NWO" as well as revenue from the "Pokemon" property as a result of the master toy agreement signed with Hasbro, Inc. for the Pokemon property. Licensing commission revenue from the "WCW/NWO" property increased due to licenses granted to Electronic Arts for the video game rights as well as many new licensees involved in a wide array of licensing activities. The Company also recognized increased licensing commission revenue from continued strong sales of the Nintendo James Bond 007 "Golden Eye" video game licensed to Nintendo. Offsetting these gains were decreased licensing commission revenue from some of the Company's more mature properties licensed through the Company's international office in London.

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

Liquidity and Capital Resources

      At December 31, 1999, the Company had working capital of $56,982,147 as compared to working capital of $10,823,844 at December 31, 1998. Cash and cash equivalents increased by $64,677,170 to $74,427,126 from December 1998. The increase in cash equivalents is primarily due to the increased levels of royalties collected from the Company's licensing businesses. Accordingly, the increased royalty collections also increase the amounts due to licensors as described below.

      Accounts receivable, net (current and non-current) increased to $47,329,385 at December 31, 1999 from $20,321,942 at December 31, 1998. This increase is primarily due to higher amounts of earned royalties representing the Company's share of royalties due for the fourth quarter of 1999 which are payable by licensees in the first quarter of 2000.

      Amounts due to licensors, which represent the owners share of royalties collected at December 31,1999, increased by $53,344,409 to $57,034,991 from December 31, 1998. The increase is primarily due to higher royalties collected during the fourth quarter of 1999 as compared to the prior year, which are paid to licensors in the first quarter of 2000.

      In the opinion of management, the Company will be able to finance its business as currently conducted from its current working capital and the $5,000,000 credit facility with The Chase Manhattan Bank, discussed in Note 10 to the financial statements. As of March 21, 2000 there were no amounts outstanding under this facility. As the Company explores new and expanded opportunities in the youth oriented entertainment market, including television production, it may seek additional financing alternatives.

Forward-looking Statements

      Sections of this Annual Report contain forward-looking statements, including, without limitation, statements concerning possible or assumed future results of operations of the Company preceded by, followed by or that include the words "believes," "expects," "anticipates," "estimates," "intends," "plans" or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995.

      Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Due to the fact that the Company faces competition from toy companies, motion picture studios and other licensing companies, and the uncertainty of the public's response to the Company's properties, actual results or outcomes may differ materially from any such forward-looking statements.

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

Item 9. Changes in and Disagreements With Accountants in
        Accounting and Financial Disclosure

      None

                                    PART III

Item 10. Directors and Executive Officers of the Company

      Incorporated by reference to the Company's Definitive Proxy Statement on
Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year for information concerning directors and officers of the Company.

Item 11. Executive Compensation

      Incorporated by reference to the Company's Definitive Proxy Statement on
Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year for information concerning executive compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Incorporated by reference to the Company's Definitive Proxy Statement on
      Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year for information concerning security ownership of each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, of each director of the Company and all officers and directors as a group.

Item 13. Certain Relationships and Related Transactions

Incorporated by reference to the Company's Definitive Proxy Statement on
Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year for information concerning certain relationships and related transactions.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   1. Financial Statements:

      The following Consolidated Financial Statements of 4Kids Entertainment, Inc. and Subsidiaries are included in Item 8:

                                                                     Page
                                                                     Number
                                                                     ------

Independent Auditors' Report                                         F-1

Consolidated Balance Sheets -December 31, 1999 and 1998              F-2

Consolidated Statements of Income - Years Ended
  December 31, 1999, 1998 and 1997                                   F-3

Consolidated Statements of                                           F-4
Stockholders' Equity - Years
Ended December 31, 1999, 1998
and 1997

Consolidated Statements of                                           F-5
Cash Flows - Years Ended
December 31, 1999, 1998 and 1997

Notes to Consolidated Financial Statements                           F-6 to F-16

(a)   2. and (d) Financial Statement Schedules:

      All schedules have been omitted because they are inapplicable, not required, or the information is included in the financial statements or notes thereto.

(a)   3. and (c) Exhibits. See Index of Exhibits annexed hereto.

(b)   Reports on Form 8-K

      The Company filed a Current Report on Form 8-K on October 22, 1999.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2000     4KIDS ENTERTAINMENT, INC.

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

Date: March 30, 2000
                                                        Alfred R. Kahn,
                                                    Chairman of the Board,
                                                   Chief Executive Officer and
                                                            Director

Date: March 30, 2000
                                                           Jay Emmett,
                                                            Director

Date: March 30, 2000
                                                           Joel Cohen,
                                                            Director

Date: March 30, 2000
                                                       Joseph P. Garrity,
                                                    Executive Vice President,
                                                  Treasurer, Principal Financial
                                                 Officer, Principal Accounting
                                                       Officer and Director

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

      (14) Incorporated by reference to Current Report on Form 8-K dated May 29, 1997.

      (15) Incorporated by reference to 1997 Proxy Statement.

      (16) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1996.

      (17) Incorporated by reference to Proxy Statement for Annual Meeting of Shareholders held April 30, 1998.

                          INDEPENDENT AUDITORS' CONSENT

      We hereby consent to the incorporation by reference in Registration Statement Nos. 33-11718, 33-60928, 333-02289, 333-58555 and 333-83153 of 4Kids
Entertainment, Inc. on Form S-8 of our report dated March 29, 2000 appearing in this Annual Report on Form 10-K of 4Kids Entertainment, Inc. for the year ended December 31, 1999.

Deloitte & Touche LLP
New York, New York

March 27, 2000

4Kids Entertainment,
Inc. and Subsidiaries

Consolidated Financial Statements for the
Years Ended December 31, 1999, 1998 and 1997, and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of 4Kids Entertainment, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of 4Kids Entertainment, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of 4Kids Entertainment, Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

Deloitte & Touche, LLP
New York, New York

March 27, 2000

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
------------------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                                1999                   1998

CURRENT ASSETS:
  Cash and cash equivalents                                                                      $ 74,427,126           $  9,749,956
  Accounts receivable - net (Notes 2 and 6)                                                        45,543,575             17,694,262
  Film inventory - net (Note 3)                                                                       155,353              1,079,677
  Prepaid/refundable income taxes (Note 5)                                                          1,815,434                324,864
  Prepaid expenses and other current assets                                                         1,201,390              1,151,974
                                                                                                 ------------           ------------
           Total current assets                                                                   123,142,878             30,000,733

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS -
  Net of accumulated depreciation and amortization
  of $1,484,020 and $1,384,137                                                                        217,025                174,783

ACCOUNTS RECEIVABLE - Noncurrent, net (Notes 2 and 6)                                               1,785,810              2,627,680

FILM INVENTORY - Noncurrent, net (Note 3)                                                             760,582              1,875,000

DEFERRED INCOME TAXES - Noncurrent (Note 5)                                                           535,553                     --

SECURITY DEPOSITS AND OTHER ASSETS                                                                    661,799                282,959
                                                                                                 ------------           ------------
TOTAL ASSETS                                                                                     $127,103,647           $ 34,961,155
                                                                                                 ============           ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Due to licensors (Note 2)                                                                      $ 57,034,991           $  3,690,582
  Media payable (Note 2)                                                                            2,353,732             11,460,913
  Accounts payable and accrued expenses                                                             5,564,361              1,285,624
  Income Taxes payable                                                                                 34,841              1,750,799
  Deferred tax liability (Note 5)                                                                   1,172,806                989,000
                                                                                                 ------------           ------------
           Total current liabilities                                                               66,160,731             19,176,918
DEFERRED INCOME TAXES - Noncurrent (Note 5)                                                                --                379,012
                                                                                                 ------------           ------------
           Total liabilities                                                                       66,160,731             19,555,930
                                                                                                 ------------           ------------

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (Notes 7, 8 and 10):
  Preferred stock, $.01 par value - authorized, 3,000,000 shares;
    none issued                                                                                            --                     --
  Common stock, $.01 par value - authorized, 20,000,000 shares;
    issued, 11,857,755 and 9,188,205 shares                                                           118,578                 91,882
  Additional paid-in capital                                                                       26,773,458              4,900,889
  Retained earnings                                                                                34,050,880             10,412,454
                                                                                                 ------------           ------------
           Total stockholders' equity                                                              60,942,916             15,405,225
                                                                                                 ------------           ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $127,103,647           $ 34,961,155
                                                                                                 ============           ============

                See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
------------------------------------------------------------------------------------------------------------------------------------

                                                                                  1999                 1998                 1997
REVENUES:
  Net revenues (Notes 4 and 6)                                                 $60,482,369          $14,767,429          $10,116,800
                                                                               -----------          -----------          -----------

COSTS AND EXPENSES:
  Selling, general and administrative (Note 10)                                 16,483,390            7,685,887            7,209,817
  Amortization of capitalized film costs (Note 3)                                3,887,350            2,702,244            1,634,762
                                                                               -----------          -----------          -----------

           Total costs and expenses                                             20,370,740           10,388,131            8,844,579
                                                                               -----------          -----------          -----------

                                                                                40,111,629            4,379,298            1,272,221

INTEREST INCOME                                                                  1,159,797              335,771               70,914
                                                                               -----------          -----------          -----------

INCOME BEFORE INCOME TAX
  PROVISION                                                                     41,271,426            4,715,069            1,343,135

INCOME TAX PROVISION (Note 5)                                                   17,633,000            1,972,000              604,000
                                                                               -----------          -----------          -----------

NET INCOME                                                                     $23,638,426          $ 2,743,069          $   739,135
                                                                               ===========          ===========          ===========

PER SHARE AMOUNTS (Note 9):
  Basic earnings per common share                                              $      2.20          $      0.31          $      0.08
                                                                               ===========          ===========          ===========

  Diluted earnings per common share                                            $      1.91          $      0.27          $      0.08
                                                                               ===========          ===========          ===========

  Weighted average common shares
      outstanding - basic (Note 10)                                             10,741,082            8,982,738            8,834,493
                                                                               ===========          ===========          ===========

  Weighted average common share
      outstanding - diluted (Note 10)                                           12,366,349           10,227,081            9,509,637
                                                                               ===========          ===========          ===========

                See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
------------------------------------------------------------------------------------------------------------------------------------

                                                                                      Additional
                                                         Common Stock                 Paid-in            Retained
                                                    Shares           Amount           Capital            Earnings           Total

BALANCE, DECEMBER 31, 1996                        2,944,831      $     29,448      $  4,429,906       $  6,930,250      $ 11,389,604

  Net income                                             --                --                --            739,135           739,135
                                               ------------      ------------      ------------       ------------      ------------

BALANCE, DECEMBER 31, 1997                        2,944,831            29,448         4,429,906          7,669,385        12,128,739
  Proceeds from exercise of
    stock options                                   117,904             1,179           230,568                 --           231,747
  Tax benefit from exercise of
    stock options                                        --                --           301,670                 --           301,670
  Net income                                             --                --                --          2,743,069         2,743,069
                                               ------------      ------------      ------------       ------------      ------------

BALANCE, DECEMBER 31, 1998                        3,062,735            30,627         4,962,144         10,412,454        15,405,225
  3 for 2 and 2 for 1
    stock splits                                  6,125,470            61,255           (61,255)                --                --
  Proceeds from exercise of
    stock options                                 2,669,550            26,696         3,472,655                 --         3,499,351
  Tax benefit from exercise of
    stock options                                        --                --        18,399,914                 --        18,399,914
  Net income                                             --                --                --         23,638,426        23,638,426
                                               ------------      ------------      ------------       ------------      ------------

BALANCE, DECEMBER 31, 1999                       11,857,755      $    118,578      $ 26,773,458       $ 34,050,880      $ 60,942,916
                                               ============      ============      ============       ============      ============

                See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
------------------------------------------------------------------------------------------------------------------------------------

                                                                               1999                   1998                    1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $ 23,638,426          $  2,743,069          $    739,135
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                               108,699               124,514               107,742
    Amortization of capitalized film costs                                    3,887,350             2,702,244             1,634,762
    Provision for losses on accounts receivable                                 827,840               352,500                    --
    Deferred income taxes                                                      (892,759)              484,598                84,000
    Changes in operating assets and liabilities:
      Accounts receivable - net                                             (27,835,283)            9,768,664           (10,553,753)
      Film inventory - net                                                   (1,848,608)           (1,140,912)             (453,332)
      Prepaid/refundable income taxes                                        (1,490,570)             (321,585)              519,484
      Prepaid expenses and other current assets                                 (49,416)              (89,975)              (53,699)
      Security deposits and other assets                                       (378,840)                8,503               (44,683)
      Due to licensors                                                       53,344,409               209,814             2,063,809
      Media payable                                                          (9,107,181)          (10,130,259)            5,552,598
      Income taxes payable                                                   (1,715,958)            1,443,769               307,030
      Accounts payable and accrued expenses                                   4,278,737               357,670               140,375
                                                                           ------------          ------------          ------------

           Net cash provided by operating activities                         42,766,846             6,512,614                43,468
                                                                           ------------          ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                           (150,941)             (101,648)              (68,165)
                                                                           ------------          ------------          ------------

           Net cash used in investing activities                               (150,941)             (101,648)              (68,165)
                                                                           ------------          ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term bank note                                                 --                    --               400,000
  Repayment of short-term bank note                                                  --                    --              (400,000)
  Proceeds from exercise of stock options
    and related tax benefit                                                  22,061,265               533,417                    --
                                                                           ------------          ------------          ------------

           Net cash provided by financing activities                         22,061,265               533,417                    --
                                                                           ------------          ------------          ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         64,677,170             6,944,383               (24,697)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                  9,749,956             2,805,573             2,830,270
                                                                           ------------          ------------          ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                     $ 74,427,126          $  9,749,956          $  2,805,573
                                                                           ============          ============          ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
  Interest                                                                 $         --          $       --            $      5,806
                                                                           ============          ============          ============
  Income Taxes                                                             $  3,324,329          $     17,000          $      7,091
                                                                           ============          ============          ============

                See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED December 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

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

      Licensing Business - Through the Company's wholly-owned subsidiaries of Leisure Concepts, Inc. and Leisure Concepts International, Inc., the Company's licensing subsidiaries are engaged primarily in the business of licensing the commercial rights to properties, personalities, and product concepts. The Company typically acts as exclusive agent in connection with the grant to third parties of licenses to manufacture and sell all types of merchandise based on properties, personalities and concepts. The licensing of these rights has been primarily in the area of toys, games and other juvenile merchandise. Grants have also been made in other fields, including the food, toiletries, houseware, apparel and footwear industries. Additionally, these rights are licensed in connection with the production of television shows, motion pictures and publications such as magazines, juvenile books and comic strips.

      These license agreements often include nonrefundable minimum guaranteed royalties which are payable by the licensee. The Company records as commission revenue its proportionate share of the minimum guarantee when all material terms or contingencies of the contracts have been agreed to by the parties and a cash payment or reasonable assurance of collectability is received. It is at this point that the Company has substantially performed all of its obligations under the contract.

      For contracts not providing minimum guaranteed royalties and for royalty amounts in excess of the minimum guarantee, the Company records commission revenue based upon its share of earned royalties from the sales of the related property.

      Television, Film and Video Productions - Through the Company's wholly-owned subsidiary, 4Kids Productions, Inc., the Company accounts for its activities associated with the production of entertainment programming in accordance with Statement of Financial Accounting Standards No. 53 ("SFAS No. 53"), Financial Reporting by Producers and Distributors of Motion Picture Films. Under SFAS No. 53, the Company capitalizes costs associated with each individual production. The capitalized costs are classified into current and noncurrent assets depending on an estimate of when revenues associated with those costs are anticipated to be recognized. Such costs are amortized against the related revenue as such revenue is recognized. Amortization rates may change as a result of changes in estimated future revenue. Periodically, the Company evaluates the anticipated future revenue against the net realizable value of the capitalized costs and, where appropriate, reduces the carrying value of such costs to their estimated net realizable amount which would result in a corresponding charge to earnings.

      Media Buying, Planning and Distribution Services - Through the Company's wholly-owned subsidiary, The Summit Media Group, Inc. ("Summit Media"), the Company provides media planning and buying services for both print and broadcast. Summit Media is compensated based on a percentage of the media it places. Such revenue is recognized at the time the related media runs. Summit Media also provides television distribution services for which it receives a fee based on a percentage of the license fee paid by the broadcaster or, in the case of syndicated programming, a percentage of the advertising sales generated by the related program. Such revenue is recognized at the time the distribution services are completed and the license fee or the advertising sales of the related program are reasonably known. Summit Media will reflect a liability for media payable and a corresponding receivable from its clients in circumstances where Summit Media assumes the payment obligation for advertising media commitments.

      Furniture, Fixtures and Computer Equipment - Furniture, equipment and leasehold improvements are recorded at cost. Depreciation is computed using various methods over the estimated lives of the assets.

      Imputed Interest - The Company imputes interest on the noncurrent portion of accounts receivable at an average rate of 7% for 1999 and 1998.

      Cash and Cash Equivalents - At December 31, 1999 and 1998, the Company had cash equivalents consisting primarily of funds invested in A-1, P-1 rated commercial paper and Treasury bills of approximately $73,918,572 and $9,251,340 respectively, with original maturities of 90 days or less. Included in cash and cash equivalents are accounts in various banks which maintain balances in excess of the FDIC insured limit of $100,000 per bank. At December 31, 1999 and 1998 respectively, the excess cash amounted to a total of $408,554 and $398,616.

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

      New Accounting Pronouncements - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of position and measurement of these instruments at fair value. The statement is effective for fiscal years beginning after June 15, 2000. Management believes that adopting this Statement will not have a material impact on the financial position, results of operations or cash flows of the Company.

2. ACCOUNTS RECEIVABLE AND MEDIA PAYABLE/DUE TO LICENSORS

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

      Additionally, accounts receivable include amounts due from clients for earned commissions and the cost of related media placed on their behalf in circumstances where the Company has assumed the payment obligation for such media. In such circumstances, the Company will record a corresponding liability for media payable. Accounts receivable consist of the following:

                                                         December 31,
                                                 1999                  1998

Gross accounts receivable                       $ 47,650,180       $ 20,838,613
Allowance for doubtful accounts                     (320,795)          (516,671)
                                                ------------       ------------

                                                  47,329,385         20,321,942

Less long-term portion                             1,785,810          2,627,680
                                                ------------       ------------

                                                $ 45,543,575       $ 17,694,262
                                                ============       ============

3. FILM INVENTORY

      At December 31, 1999, there was $915,935 of capitalized film costs, which relate to two completed works and two works in progress. Amortization of capitalized film cost was $3,887,350, $2,702,244 and $1,634,762 in 1999,
      1998 and 1997, respectively. Inclusive in the amortization above, the Company recorded charges of approximately $2,031,000, $1,424,000 and $702,000, respectively, to reduce the carrying value of film inventory primarily related to producing "WMAC Masters" and "Monster Wars" television programs. These reductions of carrying values were based on the Company's periodic evaluation of anticipated future revenue against the net realizable value of capitalized cost. Film inventory consists of the following components:

                                                       December 31,
                                                1999                 1998

      Opening balance                        $ 2,954,677          $ 4,516,009

      Additions                                1,848,608            1,140,912
                                             -----------          -----------

                                               4,803,285            5,656,921
      Amortization                            (3,887,350)          (2,702,244)
                                             -----------          -----------

      Ending Balance                             915,935            2,954,677
      Less noncurrent portion                   (760,582)          (1,875,000)
                                             -----------          -----------

                                             $   155,353          $ 1,079,677
                                             ===========          ===========

4. REVENUES/MAJOR CUSTOMERS

      Licensing commission revenues included on the Statements of Income are net of licensor participations of approximately $142,433,000 in 1999, $26,473,000 in 1998 and $7,232,000 in 1997.

      The percentages of revenue from major properties and customers/licensees are as follows:

                                                                                      Year Ended December 31,
                                                                                       1999     1998     1997
      Percentage of revenue derived from major properties (revenue in
          excess of 10 percent of total revenue)                                        82%      52%      10%

        Number of major properties                                                       1        3        1

        Percentage of revenue derived from major customers/licensees
          (revenue in excess of 10 percent of total revenue)                            39%      14%      25%

        Number of major customers/licensees                                              1        1        1

      Additionally, through the Company's London office and network of international subagents, which allow it to license its properties through the world, the Company recognized approximately $673,000, $446,000 and $841,000 in net revenue from international sources, primarily in Europe, for 1999, 1998 and 1997, respectively.

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

      The income tax provision includes the following:

                                            Years Ended December 31,
                                  1999                1998               1997

     Current:
       Federal                $ 13,507,000       $  1,120,000      $    490,000
       State and local           5,019,000            367,000            30,000
                              ------------       ------------      ------------
                                18,526,000          1,487,000           520,000
                              ------------       ------------      ------------
     Deferred:
       Federal                    (727,000)           383,000           (82,000)
       State and local            (166,000)           102,000           166,000
                              ------------       ------------      ------------
                                  (893,000)           485,000            84,000
                              ------------       ------------      ------------
                              $ 17,633,000       $  1,972,000      $    604,000
                              ============       ============      ============

      The provision for taxes as reported is different than the tax provision computed by applying the statutory Federal rate of 35 percent. The differences are as follows:

                                                                   Years Ended December 31,
                                                               1999          1998           1997

Income before income tax provision                         $41,271,426   $ 4,715,069   $ 1,343,135
                                                           ===========   ===========   ===========

Provision at the statutory Federal rate                    $14,445,000   $ 1,603,000   $   457,000

Provision for state and local income taxes net of
  Federal income tax benefit                                 3,154,000       310,000       129,000

Other                                                           34,000        59,000        18,000
                                                           -----------   -----------   -----------
                                                           $17,633,000   $ 1,972,000   $   604,000
                                                           ===========   ===========   ===========

      Income tax benefits, which related to the exercise of non-qualified stock options reduced current taxes payable and increased additional paid-in capital by approximately $18,400,000 and $302,000 in 1999 and 1998, respectively.

      The Company's deferred tax liabilities are net of deferred tax assets of approximately $1,557,000 and $783,000 at December 31, 1999 and 1998,
      respectively. The components of the deferred tax balances at December 31, 1999 and 1998 are as follows:

                                                                   Years Ended December 31,
                                                                    1999            1998
Commissions on guarantees not currently recognized for
  tax reporting purposes                                         $(2,032,000)   $(2,151,000)

Tax benefit of state and local tax loss carryforwards               (162,000)             --

Provision for doubtful accounts not currently deductible
  for tax reporting purposes                                         138,000        222,000

Film inventory valuation adjustment not currently
  deductible for tax reporting purposes                            1,419,000        561,000
                                                                 -----------    -----------
                                                                 $  (637,000)   $(1,368,000)
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

      The Company provided certain services to Tiger during 1998 and 1997. These transactions accounted for approximately $2,080,000 and $2,550,000 of net revenue in 1998 and 1997, respectively.

7. STOCK OPTIONS

      The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net income and net income per share would have been decreased by approximately $2,745,000, 518,000 and $239,000, or $.23 , $.06 and $.04 basic earnings per share for 1999, 1998 and 1997, respectively. The weighted average fair value of options granted was $20.77, $1.05 and $.38 during 1999,1998 and 1997, respectively. The fair value of the options granted during 1999, 1998 and 1997 are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0% for all years, volatility of 114%, 85% and 70% for 1999, 1998 and 1997, respectively, risk-free interest rate of 6.55%, 5.14% and 7% for 1999, 1998 and 1997, respectively, and an expected life of three years based on the estimated holding period giving consideration to past experience and current stock price levels.

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

      The Company has outstanding stock options as follows:

                                                                                                         Weighted
                                                                                                          Average
                                                                                      Exercise Price     Exercise
                                                                 Options                Per Share          Price

Outstanding at December 31, 1996                                3,747,000          $0.771  -  $ 3.417     $1.710
                                                                =========          ======     =======     ======

Options granted                                                 1,252,500           0.458  -    0.528      0.463
Options expired                                                  (600,000)          1.667  -    1.917      1.793
                                                                ---------          ------  -  -------     ------

Outstanding at December 31, 1997                                4,399,500           0.458  -    3.417      1.367
                                                                =========          ======     =======     ======

Options granted                                                   993,000           0.917  -    3.104      1.923
Options expired                                                   (94,500)          2.042  -    3.250      2.617
Options exercised                                                (353,712)          0.458  -    0.875      0.653
                                                                ---------          ------  -  -------     ------

Outstanding at December 31, 1998                                4,944,288           0.458  -    3.104      1.433
                                                                =========          ======     =======     ======

Options granted                                                   265,000          10.313  -   33.280     29.380
Options expired                                                   (15,000)          3.250  -    3.250      3.250
Options exercised                                              (2,669,550)          0.528  -    3.104      1.310
                                                                ---------          ------  -  -------     ------

Outstanding at December 31, 1999                                2,524,738           0.458  -   33.281      4.500
                                                                =========          ======     =======     ======

Exercisable at December 31, 1999                                2,442,238          $0.458  -  $33.281     $3.740
                                                                =========          ======     =======     ======

      Under the Company's various stock option plans, 260,000 of the Company's common stock were available at December 31, 1999 for future issuance.

      At December 31, 1999, there were 2,784,738 shares of the Company's common stock reserved for stock options. The following table summarizes information about fixed-price stock options outstanding at December 31, 1999:

                                                       Options Outstanding                            Options Exercisable
                                    --------------------------------------------------------       ---------------------------
                                                                                    Weighted                          Weighted
                                       Number            Weighted Average            Average           Number          Average
              Range of              Outstanding              Remaing                Exercise       Exercisable        Exercise
           Exercise Prices          at 12/31/99         Contractual Life              Price         at 12/31/99         Price
        $ 0.4583 - $  1.8958         1,653,238              4 years                 $  1.03          1,653,238         $ 1.03
        $ 2.6875 - $ 10.3125           651,500              5 years                 $  3.59            629,000         $ 3.35
        $33.2813 - $ 33.2813           220,000              7 years                 $ 33.28            160,000         $ 33.28
                                     ---------                                                       ---------
                                     2,524,738                                                       2,442,238
                                     =========                                                       =========

8. STOCK SPLITS

      On March 29, 1999 the Company's Board of Directors approved the declaration of a 3 for 2 stock split effective for shareholders of record on April 15, 1999. On August 12, 1999, the Company's Board of Directors approved the declaration of a 2 for 1 stock split effective for shareholders of record on September 1, 1999.

      The effect of the stock splits have been recognized retroactively in the shareholders' equity accounts on the balance sheets as of December 31, 1999 and in all share and per share data in the accompanying consolidated financial statements, notes to financial statements and supplemental financial data. Shareholders' equity accounts have been restated to reflect the reclassification of an amount equal to par value of the increase in issued common shares from the additional paid-in capital account.

9. EARNINGS PER SHARE

      The Company applies Statement of Accounting Standards ("SFAS") No. 128 "Earnings per Share" which requires the computation and presentation of earnings per share ("EPS") to include basic and diluted EPS. Basic EPS is computed based solely on the weighted average number of common shares outstanding during the period. Diluted EPS reflects all potential dilution of common stock. The following table reconciles Basic EPS with Diluted EPS for the three years ended December 31, 1999.

                                                                        For the Year Ended 1999
                                                               Income             Shares         Per Share
Basic earnings per share:
  Income available to common shareholders                    $ 23,638,426        10,741,082       $   2.20

Effect of dilutive security:
  Stock options                                                        --         1,625,267             --
                                                             ------------        ----------       --------

Diluted earnings per share                                   $ 23,638,426        12,366,349       $   1.91
                                                             ============        ==========       ========


                                                                        For the Year Ended 1998
                                                               Income             Shares         Per Share
Basic earnings per share:
  Income available to common shareholders                    $  2,743,069         8,982,738       $   0.31

Effect of dilutive security:
  Stock options                                                        --         1,244,343             --
                                                             ------------        ----------       --------

Diluted earnings per share                                   $  2,743,069        10,227,081       $   0.27
                                                             ============        ==========       ========

                                                                        For the Year Ended 1997
                                                               Income             Shares         Per Share
Basic earnings per share:
  Income available to common shareholders                    $    739,135         8,834,493       $   0.08

Effect of dilutive security:
  Stock options                                                        --           675,144             --
                                                             ------------        ----------       --------

Diluted earnings per share                                   $    739,135         9,509,637       $   0.08
                                                             ============        ==========       ========

      Options to purchase 0, 1,080,000 and 2,520,000 shares of common stock at prices ranging from $.7708 - $3.42 per share were outstanding in 1999, 1998 and 1997 respectively, but were not included in the computation of diluted earnings per share because their effect would have been antidilutive.

10. COMMITMENTS AND CONTINGENCIES

a. Bonus Plan - Bonuses under the Bonus Plan are based upon an amount up to 14 percent of pretax profits. Key officers and employees, as designated by the Board of Directors, can be included in the Bonus Plan. For 1999, 1998 and 1997, the Board of Directors, under the Bonus Plan, awarded the Chairman and Chief Executive Officer of the Company approximately $4,671,000, $557,000 and $177,000, respectively. An additional amount of approximately $1,168,000, $139,000 and $35,000 under the Bonus Plan was granted to two employees, one of which was an officer, in 1999, 1998 and 1997, respectively.

b. Leases - The Company leases certain office and administrative facilities. Commitments for minimum rentals under noncancellable leases at the end of 1999 are as follows:

      Year Ending
      December 31,                                 Amount

        2000                                    $  408,080
        2001                                       408,080
        2002                                       408,080
        2003                                       408,080
        2004                                       195,714
      Thereafter                                    44,024
                                                ----------
                                                $1,872,058
                                                ==========

      Rent expense for all operating leases charged against earnings amounted to $438,534, $421,024 and $445,136 in 1999, 1998 and 1997, respectively.

c. Litigation - In September 1999, the Company was named as a defendant in a lawsuit filed in the United States District Court for the Southern District of California. Also named as defendants in this lawsuit are Nintendo of America Inc. and Wizards of the Coast, Inc. The lawsuit purportedly brought on behalf of a class of all persons who purchased a package of Pokemon trading cards, seeks to challenge longstanding practices in the trading card industry, including the practice of randomly inserting premium cards in packages of Pokemon cards. The lawsuit claims that these practices constitute illegal gambling activity in violation of California and federal law, including the Federal Racketeer Influenced and Corrupt Organization Act, and seeks an award of treble damages. The lawsuit has not specified the amount of damages sought. The Company believes that the practices which are subject of this lawsuit are well accepted business practices in the trading card industry and intends to defend the lawsuit vigorously. Additionally, the Company is indemnified by Wizards of the Coast under the Pokemon License Agreement. Except for this lawsuit, as of March 23, 2000, there were no other legal proceedings pending against the Company. The Company feels that the outcome will not have a material effect on their financial position or result of operations.

d. Credit Facility -The Company's line of credit (the "Credit Facility") from Chase Bank expires in June 2000. Under the terms of the agreement, the Company may borrow from time to time for general working capital purposes up to $5,000,000. Any borrowings under the credit facility would be secured by the Company's receivables. The Credit Facility provides for interest at the bank's prime rate and an annual commitment fee of 1/2%. As of December 31, 1999 and 1998, the Company had no borrowings under the Credit Facility.

e. Employment Contracts - The Company has employment agreements and arrangements with its executive officers and certain management personnel. The agreements generally continue until terminated by the executive or the Company, and provide for severance payments under certain circumstances. The majority of the agreements and arrangements provide the employees with certain additional rights after a Change of Control (as defined) of the Company occurs. The agreements include a covenant against competition with the Company, which extends for a period of time after termination for any reason. As of December 31, 1999, if all of the employees under contract were terminated by the Company without good cause or following a Change of Control, (as defined) under these contracts, the Company's liability would be approximately $5,224,000.

      These employment agreements provide for an aggregate minimum annual base compensation of $1,395,000 expiring on various dates through 2003.

f. Master Toy Licensee- The master toy licensee ("Licensee") for Nintendo's Pokemon property and Nintendo of America Inc. ("Nintendo") have entered into a new agreement (the "Agreement") dated September 30, 1999 modifying certain terms of their Merchandise License Agreement, dated as of May 14, 1998. Leisure Concepts, Incorporated, a wholly owned subsidiary of the Company, is Nintendo's exclusive Merchandise Licensing Agent for Pokemon outside Asia.

      Under the Agreement, the parties have agreed among other things that Licensee will pay a minimum royalty for the period starting January 1, 2000 and ending December 31, 2001. This minimum guaranteed royalty is subject to reduction if certain conditions are not met. Because of the conditions and contingencies contained in the Agreement, the Company will only recognize revenue from the Agreement as royalties are earned and reported by Licensee. If all of the conditions under the Agreement are met and the full amount of the minimum guaranteed royalties are paid by Licensee, the Company's share would be approximately $30,000,000, which would be paid in two advances, one-half of which would be received on or before April 1, 2000 and one-half of which would be received on or before April 1, 2001.

11. SEGMENT AND RELATED INFORMATION

      The Company applies Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures About Segments of an Enterprise and Related Information". The Company has three reportable segments; Licensing, Media Buying Planning and Television Distribution and Television and Film Production.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company does not have any inter-segment sales or transfers.

      The Company's reportable segments are strategic business units which, while managed separately, work together as a vertically integrated Entertainment Company.

      The Company's headquarters and major sales office are located in the United States, with one sales office located in the United Kingdom. Substantially all consolidated revenue and assets are derived and held within the United States operations.

      Financial information by business segments follows:

                                                             MEDIA &               TV & FILM
                                     LICENSING           TV DISTRIBUTION           PRODUCTION               TOTAL
                                     ---------           ---------------           ----------               -----
1999
  Revenues                         $ 49,892,732            $ 3,111,305            $ 7,478,332           $ 60,482,369
  Amortization                               --                     --              3,887,350              3,887,350
  Segment Profit                     38,613,609                234,809              2,423,008             41,271,426
  Segment Assets                    110,752,722              5,132,882             11,218,043            127,103,647
  Interest Income                       959,589                200,206                      2              1,159,797

1998
  Revenues                          $ 8,837,224            $ 4,328,808            $ 1,601,397           $ 14,767,429
  Amortization                               --                105,179              2,597,065              2,702,244
  Segment Profit                      4,825,136              1,158,319             (1,268,386)             4,715,069
  Segment Assets                     14,213,786             17,290,624              3,456,745             34,961,155
  Interest Income                       169,640                166,092                     39                335,771

1997
  Revenues                          $ 3,924,609            $ 4,969,519            $ 1,222,672           $ 10,116,800
  Amortization                               --                     --              1,634,762              1,634,762
  Segment Profit                        736,463              1,604,158               (997,486)             1,343,135
  Segment Assets                      8,940,470             25,072,439              5,306,168             39,319,077
  Interest Income                        31,795                 39,046                     73                 70,914

                                     ******