Form 10-Q
period 2000-03-31
4 KIDS ENTERTAINMENT INC
filed 2000-05-15
CIK 58592

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934.

          For the Quarterly Period Ended March 31, 2000
                                         --------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from____________to______________

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

                                      10019
                                   (Zip Code)
                                   ----------

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

                                YES  X     NO
                                   -----      -----
Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the close of the latest practicable date.

             Class                             Outstanding at May 12, 2000
-------------------------------           --------------------------------------
Common Stock, $.01 Par Value                           11,865,376

                           4KIDS ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                                     INDEX
                                                                     PAGE NUMBER
PART I: FINANCIAL INFORMATION

    Item 1: Financial Statements

    Consolidated Balance Sheets                                          1
    March 31, 2000  (Unaudited) and
    December 31, 1999.

    Consolidated Statements of Income                                    2
    Three Months Ended March 31, 2000 and 1999 (Unaudited)

    Consolidated Statements of Cash Flows                                3
    Three Months Ended
    March 31, 2000 and 1999 (Unaudited)

    Notes to Consolidated Financial                                      4
    Statements (Unaudited)

    Item 2: Management's Discussion and Analysis                         8
    of Financial Condition and Results of Operations

PART II:  OTHER INFORMATION                                             11

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                           MARCH 31,         DECEMBER 31,
                                                             2000               1999
                                                         ------------       -----------
ASSETS                                                    (UNAUDITED)
------
CURRENT ASSETS:
  Cash and cash equivalents                              $211,921,450       $74,427,126
  Accounts receivable - net                                32,435,906        45,543,575
  Film inventory - net                                        690,398           155,353
  Prepaid/refundable income taxes                           1,815,434         1,815,434
  Prepaid expenses and other current assets                 2,836,695         1,201,390
                                                         ------------       -----------
       Total current assets                               249,699,883       123,142,878
                                                         ------------       -----------
FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS -
  Net of accumulated depreciation and amortization
  of $1,519,242 and $1,484,020                                500,334           217,025

ACCOUNTS RECEIVABLE - Noncurrent, net                       1,602,119         1,785,810

FILM INVENTORY - Noncurrent, net                              760,582           760,582

DEFERRED INCOME TAXES - Noncurrent                            535,553           535,553

SECURITY DEPOSITS AND OTHER ASSETS                            661,799           661,799
                                                         ------------       -----------
TOTAL ASSETS                                             $253,760,270      $127,103,647
                                                         ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Due to licensors                                       $153,287,048       $57,034,991
  Media payable                                             1,945,062         2,353,732
  Accounts payable and accrued expenses                     7,832,767         5,564,361
  Income taxes payable                                      6,895,960            34,841
  Deferred revenue (Note 6)                                12,353,712                 -
  Deferred tax liability                                    1,172,806         1,172,806
                                                         ------------       -----------
       Total current liabilities                          183,487,355        66,160,731
                                                         ------------       -----------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value - authorized,
  3,000,000 shares; none issued
  Common stock, $.01 par value - authorized,
  20,000,000 shares; issued, 11,857,755 shares                118,578           118,578
  Additional paid-in capital                               26,773,458        26,773,458
  Retained earnings                                        43,380,879        34,050,880
                                                         ------------       -----------
       Total stockholders' equity                          70,272,915        60,942,916
                                                         ------------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $253,760,270      $127,103,647
                                                         ============      ============

See notes to consolidated financial statements

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                        THREE MONTHS ENDED
                                                      MARCH 31,      MARCH 31,
                                                        2000           1999
                                                      ---------      ---------


NET REVENUES:                                        $20,699,519     $3,251,941
COST AND EXPENSES:
  Selling, general and administrative cost             5,517,969      2,090,886
  Amortization of capitalized film cost                      758              -
                                                     -----------     ----------
         TOTAL COST AND EXPENSES                       5,518,727      2,090,886
                                                     -----------     ----------
                                                      15,180,792      1,161,055
INTEREST INCOME                                        1,041,207        145,575
                                                     -----------     ----------
INCOME BEFORE INCOME
TAX PROVISION                                         16,221,999      1,306,630

INCOME TAX PROVISION                                  (6,892,000)      (562,000)
                                                     -----------     ----------
NET INCOME                                           $ 9,329,999     $  744,630
                                                     ===========     ==========
PER SHARE AMOUNTS
Basic Earnings per share                                   $0.79          $0.08
                                                     ===========     ==========
Diluted Earnings per share                                 $0.71          $0.07
                                                     ===========     ==========
Weighted average common shares
  outstanding - basic                                 11,857,755      9,540,428
                                                     ===========     ==========
Weighted average common share
  outstanding - diluted                               13,087,712     11,358,312
                                                     ===========     ==========

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                THREE               THREE
                                                            MONTHS ENDED        MONTHS ENDED
                                                              MARCH 31,            MARCH 31,
                                                                 2000                1999
                                                            ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                  $  9,329,999         $   744,630
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                                  44,087              21,577
    Amortization of capitalized film cost                             758                   -
    Changes in operating assets and liabilities:
      Accounts receivable - net                                13,291,360           9,359,671
      Film inventory - net                                       (535,803)           (161,853)
      Prepaid/refundable income taxes                                   -             (41,231)
      Prepaid expenses and other current assets                (1,635,305)              44,134
      Security deposits and other assets                                -             (24,996)
      Due to licensors                                         96,252,057           3,160,010
      Media payable                                              (408,670)         (7,728,224)
      Accounts payable and accrued expenses                     2,268,406            (545,731)
      Income taxes payable                                      6,861,119            (555,645)
      Deferred revenue                                         12,353,712                   -
                                                             ------------         -----------
     Net cash provided by operating activities                137,821,720           4,272,342
                                                             ------------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                             (327,396)            (12,397)
                                                             ------------         -----------
     Net cash used in investing activities                       (327,396)            (12,397)
                                                             ------------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options
    and related tax benefit                                             -           2,192,364
                                                             ------------         -----------
     Net cash provided by financing activities                          -           2,192,364
                                                             ------------         -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                     137,494,324           6,452,309
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 74,427,126           9,749,956
                                                             ------------         -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $211,921,450         $16,202,265
                                                             ============         ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE QUARTER FOR:
  Interest                                                   $          -         $         -
                                                             ============         ===========
  Income Taxes                                               $     88,125         $   199,221
                                                             ============         ===========

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2000

Note 1

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes as required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in 4Kids Entertainment, Inc.'s (the "Company") Form 10-K for the year ended December 31, 1999.

Note 2

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

For a summary of significant accounting policies reference is made to the Company's report on Form 10-K previously filed for the year ended December 31, 1999.

Note 3

NET INCOME PER SHARE:

he Company applies Statement of Accounting Standards("SFAS") No. 128 "Earnings per Share" which requires the computation and presentation of earnings per share ("EPS")to include basic and diluted EPS. Basic EPS is computed based solely on the weighted average number of common shares outstanding during the period. Diluted EPS reflects all potential dilution of common stock. For the three months ended March 31, 2000, the weighted average number of common shares outstanding for basic and diluted EPS was 11,857,755 and 13,087,712 respectively. For the three months ended March 31, 1999, the weighted average number of common shares outstanding for basic and diluted EPS was 9,540,428 and 11,358,312 respectively.

Note 4

COMMITMENTS AND CONTINGENCIES:

A. CREDIT FACILITY:The Company's line of credit (the Credit Facility) from Chase Bank expires June 30, 2000. Under the terms the Company may borrow from time to time for general working capital purposes up to $5 million. Any borrowings under the credit facility would be secured by the Company's receivables. The Credit Facility provides for an interest rate at the bank's prime rate and an annual commitment fee of 1/2%. As of May 12, 2000 the Company had no borrowings under the Credit Facility.

B. LITIGATION:

(i) Imber v. Nintendo, et al. In September 1999, the Company was named as a defendant in a lawsuit filed in the United States District Court for the Southern District of California. Also named as defendants in this lawsuit are Nintendo of America Inc. and Wizards of the Coast, Inc. The lawsuit purportedly brought on behalf of a class of all persons who purchased a package of Pokemon trading cards, seeks to challenge longstanding practices in the trading card industry, including the practice of randomly inserting premium cards in packages of Pokemon cards. The lawsuit claims that these practices constitute illegal gambling activity in violation of California and federal law, including the Federal Racketeer Influenced and Corrupt Organization Act, and seeks an award of treble damages. The lawsuit has not specified the amount of damages sought. On April 18, 2000, the District Court issued an Order to Show Cause in the lawsuit (and in a number of other lawsuits making similar allegations concerning other types of trading cards) requiring the plaintiffs in all of the cases to show cause why the cases should not be dismissed for lack of standing. The parties have not yet submitted briefs on the Court's Order to Show Cause, nor has the Court ruled on it. The Company believes that the practices which are subject of this lawsuit are well accepted business practices in the trading card industry and intends to defend the lawsuit vigorously. Additionally, the Company is indemnified by Wizards of the Coast under the Pokemon License Agreement.

ii) Paige v. Nintendo, et al. On March 28, 2000, Jason Paige filed suit in Supreme Court of the State of New York against Nintendo of America Inc., the Company, Paradise Music and Entertainment, Inc. ("Paradise") and various other defendants. The suit alleges that Plaintiff's voice was used for advertising, trade and commercial purposes without Plaintiff's written consent in violation of Sections 50 and 51 of the Civil Rights Law of the State of New York and California Civil Code Section 3344 (a). Plaintiff, was a singer used by Paradise (a music company hired by the Company to produce Pokemon musical recordings), to sing one or more songs for the Pokemon television series. Plaintiff alleges that his written agreement with Paradise did not permit the various defendants to allegedly use a Pokemon song containing Plaintiff's voice in connection with other Pokemon related products. Although, Plaintiff was paid $1,000.00 for his original performance, Plaintiff is claiming that he is due tens of millions of dollars for the allegedly unauthorized additional uses of Plaintiff's voice. Under the terms of the Company's agreement with Paradise, the Company is indemnified against the Paige claim.

(ii) Morrison v. Nintendo, et al. On March 29, 2000, Morrison Entertainment Group, Inc., filed suit in the United States District Court for the Central District of California against Nintendo of America Inc., 4 Kids Entertainment, Inc., and Leisure Concepts, Inc. The suit alleges that the Pokemon trademark infringes upon the Plaintiff's "Monster in my Pocket" trademark. The complaint also contains counts alleging trademark dilution, unfair competition, and a breach of implied contract. The complaint seeks injunctive relief as well as monetary damages.

While it is impossible to predict the eventual outcome of these litigations, the Company believes these litigations will not have a material adverse effect on the Company's financial condition.

Note 5

STOCK SPLIT

The March 1999 financial statements have been restated to give effect to the 2 for 1 stock split effective for shareholders of record on September 1, 1999.

Note 6

DEFERRED REVENUE

The master toy licensee ("Licensee") agreement ("Agreement") for Nintendo's Pokemon property, calls for, among other things, Licensee to pay a minimum royalty for the period starting January 1, 2000 and ending December 31, 2001. This minimum guaranteed royalty is subject to reduction if certain conditions are not met. Because of the conditions and contingencies contained in the Agreement, the Company will only recognize revenue from the Agreement as royalties are earned and reported by Licensee. If all of the conditions under the Agreement are met and the full amount of the minimum guaranteed royalties are paid by Licensee, the Company's share would be approximately $30,000,000, which would be paid in two advances, one-half of which would be received on or before April 1, 2000 and one-half of which would be received on or before April 1, 2001. Accordingly, at March 31, 2000, the Company had deferred revenue of approximately $12,354,000 related to its share of advanced royalties received under the Agreement.

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

                                                           MEDIA &           TELEVISION
                                      LICENSING        TV DISTRIBUTION       PRODUCTION             TOTAL
                                      ---------        ---------------       -----------            -----
3 Months Ended
March 31,

2000
  Revenues                          $ 18,789,962         $   297,365        $  1,612,192        $ 20,699,519
  Segment Profit (Loss)               15,216,586            (271,450)          1,276,863          16,221,999
  Segment Assets                     240,571,014           3,723,312           9,465,944         253,760,270

1999
  Revenues                          $  2,567,720         $   482,575         $   201,646        $  3,251,941
  Segment Profit (Loss)                1,391,273            (142,195)             57,552           1,306,630
  Segment Assets                      18,798,490           9,909,421           3,520,648          32,228,559

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:
----------------------

The Company receives revenues from a number of sources, principally licensing, media buying and television distribution. The Company typically derives a substantial portion of its licensing revenues from a small number of properties, which properties usually generate revenues only for a limited period of time. Because the Company's licensing revenues are highly subject to changing fashion in the toy and entertainment business, its licensing revenues from year to year from particular sources are subject to dramatic increases and decreases. It is not possible to precisely anticipate the length of time a project will be commercially successful, if at all. Popularity of properties can vary from months to years. As a result, the Company's revenues and net income may fluctuate significantly between comparable periods. The Company's revenues have historically been primarily derived from the license of toy and game concepts. Thus a substantial portion of the Company's revenues and net income are subject to the seasonal variations of the toy and game industry. Typically, a majority of toy orders are shipped in the third and fourth calendar quarters. In addition, the Company's media buying subsidiary concentrates its activities on the youth oriented market. As a result, most of its revenue is earned in the fourth qarter when the majority of toy and video game advertising occurs. Due to these factors, the Company's net income during the second half of the year has generally been greater than during the first half of the year. However, the Company has little control over the timing of guarantee and minimum royalty payments, some of which are made upon the execution and delivery of license agreements.

Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999

Consolidated net revenue increased 537% or $17,447,578 to $20,699,519 for the three month period ended March 31, 2000 as compared to the same period in 1999. The increase in net revenue for the three month period was primarily due to increased revenue related to licensing activities for the Pokemon property.

Selling, general and administrative expenses increased 164% or $3,427,841 to $5,517,969 for the three month period ended March 31, 2000 when compared to the year ago period. These increases were primarily due to bonus accruals, which are based on pre-tax income levels which were higher in 2000 as a result of higher pre-tax income.

Additionally, higher costs were incurred due to an increase in payroll and marketing costs related to the Company's expanded licensing activities.

At March 31, 2000 there were $1,450,980 of capitalized film production costs which primarily relate to 26 episodes of "WMAC Masters" and work related to the adaptation of episodes 105-156 of Pokemon which are currently in production. At March 31, 2000 the percentage of total unamortized film cost expected to be amortized within the next three years exceeds 70%.

The Company periodically evaluates its anticipated revenue from film production and, consequently, amortization rates may change as a result of such estimates.

Interest income increased by $895,632 for the three month period ending March 31, 2000 as compared to the same period in 1999. This increase is attributable to higher levels of invested cash during the first three months of the current year as compared to the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

At March 31, 2000 the Company had working capital of $66,212,527 as compared to working capital of $56,982,147 at December 31, 1999, an increase in working capital of $9,230,380. Cash and cash equivalents increased by $137,494,324 to $211,921,450 from December 31, 1999. The increase in cash equivalents is primarily due to the increased levels of royalties collected from the Company's licensing business. The increased royalty collections also increase the amounts due to licensors as described below.

Accounts receivable, net (current and non-current) decreased to $34,038,023 at March 31, 2000 from 47,329,385 at December 31, 1999. This decrease is primarily due to the collection by the Company in the first quarter of 2000 of royalties representing the Company's share of royalties due for the fourth quarter of 1999.

Amounts due to licensors, which represent the owners share of royalties collected at March 31, 2000, increased by $96,252,057 to $153,287,048 from December 31, 1999. The increase is primarily due to higher royalties collected during the first quarter of 2000 as compared to the prior year, which are paid to licensors in the second quarter of 2000.

In the opinion of management, the Company will be able to finance its business as currently conducted from its current working capital and the $5,000,000 credit facility with The Chase Manhattan Bank, discussed in Note 4 to the financial statements. The Company expects to renew the credit facility on substantially the same term. As of March 21, 2000 there were no amounts outstanding under this facility. As the Company explores new and expanded opportunities in the youth oriented entertainment market, including television production, it may seek additional financing alternatives.

Forward-looking Statements
--------------------------

Sections of this Quarterly Report contain forward-looking statements, including, without limitation, statements concerning possible or assumed future results of operations of the Company preceded by, followed by or that include the words "believes," "expects," "anticipates," "estimates," "intends," "plans" or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995.

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

Dated: May 15, 2000

4KIDS ENTERTAINMENT, INC.

By: /s/ Alfred R. Kahn
    ------------------

Alfred R. Kahn
Chairman of the Board and
Chief Executive Officer

By: /s/ Joseph P. Garrity
    ---------------------

Joseph P. Garrity
Executive Vice President
Chief Financial Officer