Form 10-Q
period 2000-06-30
4 KIDS ENTERTAINMENT INC
filed 2000-08-14
CIK 58592

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the Quarterly Period Ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________

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

                                YES X    NO
                                   --       --

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the close of the latest practicable date.

            Class                              Outstanding at August 14, 2000
----------------------------                   ------------------------------
Common Stock, $.01 Par Value                           11,966,855

                            4KIDS ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                                      INDEX

                                                                     PAGE NUMBER

PART I:       FINANCIAL INFORMATION

      Item 1: Financial Statements

      Consolidated Balance Sheets                                         1
      June 30, 2000  (Unaudited) and
      December 31, 1999.

      Consolidated Statements of Income                                   2
      Six Months Ended June 30, 2000 and 1999 (Unaudited)

      Consolidated Statements of Cash Flows                               3
      Six Months Ended
      June 30, 2000 and 1999 (Unaudited)

      Notes to Consolidated Financial                                     4
      Statements (Unaudited)

      Item 2:   Management's Discussion and Analysis                      8
      of Financial Condition and Results of Operations

PART II:  OTHER INFORMATION                                              11

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                     JUNE 30,     DECEMBER 31,
                                                                       2000          1999
                                                                  ------------    ------------
                                                                   (UNAUDITED)
ASSETS
------
CURRENT ASSETS:
Cash and cash equivalents                                         $141,421,897    $ 74,427,126
Accounts receivable - net                                           20,630,790      45,543,575
Film inventory - net                                                   788,567         155,353
Prepaid/refundable income taxes                                             --       1,815,434
Prepaid expenses and other current assets                            2,549,034       1,201,390
                                                                  ------------    ------------
      Total current assets                                         165,390,288     123,142,878
                                                                  ------------    ------------

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS -
   Net of accumulated depreciation and amortization
   of $1,584,283 and $1,484,020                                      1,052,857         217,025

ACCOUNTS RECEIVABLE - Noncurrent, net                                1,609,607       1,785,810

FILM INVENTORY - Noncurrent, net                                       760,582         760,582

DEFERRED INCOME TAXES - Noncurrent                                     535,553         535,553

SECURITY DEPOSITS AND OTHER ASSETS                                     639,299         661,799
                                                                  ------------    ------------
TOTAL ASSETS                                                      $169,988,186    $127,103,647
                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
Due to licensors                                                  $ 64,682,456    $ 57,034,991
Media payable                                                        1,994,066       2,353,732
Accounts payable and accrued expenses                                6,272,343       5,564,361
Income taxes payable                                                 3,409,109          34,841
Deferred revenue (Note 6)                                           10,791,454              --
Deferred tax liability                                               1,172,806       1,172,806
                                                                  ------------    ------------
     Total current liabilities                                      88,322,234      66,160,731
                                                                  ------------    ------------

STOCKHOLDERS' EQUITY
   Preferred stock, $01 par value - authorized,
      3,000,000 shares; none issued
   Common stock, $01 par value - authorized, 40,000,000 shares;
      issued, 11,966,855 and 11,857,755 shares                         119,669         118,578
Additional paid-in capital                                          27,987,813      26,773,458
Retained earnings                                                   53,558,470      34,050,880
                                                                  ------------    ------------
   Total stockholders' equity                                       81,665,952      60,942,916
                                                                  ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $169,988,186    $127,103,647
                                                                  ============    ============

See notes to consolidated financial statements

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                           THREE MONTHS ENDED          SIX MONTHS ENDED
                                                          JUNE 30,     JUNE 30,     JUNE 30,       JUNE 30,
                                                            2000         1999         2000           1999
                                                        -----------   ----------   -----------    ----------
NET REVENUES:                                           $23,398,277    5,506,954   $44,097,796    $8,758,895

COST AND EXPENSES:
   Selling, general and administrative cost               6,649,105    2,298,619    12,167,074     4,389,505
   Amortization of capitalized film cost                    833,694           --       834,452            --
                                                        -----------   ----------   -----------    ----------
      TOTAL COST AND EXPENSES                             7,482,799    2,298,619    13,001,526     4,389,505
                                                        -----------   ----------   -----------    ----------
                                                         15,915,478    3,208,335    31,096,270     4,369,390

INTEREST INCOME                                           1,746,113      172,802     2,787,320       318,377
                                                        -----------   ----------   -----------    ----------
INCOME BEFORE INCOME
TAX PROVISION                                            17,661,591    3,381,137    33,883,590     4,687,767

INCOME TAX PROVISION                                      7,484,000    1,453,000    14,376,000     2,015,000
                                                        -----------   ----------   -----------    ----------
NET INCOME                                              $10,177,591   $1,928,137   $19,507,590    $2,672,767
                                                        ===========   ==========   ===========    ==========
PER SHARE AMOUNTS
Basic Earnings per share                                      $0.86        $0.18         $1.64         $0.27
                                                        ===========   ==========   ===========    ==========

Diluted Earnings per share                                    $0.78        $0.16         $1.49         $0.23
                                                        ===========   ==========   ===========    ==========
Weighted average common shares
   outstanding - basic                                   11,877,860   10,574,026    11,867,808    10,057,228
                                                        ===========   ==========   ===========    ==========
Weighted average common share
   outstanding - diluted                                 13,071,556   12,315,092    13,079,634    11,836,702
                                                        ===========   ==========   ===========    ==========

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                           SIX             SIX
                                                       MONTHS ENDED    MONTHS ENDED
                                                         JUNE 30,        JUNE 30,
                                                           2000            1999
                                                       ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $19,507,590     $ 2,672,767
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                         132,114          44,514
      Amortization of capitalized film cost                 834,452              --
      Changes in operating assets and liabilities:
         Accounts receivable - net                       25,088,988       9,515,870
         Film inventory                                  (1,467,666)       (422,055)
         Prepaid/ refundable income taxes                 1,815,434      (3,412,463)
         Prepaid expenses and other current assets       (1,347,644)         11,337
         Security deposits and other assets                  22,500         (24,996)
         Due to licensors                                 7,647,465       4,629,108
         Media payable                                     (359,666)     (8,641 957)
         Accounts payable and accrued expenses              707,982        (102,805)
         Income Taxes payable                             3,374,268      (1,626,771)
         Deferred revenue                                10,791 454              --
                                                       ------------     -----------
         Net cash provided by operating activities       66,747,271       2,642,549
                                                       ------------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                      (967,946)        (36,255)
                                                       ------------      -----------
      Net cash used in investing activities                (967,946)        (36,255)
                                                       ------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options
      and related tax benefit                             1,215,446       6,903,464
                                                       ------------     -----------
      Net cash provided by financing activities           1,215,446       6,903,464
                                                       ------------     -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                66,994,771       9,509,758

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           74,427,126       9,749,956
                                                       ------------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $141,421,897     $19,259,714
                                                       ============     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
   Income Taxes                                        $  8,729,125     $ 2,707,990
                                                       ============     ===========

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2000

Note 1

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes as required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in 4Kids Entertainment, Inc.'s (the "Company") Form 10-K for the year ended December 31, 1999.

Note 2

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

For a summary of significant accounting policies reference is made to the Company's report on Form 10-K previously filed for the year ended December 31, 1999.

In November 1999, the SEC issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition". This Bulletin sets forth the SEC Staff's position regarding the point at which it is appropriate for a Registrant to recognize revenue. The Staff believes that revenue is realizable and earned when all of the following criteria are met:

     .Persuasive evidence of an arrangement exists;

     .Delivery has occurred or service has been rendered;

     .The seller's price to the buyer is fixed or determinable; and

     .Collectibility is reasonably assured.

The Company uses the above criteria to determine whether revenue can be recognized, and therefore believes that the issuance of this Bulletin does not have a material impact on these financial statements.

Note 3

NET INCOME PER SHARE:

The Company applies Statement of Accounting Standards ("SFAS") No. 128 "Earnings per Share" which requires the computation and presentation of earnings per share ("EPS") to include basic and diluted EPS. Basic EPS is computed based solely on the weighted average number of common shares outstanding during the period. Diluted EPS reflects all potential dilution of common stock. The weighted average number of common shares outstanding for basic EPS was 11,877,860 and 11,867,808 for the three and six months ended June 30, 2000. The weighted average number of common shares outstanding for diluted EPS was 13,071,556 and 13,079,634 for the three and six months ended June 30, 2000. For the three and six months ended June 30,1999, the weighted average number of common shares outstanding for basic EPS was 10,574,026 and 10,057,228 respectively. For the three and six months ended June 30,1999, the weighted average number of common shares outstanding for diluted EPS was 12,315,092 and 11,836,702 respectively.

Note 4

COMMITMENTS AND CONTINGENCIES:

A. CREDIT FACILITY: The Company renegotiated the terms of its Credit Facility with Chase Manhattan Bank in June 2000. Under the renegotiated terms, the Company may borrow, from time to time on an unsecured basis, up to $5 million for general working capital purposes. The Credit Facility, which requires annual renewal, provides for an interest rate equal to the bank's prime rate and an annual commitment fee of 1/4%. The Credit Facility expires on June 30, 2001. As of August 14, 2000, the Company had no borrowings under the facility. The prior terms provided for an interest rate at the bank's prime rate and an annual commitment fee of 1/2%.

B.    LITIGATION:

(i) Imber v. Nintendo, et al. In September 1999, the Company was named as a defendant in a lawsuit filed in the United States District Court for the Southern District of California. Also named as defendants in this lawsuit are Nintendo of America Inc. and Wizards of the Coast, Inc. The lawsuit (purportedly brought on behalf of a class of all persons who purchased a package of Pokemon trading cards), seeks to challenge longstanding practices in the trading card industry, including the practice of randomly inserting premium cards in packages of Pokemon cards. The lawsuit claims that these practices constitute illegal gambling activity in violation of California and federal law, including the Federal Racketeer Influenced and Corrupt Organization Act ("RICO"), and seeks an award of treble damages.

The lawsuit has not specified the amount of damages sought. On April 18, 2000, the District Court issued an Order to Show Cause in the lawsuit (and in a number of other lawsuits making similar allegations concerning other types of trading cards) requiring the plaintiffs in all of the cases to show cause why the cases should not be dismissed for lack of standing. On June 21, 2000, the Court dismissed the RICO claims with prejudice and all other claims without prejudice. Plaintiffs have filed a notice of appeal from the District Court's June 21, 2000 dismissal.

(ii) Paige v. Nintendo, et al. On March 28, 2000, Jason Paige filed suit in Supreme Court of the State of New York against Nintendo of America Inc., the Company, Paradise Music and Entertainment, Inc. ("Paradise") and various other defendants. The suit alleged that Plaintiff's voice was used for advertising, trade and commercial purposes without Plaintiff's written consent in violation of Sections 50 and 51 of the Civil Rights Law of the State of New York and California Civil Code Section 3344 (a). Plaintiff was a singer used by Paradise (a music company hired by the Company to produce Pokemon musical recordings), to sing one or more songs for the Pokemon television series.

Plaintiff alleged that his written agreement with Paradise did not permit the various defendants to allegedly use a Pokemon song containing Plaintiff's voice in connection with other Pokemon related products.

Although Plaintiff was paid $1,000.00 for his original performance, Plaintiff claimed that he was due tens of millions of dollars for the allegedly unauthorized additional uses of Plaintiff's voice. Under the terms of the Company's agreement with a subsidiary of Paradise, the Company is indemnified against the Paige claim. This suit was settled in July 2000 at no cost to the Company beyond the royalty that had previously been accrued for the plaintiff.

(iii) Morrison v. Nintendo, et al. On March 29, 2000, Morrison Entertainment Group, Inc., filed suit in the United States District Court for the Central District of California against Nintendo of America Inc., 4 Kids Entertainment, Inc., and Leisure Concepts, Inc. The suit alleges that the Pokemon trademark infringes upon the Plaintiff's "Monster in my Pocket" trademark. The complaint also alleges trademark dilution, unfair competition, and a breach of implied contract. The complaint seeks injunctive relief as well as monetary damages.

While it is impossible to predict the eventual outcome of these litigations, the Company believes these litigations will not have a material adverse effect on the Company's financial condition.

Note 5

STOCK SPLIT

The June 1999 financial statements have been restated to give effect to the 2 for 1 stock split effective for shareholders of record on September 1, 1999.

Note 6

DEFERRED REVENUE

The master toy licensee ("Licensee") agreement ("Agreement") for Nintendo's Pokemon property, calls for, among other things, Licensee to pay a minimum royalty for the period starting January 1, 2000 and ending December 31, 2001. This minimum guaranteed royalty is subject to reduction if certain conditions are not met. Because of the conditions and contingencies contained in the Agreement, the Company will only recognize revenue from the Agreement as royalties are earned and reported by Licensee. If all of the conditions under the Agreement are met and the full amount of the minimum guaranteed royalties are paid by Licensee, the Company's share would be approximately $30,000,000, which would be paid in two advances, one-half of which was received before April 1, 2000 and one-half of which would be received on or before April 1, 2001. Accordingly, at June 30, 2000, the Company had deferred revenue of approximately $10,791,000 related to its share of advanced royalties received under the Agreement.

Note 7

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

                                           MEDIA &      TV & FILM
                         LICENSING    TV DISTRIBUTION   PRODUCTION      TOTAL
                         ---------    ---------------   ----------      -----
6 Months Ended
June 30,

2000
 Revenues               $ 35,514,345    $   903,590    $ 7,679,861   $ 44,097,796
 Segment Profit (Loss)    28,156,585       (271,240)     5,998,245     33,883,590
 Segment Assets          160,319,349      3,280,536      6,388,301    169,988,186

1999
 Revenues               $  7,441,336    $ 1,183,987    $   133,572   $  8,758,895
 Segment Profit (Loss)     4,593,039         85,899          8,829      4,687,767
 Segment Assets           25,032,035     10,126,719      3,636,207     38,794,961

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

The Company receives revenues from a number of sources, principally licensing, media buying and television distribution. The Company typically derives a substantial portion of its licensing revenues from a small number of properties, which properties usually generate revenues only for a limited period of time. Because the Company's licensing revenues are highly subject to changing fashion in the toy and entertainment business, its licensing revenues from year to year from particular sources are subject to dramatic increases and decreases. It is not possible to precisely anticipate the length of time a project will be commercially successful, if at all. Popularity of properties can vary from months to years. As a result, the Company's revenues and net income may fluctuate significantly between comparable periods. The Company's revenues have historically been primarily derived from the license of toy and game concepts. Thus a substantial portion of the Company's revenues and net income are subject to the seasonal variations of the toy and game industry. Typically, a majority of toy orders are shipped in the third and fourth calendar quarters. In addition, the Company's media buying subsidiary concentrates its activities on the youth oriented market. As a result, most of its revenue is earned in the fourth quarter when the majority of toy and video game advertising occurs. Due to these factors, the Company's net income during the second half of the year has generally been greater than during the first half of the year, although there can be no certainty that this trend will continue. Additionally, the Company has little control over the timing of guarantee and minimum royalty payments, some of which are made upon the execution and delivery of license agreements.

Three and Six Months Ended June 30, 2000 Compared to the Three and Six Months Ended June 30, 1999

Consolidated net revenue increased 325% or $17,891,323 to $23,398,277 for the three month period ended June 30, 2000 as compared to the same period in 1999. Consolidated net revenue for the six month period increased 403% or $35,338,901 as compared to the six month period ended June 30, 1999. The increase in net revenue for the three and six month periods was primarily due to increased revenue related to licensing activities for the Pokemon property and increased film revenues from the successful release of "Pokemon, The First Movie" home video on March 21, 2000.

Selling, general and administrative expenses increased 189% or $4,350,486 to $6,649,105 and 177% or $7,777,569 to $12,167,074 for the three and six month periods ended June 30, 2000 when compared to the year ago periods. These increases were primarily due to bonus accruals, which are based on pre-tax income levels which were higher in 2000 as a result of higher pre-tax income.

Additionally, higher costs were incurred due to an increase in payroll and marketing costs related to the Company's expanded licensing activities.

At June 30, 2000 there were $1,549,149 of capitalized film production costs which primarily relate to film production costs associated with "Pokemon The Movie 2000" which was released in theatres on July 21, 2000, film acquisition costs for the TV series "Tama and Friends" and 26 episodes of "WMAC Masters". At June 30, 2000, the percentage of total unamortized film cost expected to be amortized within the next three years exceeds 70%.

The Company periodically evaluates its anticipated revenue from film production and, consequently, amortization rates may change as a result of such estimates.

Interest income increased by $1,573,311 and $2,468,943 for the three and six month periods ending June 30, 2000 as compared to the same periods in 1999. This increase is attributable to higher levels of invested cash during the first three and six months of the current year as compared to the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES:

At June 30, 2000 the Company had working capital of $77,068,054 as compared to working capital of $56,982,147 at December 31, 1999, an increase in working capital of $20,085,907. Cash and cash equivalents increased by $66,994,771 to $141,421,897 from December 31, 1999. The increase in cash equivalents is primarily due to the increased levels of royalties collected from the Company's licensing business. The increased royalty collections also increase the amounts due to licensors as described below.

Accounts receivable, net (current and non-current) decreased to $22,240,397 at June 30, 2000 from 47,329,385 at December 31, 1999. This decrease is primarily due to the collection by the Company in the first quarter of 2000 of royalties representing the Company's share of royalties due for the fourth quarter of 1999.

Amounts due to licensors, which represent the owners' share of royalties collected at June 30, 2000, increased by $7,647,465 to $64,682,456 from December 31, 1999. The increase is primarily due to higher cash payments received on royalties collected during the second quarter of 2000 as compared to the fourth quarter of 1999 which are paid to licensors in the third quarter of 2000.

In the opinion of management, the Company will be able to finance its business as currently conducted from its current working capital and the $5,000,000 credit facility with The Chase Manhattan Bank, discussed in Note 4 to the financial statements. As of August 14, 2000 there were no amounts outstanding under this facility. As the Company explores new and expanded opportunities in the youth oriented entertainment market, including television production, it may seek additional financing alternatives.

Forward-looking Statements

Sections of this Quarterly Report contain forward-looking statements, including, without limitation, statements concerning possible or assumed future results of operations of the Company preceded by, followed by or that include the words "believes, " "expects, " "anticipates, " "estimates, " "intends, " "plans" or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995.

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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On May 17, 2000, the Company held its annual meeting of stockholders, at which there were 11,255,149 votes represented in person or by proxy, which constituted a quorum. At the annual meeting, the following matters were approved by more than the requisite number of stockholders.

All of the persons nominated to become directors of the Company were elected. The number of votes cast for and withheld for each director were as follows:

        Nominee                        Votes For               Votes Withheld
        -------                        ---------               --------------
        Alfred R. Kahn                11,066,667                   188,482
        Joseph P Garrity              11,039,555                   215,594
        Joel I. Cohen                 10,897,941                   357,208
        Jay Emmett                    10,952,037                   303,112

A proposal to approve an amendment to the Company's Certificate of Incorporation to increase the number of shares of authorized 4Kids common stock from 20,000,000 to 40,000,000 shares was approved, with 10,876,954 voted for, 282,473 voted against, 95,722 abstained and 0 broker non-votes.

A proposal to adopt the 4Kids Entertainment, Inc. 2000 Stock Option Plan was approved, with 10,110,023 voted for, 1,031,831 voted against, 113,245 abstained and 0 broker non-votes.

A proposal to ratify the appointment of Deloitte & Touche LLP as auditors of the Company for the fiscal year ending December 31, 2000 was approved, with 11,127,628 voted for, 35,748 voted against, 91,773 abstained and 0 broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits
               27    Financial Data Schedule

         b.  Reports on Form 8-K
                 None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2000

4KIDS ENTERTAINMENT, INC.

By: /s/ Alfred R. Kahn
---------------------------
Alfred R. Kahn
Chairman of the Board and
Chief Executive Officer

By: /s/ Joseph P. Garrity
---------------------------
Joseph P. Garrity
Executive Vice President
Chief Financial Officer