Form 10-Q
period 2000-09-30
4 KIDS ENTERTAINMENT INC
filed 2000-11-14
CIK 58592

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2000

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

                         YES  _X_               NO ___

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the close of the latest practicable date.

              Class                     Outstanding at November 14, 2000
              -----                     --------------------------------

   Common Stock, $.01 Par Value                   12,080,493

                            4KIDS ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                                                  PAGE NUMBER

PART I: FINANCIAL INFORMATION

    Item 1: Financial Statements

    Consolidated Balance Sheets                                       1
    September 30, 2000 (Unaudited) and
    December 31, 1999.

    Consolidated Statements of Income                                 2
    Nine Months Ended September 30, 2000 and 1999 (Unaudited)

    Consolidated Statements of Cash Flows                             3
    Nine Months Ended
    September 30, 2000 and 1999 (Unaudited)

    Notes to Consolidated Financial                                   4
    Statements (Unaudited)

    Item 2: Management's Discussion and Analysis                      8
    of Financial Condition and Results of Operations

PART II:  OTHER INFORMATION                                          11

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                  SEPTEMBER 30,     DECEMBER 31,
                                                      2000              1999
                                                  -------------     ------------
ASSETS                                             (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                       $152,323,526      $ 74,427,126
  Short-term investments: commercial paper          11,388,473                --
  Accounts receivable - net                         21,125,030        45,543,575
  Film inventory - net                               2,136,322           155,353
  Prepaid/refundable income taxes                           --         1,815,434
  Prepaid expenses and other current assets          2,629,466         1,201,390
                                                  ------------      ------------
       Total current assets                        189,602,817       123,142,878
                                                  ------------      ------------

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS -
  Net of accumulated depreciation
    and amortization of
    $1,663,574 and $1,484,020                        1,191,326           217,025

ACCOUNTS RECEIVABLE - Noncurrent, net                1,933,420         1,785,810

FILM INVENTORY - Noncurrent, net                       428,278           760,582

DEFERRED INCOME TAXES - Noncurrent                     535,553           535,553

SECURITY DEPOSITS AND OTHER ASSETS                     639,299           661,799
                                                  ------------      ------------
TOTAL ASSETS                                      $194,330,693      $127,103,647
                                                  ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
  CURRENT LIABILITIES:
  Due to licensors                                $ 79,974,424      $ 57,034,991
  Media payable                                      1,880,102         2,353,732
  Accounts payable and accrued expenses             10,623,202         5,564,361
  Income taxes payable                               1,380,024            34,841
  Deferred revenue                                   6,031,713                --
  Deferred tax liability                             1,172,806         1,172,806
                                                  ------------      ------------
       Total current liabilities                   101,062,271        66,160,731
                                                  ------------      ------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value
    - authorized, 3,000,000 shares;
    none issued
    Common stock, $.01 par value - authorized,
    40,000,000 shares; issued,
    12,063,105 and 11,857,755 shares                   120,631           118,578
  Additional paid-in capital                        28,866,701        26,773,458
  Retained earnings                                 64,281,090        34,050,880
                                                  ------------      ------------
       Total stockholders' equity                   93,268,422        60,942,916
                                                  ------------      ------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                            $194,330,693      $127,103,647
                                                  ============      ============

See notes to consolidated financial statements

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                           THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                         2000              1999              2000              1999
                                                     -------------     -------------     -------------     -------------
NET REVENUES:                                         $24,740,549       $16,833,357       $68,838,345       $25,592,252

COST AND EXPENSES:
  Selling, general and administrative cost              6,347,604         4,034,272        18,514,678         8,423,777
  Amortization of capitalized TV,
    film and theater costs                              1,595,584         1,112,500         2,430,036         1,112,500
                                                      -----------       -----------       -----------       -----------
         TOTAL COST AND EXPENSES                        7,943,188         5,146,772        20,944,714         9,536,277
                                                      -----------       -----------       -----------       -----------
                                                       16,797,361        11,686,585        47,893,631        16,055,975

INTEREST INCOME                                         1,849,259           297,554         4,636,579           615,931
                                                      -----------       -----------       -----------       -----------

INCOME BEFORE INCOME
TAX PROVISION                                          18,646,620        11,984,139        52,530,210        16,671,906

INCOME TAX PROVISION                                    7,924,000         5,154,000        22,300,000         7,169,000
                                                      -----------       -----------       -----------       -----------

NET INCOME                                            $10,722,620       $ 6,830,139       $30,230,210       $ 9,502,906
                                                      ===========       ===========       ===========       ===========

PER SHARE AMOUNTS
Basic Earnings per share                              $      0.90       $      0.61       $      2.54       $      0.91
                                                      ===========       ===========       ===========       ===========

Diluted Earnings per share                            $      0.82       $      0.54       $      2.31       $      0.78
                                                      ===========       ===========       ===========       ===========

Weighted average common shares
    outstanding - basic                                11,979,760        11,148,828        11,905,125        10,421,094
                                                      ===========       ===========       ===========       ===========

Weighted average common share
    outstanding - diluted                              13,119,506        12,684,357        13,092,925        12,119,254
                                                      ===========       ===========       ===========       ===========

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                    NINE               NINE
                                                MONTHS ENDED       MONTHS ENDED
                                                SEPTEMBER 30,      SEPTEMBER 30,
                                                    2000               1999
                                               -------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                     $  30,230,210      $   9,502,906
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                     210,500             71,865
   Amortization of capitalized film cost           2,430,036          1,112,500
   Changes in operating
     assets and liabilities:
     Accounts receivable - net                    24,270,935         (1,646,229)
     Film inventory - net                         (4,078,701)        (1,429,957)
     Prepaid/refundable income taxes               1,815,434         (7,255,403)
     Prepaid expenses and other current assets    (1,428,076)           (95,547)
     Security deposits and other assets               22,500            (49,996)
     Due to licensors                             22,939,433         13,759,239
     Media payable                                  (473,630)        (9,122,815)
     Accounts payable and accrued expenses         5,058,841          4,460,340
     Income taxes payable                          1,345,183         (1,750,799)
     Deferred revenue                              6,031,713                 --
                                               -------------      -------------
    Net cash provided by operating activities     88,374,378          7,556,104
                                               -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in short-term investments             (11,388,473)                --
  Purchase of property and equipment              (1,184,801)           (80,470)
                                               -------------      -------------

     Net cash used in investing activities       (12,573,274)           (80,470)
                                               -------------      -------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
  Proceeds from exercise
  of stock options and
  related tax benefit                              2,095,296         16,330,252
                                               -------------      -------------

     Net cash provided by
     financing activities                          2,095,296         16,330,252
                                               -------------      -------------

NET INCREASE IN CASH AND
CASH EQUIVALENTS                                  77,896,400         23,805,886

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                               74,427,126          9,749,956
                                               -------------      -------------

CASH AND CASH EQUIVALENTS,
END OF PERIOD                                  $ 152,323,526      $  33,555,842
                                               =============      =============

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
  Income Taxes                                 $   8,641,000      $   3,003,721
                                               =============      =============

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2000

Note 1

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes as required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in 4Kids Entertainment, Inc.'s (the "Company") Form 10-K for the year ended December 31, 1999.

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

Investments

Management determines the appropriate classification of its debt securities at the time of purchase. Debt securities for which the Company has both the intent and ability to hold to maturity are classified as held to maturity. These securities are carried at amortized cost. At September 30, 2000, the Company had no investments that qualified as trading or available for sale.

At September 30, 2000 the Company's investments in debt securities were classified as short-term investments. The Company maintains these balances principally in commercial paper with various financial institutions. These financial institutions are located in different areas of the U.S. and Company policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative standing of those financial institutions that participate in the Company's investment strategy.

The estimated fair value of each investment approximated the amortized cost and therefore, there are no unrealized gains or losses as of September 30, 2000.

Fair Value of Financial Instruments

Carrying amounts of certain of the Company's financial instruments, including cash and equivalents, accrued payroll, and other accrued liabilities, approximate fair value because of their short maturities. The fair values of investments are determined using quoted market prices for those securities or similar financial instruments.

Note 3

NET INCOME PER SHARE:

The Company applies Statement of Accounting Standards("SFAS") No. 128 "Earnings per Share" which requires the computation and presentation of earnings per share ("EPS")to include basic and diluted EPS. Basic EPS is computed based solely on the weighted average number of common shares outstanding during the period. Diluted EPS reflects all potential dilution of common stock. The weighted average number of common shares outstanding for basic EPS was 11,979,760 and 11,905,125 for the three and nine months ended September 30, 2000. The weighted average number of common shares outstanding for diluted EPS was 13,119,506 and 13,092,925 for the three and nine months ended September 30, 2000. For the three and nine months ended September 30,1999, the weighted average number of common shares outstanding for basic EPS was 11,148,828 and 10,421,094 respectively. For the three and nine months ended September 30,1999, the weighted average number of common shares outstanding for diluted EPS was 12,684,357 and 12,119,254 respectively.

Note 4

COMMITMENTS AND CONTINGENCIES:

A. CREDIT FACILITY: The Company renegotiated the terms of its Credit Facility with Chase Manhattan Bank in June 2000. Under the renegotiated terms, the Company may borrow, from time to time on an unsecured basis, up to $5 million for general working capital purposes. The Credit Facility, which requires annual renewal, provides for an interest rate equal to the bank's prime rate and an annual commitment fee of 1/4%. The Credit Facility expires on June 30, 2001. As of November 14, 2000, the Company had no borrowings under this facility. The prior terms provided for an interest rate at the bank's prime rate and an annual commitment fee of 1/2%.

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

The lawsuit has not specified the amount of damages sought. On April 18, 2000, the District Court issued an Order to Show Cause in the lawsuit(and in a number of other lawsuits making similar allegations concerning other types of trading cards) requiring the plaintiffs in all of the cases to show cause why the cases should not be dismissed for lack of standing. On June 21, 2000, the Court dismissed the RICO claims with prejudice and all other claims without prejudice. Plaintiffs have filed a notice of appeal from the District Court's June 21, 2000 dismissal, and the appeal is pending.

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

Note 5

DEFERRED REVENUE

The master toy licensee ("Licensee") agreement ("Agreement") for Nintendo's Pokemon property, calls for, among other things, Licensee to pay a minimum royalty for the period starting January 1, 2000 and ending December 31, 2001. This minimum guaranteed royalty is subject to reduction if certain conditions are not met. Because of the conditions and contingencies contained in the Agreement, the Company will only recognize revenue from the Agreement as royalties are earned and reported by Licensee. If all of the conditions under the Agreement are met and the full amount of the minimum guaranteed royalties are paid by Licensee, the Company's share would be approximately $30,000,000, which would be paid in two advances, one-half of which was received before April 1, 2000 and one-half of which would be received on or before April 1, 2001. Accordingly, at September 30, 2000, the Company had deferred revenue of $6,031,713, of which $5,693,849 related to its share of advanced royalties received under the Agreement.

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

                                                   MEDIA &         TV & FILM
                                LICENSING     TV DISTRIBUTION      PRODUCTION          TOTAL
                                ---------     ---------------      ----------          -----
9 Months Ended
September 30,

2000
  Revenues                   $ 53,887,989        $ 1,859,712       $ 13,090,644     $ 68,838,345
  Amortization                         --                 --                 --               --
  Segment Profit (Loss)        42,987,353            157,898          9,384,959       52,530,210
  Segment Assets              178,233,935          5,631,023         10,465,735      194,330,693

1999
  Revenues                   $ 23,274,356        $ 1,861,697          $ 456,199     $ 25,592,252
  Amortization                        --                  --          1,112,500        1,112,500
  Segment Profit (Loss)        17,421,811            111,438           (861,343)      16,671,906
  Segment Assets               59,165,631          5,825,032          3,149,615       68,140,278

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

Three and Nine Months Ended September 30, 2000 Compared to the Three and Nine Months Ended September 30, 1999

Consolidated net revenue increased 47% or $7,907,192 to $24,740,549 for the three month period ended September 30, 2000 as compared to the same period in 1999. Consolidated net revenue for the nine month period increased 169% or $43,246,093 as compared to the nine month period ended September 30, 1999. The increase in net revenue for the three and six month periods was primarily due to increased revenue related to licensing activities for the Pokemon property and increased film revenues from the successful release of "Pokemon, The First Movie" home video on March 21, 2000.

Selling, general and administrative expenses increased 57% or $2,313,332 to $6,347,604 and 120% or $10,090,901 to $18,514,678 for the three and nine month periods ended September 30, 2000 when compared to the same periods last year. These increases were primarily due to bonus accruals, which are based on pre-tax income levels which were higher in 2000 as a result of higher pre-tax income.

Additionally, higher costs were incurred due to an increase in payroll and marketing costs related to the Company's expanded licensing activities.

At September 30, 2000 there were $2,564,600 of capitalized film production costs which primarily relate to movie production costs associated with "Pokemon The Movie 2000" which was released in theatres on July 21, 2000, as well as film acquisition costs for the TV series "Tama and Friends", Cubix and 26 episodes of "WMAC Masters". At September 30, 2000, the percentage of total unamortized film cost expected to be amortized within the next three years exceeds 70%.

The Company periodically evaluates its anticipated revenue from film production and, consequently, amortization rates may change as a result of such estimates.

Interest income increased by $1,551,705 and $4,020,648 for the three and nine month periods ending September 30, 2000 as compared to the same periods in 1999. These increases are attributable to higher levels of invested cash during the first three and nine months of the current year as compared to the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES:

At September 30, 2000 the Company had working capital of $88,540,546 as compared to working capital of $56,982,147 at December 31, 1999, an increase in working capital of $31,558,399. Cash and cash equivalents increased by $77,896,400 to $152,323,526 from December 31, 1999. The increase in cash equivalents is primarily due to the increased levels of royalties collected from the Company's licensing business. The increased royalty collections also increase the amounts due to licensors as described below.

Accounts receivable, net (current and non-current) decreased to $23,058,450 at September 30, 2000 from 47,329,385 at December 31, 1999. This decrease is primarily due to the collection by the Company in the first quarter of 2000 of royalties representing the Company's share of royalties due for the fourth quarter of 1999.

Amounts due to licensors, which represent the owners' share of royalties collected at September 30, 2000, increased by $22,939,433 to $79,974,424 from December 31, 1999. The increase is primarily due to higher cash payments received on royalties collected during the third quarter of 2000 as compared to the fourth quarter of 1999 which are paid to licensors in the fourth quarter of 2000.

In the opinion of management, the Company will be able to finance its business as currently conducted from its current working capital and the $5,000,000 credit facility with The Chase Manhattan Bank, discussed in Note 4 to the financial statements. As of November 14, 2000 there were no amounts outstanding under this facility. As the Company explores new and expanded opportunities in the youth oriented entertainment market, including television production, it may seek additional financing alternatives.

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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On May 17, 2000, the Company held its 2000 annual meeting of stockholders, at which there were 11,255,149 votes represented in person or by proxy, which constituted a quorum. At the annual meeting, the following matters were approved by more than the requisite number of stockholders.

All of the persons nominated to become directors of the Company were elected. The number of votes cast for and withheld for each director were as follows:

     Nominee                       Votes For                  Votes Withheld
     -------                      ----------                  --------------
     Alfred R. Kahn               11,066,667                      188,482
     Joseph P Garrity             11,039,555                      215,594
     Joel I. Cohen                10,897,941                      357,208
     Jay Emmett                   10,952,037                      303,112

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

Dated: November 14, 2000

4KIDS ENTERTAINMENT, INC.

By: /s/ Alfred R. Kahn
----------------------

Alfred R. Kahn
Chairman of the Board and
Chief Executive Officer

By: /s/ Joseph P. Garrity
-------------------------

Joseph P. Garrity
Executive Vice President
Chief Financial Officer