Form 10-K
period 2000-12-31
4 KIDS ENTERTAINMENT INC
filed 2001-04-02
CIK 58592

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

                                                          Yes  X     No ___

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on March 27, 2001 as reported on the New York Stock Exchange Market, was approximately $146,395,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value                12,080,493
----------------------------       ---------------------------
     (Title of Class)              (No. of Shares Outstanding at March 27, 2001)

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2001 are incorporated by reference into Part III of this Form 10-K Report.

                                     PART I

Item  1.  Business

      (a) General Development of Business. 4Kids Entertainment, Inc., (the "Company") is a vertically integrated entertainment-based company. The Company provides a comprehensive range of services including toy design and development, domestic and international merchandise licensing, media buying and planning, international and domestic television and movie distribution and television, music and film production.

The Company primarily operates through four wholly-owned subsidiaries, Leisure Concepts, Inc. ("LCI"), Leisure Concepts International, Inc. ("LCII"), The Summit Media Group, Inc. ("Summit Media") and 4Kids Productions, Inc. ("4Kids

Productions").

LCI provides domestic and international licensing of the commercial rights to properties, personalities, and product concepts. Leisure Concepts typically acts as exclusive agent in connection with the grant to third parties of licenses to manufacture and sell all types of merchandise based on such properties, personalities and concepts. The licensing of these rights has been primarily in the areas of toys, electronic games, food, toiletries, apparel, house-wares and footwear industries. These rights are also licensed in connection with the production of television shows, motion pictures and publications such as magazines, books and comic strips.

LCII, based in the Company's London office, provides hands-on management of properties in the important United Kingdom and European marketplace.

Summit Media provides media planning, buying and marketing services primarily for toy and video game companies. Summit Media also provides television distribution services.

4Kids Productions is a television, film, home video and music production company specializing in youth-oriented entertainment programming.

In addition to the four main subsidiaries described above, the Company has established one new subsidiary and one new division. The new subsidiary, Websites 4 Kids, Inc., is a website development company specializing in creating websites designed for youth-oriented special interest groups. The first site designed by Websites 4Kids is girlsgymnastics.com by Bela Karolyi, a site which gives gymnastics instructions and information online. The new division, Technology 4Kids, was established to develop new toy ideas and concepts which integrate new and existing technologies with traditional play patterns.

      (b) Financial Information About Industry Segments.

Financial information regarding industry segments can be found in note 11 to Notes to the Company's Consolidated Financial Statements.

      (c) Narrative Description of the Business.

      (1) Licensing. The Company's licensing activities are conducted through its subsidiary, LCI. The licenses in this category of activity are typically based upon well-known personalities, fictional and fanciful characters, and established properties often from the entertainment field. These rights in some cases may be licensed from the owners of such properties and sublicensed to others, or LCI may acquire the right to represent such owners, usually exclusively, in the granting of such rights to third parties. LCI negotiates licensing arrangements directly with manufacturers or users and supervises the implementation of the agreements.

      A license agreement offered to manufacturers in the industry or industries LCI considers appropriate, may provide the right to manufacture and sell a broad range of toy products in various categories (a "master toy license") or it may be limited to the right to manufacture and sell a specific product or product lines. The typical licensing arrangement provides for the payment of royalties based upon a percentage of the manufacturer's aggregate net sales, at wholesale, of the products in question. LCI usually retains as a commission between 10% and 40% of the owner's licensing royalties, which generally range from 4% to 15% of net wholesale sales.

      As part of the standard licensing arrangements, the manufacturer usually pays LCI a nonrefundable advance which is applied in most cases against a guaranteed minimum royalty. The percentage of sales or royalty rate, and any nonrefundable advance against guaranteed minimum payment, are negotiated for each transaction and vary from industry to industry and from property to property. Generally, the term of the license runs for one to three years, and may be renewed by the licensee if certain minimum annual payments are received under the license agreement. In addition, the agreements usually provide that the rights under license will revert to the owner unless the manufacturer commences its marketing activities by a specified date and continues to market the products thereafter on a regular basis. The average start-up or lead time necessary for product manufacture and marketing is between approximately six and eighteen months. LCI does not assist in financing any of these endeavors.

      In the case of licenses for motion picture and television productions, the licensees pay fees for each production, sometimes preceded by option payments, and, usually in connection with television series, per episode payments and rerun payments for multiple exhibitions. In some cases, owners participate in the "net profits" (that is, income less deduction of fees and chargeable expenses and production costs) that may be realized from the exploitation of the property in question.

      Licensing revenues accounted for approximately 74%, 82% and 60% of consolidated net revenues for the years ended December 31, 2000, 1999 and 1998, respectively.

      (2) Certain Licensed Properties Represented Exclusively by LCI Among the licensed properties represented exclusively by LCI are the following:

            o "Pokemon", Nintendo's popular Video game. The Company represents all merchandising and television and film distribution rights outside Asia. The term of the representation agreement for "Pokemon" expires in December 2006. "Pokemon" started in Japan as a Nintendo Game Boy cartridge that involves finding, capturing, collecting and training 250 different "Pokemon". LCI has signed Hasbro, Inc. as the master toy licensee and over 500 licensees worldwide including Kraft, General Mills, Kelloggs, Welch's, Danone, Colgate-Palmolive, Scholastic and American Greetings for a wide range of licensed products. For more information regarding LCI's agreement with Hasbro, Inc., please see Note 10f. to the Notes to Consolidated Financial Statements.

            o Nintendo of America Inc. ("Nintendo"). The Company has exclusive rights for the various characters, trademarks, and copyrights arising out of the software for the video games developed and owned by Nintendo including, Mario, Donkey Kong, Zelda, GameBoy and Nintendo N64. LCI represents Nintendo for merchandise licensing on a worldwide basis, other than Japan. The Company has represented Nintendo since 1988 under a one year renewable agreement. These video games have consistently ranked among the top toy sellers.

            o Rare; one of Nintendo's most important game developers providing Nintendo with hit video game titles such as Goldeneye and Donkey Kong. The Company's representation of Rare includes the video games "Perfect Dark", "Jet Force Gemini" and "Conkers Bad Fur Day". The Company represents Rare on a worldwide basis, excluding Japan through December 31, 2002 with one year extensions thereafter.

            o "Cubix"; a new computer animated television series being developed by the Company for domestic broadcast on Kids' WB in 2001. The Company is a co-producer of "Cubix" in conjunction with Daiwon C & A Holdings Co., Ltd, and Cinepix, two Korean companies. The Company's ownership rights include television and merchandising outside of Asia.

            o "Tama and Friends"; a Japanese animated television series produced by TBS Service, Inc. and based on a property owned by Sony Creative Products, Inc. "Tama" was originally broadcast in Japan. It is expected that the Company's 4Kids Productions subsidiary will adapt "Tama" for broadcast outside Japan and that the Company will represent television and merchandise licensing rights outside of Japan with an initial term expiring March 2007. "Tama" is expected to begin domestic broadcast in first run syndication beginning September 2001.

            o "Ultraman Tiga"; this live action television series created and produced by Tsuburaya Productions in Japan has been a perennial favorite in Japan for thirty years. The Company represents all television and merchandise licensing rights outside of Asia.

            o "Kinniku-man"; an animated television program produced by Toei Animation in Japan. "Kinniku-man", which combines comedy with wrestling, began in Japan over fifteen years ago. The Company represents all television and merchandise licensing rights outside of Asia for "Kinniku-man".

            o Pace Motor Sports; The Company represents Pace Motor Sports, a division of SFX Entertainment, which produces over three hundred Monster Truck events each year. The Company represents worldwide merchandise licensing rights for Pace.

      (3) Company-Owned Properties. World Martial Arts Council ("WMAC") is an entertainment-based property utilizing skilled martial arts professionals that was developed and is owned by the Company. The WMAC Masters television series was launched in September of 1995.

      "Charlie Chan" is the fictional Asian detective who has been the subject of numerous films based on the character created by Earl DeBiggers. In March 2001, the Company optioned the film rights to "Charlie Chan" to Twentieth Century Fox Film Corporation.

      (4) Product Concepts. The product concepts developed by the Company's Technology 4Kids division usually consist of a novel approach to integrating existing technology with a toy concept. The Company may conceive of an idea and then develop it at its own expense by preparing drawings or models of the products or examples of various uses of the concepts, including descriptions or illustrations of plans for the marketing and merchandising of the product lines in question. The Company will then seek to license the product concept to manufacturers for which the Company will typically receive a royalty based upon the manufacturer's wholesale sales. In other instances, although the Company has not created the original concept, it will assist in developing a concept, initially conceived by others, into a commercially viable product line, in which case the Company may act as the licensor, as the agent for the rights holder of the concept in question or may simply receive a royalty for services rendered. The Company does not typically finance the activities of the manufacturers to which it licenses product concepts. However, the Company sometimes enters into arrangements under which it defers its royalties until after the manufacturer has recouped its cost of production. Furthermore, because the costs associated with the development of product concepts is relatively low, this activity has generally been profitable for the Company. There can be no assurance, however, that the development of product concepts will be successful in the future.

      (5) Media Buying Planning and Television Distribution. The Company's subsidiary, Summit Media, provides clients with media planning, buying and marketing services and television distribution services. These services accounted for 4%, 5% and 29% of consolidated net revenues for the years ended December 31, 2000, 1999 and 1998, respectively. Summit Media serves as the current television distributor for "Pokemon", and it is expected that Summit Media will also serve as the television distributor for "Cubix" and "Tama and Friends" and future programs in the calendar years 2001 and 2002.

      (6) Television, Film, Music and Home Video Production. The Company's subsidiary, 4Kids Productions is a television, film, music and home video production company specializing in youth-oriented entertainment programming. Entertainment production and programming accounted for 22%,12% and 10% of consolidated net revenues for the years ended December 31, 2000, 1999 and 1998, respectively. 4Kids Productions is currently producing the American adaptation of the Japanese hit "Pokemon" which debuted in the United States in September 1998. After having adapted episodes 1-156 of the hit television series and the first two "Pokemon" movies, 4Kids is currently adapting episodes 157-208 and the third full length "Pokemon" feature film which will be released domestically in April of 2001. Additionally, it is expected that 4Kids will produce the English language adaptation of "Tama and Friends", "Ultraman" and "Kinniku-man" and the new television production "Cubix".

      (7) Dependence on a Few Sources of Revenues. The Company typically derives a substantial portion of its revenues from a small number of properties, which properties usually generate revenues only for a limited period of time. Because the Company's licensing revenues are highly subject to changing fashion in the toy and entertainment business, its licensing revenues from year to year from particular sources are subject to dramatic increases and decreases. It is not possible to precisely anticipate the length of time a project will be commercially successful, if at all. Popularity of properties can vary from months to years. In addition, the Company has little control over the timing of payments, some of which are made upon the execution and delivery of license agreements and others as royalties are reported. Because of this, the Company must continually seek new properties from which it can derive revenues.

      One property, "Pokemon", contributed revenues of approximately 95% of consolidated net revenues for fiscal 2000. In 2000, two licensees, Hasbro, Inc. and Warner Brothers contributed 39% and 14% of consolidated net revenues, respectively. For more information on Revenues/Major Customers, please see Note 5 to the Notes to Consolidated Financial Statements.

      (8) Trademarks and Copyrights. The Company generally does not own any trademarks or copyrights in properties which it licenses. These rights are typically owned by the creator or by the entity, such as a television producer, which may expend substantial amounts in developing or promoting the concept. However, the Company does own the copyrights and trademarks to "Charlie Chan", "WMAC Masters" and is a joint copyright holder of "Cubix".

      (9) Seasonal Aspects. A substantial portion of the Company's revenues and net income are subject to the seasonal and trend variations of the toy and game industry. Typically, a majority of toy orders are shipped in the third and fourth calendar quarters. As a result, in the Company's usual experience, its net income from toy and game royalties during the second half of the year has generally been greater than during the first half of the year. However, the Company's revenues in fiscal 2000 were influenced more by the popularity trends and movie release dates of "Pokemon" than the historical seasonal trends of toy and game sales from properties in past years.

      (10) Competition. The principal competitors of the Company's licensing activities (including product concepts) are the product development, merchandising, marketing and advertising departments of toy and other juvenile merchandise manufacturers and motion picture studios as well as independent advertising agencies, licensing companies and numerous individuals acting as licensing representatives. There are also many independent product development firms with which the Company competes. Many of these companies have substantially greater resources than the Company and represent properties which have been commercially successful for longer periods than properties represented by the Company. The Company believes it would be relatively easy for a potential competitor to enter its market in light of the relatively small investment required to commence operations. However, the ultimate success of a new entrant in the field would depend on its access to toy and other manufacturers, sources of properties to be licensed, its know-how in the negotiation and subsequent administration of licenses and the retail market acceptance of the property in question.

      The Company's media buying, planning and television distribution activities as well as its television, music, film and home video production activities operate in highly competitive industries and face as competitors many companies with substantially greater resources and distribution networks than the Company.

      (11) Employees. As of March 27, 2001, the Company had a total of 100 full-time employees consisting of 72 employees in licensing, 18 in media and TV distribution and 10 in TV and film production.

Item 2.  Properties

      The following table sets forth, with respect to properties leased (none are owned) by the Company at March 27, 2001, the location of the property, the date on which the lease expires and the use which the Company makes of such facilities:

                                                                     Approximate
                                Expiration                              Square
Address                          of Lease             Use                Feet
--------                         --------             ----               ----
1414 Avenue of the Americas   April 30, 2010     Executive and Sales    21,000
New York, New York                               Office, Media
                                                 Buying and
                                                 Television
                                                 Production

116 Putney Bridge Road        January 6, 2005    International Sales    4,000
Alice Court                                      Office
London, England

      The Company considers that, in general, its physical properties are well maintained, in good operating condition and adequate for its purposes.

Item  3. Legal Proceedings

      (i) Imber v. Nintendo, et al. In September 1999, the Company was named as a defendant in a lawsuit filed in the United States District Court for the Southern District of California. Also named as defendants in this lawsuit are Nintendo of America Inc. and Wizards of the Coast, Inc. The lawsuit (purportedly brought on behalf of a class of all persons who purchased a package of "Pokemon" trading cards), seeks to challenge longstanding practices in the trading card industry, including the practice of randomly inserting premium cards in packages of "Pokemon" cards. The lawsuit claims that these practices constitute illegal gambling activity in violation of California and federal law, including the Federal Racketeer Influenced and Corrupt Organization Act ("RICO"), and seeks an award of treble damages.

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

      (ii) Morrison v. Nintendo, et al. On March 29, 2000, Morrison Entertainment Group, Inc., filed suit in the United States District Court for the Central District of California against Nintendo of America Inc., 4 Kids Entertainment, Inc. and Leisure Concepts, Inc. The suit alleges that the Pokemon trademark infringes upon the plaintiff's "Monster in my Pocket" trademark. The complaint also alleges trademark dilution, unfair competition, and a breach of implied contract. The complaint seeks injunctive relief as well as monetary damages. The case is currently in discovery.

      (iii) EM.TV & Merchandising AG v. Nintendo, et al. On October 31, 2000, EM.TV & Merchandising AG filed suit against Nintendo of America, Inc., Leisure Concepts, Inc. and Lacey Entertainment, Inc., in the United States District

      Court for the Southern District of New York. EM has claimed that the defendants breached an alleged agreement with EM with respect to EM's services as subagent for the "Pokemon" property in the territories of Germany, Austria and Switzerland. EM has further claimed that the defendants breached the alleged agreement with EM for the license to EM of television broadcast rights to the 3rd and 4th Seasons of "Pokemon" television episodes for broadcast in Germany, Austria and Switzerland. EM has sought a Declaratory Judgment as well as damages for breach of contract.

      While it is impossible to predict the eventual outcome of these litigations, the Company believes these litigations will not have a material adverse effect on the Company's financial position or result of operations.

Item  4. Submission of Matters to a Vote of Security Holders

      During the Company's fiscal quarterly period ended December 31, 2000, there were no matters submitted to a vote of security holders.

                                     PART II

Item  5. Market for Registrant's Common Equity and Related Stockholder Matters

      (a) The Company's Common Stock became listed for trading on the New York Stock Exchange as of September 20, 2000 after having been previously quoted on the NASDAQ National Market System. The following table indicates high and low sales quotations for the periods indicated based upon information supplied by NASDAQ and the New York Stock Exchange.

2000                    Low               High
----                    ---               ----
First Quarter           18.500            37.313

Second Quarter          15.375            28.125

Third Quarter           16.625            34.375

Fourth Quarter          8.438             17.063

1999                    Low               High
----                    ---               ----

First Quarter           2.417             12.958

Second Quarter          7.813             12.500

Third Quarter           8.500             37.750

Fourth Quarter          24.75             93.250

      The above-mentioned stock prices have been adjusted to reflect the 3 for 2 stock split effective for shareholders of record on April 15, 1999 and the 2 for 1 stock split effective for shareholders of record on September 1, 1999.

      (b) Number of Holders of Common Stock. The number of holders of record of the Company's Common Stock on December 31, 2000 was 338, which does not include individual participants in security position listings.

      (c) Dividends. There were no dividends or other distributions made by the Company during 2000 or 1999. Future dividend policy will be determined by the Board of Directors based on the Company's earnings, financial condition, capital requirements and other existing conditions. It is anticipated that cash dividends will not be paid to the holders of the Company's Common Stock in the foreseeable future.

      (d) Stock Purchases. The Board of Directors has authorized the Company, from time to time, to acquire up to 495,000 shares of its Common Stock in open-market purchases. Such purchases are to be made out of the Company's surplus. No such purchases were made by the Company during 2000.

Item  6. Selected Financial Data


                                                             Year Ended December 31,
                                                             -----------------------
                                 2000               1999               1998               1997                1996
                                 ----               ----               ----               ----                ----

Total Net Revenues           $87,997,468        $60,482,369        $14,767,429       $ 10,116,800         $ 6,677,327

Net Income (Loss)             38,772,580         23,638,426          2,743,069            739,135           (239,304)

Net Income (Loss) Per               3.25               2.20                .31                .08               (.03)
Common Share-Basic

Net Income                          2.96               1.91                .27                .08               (.03)
(Loss) Per Common Share-
Diluted

Weighted Average Common       11,947,217         10,741,082          8,982,738          8,834,493           8,834,493
Shares Outstanding-Basic

Weighted Average Common       13,092,653         12,366,349         10,227,081          9,509,637           8,834,493
Shares Outstanding-Diluted


The amounts shown above give effect to the April 1999 three for two and the September 1999 two for one stock splits described in Note 8 to the Notes to Consolidated Financial Statements included herein. The Company did not declare or pay any cash dividends during the five-year period ended December 31, 2000.


                                                             Year Ended December 31,
                                                             -----------------------
                                 2000               1999               1998               1997                1996
                                 ----               ----               ----               ----                ----

Total Assets                 $176,144,339       $127,103,647       $34,961,155        $39,319,077         $30,432,130
Working Capital                98,610,927         56,982,147        10,823,815          6,823,466           5,342,436
Stockholders' Equity          101,907,764         60,942,916        15,405,255         12,128,739          11,389,604


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

      The Company receives revenues from a number of sources, principally licensing and media buying. The Company typically derives a substantial portion of its licensing revenues from a small number of properties, which properties usually generate revenues only for a limited period of time. Because the Company's licensing revenues are highly subject to changing fashion in the toy and entertainment business, its licensing revenues from year to year from particular sources are subject to dramatic increases and decreases. It is not possible to precisely anticipate the length of time a project will be commercially successful, if at all. Popularity of properties can vary from months to years. As a result, the Company's revenues and net income may fluctuate significantly between comparable periods. The Company's revenues have historically been primarily derived from the license of toy and game concepts. Thus, a substantial portion of the Company's revenues and net income are subject to the seasonal variations and popularity trends of the toy and game industry. Typically, a majority of toy orders are shipped in the third and fourth calendar quarters. In addition, the Company's media buying subsidiary concentrates its activities on the youth-oriented market. As a result, most of its revenue is earned in the third and fourth quarters when the majority of toy and video game advertising occurs. In the Company's usual experience, its net income during the second half of the year will generally be greater than during the first half of the year. However, the Company's revenues in fiscal 2000 were influenced more by the popularity trends and movie release dates of "Pokemon" than the historical seasonal trends of toy and game sales from properties in past years. Further, the Company has little control over the timing of payments, some of which are made upon the execution and delivery of license agreements.

Results of Operation

Twelve Months Ended December 31, 2000 compared to Twelve Months Ended December 31, 1999.

      Consolidated net revenue for the year ended December 31, 2000 increased 45% or $27,515,099 to $87,997,468 in 2000 from $60,482,369 in 1999. Increased licensing commission revenue resulted primarily from the strength of the "Pokemon" license. "Pokemon" licensed products maintained their strength as top selling toy items during 2000 as the popularity spread to international markets in Europe. Particularly strong were sales of "Pokemon" cards and Hasbro toys as well as many other licensees' products involved in a wide array of licensing activities.

      Revenue from the Company's media sales and television distribution services increased from 1999 performance. These activities totaled $3,513,791 or 4% of total net revenue for 2000 as compared to $3,111,305 or 5% in 1999. Commissions earned on media placed increased as a result acquiring new clients in the media business. The Company also had its second year of distribution revenues earned on the license of the "Pokemon" television series to Warner Bros. for broadcast on Kids' WB.

      The Company's television, film and home video production activities accounted for approximately 22% and 12% of total net revenue in 2000 and 1999, respectively. Revenue in this segment increased $11,896,000 to $19,374,000 in 2000, an increase of 159%. This increase is primarily attributable to the successful theatrical and home video releases of the first two "Pokemon" movies.

      Selling, general and administrative expenses increased 62% or approximately $10,296,000 compared to 1999 primarily as a result of increased costs associated with performance-based bonus payments which are tied to pre-tax earnings of the Company. Additionally, the Company's expanded licensing activities during 2000 required additional resources including, marketing, creative services, sales, and legal costs. Overall selling, general and administrative expenses increased slightly as a percentage of net revenue to 30% in 2000 from 27% in 1999.

      At December 31, 2000, there were approximately $2,428,407 of capitalized film production costs relating primarily to 26 episodes of "Cubix" and 26 episodes of "Tama and Friends", which are currently in production. Amortization of capitalized film costs decreased by $561,407 for the year ended December 31, 2000 as compared to the prior year. At December 31, 2000, the percentage of unamortized film cost expected to be amortized within the next three years is over 70%.

      As a result of the above, the Company had net income for 2000 of $38,772,580 as compared to net income in 1999 of $23,638,426.

      Twelve Months Ended December 31, 1999 compared to Twelve Months Ended December 31, 1998.

      Consolidated net revenue for the year ended December 31, 1999 increased 310% or $45,715,000 to $60,482,369 in 1999 from $14,767,429 in 1998. Increased licensing commission revenue resulted primarily from the strength of the "Pokemon" license. "Pokemon" licensed products were among the best selling toy items during the 1999 holiday season. Particularly strong were sales of "Pokemon" cards and Hasbro toys as well as many new licensees' products involved in a wide array of licensing activities. Additionally, the Company's licensing commission revenues from World Championship Wrestling" "WCW/NWO" merchandise increased over 1998 due to strong toy sales.

      Revenue from the Company's media and television distribution services decreased from 1998 performance. These activities totaled $3,111,305 or 5% of total net revenue for 1999 as compared to $4,328,808 or 29% in 1998. Commissions earned on media placed decreased as a result of the loss of Tiger Electronics' media business. In April 1998, Tiger Electronics was acquired by Hasbro, which resulted in the consolidation of Tiger Electronics' media buying into Hasbro's Media Agency. However, partially offsetting the decreased media buying commission were increased distribution revenues earned on the license of the "Pokemon" television series to Warner Bros. for broadcast on the Kids' WB.

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

Liquidity and Capital Resources

      At December 31, 2000, the Company had working capital of $98,610,927 as compared to working capital of $56,982,147 at December 31, 1999. Cash, cash equivalents and investments increased by $74,333,606 to $148,760,732 from December 1999. The increase in cash, cash equivalents and investments are primarily due to the increased levels of the Company's share of royalties collected from the licensing businesses.

      Accounts receivable, net (current and non-current) decreased to $16,192,644 at December 31, 2000 from $47,329,385 at December 31, 1999. This decrease is primarily due to the higher fourth quarter 1999 licensing revenues as compared to fourth quarter 2000 licensing revenues for the "Pokemon" property.

      Amounts due to licensors, which represent the owners' share of royalties collected by the Company during the quarter ended December 31, 2000 and payable to property owners, decreased by $239,414 to $56,795,577 from December 31, 1999. The decrease is primarily due to slightly lower royalties collected during the fourth quarter of 2000 as compared to the prior year, which are paid to licensors in the first quarter of 2001.

      In the opinion of management, the Company will be able to finance its business as currently conducted from its current working capital. Accordingly, in March 2001, it terminated its $5,000,000 credit facility with the Chase Manhattan Bank. As the Company explores new and expanded opportunities in the youth-oriented entertainment market, including television production, it may seek additional financing alternatives.

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

                                     PART IV

Item  14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   1. Financial Statements:

The following Consolidated Financial Statements of 4Kids Entertainment, Inc. and Subsidiaries are included in Item 8:

                                                                    Page
                                                                    Number
                                                                    ------

Independent Auditors' Report                                         F-1

Consolidated Balance Sheets -December 31, 2000 and 1999              F-2

Consolidated Statements of Income - Years Ended
December 31, 2000, 1999 and 1998                                     F-3

Consolidated Statements of                                           F-4
Stockholders' Equity - Years
Ended December 31, 2000, 1999
and 1998

Consolidated Statements of                                           F-5
Cash Flows - Years Ended
December 31, 2000, 1999 and 1998

Notes to Consolidated Financial Statements                           F-6 to F-17

(a)  2. and (d)  Financial Statement Schedules:

All schedules have been omitted because they are inapplicable, not required, or the information is included in the financial statements or notes thereto.

(a)   3. and (c) Exhibits. See Index of Exhibits annexed hereto.

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed in the final quarter of the Company's fiscal year ended December 31, 2000.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2001                             4KIDS ENTERTAINMENT, INC.

                                                 By     /s/ Alfred R. Kahn,
                                                   ---------------------------
                                                       Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 30, 2001                                    /s/ Alfred R. Kahn,
                                                   ---------------------------
                                                      Chairman of the Board,
                                                   Chief Executive Officer and
                                                             Director

Date: March 30, 2001                                      /s/ Jay Emmett,
                                                   ---------------------------
                                                             Director

Date: March 30, 2001                                      /s/ Joel Cohen,
                                                   ---------------------------
                                                             Director

Date: March 30, 2001                                 /s/ Joseph P. Garrity,
                                                   ---------------------------
                                                    Executive Vice President,
                                                  Treasurer, Principal Financial
                                                  Officer, Principal Accounting
                                                       Officer and Director

                        4Kids Entertainment, Inc. and Subsidiaries

                        Consolidated Financial Statements for the Years Ended December 31, 2000, 1999 and 1998, and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of 4Kids Entertainment, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of 4Kids Entertainment, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of 4Kids Entertainment, Inc. and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche, LLP
New York, New York

March 27, 2001

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999

ASSETS                                                       2000            1999
------                                                       ----            ----
CURRENT ASSETS:
  Cash and cash equivalents                            $117,749,331    $ 74,427,126
  Investments (Notes 1 and 2)                            31,011,401              --
  Accounts receivable - net (Note 3)                     14,927,485      45,543,575
  Film inventory - net (Note 4)                           2,260,129         155,353
  Prepaid/refundable income taxes (Note 6)                4,524,131       1,815,434
  Prepaid expenses and other current assets               2,166,578       1,201,390
                                                        -----------    -----------
           Total current assets                         172,639,055     123,142,878

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS -
  Net of accumulated depreciation and amortization
  of $712,352 and $1,484,020                              1,302,548         217,025

ACCOUNTS RECEIVABLE - Noncurrent, net (Note 3)            1,265,159       1,785,810

FILM INVENTORY - Noncurrent, net (Note 4)                   168,278         760,582

DEFERRED INCOME TAXES - Noncurrent (Note 6)                      --         535,553

SECURITY DEPOSITS AND OTHER ASSETS                          769,299         661,799
                                                       ------------    ------------
TOTAL ASSETS                                           $176,144,339    $127,103,647
                                                       ============    ============

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES:
  Due to licensors (Note 3)                            $ 56,795,577    $ 57,034,991
  Media payable (Note 3)                                  2,999,603       2,353,732
  Accounts payable and accrued expenses                   9,217,532       5,564,361
  Income taxes payable                                    1,977,000          34,841
  Deferred revenue                                        2,544,610              --
  Deferred tax liability (Note 6)                           493,806       1,172,806
                                                       ------------    ------------
           Total current liabilities                     74,028,128      66,160,731
DEFERRED INCOME TAXES - Noncurrent (Note 6)                 208,447              --
                                                       ------------    ------------
            Total liabilities                            74,236,575      66,160,731
                                                       ------------    ------------

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (Notes 8 and 9):
  Preferred stock, $.01 par value -
  authorized, 3,000,000 shares; none issued                      --              --
  Common stock, $.01 par value - authorized,
  40,000,000 shares; issued, 12,080,493
    and 11,857,755 shares                                   120,805         118,578
  Additional paid-in capital                             28,963,499      26,773,458
  Retained earnings                                      72,823,460      34,050,880
                                                       ------------    ------------
           Total stockholders' equity                   101,907,764      60,942,916
                                                       ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $176,144,339    $127,103,647
                                                       ============    ============

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                           2000            1999            1998
                                                           ----            ----            ----
REVENUES:
  Net revenues (Note 5)                                 $87,997,468     $60,482,369     $14,767,429
                                                        -----------     -----------     -----------
COSTS AND EXPENSES:
  Selling, general and administrative (Note 10)          26,779,377      16,483,390       7,685,887
  Amortization of capitalized film costs (Note 4)         3,325,943       3,887,350       2,702,244

           Total costs and expenses                      30,105,320      20,370,740      10,388,131
                                                         ----------     -----------      ----------

INCOME FROM OPERATIONS                                   57,892,148      40,111,629       4,379,298

INTEREST INCOME                                           6,615,432       1,159,797         335,771
                                                        -----------     -----------     -----------

INCOME BEFORE INCOME TAX
  PROVISION                                              64,507,580      41,271,426       4,715,069

INCOME TAX PROVISION (Note 6)                            25,735,000      17,633,000       1,972,000
                                                        -----------     -----------     -----------

NET INCOME                                              $38,772,580     $23,638,426     $ 2,743,069
                                                        ===========     ===========     ===========

PER SHARE AMOUNTS (Note 9):
  Basic earnings per common share                       $      3.25     $      2.20     $      0.31
                                                        ===========     ===========     ===========

  Diluted earnings per common share                     $      2.96     $      1.91     $      0.27
                                                        ===========     ===========     ===========

  Weighted average common shares
      outstanding - basic (Note 9)                       11,947,217      10,741,082       8,982,738
                                                        ===========     ===========     ===========

  Weighted average common share
      outstanding - diluted (Note 9)                     13,092,653      12,366,349      10,227,081
                                                        ===========     ===========     ===========

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                 Additional
                                         Common Stock              Paid-in          Retained
                                     Shares         Amount         Capital          Earnings           Total
BALANCE, DECEMBER 31, 1997          2,944,831        29,448        4,429,906         7,669,385        12,128,739
  Proceeds from exercise of
    stock options                     117,904         1,179          230,568              --             231,747
  Tax benefit from exercise of
    stock options                        --            --            301,670              --             301,670
  Net income                             --            --               --           2,743,069         2,743,069
                                   ----------      --------      -----------       -----------      ------------
BALANCE, DECEMBER 31, 1998          3,062,735        30,627        4,962,144        10,412,454        15,405,225
  3 for 2 and 2 for 1
    stock splits                    6,125,470        61,255          (61,255)             --                --
  Proceeds from exercise of
    stock options                   2,669,550        26,696        3,472,655              --           3,499,351
  Tax benefit from exercise of
    stock options                        --            --         18,399,914              --          18,399,914
  Net income                             --            --               --          23,638,426        23,638,426
                                   ----------      --------      -----------       -----------      ------------
BALANCE, DECEMBER 31, 1999         11,857,755      $118,578      $26,773,458       $34,050,880      $ 60,942,916
  Proceeds from exercise of
    stock options                     222,738         2,227          372,054              --             374,281
  Tax benefit from exercise of
    stock options                        --            --          1,817,987              --           1,817,987
  Net income                             --            --               --          38,772,580        38,772,580
                                   ----------      --------      -----------       -----------      ------------
BALANCE, DECEMBER 31, 2000         12,080,493      $120,805      $28,963,499       $72,823,460      $101,907,764
                                   ==========      ========      ===========       ===========      ============

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

                                                             2000            1999            1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $ 38,772,580     $ 23,638,426    $  2,743,069
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                              356,679          108,699         124,514
  Amortization of capitalized film costs                   3,325,943        3,887,350       2,702,244
  Provision for losses on accounts receivable                200,000          827,840         352,500
  Deferred income taxes                                       65,000         (892,759)        484,598
Changes in operating assets and liabilities:
  Accounts receivable - net                               30,936,741      (27,835,283)      9,768,664
  Film inventory - net                                    (4,838,415)      (1,848,608)     (1,140,912)
  Prepaid/refundable income taxes                         (2,708,697)      (1,490,570)       (321,585)
  Prepaid expenses and other current assets                 (965,188)         (49,416)        (89,975)
  Security deposits and other assets                        (107,500)        (378,840)          8,503
  Due to licensors                                          (239,414)      53,344,409         209,814
  Media payable                                              645,871       (9,107,181)    (10,130,259)
  Income taxes payable                                     1,942,159       (1,715,958)      1,443,769
  Accounts payable and accrued expenses                    3,653,171        4,278,737         357,670
  Deferred revenue                                         2,544,610             --              --
                                                        ------------     ------------    ------------
      Net cash provided by operating activities           73,583,540       42,766,846       6,512,614
                                                        ------------     ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of commercial paper                           (31,011,401)            --              --
  Purchase of property and equipment                      (1,442,202)        (150,941)       (101,648)
                                                        ------------     ------------    ------------
      Net cash used in investing activities              (32,453,603)        (150,941)       (101,648)
                                                        ------------     ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options
    and related tax benefit                                2,192,268       22,061,265         533,417
                                                        ------------     ------------    ------------
      Net cash provided by financing activities            2,192,268       22,061,265         533,417
                                                        ------------     ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                 43,322,205       64,677,170       6,944,383

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR              74,427,126        9,749,956       2,805,573
                                                        ------------     ------------    ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                  $117,749,331     $ 74,427,126    $  9,749,956
                                                        ============     ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
  Income Taxes                                          $ 24,583,711     $  3,324,329    $     17,000
                                                        ============     ============    ============

See notes to consolidated financial statements

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED December 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

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

      Imputed Interest - The Company imputes interest on the noncurrent portion of accounts receivable at an average rate of 7% for 2000 and 1999.

      Cash and Cash Equivalents - At December 31, 2000 and 1999, the Company had cash equivalents consisting primarily of funds invested in A-1, P-1 rated commercial paper and Treasury bills of approximately $103,298,786 and $73,918,572 respectively, with original maturities of 90 days or less. Included in cash and cash equivalents are accounts in various banks which maintain balances in excess of the FDIC insured limit of $100,000 per bank. At December 31, 2000 and 1999, respectively, the excess cash amounted to a total of $14,350,545 and $408,554.

      Investments - Management determines the appropriate classification of its debt securities at the time of purchase. Debt securities for which the Company has both the intent and ability to hold to maturity are classified as held to maturity. These securities are carried at amortized cost. At December 31, 2000, the Company had no investments that qualified as trading or available for sale.

      At December 31, 2000 the Company's investments in debt securities were classified as short-term investments. The Company maintains these balances principally in A-1, P-1 rated commercial paper with various financial institutions. These financial institutions are located in different areas of the U.S. and Company policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative standing of those financial institutions that participate in the Company's investment strategy.

      Fair Value of Financial Instruments - Carrying amounts of certain of the Company's financial instruments, including cash and equivalents, accrued payroll, and other accrued liabilities, approximate fair value because of their short maturities. The fair values of investments are determined using quoted market prices for those securities or similar financial instruments.

      Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      New Accounting Pronouncements - In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". This statement addresses a limited number of issues causing implementation difficulties for entities applying SFAS No.
      133. SFAS No. 133 requires that any entity recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement is effective for all fiscal quarters beginning after June 15, 2000. The Company has determined that this statement will not have an impact on the financial statements or disclosures, as it does not enagage in derivatives or hedging transactions.

      In 2000, the FASB rescinded FASB Statement No. 53 and AcSEC issued Statement of Position ("SOP") 00-2, "Accounting by Producers or Distributors of Films". The SOP establishes, among other things, how an entity should recognize revenue from a sale or licensing arrangement of a film. This SOP is effective for financial statements for fiscal years beginning after December 15, 2000. The adoption of this SOP does not have a material effect on the consolidated financial position of the Company.

2.    INVESTMENTS

      Details as to investments are as follows:

                                             December 31,
                                  2000                          1999
                                  ----                          ----
                     Amortized Cost Fair Value Amortized Cost Fair Value Held-to-maturity:
 Commercial paper     $31,011,401    $31,011,401   $           --    $       --
                      -----------    -----------   ---------------   ----------

3.    ACCOUNTS RECEIVABLE AND MEDIA PAYABLE/DUE TO LICENSORS

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

      Additionally, accounts receivable include amounts due from clients for earned commissions and the cost of related media placed on their behalf in circumstances where the Company has assumed the payment obligation for such media. In such circumstances, the Company will record a corresponding liability for media payable. Accounts receivable consist of the following:

                                                    December 31,
                                              2000               1999

Gross accounts receivable                 $16,713,439        $47,650,180
Allowance for doubtful accounts              (520,795)          (320,795)
                                          -----------        -----------
                                           16,192,644         47,329,385
Less long-term portion                      1,265,159          1,785,810
                                          -----------        -----------
                                          $14,927,485        $45,543,575
                                          ===========        ===========

4.    FILM INVENTORY

      At December 31, 2000, there was $2,428,407 of capitalized film costs, which relate to two completed works and two works in progress. Amortization of capitalized film cost was $3,325,943, $3,887,350 and $2,702,244 in 2000, 1999 and 1998, respectively. Inclusive in the amortization above, the Company recorded charges of approximately $592,000, $2,031,000 and $1,424,000, respectively, to reduce the carrying value of film inventory primarily related to producing "WMAC Masters" and "Monster Wars" television programs. These reductions of carrying values were based on the Company's periodic evaluation of anticipated future revenue against the net realizable value of capitalized cost. Film inventory consists of the following components:

                                                    December 31,
                                              2000               1999

Opening balance                           $   915,935        $ 2,954,677

Additions                                   4,838,415          1,848,608
                                          -----------        -----------

                                            5,754,350          4,803,285
Amortization                               (3,325,943)        (3,887,350)
                                          -----------        -----------

Ending Balance                              2,428,407            915,935
Less noncurrent portion                      (168,278)          (760,582)
                                          -----------        -----------
                                          $ 2,260,129        $   155,353
                                          ===========        ===========

5.    REVENUES/MAJOR CUSTOMERS

      Licensing commission revenues included on the Statements of Income are net of licensor participations of approximately $183,030,000, $142,433,000 and $26,473,000 in 2000, 1999 and 1998, respectively.

      The percentages of revenue from major properties and customers/licensees are as follows:

                                                                   Year Ended December 31,
                                                                   2000      1999     1998
Percentage of revenue derived from major properties (revenue in
  excess of 10 percent of total revenue)                            95%       82%      52%

Number of major properties                                           1         1        3

Percentage of revenue derived from major customers/licensees
  (revenue in excess of 10 percent of total revenue)                53%       39%      14%

Number of major customers/licensees                                  2         1        1

      Additionally, through the Company's London office and network of international subagents, which allow it to license its properties through the world, the Company recognized approximately $9,446,000, $673,000 and $446,000 in net revenue from international sources, primarily in Europe, for 2000, 1999 and 1998, respectively.

6.    INCOME TAXES

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

      The income tax provision/(benefit) includes the following:

                                       Years Ended December 31,
                              2000               1999               1998
Current:
  Federal                 $18,214,000        $13,507,000         $1,120,000
  State and local           5,480,000          5,019,000            367,000
  Foreign                   1,977,000               --                 --
                          -----------         ----------          ---------
                           25,671,000         18,526,000          1,487,000
                          -----------         ----------          ---------
Deferred:
  Federal                      55,000           (727,000)           383,000
  State and local               9,000           (166,000)           102,000
                          -----------         ----------          ---------
                               64,000           (893,000)           485,000
                          -----------         ----------          ---------
                          $25,735,000        $17,633,000         $1,972,000
                          ===========        ===========         ==========

      The provision for taxes as reported is different than the tax provision computed by applying the statutory Federal rate of 35 percent. The differences are as follows:

                                                              Years Ended December 31,
                                                         2000            1999         1998
Income before income tax provision                   $64,507,580     $41,271,426    $4,715,069
                                                     ===========     ===========    ==========
Provision at the statutory Federal rate              $22,578,000     $14,445,000    $1,603,000

Provision for state and local income taxes net of
  Federal income tax benefit                           3,568,000       3,154,000       310,000

Effect of lower foreign tax rate                        (329,000)           --            --
Other                                                    (82,000)         34,000        59,000
                                                     -----------     -----------    ----------
                                                     $25,735,000     $17,633,000    $1,972,000
                                                     ===========     ===========    ==========

      Income tax benefits, which related to the exercise of non-qualified stock options reduced current taxes payable and increased additional paid-in capital by approximately $1,818,000, $18,400,000 and $302,000 in 2000,
      1999 and 1998, respectively.

      The Company's deferred tax liabilities are net of deferred tax assets of approximately $317,000 and $1,557,000 at December 31, 2000 and 1999,
      respectively. The components of the deferred tax balances at December 31, 2000 and 1999 are as follows:

                                                                   Years Ended December 31,
                                                                    2000              1999
Commissions on guarantees not currently recognized for
  tax reporting purposes                                        $(1,019,000)      $(2,032,000)

Tax benefit of state and local tax loss carryforwards                  --            (162,000)

Provision for doubtful accounts not currently deductible
  for tax reporting purposes                                        223,000           138,000

Film inventory valuation adjustment not currently
  deductible for tax reporting purposes                              57,000         1,419,000

Other                                                                37,000              --
                                                                -----------       -----------
                                                                $  (702,000)      $  (637,000)
                                                                ===========       ===========

      The Company has determined that earnings for 2000 of approximately $6,589,000 of its foreign subsidiary will remain invested overseas for the indefinite future. It is impractical to determine the ultimate tax effects of remittance of these earnings.

7.    STOCK OPTIONS

      The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net income and net income per share would have been decreased by approximately $1,637,000, $2,745,000 and $518,000, or $.14, $.23 and $.06 basic earnings per share for 2000, 1999 and 1998, respectively. The weighted average fair value of options granted was $28.375, $20.77 and $1.05 during 2000, 1999 and 1998, respectively. The fair value of the options granted during 2000, 1999 and 1998 are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0% for all years, volatility of 124%, 114% and 85% for 2000, 1999 and 1998, respectively, risk-free interest rate of 4.40%, 6.55% and 5.14% for 2000, 1999 and 1998, respectively, and an expected life of three years based on the estimated holding period giving consideration to past experience and current stock price levels.

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

      The Company has outstanding stock options as follows:

                                                                            Weighted
                                                                             Average
                                                       Exercise Price       Exercise
                                      Options            Per Share            Price
Outstanding at December 31, 1997     4,399,500       0.458   -     3.417       1.367
                                    ==========     =======       =======     =======
Options granted                        993,000       0.917   -     3.104       1.923
Options expired                        (94,500)      2.042   -     3.250       2.617
Options exercised                     (353,712)      0.458   -     0.875       0.653
                                    ----------     -------       -------     -------

Outstanding at December 31, 1998     4,944,288       0.458   -     3.104       1.433
                                    ==========     =======       =======     =======

Options granted                        265,000      10.313   -    33.280      29.380
Options expired                        (15,000)      3.250   -     3.250       3.250
Options exercised                   (2,669,550)      0.528   -     3.104       1.310
                                    ----------     -------       -------     -------
Outstanding at December 31, 1999     2,524,738       0.458   -    33.281       4.500
                                    ==========     =======       =======     =======

Options granted                         50,000      28.375   -    28.375      28.375
Options exercised                     (222,738)      0.458   -    10.313       1.680
                                    ----------     -------       -------     -------
Outstanding at December 31, 2000     2,352,000       0.458   -    33.281       5.278
                                    ==========     =======       =======     =======

Exercisable at December 31, 2000     2,327,000     $ 0.458   -   $33.281     $ 5.030
                                    ==========     =======       =======     =======

      Under the Company's various stock option plans, 710,000 of the Company's common stock were available at December 31, 2000 for future issuance.

      Additionally, on January 2, 2001 the Company granted 693,000 non-qualified stock options to various employees, executive officers and Directors at an exercise price of $8.9375, the market price of the Company's common stock on that date.

      At December 31, 2000, there were 3,062,000 shares of the Company's common stock reserved for stock options. The following table summarizes information about fixed-price stock options outstanding at December 31, 2000:

                                       Options Outstanding                   Options Exercisable
                           -------------------------------------------    ------------------------
                                                              Weighted                    Weighted
                             Number       Weighted Average    Average       Number        Average
       Range of            Outstanding       Remaining        Exercise    Exercisable     Exercise
    Exercise Prices        at 12/31/00    Contractual Life     Price      at 12/31/00      Price
$ 0.4583   -   $ 1.8958      1,476,950       3 years          $ 1.03       1,476,950      $ 1.05
$ 2.6875   -   $10.3125        605,050       4 years          $ 3.50         605,050      $ 3.51
$28.3750   -   $33.2813        270,000       6 years          $32.37         245,000      $32.78
                             ---------                                     ---------
                             2,352,000                                     2,327,000
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

      The effect of the stock splits have been recognized retroactively in the shareholders' equity accounts on the balance sheets as of December 31, 2000 and in all share and per share data in the accompanying consolidated financial statements, notes to financial statements and supplemental financial data. Shareholders' equity accounts have been restated to reflect the reclassification of an amount equal to par value of the increase in issued common shares from the additional paid-in capital account.

9.    EARNINGS PER SHARE

      The Company applies Statement of Accounting Standards ("SFAS") No. 128 "Earnings per Share" which requires the computation and presentation of earnings per share ("EPS") to include basic and diluted EPS. Basic EPS is computed based solely on the weighted average number of common shares outstanding during the period. Diluted EPS reflects all potential dilution of common stock. The following table reconciles Basic EPS with Diluted EPS for the three years ended December 31, 2000.

                                                       For the Year Ended 2000
                                                 Income         Shares       Per Share
Basic earnings per share:
  Income available to common shareholders      $38,772,580     11,947,217      $3.25

Effect of dilutive security:
  Stock options                                       --        1,145,436       --
                                               -----------     ----------      -----
Diluted earnings per share                     $38,772,580     13,092,653      $2.96
                                               ===========     ==========      =====

                                                       For the Year Ended 1999
                                                 Income         Shares       Per Share

Basic earnings per share:
  Income available to common shareholders      $23,638,426     10,741,082      $2.20

Effect of dilutive security:
  Stock options                                       --        1,625,267       --
                                               -----------     ----------      -----
Diluted earnings per share                     $23,638,426     12,366,349      $1.91
                                               ===========     ==========      =====

                                                       For the Year Ended 1998
                                                 Income         Shares       Per Share

Basic earnings per share:
  Income available to common shareholders      $ 2,743,069      8,982,738      $0.31

Effect of dilutive security:
  Stock options                                       --        1,244,343       --
                                               -----------     ----------      -----
Diluted earnings per share                     $ 2,743,069     10,227,081      $0.27
                                               ===========     ==========      =====

10.   COMMITMENTS AND CONTINGENCIES

      a. Bonus Plan - Bonuses under the Bonus Plan are based upon an amount up to 14 percent of pretax profits. Key officers and employees, as designated by the Board of Directors, can be included in the Bonus Plan. For 2000, 1999 and 1998, the Board of Directors, under the Bonus Plan, awarded the Chairman and Chief Executive Officer of the Company approximately $7,561,000, $4,771,000 and $557,000, respectively. An additional amount of approximately $1,890,000, $1,168,000 and $139,000 under the Bonus Plan was granted to two employees, one of which was an officer, in 2000, 1999 and 1998, respectively.

      b. Leases - The Company leases certain office and administrative facilities. Commitments for minimum rentals under non-cancellable leases at the end of 2000 are as follows:

                  Year Ending
                  December 31,                       Amount

                  2001                            $  646,175
                  2002                               651,859
                  2003                               668,156
                  2004                               860,043
                  2005                               966,364
                  2006 and thereafter              4,453,965
                                                  ----------
                                                  $8,246,562
                                                  ==========

            Rent expense for all operating leases charged against earnings amounted to $600,033, $438,534 and $421,024 in 2000, 1999 and 1998,
            respectively.

      c. Litigation - (i) Imber v. Nintendo, et al. In September 1999, the Company was named as a defendant in a lawsuit filed in the United States District Court for the Southern District of California. Also named as defendants in this lawsuit are Nintendo of America Inc. and Wizards of the Coast, Inc. The lawsuit (purportedly brought on behalf of a class of all persons who purchased a package of "Pokemon" trading cards), seeks to challenge longstanding practices in the trading card industry, including the practice of randomly inserting premium cards in packages of "Pokemon" cards. The lawsuit claims that these practices constitute illegal gambling activity in violation of California and federal law, including the Federal Racketeer Influenced and Corrupt Organization Act ("RICO"), and seeks an award of treble damages.

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

            (ii) Morrison v. Nintendo, et al. On March 29, 2000, Morrison Entertainment Group, Inc., filed suit in the United States District Court for the Central District of California against Nintendo of America Inc., 4 Kids Entertainment, Inc. and Leisure Concepts, Inc. The suit alleges that the "Pokemon" trademark infringes upon the plaintiff's "Monster in my Pocket" trademark. The complaint also alleges trademark dilution, unfair competition, and a breach of implied contract. The complaint seeks injunctive relief as well as monetary damages.

            (iii) EM.TV & Merchandising AG v. Nintendo, et al. On October 31, 2000, EM.TV & Merchandising AG filed suit against Nintendo of America, Inc. Leisure Concepts, Inc., and Lacey Entertainment, Inc., in the United States District Court for the Southern District of New York. EM has claimed that the defendants breached an alleged agreement with EM with respect to EM's services as subagent for the "Pokemon" property in the territories of Germany, Austria and Switzerland. EM has further claimed that the defendants breached the alleged agreement with EM for the license to EM of television broadcast rights to the 3rd and 4th Seasons of "Pokemon" television episodes for broadcast in Germany, Austria and Switzerland. EM has sought a Declaratory Judgment as well as damages for breach of contract.

            While it is impossible to predict the eventual outcome of these litigations, the Company believes these litigations will not have a material adverse effect on the Company's financial position or result of operations.

      d. Credit Facility - The Company's line of credit (the "Credit Facility") from Chase Bank expires in June 2001. Under the terms of the agreement, the Company may borrow from time to time for general working capital purposes up to $5,000,000. The Company terminated this credit facility in March 2001 as it considered its current working capital sufficient for its anticipated requirements. As of December 31, 2000 and 1999, the Company had no borrowings under the Credit Facility.

      e. Employment Contracts - The Company has employment agreements and arrangements with its executive officers and certain management personnel. The agreements generally continue until terminated by the executive or the Company, and provide for severance payments under certain circumstances. The majority of the agreements and arrangements provide the employees with certain additional rights after a Change of Control (as defined) of the Company occurs. The agreements include a covenant against competition with the Company, which extends for a period of time after termination for any reason. As of December 31, 2000, if all of the employees under contract were terminated by the Company without good cause or following a Change of Control, (as defined) under these contracts, the Company's liability would be approximately $10,873,000.

            These employment agreements provide for an aggregate minimum annual base compensation of $1,645,000 expiring on various dates through 2003.

      f. Master Toy Licensee - Leisure Concepts, Incorporated, a wholly owned subsidiary of the Company, is the exclusive Merchandise Licensing Agent for the "Pokemon" property outside Asia. The master toy licensee ("Licensee") for the "Pokemon" property and The Pokemon Company LLC, (the assignee of certain rights and obligations of Nintendo of America Inc. with respect to the "Pokemon" property) have entered into a new agreement (the "Agreement") effective January 1, 2001. The Agreement supersedes the original Merchandise License Agreement, dated as of May 14, 1998 as amended in September, 1999.

            Under the revised terms of the Agreement, the parties have agreed, inter alia, that Licensee will pay a minimum royalty for the period starting January 1, 2001 and ending December 31, 2003. If all of the conditions under the Agreement are met and the full amount of the minimum guaranteed royalties are paid by Licensee, the Company's share would be not less than $7,500,000 over the period of the Agreement. Additionally, Licensee has agreed that any amounts paid by the Licensee under the original Merchandise License Agreement including the advance paid in April, 2000 are non-refundable and non-recoupable against any future royalties.

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

      Financial information by business segments follows:

                                         MEDIA &          TV & FILM
                     LICENSING       TV DISTRIBUTION     PRODUCTION          TOTAL
2000
Revenues            $ 65,109,607       $ 3,513,791       $19,374,070     $ 87,997,468
Amortization                --                --           3,325,943        3,325,943
Segment Profit        51,767,974           121,466        12,618,140       64,507,580
Segment Assets       160,788,003         6,797,824         8,558,512      176,144,339
Interest Income        6,461,208           154,224              --          6,615,432

1999
Revenues            $ 49,892,732         3,111,305       $ 7,478,332     $ 60,482,369
Amortization                --                --           3,887,350        3,887,350
Segment Profit        38,613,609           234,809         2,423,008       41,271,426
Segment Assets       110,752,722         5,132,882        11,218,043      127,103,647
Interest Income          959,591           200,206              --          1,159,797

1998
Revenues              $8,837,224       $ 4,328,808       $ 1,601,397     $ 14,767,429
Amortization                --             105,179         2,597,065        2,702,244
Segment Profit         4,825,136         1,158,319        (1,268,386)       4,715,069
Segment Assets        14,213,786        17,290,624         3,456,745       34,961,155
Interest Income          169,679           166,092              --            335,771

12.   SUMMARIZED QUARTERLY DATA (UNAUDITED):

      Following is a summary of the quarterly results of operation for the years ended December 31, 2000, and 1999:

                                                              Fiscal Quarter
                                  First          Second           Third          Fourth           Total
----------------------------------------------------------------------------------------------------------
2000
Net sales                      $20,699,519     $23,398,277     $24,740,549     $19,159,123     $87,997,468
Net earnings                     9,329,999      10,177,591      10,722,620       8,542,370      38,772,580
Basic earnings per share             $0.79           $0.86           $0.90           $0.71           $3.25
Diluted earnings per share           $0.71           $0.78           $0.82           $0.65           $2.96

1999
Net sales                      $ 3,251,941     $ 5,506,954     $16,833,357     $34,890,117     $60,482,369
Net earnings                       744,630       1,928,137       6,830,139      14,135,520      23,638,426
Basic earnings per share             $0.08           $0.18           $0.61           $1.21           $2.20
Diluted earnings per share           $0.07           $0.16           $0.54           $1.08           $1.91

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

(4)   (a)   Form of Common Stock Certificate (3) (10)(a) Bonus Plan of the
            Registrant (*)(4)

      (b)   1985 Non-Qualified Stock Option Plan, as amended (*)(4)

      (c)   1986 Stock Option Plan, as amended (*)(4)

      (d)   1992 Stock Option Plan (*)(5) (e) 1993 Stock Option Plan (*)(6)

      (f)   1994 Stock Option Plan (*)(10)

      (g)   1995 Stock Option Plan (*)(11)

      (h)   1996 Stock Option Plan (*)(15)

      (i)   1997 Stock Option Plan (*)(17)

      (j)   1998 Stock Option Plan (*)(18)

      (k)   1999 Stock Option Plan (*)(19)

      (l)   2000 Stock Option Plan (*)(20)

      (m) Stock Option Agreement, dated June 10, 1992, between the Registrant and Randy O. Rissman (*)(7)

      (n) Stock Option Agreement, dated June 10, 1992, between the Registrant and Gerald Rissman (*)(7)

      (o) Agreement between Nintendo of America, Inc. and the Registrant dated December 17, 1987 (4)

      (p) Agreement of Lease, dated March 28, 1988, between the Registrant and 1414 Americas Company (2)

      (q) Amendment, dated July 8, 1994, to Agreement of Lease between the Registrant and 1414 Americas Company.

            (12)

      (r) Agreement of Lease, dated June 30, 1991, between the Registrant and Olympic Purdue Associates (the "Olympic Lease") (7)

      (s) First Amendment, dated January 3, 1994, to the Olympic Lease (7) (t) Agreement of Lease, dated March 23, 1993, between Leisure Concepts International, Inc. and Svenska Handelsbanken (7)

      (u) Employment Agreement, dated March 12, 1991 between the Registrant and Alfred R. Kahn(*)(8) (v) Employment Agreement, dated June 3, 1991, between the Registrant and Joseph Garrity (*)(9)

      (w) Amendment, dated as of October 17, 1994, to the Employment Agreement between the Registrant and Joseph Garrity (*)(12)

Exhibit                                                                  Page
Number                              Description                         Number
------                              -----------                         ------

      (x) Employment Agreement, dated January 1, 1995 between The Summit Media Group, Inc. and Sheldon Hirsch.(*)(13)

      (y) Employment Agreement, dated January 1, 1995 between The Summit Media Group, Inc. and Thomas J. Kenney. (*)(13)

      (z) Employment Agreement, dated January 9, 1996 between 4 Kids Productions, Inc. and Norman Grossfeld. (*)(13)

      (aa)  Note, dated May 29, 1997, between the Registrant and Chemical Bank.
            (16)

      (bb) Security Agreement, dated May 29, 1996, by and between Leisure Concepts, Inc. and Chemical Bank (16)

      (cc) Security Agreement, dated May 29, 1996, by and between 4Kids Productions, Inc. and Chemical Bank (16)

      (dd) Security Agreement, dated May 29, 1996, by and between The Summit Media Group, Inc. and Chemical Bank (16)

      (ee) Amendment, dated as of January 1, 1997, to the Employment Agreement between the Registrant and Joseph P. Garrity(*)(16)

      (ff) Amendment, dated as of January 1, 1997, to the Employment Agreement between The Summit Media Group, Inc. and Sheldon Hirsch(*)(16)

      (gg) Amendment, dated as of January 1, 1997, to the Employment Agreement between The Summit Media Group, Inc. and Thomas Kenney(*)(16)

      (hh) Amendment, dated as of February, 1997, to the Employment Agreement between the Registrant and Alfred R. Kahn(*)(16).

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

      (10)  Incorporated by reference to 1994 Proxy Statement

      (11)  Incorporated by reference to 1995 Proxy Statement.

      (12) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1994.

      (13) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1995.

      (14) Incorporated by reference to Current Report on Form 8-K dated May 29, 1997.

      (15)  Incorporated by reference to 1996 Proxy Statement.

      (16) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1996.

      (17) Incorporated by reference to 1997 Proxy Statement for Annual Meeting of Shareholders held April 30, 1997.

      (18) Incorporated by reference to 1998 Proxy Statement for Annual Meeting of Shareholders held April 29, 1998.

      (19) Incorporated by reference to 1999 Proxy Statement for Annual Meeting of Shareholders held April 29, 1999.

      (20) Incorporated by reference to 2000 Proxy Statement for Annual Meeting of Shareholders held May 17, 2000.

                          INDEPENDENT AUDITORS' CONSENT

      We hereby consent to the incorporation by reference in Registration Statement Nos. 33-11718, 33-60928, 333-02289, 333-58555, 333-83153 and 333-45094
of 4Kids Entertainment, Inc. on Form S-8 of our report dated March 27, 2001 appearing in this Annual Report on Form 10-K of 4Kids Entertainment, Inc. for the year ended December 31, 2000.

Deloitte & Touche LLP
New York, New York

March 27, 2001