Form 10-Q
period 2001-03-31
4 KIDS ENTERTAINMENT INC
filed 2001-05-15
CIK 58592

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

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

                    YES      X               NO _______

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the close of the latest practicable date.

        Class                            Outstanding at May 12, 2001
----------------------------             ---------------------------

Common Stock, $.01 Par Value                      12,080,493

                            4KIDS ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                                      INDEX

                                                                     PAGE NUMBER

PART I: FINANCIAL INFORMATION

    Item 1:   Financial Statements

    Consolidated Balance Sheets                                                1
    March 31, 2001  (Unaudited) and

    December 31, 2000.

    Consolidated Statements of Income                                          2
    Three Months Ended March 31, 2001 and 2000 (Unaudited)

    Consolidated Statements of Cash Flows                                      3
    Three Months Ended

    March 31, 2001 and 2000 (Unaudited)

    Notes to Consolidated Financial                                            4
    Statements (Unaudited)

    Item 2:   Management's Discussion and Analysis                             8
    of Financial Condition and Results of Operations

PART II:  OTHER INFORMATION                                                   11

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                       MARCH 31,    DECEMBER 31,
                                                         2001           2000
                                                     ------------  -------------
ASSETS                                                (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                          $127,688,401   $117,749,331
  Investments                                          25,166,225     31,011,401
  Accounts receivable - net                            12,141,665     14,927,485
  Film inventory - net                                  2,633,843      2,260,129
  Prepaid/refundable income taxes                            --        4,524,131
  Prepaid expenses and other current assets             2,767,760      2,166,578
                                                     ------------   ------------
       Total current assets                           170,397,894    172,639,055
                                                     ------------   ------------
FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS -
  Net of accumulated depreciation and amortization
    of $815,989 and $712,352 in 2001 and 2000,
    respectively                                        1,286,789      1,302,548

ACCOUNTS RECEIVABLE - Noncurrent, net                     770,784      1,265,159

FILM INVENTORY - Noncurrent, net                          168,278        168,278

SECURITY DEPOSITS AND OTHER ASSETS                        769,299        769,299
                                                     ------------   ------------
TOTAL ASSETS                                         $173,393,044   $176,144,339
                                                     ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Due to licensors                                   $ 50,878,631   $ 56,795,577
  Media payable                                         1,619,235      2,999,603
  Accounts payable and accrued expenses                11,031,517      9,217,532
  Income taxes payable                                  1,055,724      1,977,000
  Deferred revenue                                        908,427      2,544,610
  Deferred tax liabilities                                493,806        493,806
                                                     ------------   ------------
       Total current liabilities                       65,987,340     74,028,128

DEFERRED INCOME TAXES - Noncurrent                        208,447        208,447
                                                     ------------   ------------
       Total liabilities                               66,195,787     74,236,575
                                                     ------------   ------------
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value - authorized,
    3,000,000 shares; none issued
  Common stock, $.01 par value - authorized,
    40,000,000 shares; issued, 12,080,493
    shares in 2001 and 2000                               120,805        120,805
  Additional paid-in capital                           28,963,499     28,963,499
  Retained earnings                                    78,112,953     72,823,460
                                                     ------------   ------------
       Total stockholders' equity                     107,197,257    101,907,764
                                                     ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $173,393,044   $176,144,339
                                                     ============   ============

See notes to consolidated financial statements

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                       THREE MONTHS ENDED

                                                    MARCH 31,        MARCH 31,
                                                      2001             2000
                                                  ------------     ------------
NET REVENUES:                                     $ 12,263,708     $ 20,699,519

COST AND EXPENSES:

  Selling, general and administrative cost           4,466,033        5,517,969
  Amortization of capitalized film costs               396,559              758
                                                  ------------     ------------
         TOTAL COST AND EXPENSES                     4,862,592        5,518,727
                                                  ------------     ------------
                                                     7,401,116       15,180,792

INTEREST INCOME                                      1,643,377        1,041,207
                                                  ------------     ------------
INCOME BEFORE INCOME

TAX PROVISION                                        9,044,493       16,221,999

INCOME TAX PROVISION                                (3,755,000)      (6,892,000)
                                                  ------------     ------------
NET INCOME                                        $  5,289,493     $  9,329,999
                                                  ============     ============
PER SHARE AMOUNTS

Basic Earnings per share                          $       0.44     $       0.79
                                                  ============     ============
Diluted Earnings per share                        $       0.40     $       0.71
                                                  ============     ============
Weighted average common shares
    outstanding - basic                             12,080,493       11,857,755
                                                  ============     ============
Weighted average common share
    outstanding - diluted                           13,232,793       13,087,712
                                                  ============     ============

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                        THREE             THREE
                                                    MONTHS ENDED      MONTHS ENDED
                                                     MARCH 31,          MARCH 31,
                                                        2001              2000
                                                    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                         $   5,289,493    $   9,329,999
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                         121,589           44,087
    Amortization of capitalized film costs                396,559              758

    Changes in operating assets and liabilities:
      Accounts receivable - net                         3,280,195       13,291,360
      Film inventory - net                               (770,273)        (535,803)
      Prepaid/refundable income taxes                   4,524,131             --
      Prepaid expenses and other current assets          (601,182)      (1,635,305)
      Due to licensors                                 (5,916,946)      96,252,057
      Media payable                                    (1,380,368)        (408,670)
      Accounts payable and accrued expenses             1,813,985        2,268,406
      Income taxes payable                               (921,276)       6,861,119
      Deferred revenue                                 (1,636,183)      12,353,712
                                                    -------------    -------------
     Net cash provided by operating activities          4,199,724      137,821,720
                                                    -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of commercial paper         27,029,060             --
  Purchase of commercial commercial paper             (21,183,884)            --
  Purchase of property and equipment                     (105,830)        (327,396)
                                                    -------------    -------------
     Net cash provided by (used in) investing
        activities                                      5,739,346         (327,396)
                                                    -------------    -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS               9,939,070      137,494,324

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        117,749,331       74,427,126
                                                    -------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD            $ 127,688,401    $ 211,921,450
                                                    =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
  Income Taxes                                      $   1,105,033    $      88,125
                                                    =============    =============

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2001

Note 1

BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes as required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in 4Kids Entertainment, Inc.'s (the "Company") Form 10-K for the year ended December 31, 2000.

Note 2

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

For a summary of significant accounting policies reference is made to the Company's report on Form 10-K previously filed for the year ended December 31, 2000.

Note 3

COMMITMENTS AND CONTINGENCIES:

A. CREDIT FACILITY: The Company's line of credit ("the Credit Facility") from JP Morgan Chase was due to expire June 30, 2001. Under the terms of the Credit Facility, the Company could borrow from time to time for general working capital purposes up to $5 million. The Company terminated this Credit Facility in March 2001 as it considered its current working capital sufficient for its anticipated liquidity requirements.

B. LITIGATION:

(i) Imber v. Nintendo, et al. In September 1999, the Company was named as a defendant in a lawsuit filed in the United States District Court for the Southern District of California. Also named as defendants in this lawsuit are Nintendo of America Inc. and Wizards of the Coast, Inc. The lawsuit purportedly brought on behalf of a class of all persons who purchased a package of Pokemon trading cards, seeks to challenge longstanding practices in the trading card industry, including the practice of randomly inserting premium cards in packages of Pokemon cards. The lawsuit claims that these practices constitute illegal gambling activity in violation of California and federal law, including the Federal Racketeer Influenced and Corrupt Organization Act, and seeks an award of treble damages. The lawsuit has not specified the amount of damages sought. On April 18, 2000, the District Court issued an Order to Show Cause in the lawsuit(and in a number of other lawsuits making similar allegations concerning other types of trading cards) requiring the plaintiffs in all of the cases to show cause why the cases should not be dismissed for lack of standing. On June 21, 2000, the court dismissed the RICO claims with prejudice and all other claims without prejudice. Plantiffs have filed a notice of appeal from the District Court's June 21, 2000 dismissal, and the appeal is pending.

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

(iii) EM.TV & Merchandising AG v. Nintendo, et al. On October 31, 2000, EM.TV & Merchandising AG filed suit against Nintendo of America, Inc. Leisure Concepts, Inc., and Lacey Entertainment, Inc., in the United States District Court for the Southern District of New York. EM has claimed that the defendants breached an alleged agreement with EM with respect to EM's services as subagent for the "Pokemon" property in the territories of Germany, Austria and Switzerland. EM has further claimed that the defendants breached the alleged agreement with EM for the license to EM of television broadcast rights to the 3rd and 4th Seasons of "Pokemon" television episodes for broadcast in Germany, Austria and Switzerland. EM has sought a declaratory judgment as well as damages for breach of contract. Leisure Concepts, Incorporated has answered the complaint, denying all of the material allegations contained therein, and has asserted counterclaims for declaratory relief and damages for breach of contract against EM.

While it is impossible to predict the eventual outcome of these litigations, the Company believes these litigations will not have a material adverse effect on the Company's financial condition and results of operations.

Note 4

DEFERRED REVENUE

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

Under the revised terms of the Agreement, the parties have agreed, inter alia, that Licensee will pay a minimum royalty for the period starting January 1, 2001 and ending December 31, 2003. If all of the conditions under the Agreement are met and the full amount of the minimum guaranteed royalties are paid by Licensee, the Company's share would be not less than $7,500,000 over the period of the Agreement. Additionally, Licensee has agreed that any amounts paid by the Licensee under the original Merchandise License Agreement including the advance paid in April, 2000 are non-refundable and non-recoupable against any future royalties. Accordingly, approximately $2,300,000 of deferred revenue at December 31, 2000 related to the original Merchandise License Agreement was recognized as revenue in the quarter ended March 31, 2001.

Note 5

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

                                          MEDIA &       TELEVISION
                          LICENSING   TV DISTRIBUTION   PRODUCTION     TOTAL
                          ---------   ---------------   ----------     -----
Three Months Ended
March 31,

2001
  Revenues              $  8,148,147    $  653,921     $ 3,461,640  $ 12,263,708
  Segment Profit (Loss)    6,785,636        65,750       2,193,107     9,044,493
  Segment Assets         161,391,306     6,232,111       5,769,627   173,393,044

2000
  Revenues              $ 18,789,962    $  297,365     $ 1,612,192  $ 20,699,519
  Segment Profit (Loss)   15,216,586      (271,450)      1,276,863    16,221,999
  Segment Assets         240,571,014     3,723,312       9,465,944   253,760,270

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

The Company receives revenues from a number of sources, principally licensing, media buying and television distribution. The Company typically derives a substantial portion of its licensing revenues from a small number of properties, which properties usually generate revenues only for a limited period of time. Because the Company's licensing revenues are highly subject to changing fashion in the toy and entertainment business, its licensing revenues from year to year from particular sources are subject to dramatic increases and decreases. It is not possible to precisely anticipate the length of time a project will be commercially successful, if at all. Popularity of properties can vary from months to years. As a result, the Company's revenues and net income may fluctuate significantly between comparable periods. The Company's revenues have historically been primarily derived from the license of toy and game concepts. Thus a substantial portion of the Company's revenues and net income are subject to the seasonal variations of the toy and game industry. Typically, a majority of toy orders are shipped in the third and fourth calendar quarters. In addition, the Company's media buying subsidiary concentrates its activities on the youth oriented market. As a result, most of its revenue is earned in the fourth quarter when the majority of toy and video game advertising occurs. In the Company's usual experience, its net income during the second half of the year has generally been greater than during the first half of the year. However, the Company's revenues in fiscal 2000 were influenced more by popularity trends and movie and home video release dates of "Pokemon" than the historical seasonal trends of toy and game sales. Further, The Company has little control over the timing of guarantee and minimum royalty payments, some of which are made upon the execution and delivery of license agreements.

Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000

Consolidated net revenue decreased 41% or $8,435,811 to $12,263,708 for the three month period ended March 31, 2001 as compared to the same period in 2000. The decrease in net revenue for the three month period was primarily due to decreased revenue related to licensing activities for the Pokemon property.

Selling, general and administrative expenses decreased 19% or $1,051,936 to $4,466,033 for the three month period ended March 31, 2001 when compared to the year ago period. This decrease was primarily due to reduced bonus accruals. Partially offsetting the decrease in selling, general and administrative expenses were higher costs incurred from increased payroll and marketing costs related to the Company's expanded licensing activities.

In the three months ended March 31, 2000, bonus accruals based on pre-tax income levels were higher due to the higher pre-tax income. Additionally, as previously disclosed, for the fiscal year ending December 31, 2001, the Chairman and CEO of the Company has voluntarily reduced the amount of bonus compensation he would otherwise be entitled to and has recommended to the compensation committee that it consider using the difference between the annual bonus he is entitled to receive for fiscal 2001 under his employment agreement and the reduced amount he actually receives in such year to support a general bonus pool from which annual bonuses to certain executive officers are paid at the discretion of the compensation committee.

At March 31, 2001 there were $2,802,121 of capitalized film production costs which primarily relate to the production of the Cubix television series. Cubix is a new CGI animated television series jointly owned by the Company which is scheduled to be broadcast on The Kids' WB television network in the fall of 2001. At March 31, 2001 the percentage of total unamortized film cost expected to be amortized within the next three years exceeds 70%.

The Company periodically evaluates its anticipated revenue from film production and, consequently, amortization rates may change as a result of such estimates.

Interest income increased by $602,170 for the three month period ending March 31, 2001 as compared to the same period in 2000. This increase is attributable to higher levels of invested cash during the first three months of the current year as compared to the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES:

     At March 31, 2001 the Company had working capital of $104,410,554 as compared to working capital of $98,610,927 at December 31, 2000, an increase in working capital of $5,799,627. Cash and cash equivalents and investments increased by $4,093,894 to $152,854,626 from December 31, 2000. The increase in cash equivalents is primarily due to the increased levels of royalties collected from the Company's licensing business.

     Accounts receivable, net (current and non-current) decreased to $12,912,449 at March 31, 2001 from $16,192,644 at December 31, 2000. This decrease is primarily due to lower royalties earned by the Pokemon property during the first quarter of 2001 compared to the fourth quarter of 2000.

     Amounts due to licensors, which represent the owners share of royalties collected at March 31, 2001, decreased by $5,916,946 to $50,878,631 from December 31, 2000. The decrease is primarily due to lower royalties collected during the first quarter of 2001 as compared to the fourth quarter of 2000.

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

Dated: May 15, 2001

4KIDS ENTERTAINMENT, INC.

By: /s/ Alfred R. Kahn
----------------------
Alfred R. Kahn
Chairman of the Board and
Chief Executive Officer

By: /s/ Joseph P. Garrity
-------------------------
Joseph P. Garrity
Executive Vice President
Chief Financial Officer