Form 10-Q
period 2001-06-30
4 KIDS ENTERTAINMENT INC
filed 2001-08-14
CIK 58592

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934.

For the Quarterly Period Ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

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

                                 YES |X| NO | |

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the close of the latest practicable date.

            Class                              Outstanding at August 14, 2001
Common Stock, $.01 Par Value                             12,147,993

                            4KIDS ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                                      INDEX

                                                                     PAGE NUMBER
PART I: FINANCIAL INFORMATION

    Item 1: Financial Statements

    Consolidated Balance Sheets                                           1
    June 30, 2001(Unaudited) and December 31, 2000

    Consolidated Statements of Income for the Three and                   2
    Six Months Ended June 30, 2001 and 2000(Unaudited)

    Consolidated Statements of Cash Flows                                 3
    Six Months Ended June 30, 2001 and 2000(Unaudited)

    Notes to Consolidated Financial                                       4
    Statements (Unaudited)

    Item 2:   Management's Discussion and Analysis                        8
    of Financial Condition and Results of Operations

PART II: OTHER INFORMATION                                               11

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                       JUNE 30,    DECEMBER 31,
                                                         2001          2000
                                                    ------------   ------------
                                                     (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                         $111,632,491   $117,749,331
  Investments                                         10,390,231     31,011,401
  Accounts receivable - net                            9,354,439     14,927,485
  Film inventory - net                                 3,333,806      2,260,129
  Prepaid/refundable income taxes                             --      4,524,131
  Prepaid expenses and other current assets            2,897,957      2,166,578
                                                    ------------   ------------
       Total current assets                          137,608,924    172,639,055
                                                    ------------   ------------

FURNITURE, EQUIPMENT AND LEASEHOLD
  IMPROVEMENTS -
  Net of accumulated depreciation and
    amortization of $928,976 and $712,352
    in 2001 and 2000, respectively                     1,558,376      1,302,548
                                                    ------------   ------------

OTHER ASSETS:
  Accounts receivable - noncurrent, net                  970,678      1,265,159
  Film inventory - noncurrent, net                       168,278        168,278
  Other assets, net                                    1,088,912        769,299
                                                    ------------   ------------
       Total other assets                              2,227,868      2,202,736
                                                    ------------   ------------
TOTAL ASSETS                                        $141,395,168   $176,144,339
                                                    ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Due to licensors                                  $ 20,528,259   $ 56,795,577
  Media payable                                        1,267,492      2,999,603
  Accounts payable and accrued expenses                6,412,900      9,217,532
  Income taxes payable                                 1,287,663      1,977,000
  Deferred revenue                                       112,587      2,544,610
  Deferred tax liabilities                               493,806        493,806
                                                    ------------   ------------
       Total current liabilities                      30,102,707     74,028,128

DEFERRED INCOME TAXES - Noncurrent                       208,447        208,447
                                                    ------------   ------------
       Total liabilities                              30,311,154     74,236,575
                                                    ------------   ------------
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value - authorized,
    3,000,000 shares; none issued
  Common stock, $.01 par value - authorized,
    40,000,000 shares; issued, 12,147,993 and
    12,080,493 shares in 2001 and 2000                   121,480        120,805
  Additional paid-in capital                          29,590,122     28,963,499
  Retained earnings                                   81,372,412     72,823,460
                                                    ------------   ------------
       Total stockholders' equity                    111,084,014    101,907,764
                                                    ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $141,395,168   $176,144,339
                                                    ============   ============

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                 THREE MONTHS ENDED           SIX MONTHS ENDED

                                                JUNE 30,      JUNE 30,      JUNE 30,     JUNE 30,
                                                 2001          2000          2001         2000
                                              -----------   -----------   -----------   -----------
NET REVENUES                                  $ 9,148,269   $23,398,277   $21,411,977   $44,097,796

COSTS AND EXPENSES:
  Selling, general and administrative costs     4,822,719     6,649,105     9,288,752    12,167,074
  Amortization of capitalized film costs           34,171       833,694       430,730       834,452
                                              -----------   -----------   -----------   -----------
         TOTAL COSTS AND EXPENSES               4,856,890     7,482,799     9,719,482    13,001,526
                                              -----------   -----------   -----------   -----------
INCOME FROM OPERATIONS                          4,291,379    15,915,478    11,692,495    31,096,270

INTEREST INCOME                                 1,260,080     1,746,113     2,903,457     2,787,320
                                              -----------   -----------   -----------   -----------
INCOME BEFORE INCOME
TAX PROVISION                                   5,551,459    17,661,591    14,595,952    33,883,590

INCOME TAX PROVISION                            2,292,000     7,484,000     6,047,000    14,376,000
                                              -----------   -----------   -----------   -----------
NET INCOME                                    $ 3,259,459   $10,177,591   $ 8,548,952   $19,507,590
                                              ===========   ===========   ===========   ===========
PER SHARE AMOUNTS
Basic Earnings per share                      $      0.27   $      0.86   $      0.71   $      1.64
                                              ===========   ===========   ===========   ===========
Diluted Earnings per share                    $      0.24   $      0.78   $      0.64   $      1.49
                                              ===========   ===========   ===========   ===========
Weighted average common shares
    outstanding - basic                        12,104,694    11,877,860    12,092,594    11,867,808
                                              ===========   ===========   ===========   ===========
Weighted average common share
    outstanding - diluted                      13,326,392    13,071,556    13,279,593    13,079,634
                                              ===========   ===========   ===========   ===========

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                     SIX              SIX
                                                MONTHS ENDED     MONTHS ENDED
                                                   JUNE 30,         JUNE 30,
                                                    2001             2000
                                                -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                      $  8,548,952     $ 19,507,590
  Adjustments to reconcile net income to net
   cash (used in) provided by operating
     activities:
    Depreciation and amortization                     257,848          132,114
    Amortization of capitalized film costs            430,730          834,452

    Changes in operating assets and
      liabilities:
      Accounts receivable - net                     5,867,527       25,088,988
      Film inventory - net                         (1,504,407)      (1,467,666)
      Prepaid/refundable income taxes               4,524,131        1,815,434
      Prepaid expenses and other current
        assets                                       (731,379)      (1,347,644)
      Other assets                                   (323,844)          22,500
      Due to licensors                            (36,267,318)       7,647,465
      Media payable                                (1,732,111)        (359,666)
      Accounts payable and accrued expenses        (2,804,632)         707,982
      Income taxes payable                           (689,337)       3,374,268
      Deferred revenue                             (2,432,023)      10,791,454
                                                 ------------     ------------

     Net cash (used in) provided by
       operating activities                       (26,855,863)      66,747,271
                                                 ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of commercial paper     46,756,096               --
  Purchases of commercial paper                   (26,134,926)              --
  Purchases of property and equipment                (509,445)        (967,946)
                                                 ------------     ------------

     Net cash provided by (used in)
       investing activities                        20,111,725         (967,946)
                                                 ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options
    and related tax benefit                           627,298        1,215,446
                                                 ------------     ------------

    Net cash provided by financing activities         627,298        1,215,446
                                                 ------------     ------------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                 (6,116,840)      66,994,771

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                       117,749,331       74,427,126
                                                 ------------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD         $111,632,491     $141,421,897
                                                 ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

CASH PAID DURING THE PERIOD FOR:
  Income Taxes                                   $  1,105,033     $  8,729,125
                                                 ============     ============

See notes to consolidated financial statements

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
June 30, 2001

Note 1

BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes as required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in 4Kids Entertainment, Inc.'s (the "Company") Form 10-K for the year ended December 31, 2000.

Note 2

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

For a summary of significant accounting policies reference is made to the Company's report on Form 10-K previously filed for the year ended December 31, 2000.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company believes that the adoption of SFAS No. 141 and SFAS No. 142 will not have a significant impact on its financial statements.

Note 3

COMMITMENTS AND CONTINGENCIES:

A. CREDIT FACILITY: The Company's line of credit ("the Credit Facility") from JP Morgan Chase would have expired on June 30, 2001. Under the terms of the Credit Facility, the Company could have borrowed from time to time for general working capital purposes up to $5 million. The Company terminated this Credit Facility in March 2001 as it considered its current working capital sufficient for its anticipated liquidity requirements.

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

      (ii) Morrison v. Nintendo, et al. On March 29, 2000, Morrison Entertainment Group, Inc., filed suit in the United States District Court for the Central District of California against Nintendo of America Inc., 4 Kids Entertainment, Inc., and Leisure Concepts, Inc. The suit alleges that the Pokemon trademark infringes upon the Plaintiff's "Monster in my Pocket" trademark. The complaint also alleges trademark dilution, unfair competition, and a breach of implied contract. The complaint seeks injunctive relief as well as monetary damages. On August 6, 2001, the court granted summary judgement dismissing the suit.

      (iii) EM.TV & Merchandising AG v. Nintendo, et al. On October 31, 2000, EM.TV ("EM") & Merchandising AG filed suit against Nintendo of America, Inc. Leisure Concepts, Inc., and Lacey Entertainment, Inc., in the United States District Court for the Southern District of New York. EM has claimed that the defendants breached an alleged agreement with EM with respect to EM's services as subagent for the "Pokemon" property in the territories of Germany, Austria and Switzerland. EM has further claimed that the defendants breached the alleged agreement with EM for the license to EM of television broadcast rights to the 3rd and 4th seasons of "Pokemon" television episodes for broadcast in Germany, Austria and Switzerland. EM has sought a declaratory judgment as well as damages for breach of contract. Leisure Concepts, Incorporated has answered the complaint, denying all of the material allegations contained therein, and has asserted counterclaims for declaratory relief and damages for breach of contract against EM.

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

                                         MEDIA & TV     TV & FILM
                           LICENSING    DISTRIBUTION    PRODUCTION      TOTAL
                           ---------    ------------    ----------    ---------
Six Months Ended
June 30,

2001
  Revenues               $ 15,783,545  $  1,197,869   $  4,430,563  $ 21,411,977
  Segment Profit (Loss)    12,249,520        43,022      2,303,410    14,595,952
  Segment Assets          129,852,420     7,718,582      3,824,166   141,395,168

2000
  Revenues               $ 35,514,345  $    903,590   $  7,679,861  $ 44,097,796
  Segment Profit (Loss)    28,156,585      (271,240)     5,998,245    33,883,590
  Segment Assets          160,319,349     3,280,536      6,388,301   169,988,186

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

Three and Six Months Ended June 30, 2001 Compared to the Three and Six Months Ended June 30, 2000

Consolidated net revenues decreased 61% or $14,250,008 to $9,148,269 for the three month period ended June 30, 2001 as compared to the same period in 2000. Consolidated net revenues for the six month period decreased 51% or $22,685,819 to $21,411,977 as compared to the six month period ended June 30, 2000. The decrease in net revenues for the three and six month periods were primarily due to decreased revenues related to merchandise licensing activities for the Pokemon property and decreased film revenues.

Selling, general and administrative expenses decreased 27% or $1,826,386 to $4,822,719 and 24% or $2,878,322 to $12,167,074 for the three and six month periods ended June 30, 2001 when compared to the year ago periods. These decreases were primarily due to reduced bonus accruals. Partially offsetting the decreases in selling, general and administrative expenses were higher costs incurred from increased payroll and marketing costs related to the Company's expanded licensing activities.

In the three and six month periods ended June 30, 2000, bonus accruals based on pre-tax income levels were higher than those in the comparable 2001 periods due to the higher pre-tax income. Additionally, as previously disclosed, for the fiscal year ending December 31, 2001, the Chairman and CEO of the Company has voluntarily reduced the amount of bonus compensation he would otherwise be entitled to and has recommended to the compensation committee that it consider using the difference between the annual bonus he is entitled to receive for fiscal 2001 under his employment agreement and the reduced amount he actually receives in such year to support a general bonus pool from which annual bonuses to certain executive officers are paid at the discretion of the compensation committee.

At June 30, 2001, there were $3,502,084 of capitalized film production costs which primarily relate to the production of the Cubix television series. Cubix is a new CGI animated television series owned in part by the Company which is scheduled to be broadcast on The Kids' WB television network beginning August 11, 2001. At June 30, 2001, the percentage of total unamortized film cost expected to be amortized within the next three years exceeded 70%.

The Company periodically evaluates its anticipated revenue from film production and, consequently, amortization rates may change as a result of such estimates.

Interest income decreased by $486,033 for the three month period ended June 30, 2001 as compared to the same period in 2000. This decrease is due to comparatively lower interest rates obtained on the Company's invested cash. For the six month period ended June 30, 2001, interest income increased by $116,137 over the prior year's six month period due to higher levels of invested cash in the first three months of 2001 when compared to the first three months of 2000.

LIQUIDITY AND CAPITAL RESOURCES:

At June 30, 2001, the Company had working capital of $107,506,217 as compared to working capital of $98,610,927 at December 31, 2000, an increase in working capital of $8,895,290. Cash and cash equivalents and investments decreased by $26,738,011 to $122,022,721 from December 31, 2000. The decrease in cash equivalents is primarily due to decreased levels of royalty collections on the Pokemon property and the paydown of royalties collected on behalf of licensors. Accordingly, there is a corresponding decrease in the current liability "Due to Licensors" of $36,267,318.

Accounts receivable, net (current and non-current) decreased to $10,325,117 at June 30, 2001 from $16,192,644 at December 31, 2000. This decrease is primarily due to lower royalties earned by the Pokemon property during the second quarter of 2001 compared to the fourth quarter of 2000.

Amounts due to licensors, which represent the owners share of royalties collected at June 30, 2001, decreased by $36,267,318 to $20,528,259 from December 31, 2000. The decrease is primarily due to lower royalties collected during the second quarter of 2001 as compared to the fourth quarter of 2000.

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

Dated: August 14, 2001

4KIDS ENTERTAINMENT, INC.

By: /s/ Alfred R. Kahn
   --------------------------
   Alfred R. Kahn
   Chairman of the Board and
   Chief Executive Officer

By: /s/ Joseph P. Garrity
   --------------------------
   Joseph P. Garrity
   Executive Vice President
   Chief Financial Officer