Form 10-Q
period 2001-09-30
4 KIDS ENTERTAINMENT INC
filed 2001-11-14
CIK 58592

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the Quarterly Period Ended September 30, 2001
                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____________ to _____________

                           COMMISSION FILE NO. 0-7843

                            4KIDS ENTERTAINMENT, INC.
                            -------------------------
             (Exact name of registrant as specified in its Charter)

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

                             YES __X__   NO ______

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the close of the latest practicable date.

        Class                            Outstanding at November 14, 2001
----------------------------             --------------------------------
Common Stock, $.01 Par Value                        12,202,458

                            4KIDS ENTERTAINMENT, INC.
                            -------------------------
                                AND SUBSIDIARIES
                                ----------------
                                      INDEX

                                                                     PAGE NUMBER

PART I: FINANCIAL INFORMATION

      Item 1: Financial Statements

      Consolidated Balance Sheets                                              1
      September 30, 2001(Unaudited) and December 31, 2000

      Consolidated Statements of Income for the Three and                      2
      Nine Months Ended September 30, 2001 and 2000(Unaudited)

      Consolidated Statements of Cash Flows                                    3
      Nine Months Ended September 30, 2001 and 2000(Unaudited)

      Notes to Consolidated Financial                                          4
      Statements (Unaudited)

      Item 2:   Management's Discussion and Analysis                           9
      of Financial Condition and Results of Operations

PART II: OTHER INFORMATION                                                    13

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                        2001             2000
                                                                    -------------    ------------
                                                                     (UNAUDITED)
ASSETS
------
CURRENT ASSETS:
   Cash and cash equivalents                                        $106,047,238     $117,749,331
   Investments                                                        14,105,977       31,011,401
   Accounts receivable - net                                           9,443,063       14,927,485
   Film inventory - net                                                6,455,516        2,260,129
   Prepaid/refundable income taxes                                            --        4,524,131
   Prepaid expenses and other current assets                           2,147,035        2,166,578
                                                                    ------------     ------------
      Total current assets                                           138,198,829      172,639,055
                                                                    ------------     ------------

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS -
   Net of accumulated depreciation and amortization
   of $1,098,082 and $712,352 in 2001 and 2000, respectively           1,925,871        1,302,548
                                                                    ------------     ------------

OTHER ASSETS:
   Accounts receivable - noncurrent, net                               3,486,989        1,265,159
   Film inventory - noncurrent, net                                      168,278          168,278
   Investment in The Pokemon Company                                     725,631               --
   Other assets, net                                                   1,085,537          769,299
                                                                    ------------     ------------
         Total other assets                                            5,466,435        2,202,736
                                                                    ------------     ------------
TOTAL ASSETS                                                        $145,591,135     $176,144,339
                                                                    ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
   Due to licensors                                                 $ 19,510,676     $ 56,795,577
   Media payable                                                       1,043,958        2,999,603
   Accounts payable and accrued expenses                               8,850,532        9,217,532
   Income taxes payable                                                1,973,790        1,977,000
   Deferred revenue                                                      336,189        2,544,610
   Deferred tax liabilities                                              493,806          493,806
                                                                    ------------     ------------
         Total current liabilities                                    32,208,951       74,028,128

DEFERRED INCOME TAXES - Noncurrent                                       208,447          208,447
                                                                    ------------     ------------
         Total liabilities                                            32,417,398       74,236,575
                                                                    ------------     ------------

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value - authorized,
      3,000,000 shares; none issued
   Common stock, $.01 par value - authorized, 40,000,000 shares;
      issued, 12,202,458 and 12,080,493 shares in 2001 and 2000          122,025          120,805
   Additional paid-in capital                                         30,184,588       28,963,499
   Retained earnings                                                  82,867,124       72,823,460
                                                                    ------------     ------------
         Total stockholders' equity                                  113,173,737      101,907,764
                                                                    ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $145,591,135     $176,144,339
                                                                    ============     ============

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                      THREE MONTHS ENDED               NINE MONTHS ENDED

                                                 SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                     2001            2000            2001            2000
                                                 -------------   -------------   -------------   -------------

NET REVENUES                                      $ 9,875,681     $24,740,549     $31,287,658     $68,838,345

COSTS AND EXPENSES:
   Selling, general and administrative costs        8,155,909       6,347,604      17,444,661      18,514,678
   Amortization of capitalized film costs             268,726       1,595,584         699,456       2,430,036
                                                  -----------     -----------     -----------     -----------
         TOTAL COSTS AND EXPENSES                   8,424,635       7,943,188      18,144,117      20,944,714
                                                  -----------     -----------     -----------     -----------
INCOME FROM OPERATIONS                              1,451,046      16,797,361      13,143,541      47,893,631

INTEREST INCOME                                       992,666       1,849,259       3,896,123       4,636,579
                                                  -----------     -----------     -----------     -----------
INCOME BEFORE INCOME
TAX PROVISION                                       2,443,712      18,646,620      17,039,664      52,530,210

INCOME TAX PROVISION                                  949,000       7,924,000       6,996,000      22,300,000
                                                  -----------     -----------     -----------     -----------
NET INCOME                                        $ 1,494,712     $10,722,620     $10,043,664     $30,230,210
                                                  ===========     ===========     ===========     ===========
PER SHARE AMOUNTS
Basic Earnings per share                                $0.12           $0.90           $0.83           $2.54
                                                  ===========     ===========     ===========     ===========

Diluted Earnings per share                              $0.11           $0.82           $0.75           $2.31
                                                  ===========     ===========     ===========     ===========

Weighted average common shares
   outstanding - basic                             12,161,371      11,979,760      12,115,519      11,905,125
                                                  ===========     ===========     ===========     ===========

Weighted average common share
   outstanding - diluted                           13,468,957      13,119,506      13,342,714      13,092,925
                                                  ===========     ===========     ===========     ===========

See notes to consolidated financial statements

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                 NINE              NINE
                                                             MONTHS ENDED      MONTHS ENDED
                                                             SEPTEMBER 30,     SEPTEMBER 30,
                                                                 2001              2000
                                                             -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                  $ 10,043,664      $ 30,230,210
  Adjustments to reconcile net income to net
   cash (used in) provided by operating activities:
    Depreciation and amortization                                 447,100           210,500
    Amortization of capitalized film costs                        699,456         2,430,036

    Changes in operating assets and liabilities:
      Accounts receivable - net                                 3,262,592        24,270,935
      Film inventory - net                                     (4,894,843)       (4,078,701)
      Prepaid/refundable income taxes                           4,524,131         1,815,434
      Prepaid expenses and other current assets                    19,543        (1,428,076)
      Other assets                                               (322,819)           22,500
      Due to licensors                                        (37,284,901)       22,939,433
      Media payable                                            (1,955,645)         (473,630)
      Accounts payable and accrued expenses                      (367,000)        5,058,841
      Income taxes payable                                         (3,210)        1,345,183
      Deferred revenue                                         (2,208,421)        6,031,713
                                                             ------------      ------------
     Net cash (used in) provided by operating activities      (28,040,353)       88,374,378
                                                             ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of commercial paper                 57,146,327                --
  Purchases of commercial paper                               (40,240,903)      (11,388,473)
  Investment in The Pokemon Company                              (725,631)               --
  Purchases of property and equipment                          (1,063,842)       (1,184,801)
                                                             ------------      ------------
     Net cash provided by (used in) investing activities       15,115,951       (12,573,274)
                                                             ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options
    and related tax benefit                                     1,222,309         2,095,296
                                                             ------------      ------------
     Net cash provided by financing activities                  1,222,309         2,095,296
                                                             ------------      ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS          (11,702,093)       77,896,400

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                117,749,331        74,427,126
                                                             ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $106,047,238      $152,323,526
                                                             ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
  Income Taxes                                               $  1,105,033      $  8,641,000
                                                             ============      ============

See notes to consolidated financial statements

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2001

Note 1

BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes as required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in 4Kids Entertainment, Inc.'s (the "Company") Form 10-K for the year ended December 31, 2000.

Note 2

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

For a summary of significant accounting policies reference is made to the Company's report on Form 10-K previously filed for the year ended December 31, 2000.

Recent Accounting Pronouncements

Business Combinations/Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company believes that the adoption of SFAS No. 141 and SFAS No. 142 will not have a significant impact on its financial statements.

Asset Retirement Obligations

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The Company will adopt SFAS No. 143 beginning in the first fiscal quarter of fiscal 2003. The Company believes that the adoption of SFAS No. 143 will not have a material impact on its results of operations or financial position.

Impairment or Disposal of Long-Lived Assets

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The primary objectives of SFAS No. 144 were to develop one accounting model based on the framework established in SFAS No. 121, and to address significant implementation issues. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 beginning in the first fiscal quarter of fiscal 2003. The Company believes that the adoption of SFAS No. 144 will not have a material impact on its results of operations or financial position.

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

The lawsuit claims that these practices constitute illegal gambling activity in violation of California and federal law, including the Federal Racketeer Influenced and Corrupt Organization Act, and seeks an award of treble damages. The lawsuit has not specified the amount of damages sought. On April 18, 2000, the District Court issued an Order to Show Cause in the lawsuit (and in a number of other lawsuits making similar allegations concerning other types of trading cards) requiring the plaintiffs in all of the cases to show cause why the cases should not be dismissed for lack of standing. On June 21, 2000, the court dismissed the RICO claims with prejudice and all other claims without prejudice. Plaintiffs filed a notice of appeal on July 24,2000 from the District Court's June 21, 2000 dismissal, and the appeal is pending.

(ii) Morrison v. Nintendo, et al. On March 29, 2000, Morrison Entertainment Group, Inc., filed suit in the United States District Court for the Central District of California against Nintendo of America Inc., 4 Kids Entertainment, Inc., and Leisure Concepts, Inc. The suit alleges that the Pokemon trademark infringes upon the Plaintiff's "Monster in my Pocket" trademark. The complaint also alleges trademark dilution, unfair competition, and a breach of implied contract. The complaint seeks injunctive relief as well as monetary damages. On August 6, 2001, the court granted summary judgement dismissing the suit. Plaintiff has filed a notice of appeal from the District Court's dismissal and the appeal is pending.

(iii) EM.TV & Merchandising AG v. Nintendo, et al. On October 31, 2000, EM.TV ("EM") & Merchandising AG filed suit against Nintendo of America, Inc. Leisure Concepts, Inc., and Lacey Entertainment, Inc., in the United States District Court for the Southern District of New York. EM has claimed that the defendants breached an alleged agreement with EM with respect to EM's services as subagent for the "Pokemon" property in the territories of Germany, Austria and Switzerland. EM has further claimed that the defendants breached the alleged agreement with EM for the license to EM of television broadcast rights to the 3rd and 4th seasons of "Pokemon" television episodes for broadcast in Germany, Austria and Switzerland. EM has sought a declaratory judgment as well as damages for breach of contract. Leisure Concepts, Incorporated has answered the complaint, denying all of the material allegations contained therein, and has asserted counterclaims for declaratory relief and damages for breach of contract against EM. On October 25, 2001, the parties to the litigation executed a settlement agreement and Mutual General Release resolving the litigation. The settlement agreement is expected to become fully effective prior to the end of November. The Settlement Agreement confirms EM's subagent representation rights for Pokemon for Germany, Austria and Switzerland on terms consistent with other independent subagents for the Company representing Pokemon in other major European markets. No damage claims were paid by any of the parties to the lawsuit and all amounts owed were properly accrued in prior periods.

While it is impossible to predict the eventual outcome of the litigation discussed in sub-paragraphs (i) and (ii) above, the Company believes these litigations will not have a material adverse effect on the Company's financial condition and results of operations.

C. KEY MAN CLAUSE: Under the terms of the Company's representation agreements (the "Agreements") with Pokemon USA, Inc. "PUI" (the Pokemon property) and Nintendo of America, Inc. "NOA" (the Nintendo properties), in the event that Mr. Alfred Kahn becomes unavailable due to death, disability, termination or a major change of duties and an acceptable replacement for Mr. Kahn is not found within a specified period of time, or there is a change in control of the Company resulting in a major change of duties for Mr. Kahn, PUI and NOA have the option to terminate their respective agreements. The Company would however, continue to be paid on license agreements in place at the time such options were exercised.

Note 4

DEFERRED REVENUE

Master Toy Licensee - 4Kids Entertainment Licensing, Incorporated, (formally known as Leisure Concepts, Incorporated), a wholly owned subsidiary of the Company, is the exclusive Merchandise Licensing Agent for the "Pokemon" property outside Asia. The master toy licensee ("Licensee") for the "Pokemon" property and The Pokemon Company LLC, (the assignee of certain rights and obligations of Nintendo of America Inc. with respect to the "Pokemon" property) have entered into a new agreement (the "Agreement") effective January 1, 2001. The Agreement supersedes the original Merchandise License Agreement, dated as of May 14, 1998 as amended in September, 1999.

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

Note 5

INVESTMENT IN THE POKEMON COMPANY

During the quarter ended September 30, 2001, the Company completed its purchase of a 3% equity interest in the Pokemon Company, a closely held Japanese company, which was organized in 1998 by Nintendo Co. Ltd, Creatures, Inc. and Game Freak, Inc., the creators of Pokemon, to manage and control all rights throughout the world to Pokemon. The Company accounts for this investment on the cost basis and has classified it as a non-current asset on the accompanying balance sheet.

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

                                                 MEDIA &          TV & FILM
                               LICENSING     TV DISTRIBUTION     PRODUCTION         TOTAL
                               ---------     ---------------     ----------         -----
Nine Months Ended
September 30,

2001
  Revenues                   $ 22,673,693       $2,008,656      $ 6,605,309     $ 31,287,658
  Segment Profit (Loss)        13,472,565          247,397        3,319,702       17,039,664
  Segment Assets              130,299,867        8,226,529        7,064,739      145,591,135

2000
  Revenues                   $ 53,887,989       $1,859,712      $13,090,644     $ 68,838,345
  Segment Profit (Loss)        42,987,353          157,898        9,384,959       52,530,210
  Segment Assets              178,233,935        5,631,023       10,465,735      194,330,693

Three Months Ended
September 30,

2001
  Revenues                   $  6,890,148       $  810,787      $ 2,174,746     $  9,875,681
  Segment Profit (Loss)         1,223,045          204,375        1,016,292        2,443,712
  Segment Assets              130,299,867        8,226,529        7,064,739      145,591,135

2000
  Revenues                   $ 18,373,644       $  956,122      $ 5,410,783     $ 24,740,549
  Segment Profit (Loss)        14,830,768          429,138        3,386,714       18,646,620
  Segment Assets              178,233,935        5,631,023       10,465,735      194,330,693

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

Three and Nine Months Ended September 30, 2001 Compared to the Three and Nine Months Ended September 30, 2000

Consolidated net revenues decreased 60% or $14,864,868 to $9,875,681 for the three month period ended September 30, 2001 as compared to the same period in 2000. Consolidated net revenues for the nine month period ended September 30, 2001 decreased 55% or $37,550,687 to $31,287,658 as compared to the nine month period ended September 30, 2000. The decrease in net revenues for the three and nine month periods were primarily due to decreased revenues related to merchandise licensing activities for the Pokemon property and decreased film revenues. The decrease in the current quarter was partially offset by approximately $2,900,000 of increased revenue from a new master toy license agreement on the Cabbage Patch property.

Selling, general and administrative expenses increased 28% or $1,808,305 to $8,155,909 and decreased 6% or $1,070,017 to $17,444,661 for the three and nine month periods ended September 30, 2001 when compared to the same periods in 2000. The increase in the current quarter is due to significant marketing and advertising costs associated with the initial launch of two new television series by the Company, Cubix and Yu-Gi-Oh! These costs included the direct mailing of millions of promotional videos to kids and paid television advertising to promote early awareness for the two new series. Cubix premiered August 11, 2001 and Yu-Gi-Oh! premiered September 29, 2001. Under current accounting requirements, costs incurred in the marketing and advertising of television programs must be expensed when incurred. These costs were approximately $3.3 million for the quarter ended September 30, 2001. The decrease for the nine month period is primarily due to reduced bonus accruals, partially offset by higher costs incurred in marketing and advertising new television programs as described above and increased payroll and marketing costs related to the Company's expanded licensing activities.

In the three and nine month periods ended September 30, 2000, bonus accruals based on pre-tax income levels were higher than those in the comparable 2001 periods due to higher pre-tax income for the 2000 periods and as previously disclosed, for the fiscal year ending December 31, 2001, the Chairman and CEO of the Company has voluntarily reduced the amount of bonus compensation he would otherwise be entitled to and has recommended to the compensation committee that it consider using the difference between the annual bonus he is entitled to receive for fiscal 2001 under his employment agreement and the reduced amount he actually receives in such year to support a general bonus pool from which annual bonuses to certain executive officers are paid at the discretion of the compensation committee.

At September 30, 2001, there were $6,623,794 of capitalized film production costs which primarily relate to the ongoing production of twenty-six episodes of Cubix and forty-eight episodes of the Yu-Gi-Oh! television series. Cubix is a new weekly computer animated television series owned in part by the Company which premiered on The Kids' WB television network on August 11, 2001. Yu-Gi-Oh! premiered on the Kids' WB television network on September 29, 2001. At September 30, 2001, the percentage of total unamortized film cost expected to be amortized within the next three years exceeded 70%.

The Company periodically evaluates its anticipated revenue from film production and, consequently, amortization rates may change as a result of such estimates.

Interest income decreased by $856,593 to $992,666 and $740,456 to $3,896,123 for the three and nine month periods ended September 30, 2001 as compared to the same periods in 2000.

These decreases are due to substantially lower interest rates obtained on the Company's invested cash during 2001 as compared to the same periods in 2000.

LIQUIDITY AND CAPITAL RESOURCES:

At September 30, 2001, the Company had working capital of $105,989,878 as compared to working capital of $98,610,927 at December 31, 2000, an increase in working capital of $7,378,951. Cash and cash equivalents and investments decreased by $28,607,517 to $120,153,215 from December 31, 2000. The decrease in cash equivalents is primarily due to decreased levels of royalty collections on the Pokemon property and the paydown of royalties collected on behalf of licensors. Accordingly, there is a corresponding decrease in the current liability "Due to Licensors" of $37,284,901.

Accounts receivable, net (current and non-current) decreased to $12,930,052 at September 30, 2001 from $16,192,644 at December 31, 2000. The decrease was primarily due to lower royalties earned on the Pokemon property during the third quarter of 2001 compared to the fourth quarter of 2000. The decrease was partially offset by the accounts receivable relating to Cabbage Patch Kids licensing agreement recognized during the third quarter of 2001.

Amounts due to licensors, which represent the owners share of royalties collected at September 30, 2001, decreased by $37,284,901 to $19,510,676 from December 31, 2000. The decrease is primarily due to lower royalties collected during the third quarter of 2001 as compared to the fourth quarter of 2000.

In the opinion of management, the Company will be able to finance its business as currently conducted from its current working capital. As the Company explores new and expanded opportunities in the youth oriented entertainment market, including television production, it may seek additional financing alternatives.

RECENT ACCOUNTING PRONOUNCEMENTS

Business Combinations/Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company believes that the adoption of SFAS No. 141 and SFAS No. 142 will not have a significant impact on its financial statements.

Asset Retirement Obligations

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations".

SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.

The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The Company will adopt SFAS No. 143 beginning in the first fiscal quarter of fiscal 2003. The Company believes that the adoption of SFAS No. 143 will not have a material impact on its results of operations or financial position.

Impairment or Disposal of Long-Lived Assets

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The primary objectives of SFAS No. 144 were to develop one accounting model based on the framework established in SFAS No. 121, and to address significant implementation issues. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 beginning in the first fiscal quarter of fiscal 2003. The Company believes that the adoption of SFAS No. 144 will not have a material impact on its results of operations or financial position.

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

Dated: November 14, 2001

4KIDS ENTERTAINMENT, INC.

By: /s/ Alfred R. Kahn
    ------------------
Alfred R. Kahn
Chairman of the Board and
Chief Executive Officer

By: /s/ Joseph P. Garrity
    ---------------------
Joseph P. Garrity
Executive Vice President
Chief Financial Officer