Form 10-K
period 2001-12-31
4 KIDS ENTERTAINMENT INC
filed 2002-04-01
CIK 58592

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
                          -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                           Commission File No. 0-7843
                           --------------------------

                            4Kids Entertainment, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  New York                                  13-2691380
        ------------------------------                  ----------------
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                 Identification No.)

        1414 Avenue of the Americas, New York, New York      10019
        ------------------------------------------------------------
        (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: (212) 758-7666
------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act: None
------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
------------------------------------------------------------------
                                (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                                Yes X     No ___

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on March 26, 2002 as reported on the New York Stock Exchange Market, was approximately $203,582,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value                        12,580,658
----------------------------        --------------------------------------------
     (Title of Class)              (No. of Shares Outstanding at March 26, 2002)

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2002 are incorporated by reference into Part III of this Form 10-K Report.

                                     PART I

Item 1. Business

      (a) General Development of Business. 4Kids Entertainment, Inc., (the "Company") is a vertically integrated children's entertainment company. The Company acquires through representation agreements, intellectual property rights to children's properties from around the world. Through its subsidiaries, the Company seeks to maximize the economic returns on the properties through television production and distribution and merchandise licensing. The Company also provides media buying and planning, toy design and development and web site development.

To increase its ability to reach children in the mass market, the Company, in January 2002, licensed the right to program four hours on the Fox Broadcast Network's ("Fox") Saturday morning children's block. Beginning in September 2002 and continuing for an initial term of four years, the Company will provide all television programs for the weekly four-hour children's block. In addition to providing new programming for the Fox children's block, the Company anticipates it will continue to provide the Kids WB! television network with current programming including Pokemon and Cubix. As a result, the Company will become one of the largest suppliers of children's television programming to network television.

The Company currently operates through five wholly-owned subsidiaries, 4Kids Entertainment Licensing, Inc. ("4Kids Licensing") which was formerly known as Leisure Concepts, Inc., 4Kids Entertainment International, LTD. ("4Kids International"), formerly known as LCI UK Ltd., The Summit Media Group, Inc. ("Summit Media"), 4Kids Productions, Inc. ("4Kids Productions") and Websites 4Kids, Inc. ("Websites 4Kids").

1. 4Kids Licensing provides domestic and international licensing of the merchandising rights to properties, personalities, and product concepts. 4Kids Licensing typically acts as exclusive agent in connection with the grant to third parties of licenses to manufacture and sell all types of merchandise based on such properties, personalities and concepts. The licensing of these rights has been primarily in the areas of toys, electronic games, trading cards, food, toiletries, apparel, house-wares, footwear and publishing. 4Kids Licensing also licenses merchandising rights in connection with the production of television shows and motion pictures.

In addition, Technology 4Kids, a division of 4Kids Licensing, develops new toy ideas and concepts which integrate new and existing technologies with traditional play patterns.

2. 4Kids International, based in the Company's London office, provides hands-on management of children's properties in the important United Kingdom and European marketplace.

3. Summit Media provides media planning, buying and marketing services primarily for toy and video game companies. Summit Media also provides television distribution services.

4. 4Kids Productions is a television, film, home video and music production company specializing in entertainment programming directed towards children aged 6-14.

5. Websites 4Kids, is a website development company specializing in creating websites designed to enhance and support the marketing of children's properties represented by the Company.

                  (b)   Financial Information About Industry Segments.

Financial information regarding industry segments can be found in note 11 to Notes to the Company's Consolidated Financial Statements.

                  (c)   Narrative Description of the Business.

      (1) Licensing. The Company's licensing activities are conducted through its subsidiary, 4Kids Licensing. The Company typically licenses fictional and fanciful characters and established properties often from the entertainment field. 4Kids Licensing is typically appointed the merchandising agent representing such owners, usually exclusively, and then grants such rights on behalf of the owners to third parties. 4Kids Licensing negotiates licensing arrangements directly with manufacturers or users and supervises the implementation of the agreements.

      A license agreement offered to manufacturers in the industry or industries that 4Kids Licensing considers appropriate, may provide the right to manufacture and sell a broad range of products in various categories (a "master toy license") or it may be limited to the right to manufacture and sell a specific product or product line. The typical licensing agreement provides for the licensee to pay royalties based upon a percentage of the licensee's aggregate net sales, at wholesale, of the licensed products in question. 4Kids Licensing usually retains as a commission between 10% and 50% of the licensing royalties, which generally range from 4% to 20% of net wholesale sales.

      As part of the standard licensing agreement, the licensee usually pays a nonrefundable advance which is applied in most cases against a guaranteed minimum royalty. The percentage of sales or royalty rate, and any nonrefundable advance against a guaranteed minimum payment, are negotiated for each transaction and vary from industry to industry and from property to property. Generally, the term of a license ranges from one to three years, and may be renewed by the licensee if certain minimum annual payments are received under the license agreement. In addition, the license agreement usually provides that the rights under license will revert to the owner unless the licensee commences its marketing activities by a specified date and continues to market the products thereafter on a regular basis. The average start-up or lead time necessary for product manufacture and marketing ranges from six and eighteen months. 4Kids Licensing does not assist in financing the manufacturing, advertising and marketing by licensees.

      When the Company licenses the right to exhibit motion pictures or broadcast television productions, the licensees pay fees for each production, sometimes preceded by option payments, and, usually in connection with television series, per episode payments and rerun payments for multiple exhibitions. In some cases, owners participate in the "net profits" (that is, income less deduction of fees and chargeable expenses and production costs) that may be realized from the exploitation of the property in question.

      Licensing revenues accounted for approximately 68%,74% and 83% of consolidated net revenues for the years ended December 31, 2001, 2000 and 1999, respectively.

      (2) Certain Licensed Properties Represented Exclusively by 4Kids Licensing. Among the properties represented exclusively by 4Kids Licensing are the following:

            o "Pokemon"; Nintendo's popular Video game. The Company represents all merchandising and television and film distribution rights outside of Asia. The term of the representation agreement for "Pokemon" expires on December 31, 2005. "Pokemon" started in Japan as a Nintendo Game Boy cartridge that involves finding, capturing, collecting and training 250 different "Pokemon" characters. 4Kids Licensing has signed Hasbro, Inc. as the master toy licensee and over 500 licensees worldwide including Kraft, General Mills, Kelloggs, Welch's, Danone, Colgate-Palmolive, Scholastic and American Greetings for a wide range of licensed products. For more information regarding 4Kids Licensing's agreement with Hasbro, Inc., please see Note 10g. to the Notes to Consolidated Financial Statements.

            o Nintendo of America Inc. ("Nintendo"). The Company has exclusive rights for the various characters, trademarks, and copyrights arising out of the software for the video games developed and owned by Nintendo including, the Super Mario Bros., Donkey Kong, Zelda, GameBoy and Nintendo GameCube. These video games have consistently ranked among the top sellers. The Company had represented Nintendo since 1988 under a renewable one year agreement. In 2001, the Company entered into a new five year agreement for exclusive representation of Nintendo for merchandise licensing and television rights to such classic Nintendo characters on a worldwide basis, other than Japan.

            o Rare; one of Nintendo's most important game developers providing Nintendo with hit video game titles such as Goldeneye and Donkey Kong. The

                  Company's representation of Rare includes the video games "Perfect Dark" and "Jet Force Gemini". The Company represents Rare on a worldwide basis, excluding Japan through December 31, 2002 with one year extensions thereafter.


            o "Cubix"; a new computer animated television series being produced by the Company which began domestic broadcast on Kids' WB in 2001. The Company is a co-producer of "Cubix" in conjunction with Daiwon C & A Holdings Co., Ltd, and Cinepix, two Korean companies.

            o "Tama and Friends"; a Japanese animated television series produced by TBS Service, Inc. and based on a property owned by Sony Creative Products, Inc. "Tama" was originally broadcast in Japan. The Company's 4Kids Productions subsidiary is adapting "Tama" for broadcast outside Japan and the Company represents all television and merchandise licensing rights outside of Japan with an initial term expiring March 2007. "Tama" began domestic broadcast in first run syndication beginning September 2001.

            o "Ultraman Tiga"; this live action television series created and produced by Tsuburaya Productions in Japan has been a perennial favorite in Japan for thirty years. The Company represents all television and merchandise licensing rights for Ultraman Tiga outside of Asia through August 31,2008.

            o "Kinniku-man"; an animated television program produced by Toei Animation in Japan. "Kinniku-man", which combines comedy with wrestling, began in Japan over fifteen years ago. The Company represents all television and merchandise licensing rights for "Kinniku-man" outside of Asia through August 31, 2008.

            o "Monster Jam"; Monster Jam, which is produced by Clear Channel Entertainment's Pace Motor Sports Division, includes over three hundred live Monster Truck events each year and a weekly cable television series. The Company represents worldwide merchandise licensing rights for Monster Jam through December 31, 2003.

            o Cabbage Patch Kids; The Company represents all merchandise licensing rights for the Cabbage Patch Kids through December 31, 2003.

            o Yu-Gi-Oh!; Yu-Gi-Oh! began in Japan as a successful comic book which was later developed into a successful television series, video game and card game. During 2001, the Company was appointed the exclusive representative for all television and merchandise licensing (exclusive of trading cards and videogames) outside of Asia through August 31, 2008. The Company, however, receives certain marketing fees with respect to the Yu-Gi-Oh! trading cards and videogames.

      (3) Company-Owned Properties. The Company developed and owns World Martial Arts Council ("WMAC") and "Charlie Chan". WMAC is a television based property utilizing skilled martial arts professionals. The WMAC Masters television series was broadcast domestically from September 1995 through September 1997.

      "Charlie Chan" is the fictional Asian detective who has been the subject of numerous films based on the character created by Earl DeBiggers. In March 2001, the Company optioned the film rights to "Charlie Chan" to Twentieth Century Fox Film Corporation.

      (4) Product Concepts. The product concepts developed by Technology 4Kids usually consist of a novel approach to integrating existing technology with a toy concept. The Company may conceive of an idea and then develop it at its own expense by preparing drawings or models of the products or examples of various uses of the concepts, including descriptions or illustrations of plans for the marketing and merchandising of potential toy product lines using such technology. The Company will then seek to license the product concept to manufacturers or retailers for which the Company will typically receive a royalty based upon the licensee's sales. In other instances, although the Company has not created the original concept, it will assist in developing a concept, initially conceived by others, into a commercially viable product line, in which case the Company may act as the licensor, as the agent for the rights holder of the concept in question or may simply receive a royalty for services rendered. The Company does not typically finance the activities of the manufacturers to which it licenses product concepts. Furthermore, because the costs associated with the development of product concepts are relatively low, this activity does not involve a significant investment by the Company. Since many of these product concepts are developed first before there is a license deal in place, there can be no assurance, however, that the development of product concepts will be successful.

      (5) Media Buying Planning and Television Distribution. Summit Media provides clients with media planning, buying and marketing services and television distribution services. These services accounted for 10%, 4% and 5% of consolidated net revenues for the years ended December 31, 2001, 2000 and 1999, respectively. Summit Media serves as the current television distributor for "Pokemon", "Yu-Gi-Oh!", "Cubix" and "Tama and Friends".

      (6) Television, Film, Music and Home Video Production. 4Kids Productions is a television, film, music and home video production company specializing in youth-oriented entertainment programming. Entertainment production and programming accounted for 22%, 22% and 12% of consolidated net revenues for the years ended December 31, 2001, 2000 and 1999, respectively. 4Kids Productions is currently producing the American adaptation of the Japanese hit "Pokemon" which debuted in the United States in September 1998. After having adapted episodes 1-208 of the hit television series and the first three "Pokemon" movies, 4Kids is currently adapting episodes 208-260 and the fourth "Pokemon" feature film which is anticipated to be released in the fall of 2002. Additionally, 4Kids is producing the English language adaptation of 52 episodes of "Yu-Gi-Oh!", 26 episodes of "Tama and Friends", 52 episodes of "Ultraman", 52 episodes of "Kinniku-man" and 26 episodes of "Cubix".

      (7) Dependence on a Few Sources of Revenues. The Company typically derives a substantial portion of its revenues from a small number of properties, which properties usually generate revenues only for a limited period of time. Because the Company's licensing revenues are highly subject to changing fashion in the toy and entertainment business, its licensing revenues from year to year from particular sources are subject to dramatic increases and decreases. It is not possible to precisely anticipate the length of time a property will be commercially successful, if at all. Popularity of properties can vary from months to years. In addition, the Company has little control over the timing of payments made by licensees of various rights to the properties, some of which are made upon the execution and delivery of license agreements and some of which are made in quarterly royalty payments reported by the licensees. Due to these factors, the Company must continually seek new properties from which it can derive revenues.

One property, "Pokemon", contributed revenues of approximately 66% of consolidated net revenues for fiscal 2001. In 2001, two licensees contributed 15% and 11% of consolidated net revenues, respectively. For more information on Revenues/Major Customers, please see Note 5 to the Notes to Consolidated Financial Statements.

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

      (9) Seasonal Aspects. A substantial portion of the Company's revenues and net income are subject to the seasonal and trend variations of the toy and game industry. Typically, a majority of toy orders are shipped in the third and fourth calendar quarters. As a result, in the Company's usual experience, its net income from toy and game royalties during the second half of the year has generally been greater than during the first half of the year. However, the Company's revenues in fiscal 2001 were influenced more by the popularity trends of "Pokemon" than the historical seasonal trends of toy and game sales.

      (10) Competition. The principal competitors of the Company's licensing activities (including product concepts) are the product development, merchandising, marketing and advertising departments of toy and other juvenile merchandise manufacturers and motion picture studios as well as independent advertising agencies, licensing companies and numerous individuals acting as licensing representatives. There are also many independent product development firms with which the Company competes. Many of these companies have substantially greater resources than the Company and represent properties which have been commercially successful for longer periods than properties represented by the Company. The Company believes it would be relatively easy for a potential competitor to enter its market in light of the relatively small investment required to commence operations. However, the ultimate success of a new entrant in the field would depend on its access to toy and other manufacturers, access to distribution of television based properties, access to properties to be licensed and retail market acceptance of the properties in question, and its know-how in the negotiation and subsequent administration of licenses.

      The Company's media buying, planning and television distribution activities as well as its television, music, film and home video production activities operate in highly competitive industries and face as competitors many companies with substantially greater resources and distribution networks than the Company.

      (11) Employees. As of March 26, 2002, the Company had a total of 119 full-time employees consisting of 76 employees in licensing, 20 in media and Television distribution and 23 in Television and film production.

Item 2. Properties

      The following table sets forth, with respect to properties leased (none are owned) by the Company at March 26, 2002, the location of the property, the date on which the lease expires and the use which the Company makes of such facilities:

                                                                                              Approximate
                                   Expiration                                                    Square
Address                            of Lease                          Use                          Feet
-------                            --------                          ---                          ----
1414 Avenue of the Americas      April 30, 2010              Executive and Sales                 21,000
New York, New York                                           Office, Media Buying
                                                             and Television Production

116 Putney Bridge Road           January 6, 2005             International Sales                  4,000
Alice Court                                                  Office
London, England

53 West 23rd Street              December 31, 2006           Production Facilities               20,000
New York, New York

      The Company considers that, in general, its physical properties are well maintained, in good operating condition and adequate for its purposes.

Item 3. Legal Proceedings

            The Company is currently a defendant in the following two litigations:

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

            (ii) Morrison v. Nintendo, et al. On March 29, 2000, Morrison Entertainment Group, Inc., filed suit in the United States District Court for the Central District of California against Nintendo of America Inc., 4Kids Entertainment, Inc., and Leisure Concepts, Inc. The suit alleges that the Pokemon trademark infringes upon the Plaintiff's "Monster in my Pocket" trademark. The complaint also alleges trademark dilution, unfair competition, and a breach of implied contract. The complaint seeks injunctive relief as well as monetary damages. On August 6, 2001, the United States District Court granted summary judgment dismissing the suit. Plaintiff has filed a notice of appeal from the United States District Court's dismissal and the appeal is pending.

      While it is impossible to predict the eventual outcome of the litigation discussed above, the Company believes these litigations will not have a material adverse effect on the Company's financial condition and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

      During the Company's fiscal quarterly period ended December 31, 2001, there were no matters submitted to a vote of security holders.

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

2001                          Low                High
----                          ---                ----

First Quarter                  8.31              16.99

Second Quarter                10.97              19.20

Third Quarter                 16.94              29.30

Fourth Quarter                17.77              22.04

2000                          Low                High
----                          ---                ----
First Quarter                 18.50              37.31

Second Quarter                15.38              28.13

Third Quarter                 16.63              34.38

Fourth Quarter                 8.44              17.06

      (b) Number of Holders of Common Stock. The number of holders of record of the Company's Common Stock on December 31, 2001 was 341, which does not include individual participants in security position listings.

      (c) Dividends. There were no dividends or other distributions made by the Company during 2001 or 2000. Future dividend policy will be determined by the Board of Directors based on the Company's earnings, financial condition, capital requirements and other existing conditions. It is anticipated that cash dividends will not be paid to the holders of the Company's Common Stock in the foreseeable future.

      (d) Stock Purchases. The Board of Directors has authorized the Company, from time to time, to acquire up to 495,000 shares of its Common Stock in open-market purchases. Such purchases are to be made out of the Company's surplus. No such purchases were made by the Company during 2001.

Item 6. Selected Financial Data

                                                                     Year Ended December 31,
                                      ---------------------------------------------------------------------------------------
                                          2001               2000               1999               1998              1997
                                      -----------        -----------        -----------        -----------        -----------
Total Net Revenues                    $41,537,621        $87,997,468        $60,482,369        $14,767,429        $10,116,800

Net Income                             12,243,787         38,772,580         23,638,426          2,743,069            739,135

Net Income Per Common                       $1.01              $3.25              $2.20               $.31               $.08
Share-Basic

Net Income Per Common                         .92               2.96               1.91                .27                .08
Share- Diluted

Weighted Average Common                12,163,927         11,947,217         10,741,082          8,982,738          8,834,493
Shares Outstanding-Basic

Weighted Average Common                13,381,073         13,092,653         12,366,349         10,227,081          9,509,637
Shares Outstanding-Diluted

The amounts shown above give effect to the April 1999 three for two and the September 1999 two for one stock splits described in Note 8 to the Notes to Consolidated Financial Statements included herein. The Company did not declare or pay any cash dividends during the five-year period ended December 31, 2001.

At Year End                   2001                2000                1999                1998                1997
                          ------------        ------------        ------------        ------------        ------------
Total Assets              $143,739,037        $176,144,339        $127,103,647        $ 34,961,155        $ 39,319,077

Working Capital            106,330,320          96,350,798          56,982,147          10,823,815           6,823,466

Stockholders' Equity       118,458,126         101,907,764          60,942,916          15,405,255          12,128,739

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

      The Company receives revenues from a number of sources, principally licensing, television programming and media buying. The Company typically derives a substantial portion of its licensing revenues from a small number of properties, which properties usually generate revenues only for a limited period of time. Because the Company's licensing revenues are highly subject to changing fashion in the toy and entertainment business, its licensing revenues from year to year from particular sources are subject to dramatic increases and decreases. It is not possible to anticipate precisely the length of time a property will be commercially successful, if at all. Popularity of properties can vary from months to years. As a result, the Company's revenues and net income may fluctuate significantly between comparable periods. The Company's licensing revenues have historically been primarily derived from the license of toy and game concepts. Thus, a substantial portion of the Company's licensing revenues and net income are subject to the seasonal variations and popularity trends of the toy and game industry. Typically, a majority of toy orders are shipped in the third and fourth calendar quarters. In addition, the Company's media buying subsidiary concentrates its activities on the youth-oriented market. As a result, most of its revenue is earned in the third and fourth quarters when the majority of toy and video game advertising occurs. In the Company's usual experience, its net income during the second half of the year will generally be greater than during the first half of the year. However, the Company's revenues in fiscal 2001 were influenced more by the popularity trend and movie release dates of "Pokemon" than the historical seasonal trends of toy and game sales. Further, the Company has little control over the timing of royalty payments it receives, some of which are made upon the execution and delivery of license agreements.

Significant Accounting Policies and Estimates

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of operations and financial condition in the preparation of its financial statements in conformity with accounting policies generally accepted in the United States of America. Actual results could result in the Company reporting financial results that differ significantly from the estimates previously used by the Company which were based on different assumptions and conditions. The Company believes that the following discussion addresses the Company's most critical accounting policies, which require managements' most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our accounting policies are more fully described in Note 1 to the Notes to the Financial Statements, located elsewhere in this annual report filing. We have identified certain critical accounting policies which are described below.

Description and Accounting Basis for Revenues - 4Kids Entertainment, Inc. and subsidiaries (the "Company") is an integrated entertainment and media company consisting of three segments; 1)licensing, 2)television and film production and 3)distribution and media planning and buying services. All three segments are focused on the youth oriented market.

Licensing Business- License agreements often include nonrefundable minimum guaranteed royalties which are payable by the licensee. The Company records as commission revenue its proportionate share of the minimum guarantee when all material terms of the contracts have been agreed to by the parties, a cash payment or reasonable assurance of collectability is received and any performance contingencies have been met. It is at this point that the Company has substantially performed all of its obligations under the contract.

      For contracts not providing minimum guaranteed royalties and for royalty amounts in excess of the minimum guarantee, the Company records commission revenue based upon its share of earned royalties from the sales of the related products.

Television, Film and Video Productions - Through the Company's wholly-owned subsidiary, 4Kids Productions, Inc., the Company accounts for its activities associated with the production of entertainment programming in accordance with Statement of Position 00-2 ("SOP 00-02"), Accounting by Producers or Distributors of Films which superceded Financial Accounting Standards No. 53 ("SFAS No. 53"), Financial Reporting by Producers and Distributors of Motion Picture Films. The SOP establishes, among other things, how an entity should recognize revenue from a sale or licensing arrangement of a film. This SOP is effective for financial statements for fiscal years beginning after December 15, 2000. The adoption of this SOP did not have a material effect on the consolidated financial position of the Company. Under SOP 00-02, the Company capitalizes costs associated with each individual production and such costs are classified as non-current assets. Such costs are amortized against the related revenue as such revenue is recognized. In determining amortization rates, the Company must make estimates of future expected revenue from various sources including domestic television broadcasts, international television broadcasts, home video sales and licensing revenues from products related to the television programs. While the Company believes its estimates are reasonable, future amortization rates may change as a result of changes in estimated future revenues from such films. Periodically, the Company evaluates the anticipated future revenue of such films produced by the Company against the net realizable value of the capitalized film costs and, where appropriate, the Company reduces the carrying value of such film costs to their estimated net realizable amount. Any reduction in the carrying value of capitalized film costs would result in a corresponding charge to earnings.

Media Buying, Planning and Distribution Services- Through the Company's wholly-owned subsidiary, The Summit Media Group, Inc. ("Summit Media"), the Company provides media planning and buying services for both print and broadcast. Summit Media is compensated based on a percentage of the media it places. Such revenue is recognized at the time the related media runs. Summit Media also provides television distribution services for which it receives a fee based on a percentage of the license fee paid by the broadcaster or, in the case of syndicated programming, a percentage of the advertising sales generated by the related program. Such revenue is recognized at the time the distribution services are completed and the license fee or the advertising sales of the related program are reasonably known. Summit Media will reflect a liability for media payable and a corresponding receivable from its clients in circumstances where Summit Media assumes the payment obligation for advertising media commitments.

Fox Broadcast License Agreement- In January 2002, the Company entered into a multi-year agreement with Fox to lease the television network's Saturday morning four hour programming block. Beginning with the September 2002 broadcast year, the Company will provide all programming content for Fox's Saturday morning broadcast block, which airs from 8am to 12pm ET/PT (7am to 11am CT). Under the terms of the agreement, the Company will also have the right to retain all revenue from network advertising sales during the four-hour time period. The agreement has an initial term of four broadcast years. The Company will have an option to extend the term for up to two additional broadcast years. The Company will pay a license fee of approximately $25.3 million for each broadcast year during the initial term of the agreement. The agreement provides for 50% of the fee for the first broadcast season to be paid on execution of the agreement, which occurred in January 2002, with the balance of the fee for the first broadcast season to be paid in four equal installments in September, December, February and April of the broadcast year (which begins in September). Fees for each subsequent broadcast year are payable 50% in the June preceding the beginning of the broadcast year with the balance of the fee for the broadcast year payable in four equal installments in September, December, February and April. The agreement further provides that, at the Company's option, up to $10.3 million of each year's fee may be paid in the Company's common stock. Over the initial four year term of the agreement, the Company will pay Fox aggregate license fees of $101,200,000.

      The Company's ability to recover the cost of its license fees payable to Fox will depend on the popularity of the television programs the Company runs and the general market demand for and pricing of advertising time for Saturday morning children's broadcast television. The popularity of such programs impacts audience levels and the value of the network advertising rates the Company can charge. Additionally, the success of merchandise licensing programs and home video sales based on such television programs is dependent on consumer acceptance of the properties. If the Company is unable to generate sufficient future revenue from advertising sales, home video sales and merchandising licensing at levels to cover the cost of its contractual obligation to Fox Broadcasting, it would record a charge to earnings to reflect a write down in the future value of the Fox license agreement in the period in which the deficiency or factors affecting the recoverability of the license fee payable become known. The Company will be required to make certain assumptions and estimates about future events such as advertising rates and audience viewing levels in evaluating its ability to recover the cost of the Fox license fee. Such estimates and assumptions are subject to market forces and factors beyond the control of the Company and inherently subject to change. There can be no assurance that the Company will be able to recover the full cost of the Fox license fee and in the event it cannot, the resulting charges to reflect a write down in the future value of the Fox license fee could be significant.

      New Accounting Pronouncements - In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company believes that the adoption of SFAS No. 141 and SFAS No. 142 will not have a significant impact on its financial statements. In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The Company will adopt SFAS No. 143 beginning in the first fiscal quarter of fiscal 2003. The Company believes that the adoption of SFAS No. 143 will not have a material impact on its results of operations or financial position. In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The primary objectives of SFAS No. 144 were to develop one accounting model based on the framework established in SFAS No. 121, and to address significant implementation issues. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 beginning in the first fiscal quarter of fiscal 2002. The Company believes that the adoption of SFAS No. 144 will not have a material impact on its results of operations or financial position.

Results of Operations

      The following table sets forth our results of operations expressed as a percentage of total net sales for the period indicated.

            Net Revenues                      100.0%   100.0%   100.0%
                                              -----    -----    -----
            Selling, general & admin           54.2%    30.4%    27.3%
            Amortization of film costs          7.4%     3.8%     6.4%
                                              -----    -----    -----
            Total Costs and Expenses           61.6%    34.2%    33.7%
                                              -----    -----    -----
            Income from Operations             38.4%    65.8%    66.3%

            Interest income                    10.9%     7.5%     1.9%
                                              -----    -----    -----
            Income before income tax           49.3%    73.3%    68.2%

            Income tax provision               19.9%    29.2%    29.2%
                                              -----    -----    -----
            Net Income                         29.4%    44.1%    39.0%
                                              =====    =====    =====

Twelve Months Ended December 31, 2001 compared to Twelve Months Ended December 31, 2000 ("000").

      Net revenues for the year ended December 31, 2001 decreased 53% or $46,459 to $41,538 in 2001 from $87,997 in 2000. The decrease resulted primarily from lower licensing commission revenue from the "Pokemon" license. Sales of "Pokemon" licensed products slowed considerably as the spike in popularity for all products tied to Pokemon transitioned from a white hot fad into a children's entertainment brand focused in key categories. Sales of "Pokemon" cards and Hasbro toys suffered particularly steep declines even though the Pokemon television series continues to rank as the number one rated children's television show in domestic broadcast television. Pokemon accounted for 66% of net revenues in 2001 compared to 95% in 2000. New properties introduced by the Company in 2001 including Cubix, Yu-Gi-Oh! and Cabbage Patch Kids contributed to revenue in the second half of 2001.

      Revenues from the Company's media sales and television syndication services increased from 2000 levels primarily due to media buying activities. Media sales and television distribution activities totaled $4,147 or 10% of total net revenue for 2001 as compared to $3,514 or 4% in 2000. Commissions earned on media placed increased as a result acquiring new clients in the media business.

      Revenues from the Company's television, film and home video production activities decreased $10,129 to $9,245 in 2001, a decrease of 52%. Revenues in this segment of the Company's business accounted for approximately 22% of total net revenue in both 2001 and 2000. The decrease is primarily attributable to lower sales of Pokemon television home videos and decreased consumer demand for the third Pokemon movie theatrical release and home video.

Selling, general and administrative expenses decreased 16% or approximately $4,298 compared to 2000 primarily as a result of lower costs associated with performance-based bonus payments which are tied to pre-tax earnings of the Company. Additionally, for the fiscal year ended December 31, 2001, the Chairman and CEO of the Company voluntarily reduced the amount of his bonus compensation to $370 a reduction of approximately $1,809 from the amount he would otherwise have been entitled to receive for 2001 under his employment agreement. This decrease in selling general and administrative costs was partially offset by increased marketing costs incurred by the Company in launching its new television properties. Launched in the third quarter of 2001, these new television properties accounted for approximately $4,696 in increased marketing costs incurred to build awareness for the new programs. Additionally, during 2001, the Company incurred additional expense for marketing, creative services, sales, and legal costs in connection with its expanded licensing and production activities associated with its new properties. As a result of the additional expenses referred to above and the substantial decrease in revenue in 2001, while the Company's selling, general and administrative expenses decreased 16% from the prior year, selling, general and administrative expenses as a percent of revenue increased to 54% in fiscal 2001 from 30% in fiscal 2000.

      At December 31, 2001, there were approximately $4,182 of capitalized film production costs relating primarily to various stages of production on 26 episodes of "Cubix", 26 episodes of "Tama and Friends", 52 episodes of "Yu-Gi-Oh!" and 52 episodes of "Ultra-Man". Amortization of capitalized film costs decreased by $235 for the year ended December 31, 2001 as compared to the prior year. At December 31, 2001, the percentage of unamortized film cost expected to be amortized within the next three years is over 80%.

      Interest income decreased $2,067 in 2001, compared to 2000. Although the Company maintained higher levels of invested cash during 2001, the declining interest rate environment resulted in decreased earned interest.

      Income tax expense decreased $17,465, or 68%, to $8,270 in 2001, compared to $25,735 in 2000, due to lower pre-tax income. The Company's effective tax rate remained relatively consistent at approximately 40% for both 2001 and 2000.

      As a result of the above, the Company had net income for 2001 of $12,244 as compared to net income in 2000 of $38,773.

Twelve Months Ended December 31, 2000 compared to Twelve Months Ended December 31, 1999 ("000").

      Consolidated net revenue for the year ended December 31, 2000 increased 45% or $27,515 to $87,997 in 2000 from $60,482 in 1999. Increased licensing commission revenue resulted primarily from the strength of the "Pokemon" license. "Pokemon" licensed products maintained their strength as top selling toy items during 2000 as the popularity spread to international markets in Europe. Particularly strong were sales of "Pokemon" cards and Hasbro toys as well as many other licensees' products involved in a wide array of licensing activities.

      Revenue from the Company's media sales and television distribution services increased from 1999 performance. These activities totaled $3,514 or 4% of total net revenue for 2000 as compared to $3,111 or 5% in 1999. Commissions earned on media placed increased as a result acquiring new clients in the media business. The Company also realized its second year of distribution revenues earned on the license of the "Pokemon" television series to Warner Bros. for broadcast on Kids' WB.

      The Company's television, film and home video production activities accounted for approximately 22% and 12% of total net revenue in 2000 and 1999, respectively. Revenue in this segment increased $11,896 to $19,374 in 2000, an increase of 159%. This increase is primarily attributable to the successful theatrical and home video releases of the first two "Pokemon" movies.

      Selling, general and administrative expenses increased 62% or approximately $10,296 compared to 1999 primarily as a result of increased costs associated with performance-based bonus payments which are tied to pre-tax earnings of the Company. Additionally, the Company's expanded licensing activities during 2000 required additional resources including, marketing, creative services, sales, and legal costs. Overall selling, general and administrative expenses increased slightly as a percentage of net revenue to 30% in 2000 from 27% in 1999.

      At December 31, 2000, there were approximately $2,428 of capitalized film production costs relating primarily to 26 episodes of "Cubix" and 26 episodes of

"Tama and Friends", which are currently in production. Amortization of capitalized film costs decreased by $561 for the year ended December 31, 2000 as compared to the prior year. At December 31, 2000, the percentage of unamortized film cost expected to be amortized within the next three years is over 80%.

      As a result of the above, the Company had net income for 2000 of $38,773 as compared to net income in 1999 of $23,638.

Liquidity and Capital Resources ("000")

      At December 31, 2001, the Company had working capital of $106,330 as compared to working capital of $96,351 at December 31, 2000. Cash, cash equivalents and investments decreased by $35,161 to $113,600 from December 2000. The decrease in cash, cash equivalents and investments is primarily due to the decreased levels of the licensor's share of royalties collected by the Company which are paid by the Company to the licensors after the close of each quarter. This trend can be seen in our current liability "Due to Licensors", which decreased $39,884 at December 31, 2001 from 2000.

      Accounts receivable, net (current and non-current) decreased to $14,315 at December 31, 2001 from $16,193 at December 31, 2000. This decrease is primarily due to lower fourth quarter 2001 licensing revenues as compared to the fourth quarter 2000 for the "Pokemon" property. The decrease was partially offset by increased receivables on the Cabbage Patch Kids and Yu-Gi-Oh! Properties.

      Amounts due to licensors, which represent the owners' share of royalties collected by the Company during the quarter ended December 31, 2001 and payable to property owners, decreased by $39,884 to $16,912 from December 31, 2000. The decrease is due to lower royalties collected on the Pokemon property during the fourth quarter of 2001 as compared to 2000, which were paid to licensors in the first quarter of 2002.

      The Company's new license agreement with Fox to program the network's four hour Saturday morning children's block beginning in September 2002, will require the Company to pay an annual fee of $25,300. Under the terms of the agreement, on January 28, 2002, the Company paid $12,625 which represents 50% of the first year's fee to Fox. Fees for each subsequent broadcast year are payable 50% in the June preceding the beginning of the broadcast year (which begins in September) with the balance of the fee for the broadcast year payable in four equal installments in September, December, February and April. Additionally, the Agreement requires the Company to establish a $25,000 Letter of Credit for the benefit of Fox, which Letter of Credit may be reduced by the Company as installments of the final year's license fee are paid. The agreement further provides that, at 4Kids option, up to $10,300 of each year's fee may be paid in the Company's common stock. Further, the Company will incur additional costs to program the four hour block and to sell the related network advertising time. These costs will include direct programming costs to acquire, adapt and deliver programming for broadcast during the weekly four hour block as well as additional indirect costs of advertising sales, promotion and administration.

      The Company's contractual cash obligations for leases and the Fox license agreement are as follows:

          Year ending                         Fox
          December 31,           Leases      License      Total
          ------------           ------      -------      -----
             2002                $1,088     $18,975      $20,063
             2003                 1,100      25,300       26,400
             2004                 1,293      25,300       26,593
             2005                 1,412      25,300       26,712
             2006                 1,445       6,325        7,770
      2007 and thereafter         3,468          --        3,468
                                 ------    --------     --------
            Total                $9,806    $101,200     $111,006
                                 ======    ========     ========

      The Company anticipates it will be able to meet its payment obligations under the license agreement and will be able to finance its business as currently conducted from its working capital. Accordingly, in March 2001, it terminated its $5,000 credit facility with the Chase Manhattan Bank. However, as the Company explores new and expanded opportunities in the children's entertainment market, it may seek additional financing alternatives.

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

Item 9. Changes in and Disagreements With Accountants in Accounting and Financial Disclosure

      None

                                    PART III

Item 10. Directors and Executive Officers of the Company

      Information concerning directors and officers of the Company is incorporated by reference to the Company's Definitive Proxy Statement on
Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

Item 11. Executive Compensation

      Information concerning executive compensation is incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, of each director of the Company and all officers and directors as a group is incorporated by reference to the Company's Definitive Proxy Statement on
Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

Item 13. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is Incorporated by reference to the Company's Definitive Proxy Statement on
Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   1. Financial Statements:

The following Consolidated Financial Statements of 4Kids Entertainment, Inc. and Subsidiaries are included in Item 8:

                                                                     Page
                                                                     Number

Independent Auditors' Report                                         F-1

Consolidated Balance Sheets -December 31, 2001 and 2000              F-2

Consolidated Statements of Income - Years Ended
December 31, 2001, 2000 and 1999                                     F-3

Consolidated Statements of                                           F-4
Stockholders' Equity - Years
Ended December 31, 2001, 2000
and 1999

Consolidated Statements of                                           F-5
Cash Flows - Years Ended
December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements                           F-6 to F-18

(a)   2. and (d) Financial Statement Schedules:

All schedules have been omitted because they are inapplicable, not required, or the information is included in the financial statements or notes thereto.

(a)   3. and (c) Exhibits. See Index of Exhibits annexed hereto.

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed in the final quarter of the Company's fiscal year ended December 31, 2001. The Company filed a report on Form 8-K on January 18, 2002.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2002                                 4KIDS ENTERTAINMENT, INC.

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

Date: March 27, 2002

                                                         Alfred R. Kahn,
                                                      Chairman of the Board,
                                                    Chief Executive Officer and
                                                            Director

Date: March 27, 2002

                                                           Jay Emmett,
                                                            Director

Date: March 27, 2002

                                                       Steven M. Grossman,
                                                            Director

Date: March 27, 2002

                                                           Joel Cohen,
                                                            Director

Date: March 27, 2002

                                                       Joseph P. Garrity,
                                                    Executive Vice President,
                                                  Treasurer, Principal Financial
                                                 Officer, Principal Accounting
                                                       Officer and Director

                                INDEX OF EXHIBITS

Exhibit                                                                              Page
Number                        Description                                            Number
------                        -----------                                            ------
(3) (a)     Certificate of Incorporation of the Registrant, as amended (13)
    (b)     By-Laws of the Registrant adopted by the Board of Directors on March
            28, 1991 (2)
    (c)     Resolution of the Board of Directors of the Registrant adopted March
            12, 1991 reducing the size of the Board from six directors to three directors (2)
(4) (a)     Form of Common Stock Certificate (3)
(10)(a)     Bonus Plan of the Registrant (*)(4)
    (b)     1985 Non-Qualified Stock Option Plan, as amended (*)(4)
    (c)     1986 Stock Option Plan, as amended (*)(4)
    (d)     1992 Stock Option Plan (*)(5)
    (e)     1993 Stock Option Plan (*)(6) (f) 1994 Stock Option Plan (*)(10)
    (g)     1995 Stock Option Plan (*)(11)
    (h)     1996 Stock Option Plan (*)(15)
    (i)     1997 Stock Option Plan (*)(17)
    (j)     1998 Stock Option Plan (*)(18)
    (k)     1999 Stock Option Plan (*)(19)
    (l)     2000 Stock Option Plan (*)(20)
    (m)     2001 Stock Option Plan (*)(21)
    (n)     Stock Option Agreement, dated June 10, 1992, between the Registrant and Randy O. Rissman (*)(7)
    (n)     Stock Option Agreement, dated June 10, 1992, between the Registrant and Gerald Rissman (*)(7)
    (o)     Agreement between Nintendo of America, Inc. and the Registrant dated
            December 17, 1987 (4)
    (p)     Agreement of Lease, dated March 28, 1988, between the Registrant and
            1414 Americas Company (2)
    (q)     Amendment, dated July 8, 1994, to Agreement of Lease between the
            Registrant and 1414 Americas Company. (12)
    (r)     Agreement of Lease, dated June 30, 1991, between the Registrant and
            Olympic Purdue Associates (the "Olympic Lease") (7)
    (s)     First Amendment, dated January 3, 1994, to the Olympic Lease (7)
    (t)     Agreement of Lease, dated March 23, 1993, between Leisure Concepts
            International, Inc. and Svenska Handelsbanken (7)
    (u)     Employment Agreement, dated March 12, 1991 between the Registrant and Alfred R. Kahn(*)(8)
    (v)     Employment Agreement, dated June 3, 1991, between the Registrant and
            Joseph Garrity (*)(9)
    (w)     Amendment, dated as of October 17, 1994, to the Employment Agreement between the Registrant and Joseph Garrity (*)(12)

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

      (17) Incorporated by reference to 1997 Proxy Statement for Annual Meeting of Shareholders held April 30, 1997.

      (18) Incorporated by reference to 1998 Proxy Statement for Annual Meeting of Shareholders held April 29, 1998.

      (19) Incorporated by reference to 1999 Proxy Statement for Annual Meeting of Shareholders held April 29, 1999.

      (20) Incorporated by reference to 2000 Proxy Statement for Annual Meeting of Shareholders held May 17, 2000.

      (21) Incorporated by reference to 2001 Proxy Statement for Annual Meeting of Shareholders held May 23, 2001.

                          INDEPENDENT AUDITORS' CONSENT

      We hereby consent to the incorporation by reference in Registration Statement Nos. 33-11718, 33-60928, 333-02289, 333-58555, 333-83153,333-45094 and
333-69696 of 4Kids Entertainment, Inc. on Form S-8 of our report dated March 25, 2002 appearing in this Annual Report on Form 10-K of 4Kids Entertainment, Inc. for the year ended December 31, 2001.

Deloitte & Touche LLP
New York, New York

March 25, 2002

                                   ---------------------------------------------
                                   4Kids Entertainment,
                                   Inc. and Subsidiaries

                                   Consolidated Financial Statements for the
                                   Years Ended December 31, 2001, 2000 and 1999, and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of 4Kids Entertainment, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of 4Kids Entertainment, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of 4Kids Entertainment, Inc. and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche, LLP
New York, New York

March 25, 2002

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

ASSETS                                                 2001             2000

CURRENT ASSETS:
  Cash and cash equivalents                        $104,445,499     $117,749,331
  Investments                                         9,154,504       31,011,401
  Accounts receivable - net                           9,652,554       14,927,485
  Prepaid/refundable income taxes                     3,584,392        4,524,131
  Prepaid expenses and other
    current assets                                    4,042,835        2,166,578
                                                   ------------     ------------

           Total current assets                     130,879,784      170,378,926

FURNITURE, EQUIPMENT AND LEASEHOLD
  IMPROVEMENTS -
  Net of accumulated depreciation
    and amortization of $1,469,858
    and $712,352                                      2,098,758        1,302,548

ACCOUNTS RECEIVABLE - Noncurrent, net                 4,662,130        1,265,159

INVESTMENT IN EQUITY SECURITIES                         725,631               --

FILM INVENTORY - net                                  4,182,372        2,428,407

OTHER ASSETS, NET                                     1,190,362          769,299
                                                   ------------     ------------

TOTAL ASSETS                                       $143,739,037     $176,144,339
                                                   ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Due to licensors                                 $ 16,911,596     $ 56,795,577
  Media payable                                       1,588,162        2,999,603
  Accounts payable and accrued
    expenses                                          4,455,011        9,217,532
  Income taxes payable                                       --        1,977,000
  Deferred revenue                                       96,889        2,544,610
  Deferred income taxes                               1,497,806          493,806
                                                   ------------     ------------

           Total current liabilities                 24,549,464       74,028,128

DEFERRED INCOME TAXES - Noncurrent                      731,447          208,447
                                                   ------------     ------------

           Total liabilities                         25,280,911       74,236,575
                                                   ------------     ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value -
    authorized, 3,000,000 shares;
    none issued                                              --               --
  Common stock, $.01 par value -
    authorized, 40,000,000 shares;
    issued, 12,546,708 and
    12,080,493 shares                                   125,467          120,805
  Additional paid-in capital                         33,265,412       28,963,499
  Retained earnings                                  85,067,247       72,823,460
                                                   ------------     ------------

           Total stockholders' equity               118,458,126      101,907,764
                                                   ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                           $143,739,037     $176,144,339
                                                   ============     ============

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

                                          2001           2000           1999

REVENUES:
  Net revenues                         $41,537,621    $87,997,468    $60,482,369
                                       -----------    -----------    -----------

COSTS AND EXPENSES:
  Selling, general and
    administrative                      22,481,608     26,779,377     16,483,390
  Amortization of capitalized
    film costs                           3,090,542      3,325,943      3,887,350
                                       -----------    -----------    -----------

           Total costs and
             expenses                   25,572,150     30,105,320     20,370,740
                                       -----------    -----------    -----------

INCOME FROM OPERATIONS                  15,965,471     57,892,148     40,111,629

INTEREST INCOME                          4,548,316      6,615,432      1,159,797
                                       -----------    -----------    -----------

INCOME BEFORE INCOME TAX
  PROVISION                             20,513,787     64,507,580     41,271,426

INCOME TAX PROVISION                     8,270,000     25,735,000     17,633,000
                                       -----------    -----------    -----------

NET INCOME                             $12,243,787    $38,772,580    $23,638,426
                                       ===========    ===========    ===========

PER SHARE AMOUNTS
  Basic earnings per common
    share                              $      1.01    $      3.25    $      2.20
                                       ===========    ===========    ===========

  Diluted earnings per common
    share                              $      0.92    $      2.96    $      1.91
                                       ===========    ===========    ===========

  Weighted average common
    shares outstanding -
    basic                               12,163,927     11,947,217     10,741,082
                                       ===========    ===========    ===========

  Weighted average common
    shares outstanding -
    diluted                             13,381,073     13,092,653     12,366,349
                                       ===========    ===========    ===========

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                                    Additional
                                                         Common Stock                Paid-in            Retained
                                                   Shares           Amount           Capital            Earnings           Total
BALANCE, DECEMBER 31, 1998                        3,062,735            30,627         4,962,144         10,412,454        15,405,225
  3 for 2 and 2 for 1
    stock splits                                  6,125,470            61,255           (61,255)                --                --
  Proceeds from exercise of
    stock options                                 2,669,550            26,696         3,472,655                 --         3,499,351
  Tax benefit from exercise of
    stock options                                        --                --        18,399,914                 --        18,399,914
  Net income                                             --                --                --         23,638,426        23,638,426
                                                 ----------      ------------      ------------       ------------      ------------

BALANCE, DECEMBER 31, 1999                       11,857,755      $    118,578      $ 26,773,458       $ 34,050,880      $ 60,942,916
  Proceeds from exercise of
    stock options                                   222,738             2,227           372,054                 --           374,281
  Tax benefit from exercise of
    stock options                                        --                --         1,817,987                 --         1,817,987
  Net income                                             --                --                --         38,772,580        38,772,580
                                                 ----------      ------------      ------------       ------------      ------------

BALANCE, DECEMBER 31, 2000                       12,080,493      $    120,805      $ 28,963,499       $ 72,823,460      $101,907,764
  Proceeds from exercise of
    stock options                                   466,215             4,662           883,202                 --           887,864
  Tax benefit from exercise of
    stock options                                        --                --         3,418,711                 --         3,418,711
  Net income                                             --                --                --         12,243,787        12,243,787
                                                 ----------      ------------      ------------       ------------      ------------

BALANCE, DECEMBER 31, 2001                       12,546,708      $    125,467      $ 33,265,412       $ 85,067,247      $118,458,126
                                                 ==========      ============      ============       ============      ============

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

                                       2001            2000            1999
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net income                       $ 12,243,787    $ 38,772,580    $ 23,638,426
  Adjustments to reconcile net
    income to net cash (used
    in) provided by operating
    activities:
    Depreciation and
      amortization                      766,437         356,679         108,699
    Amortization of
      capitalized film costs          3,090,542       3,325,943       3,887,350
    Provision for losses on
      accounts receivable                  --           200,000         827,840
    Deferred income taxes             1,527,000          65,000        (892,759)
    Changes in operating
      assets and liabilities:
      Accounts receivable - net       1,877,960      30,936,741     (27,835,283)
      Film inventory                 (4,844,507)     (4,838,415)     (1,848,608)
      Prepaid/refundable income
        taxes                           939,739      (2,708,697)     (1,490,570)
      Prepaid expenses and
        other current assets         (1,876,257)       (965,188)        (49,416)
      Other assets                     (429,994)       (107,500)       (378,840)
      Due to licensors              (39,883,981)       (239,414)     53,344,409
      Media payable                  (1,411,441)        645,871      (9,107,181)
      Accounts payable and
        accrued expenses             (4,762,521)      3,653,171       4,278,737
      Income taxes payable           (1,977,000)      1,942,159      (1,715,958)
      Deferred revenue               (2,447,721)      2,544,610            --
                                   ------------    ------------    ------------

           Net cash (used in)
             provided by
             operating
             activities             (37,187,957)     73,583,540      42,766,846
                                   ------------    ------------    ------------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Proceeds from maturities of
    commercial paper                 62,097,800            --              --
  Purchase of commercial paper      (40,240,903)    (31,011,401)           --
  Investment in equity
    securities                         (725,631)           --              --
  Purchase of property and
    equipment                        (1,553,716)     (1,442,202)       (150,941)
                                   ------------    ------------    ------------

           Net cash provided by
             (used in)
             investing
             activities              19,577,550     (32,453,603)       (150,941)
                                   ------------    ------------    ------------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Proceeds from exercise of
    stock options and related
    tax benefit                       4,306,575       2,192,268      22,061,265
                                   ------------    ------------    ------------

           Net cash provided by
             financing
             activities               4,306,575       2,192,268      22,061,265
                                   ------------    ------------    ------------

NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS              (13,303,832)     43,322,205      64,677,170

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                 117,749,331      74,427,126       9,749,956
                                   ------------    ------------    ------------

CASH AND CASH EQUIVALENTS,
  END OF YEAR                      $104,445,499    $117,749,331    $ 74,427,126
                                   ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
  Income Taxes                     $  1,105,033    $ 24,583,711    $  3,324,329
                                   ============    ============    ============

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED December 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation - The consolidated financial statements include the accounts of all wholly-owned subsidiaries. All related intercompany balances and transactions have been eliminated in consolidation.

      Description and Accounting Basis for Revenues - 4Kids Entertainment, Inc. and subsidiaries (the "Company") is an integrated entertainment and media company specializing in the youth oriented market.

      Licensing Business - The Company's wholly-owned subsidiaries of 4Kids Entertainment Licensing, Inc. (fka Leisure Concepts, Inc.) and 4Kids Entertainment International, Ltd. (fka Leisure Concepts International, Inc.), are engaged primarily in the business of licensing the commercial rights to properties, personalities, and product concepts. 4Kids Entertainment Licensing ("4Kids Licensing") typically acts as exclusive agent in connection with the grant to third parties of licenses to manufacture and sell all types of merchandise based on such properties, personalities and concepts. The licensing of these rights has been primarily in the areas of toys, electronic games, trading cards, food, toiletries, apparel, house-wares, footwear and publishing rights. 4Kids Licensing also licenses merchandising rights in connection with the production of television shows and motion pictures. 4Kids Licensing also has a division, Technology 4Kids, which was established to develop toy ideas and concepts for licensing which integrate new and existing technologies with traditional play patterns.

      4Kids International, based in London, provides hands-on management of properties in the important United Kingdom and European marketplace.

      License agreements often include nonrefundable minimum guaranteed royalties which are payable by the licensee. The Company records as commission revenue its proportionate share of the minimum guarantee when all material terms of the contracts have been agreed to by the parties, a cash payment or reasonable assurance of collectability is received and any performance contingencies have been met. It is at this point that the Company has substantially performed all of its obligations under the contract.

      For contracts not providing minimum guaranteed royalties and for royalty amounts in excess of the minimum guarantee, the Company records commission revenue based upon its share of earned royalties from the sales of the related products.

      Television, Film and Video Productions - Through the Company's wholly-owned subsidiary, 4Kids Productions, Inc., the Company accounts for its activities associated with the production of entertainment programming in accordance with Statement of Position 00-2 ("SOP 00-02"), Accounting by Producers or Distributors of Films which as a result of SFAS No.139, superseded Financial Accounting Standards No. 53 ("SFAS No. 53"), Financial Reporting by Producers and Distributors of Motion Picture Films. SOP 00-02 establishes, among other things, how an entity should recognize revenue from a sale or licensing arrangement of a film and is effective for financial statements for fiscal years beginning after December 15, 2000. The adoption of SOP 00-02 did not have a material effect on the consolidated financial position of the Company. Under SOP 00-02, the Company capitalizes costs associated with each individual production and such costs are classified as non-current assets. Such costs are amortized against the related revenue as such revenue is recognized. Amortization rates may change as a result of changes in estimated future revenue. Periodically, the Company evaluates the anticipated future revenue of such films produced by the Company against the net realizable value of the capitalized film costs and, where appropriate, reduces the carrying value of such capitalized film costs to their estimated net realizable amount. Any such reduction in the carrying value of such capitalized film costs would result in a corresponding charge to earnings.

      Media Buying, Planning and Distribution Services - Through the Company's wholly-owned subsidiary, The Summit Media Group, Inc. ("Summit Media"), the Company provides media planning and buying services for clients in both print and broadcast media. Summit Media is compensated based on a percentage of the media it places. Such revenue is recognized at the time the related media runs. Summit Media also provides television distribution services for which it receives a fee based on a percentage of the license fee paid by the broadcaster or, in the case of syndicated programming, a percentage of the advertising sales generated by the program that is syndicated. Such revenue is recognized at the time the distribution services are completed and the license fee or the advertising sales of the related program are reasonably known. Summit Media will reflect a liability for media payable and a corresponding receivable from its clients in circumstances where Summit Media assumes the payment obligation for advertising media commitments.

      Furniture, Equipment and Leasehold Improvements - Furniture, equipment and leasehold improvements are recorded at cost less accumulated depreciation. Depreciation is computed using various methods over the estimated lives of the assets or in the case of leasehold improvements, the shorter of the estimated useful life or the remaining lease term.

      Imputed Interest - The Company imputes interest on the noncurrent portion of accounts receivable at an average rate of 5 % for 2001 and 7 % for 2000.

      Cash and Cash Equivalents - At December 31, 2001 and 2000 respectively, the Company had cash equivalents consisting primarily of funds invested in A-1, P-1 rated commercial paper and Treasury bills of approximately $87,059,173 and $103,298,786 respectively, with original maturities of 90 days or less. Included in cash and cash equivalents are accounts in various banks which maintain balances in excess of the FDIC insured limit of $100,000 per bank. At December 31, 2001 and 2000, respectively, the excess cash amounted to a total of $17,286,326 and $14,350,545.

      Investments - Management determines the appropriate classification of its debt securities at the time of purchase. Debt securities for which the Company has both the intent and ability to hold to maturity are classified as held to maturity. These securities are carried at amortized cost. At December 31, 2001, the Company had no investments that qualified as trading or available for sale.

      At December 31, 2001 the Company's investments in debt securities were classified as short-term investments. The Company maintains these balances principally in money market funds and A-1, P-1 rated commercial paper with various financial institutions. These financial institutions are located in different areas of the U.S. and Company policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative standing of those financial institutions that participate in the Company's investment strategy.

      Investment in Equity Securities - During the quarter ended September 30, 2001, the Company completed its purchase of a 3% equity interest in the Pokemon Company, a closely held Japanese company, which was organized in 1998 by Nintendo Co. Ltd, Creatures, Inc. and Game Freak, Inc., the creators of Pokemon, to manage and control all rights throughout the world to Pokemon. The Company accounts for this investment on the cost basis and has classified it as a non-current asset on the accompanying balance sheets.

      Fair Value of Financial Instruments - Carrying amounts of certain of the Company's financial instruments, including cash and equivalents, accrued payroll, and other accrued liabilities, approximate fair value because of their short maturities. The fair values of investments are determined using quoted market prices for those securities or similar financial instruments.

      Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

      Reclassifications - Certain amounts have been reclassified in year 2000 to conform to the current year's presentation.

      New Accounting Pronouncements - In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions initiated after June 30, 2001. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company believes that the adoption of SFAS No. 141 and SFAS No. 142 will not have a significant impact on its financial statements. In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The Company will adopt SFAS No. 143 beginning in the first fiscal quarter of fiscal 2003. The Company believes that the adoption of SFAS No. 143 will not have a material impact on its results of operations or financial position. In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The primary objectives of SFAS No. 144 were to develop one accounting model based on the framework established in SFAS No. 121, and to address significant implementation issues. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 beginning in the first fiscal quarter of fiscal 2002. The Company believes that the adoption of SFAS No. 144 will not have a material impact on its results of operations or financial position.

2.    INVESTMENTS

      Details as to investments are as follows:

                                              December 31,
                                   2001                          2000
                       Amortized Cost   Fair Value   Amortized Cost  Fair Value
Held-to-maturity:
Commercial paper        $ 6,873,656    $ 6,873,656    $31,011,401    $31,011,401
Corporate bond          $ 2,280,848    $ 2,253,623    $        --    $        --
                        -----------    -----------    -----------    -----------
Investments             $ 9,154,504    $ 9,127,279    $31,011,401    $31,011,401
                        ===========    ===========    ===========    ===========

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

      Additionally, accounts receivable include amounts due from clients for earned commissions and the cost of related media placed on their behalf in circumstances where the Company has assumed the payment obligation for such media. In such circumstances, the Company will record a corresponding liability for media payable. Accounts receivable consist of the following:

                                                          December 31,
                                                    2001               2000

Gross accounts receivable                       $ 14,835,479       $ 16,713,439
Allowance for doubtful accounts                     (520,795)          (520,795)
                                                ------------       ------------

                                                  14,314,684         16,192,644

Less long-term portion                             4,662,130          1,265,159
                                                ------------       ------------

                                                $  9,652,554       $ 14,927,485
                                                ============       ============

4.    FILM INVENTORY

      At December 31, 2001, there was $4,182,372 of capitalized film costs. Amortization of capitalized film costs were $3,090,542, $3,325,943 and $3,887,350 in 2001, 2000 and 1999, respectively. Inclusive in the amortization above, the Company recorded charges of approximately $592,000 and $2,031,000 in 2000 and 1999 respectively, to reduce the carrying value of film inventory primarily related to producing "WMAC Masters" and "Monster Wars" television programs. These reductions of carrying values were based on the Company's periodic evaluation of anticipated future revenue against the net realizable value of capitalized cost. At December 31, 2001, the percentage of unamortized film cost expected to be amortized within the next three years is over 80%.

      Film inventory consists of the following components:

                                                          December 31,
                                                    2001                2000

Opening balance                                 $ 2,428,407         $   915,935
Additions                                         4,844,507           4,838,415
                                                -----------         -----------
                                                  7,272,914           5,754,350
Amortization                                     (3,090,542)         (3,325,943)
                                                -----------         -----------
Ending Balance                                  $ 4,182,372         $ 2,428,407
                                                ===========         ===========

Development/Preproduction                       $ 1,277,465         $ 2,134,281
Production                                          973,181             125,848
Completed not released                              215,291                  --
Completed released                                1,716,435             168,278
                                                -----------         -----------
                                                $ 4,182,372         $ 2,428,407
                                                ===========         ===========

5.    REVENUES/MAJOR CUSTOMERS

      Licensing commission revenues included on the Statements of Income are net of licensor participations of approximately $67,272,000, $183,030,000 and $142,433,000 in 2001, 2000 and 1999, respectively.

      The percentages of revenue from major properties and customers/licensees are as follows:

                                                         Year Ended December 31,
                                                        2001      2000      1999
Percentage of revenue derived from
  major properties (revenue in
  excess of 10 percent of
  total revenue)                                         66%       95%       82%

  Number of major properties                              1         1         1

  Percentage of revenue derived
    from major customers/licensees
    (revenue in excess of 10 percent
    of total revenue)                                    26%       53%       39%

  Number of major customers/licensees                     2         2         1

      Additionally, through the Company's London office and network of international subagents, which allow it to license its properties through the world, the Company recognized approximately $5,772,000, $9,446,000 and $673,000 in net revenue from international sources, primarily in Europe, for 2001, 2000 and 1999, respectively.

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

      The income tax provision/(benefit) includes the following:

                                           Years Ended December 31,
                                  2001              2000               1999
Current:
  Federal                     $  4,886,000      $ 18,214,000       $ 13,507,000
  State and local                1,543,000         5,480,000          5,019,000
  Foreign                          314,000         1,977,000                 --
                              ------------      ------------       ------------

                                 6,743,000        25,671,000         18,526,000
                              ------------      ------------       ------------
Deferred:
  Federal                        1,304,000            55,000           (727,000)
  State and local                  223,000             9,000           (166,000)
                              ------------      ------------       ------------

                                 1,527,000            64,000           (893,000)
                              ------------      ------------       ------------

                              $  8,270,000      $ 25,735,000       $ 17,633,000
                              ============      ============       ============

      The provision for taxes as reported is different than the tax provision computed by applying the statutory Federal rate of 35 percent. The differences are as follows:

                                              Years Ended December 31,
                                        2001            2000            1999
Income before income
  tax provision                     $ 20,513,787    $ 64,507,580    $ 41,271,426
                                    ============    ============    ============

Provision at the
  statutory Federal rate            $  7,180,000    $ 22,578,000    $ 14,445,000

Provision for state and
  local income taxes net of
  Federal income tax benefit           1,136,000       3,568,000       3,154,000

Effect of lower foreign
  tax rate                               (52,000)       (329,000)             --

Other                                      6,000         (82,000)         34,000
                                    ------------    ------------    ------------

                                    $  8,270,000    $ 25,735,000    $ 17,633,000
                                    ============    ============    ============

      Income tax benefits, which related to the exercise of non-qualified stock options reduced current taxes payable and increased additional paid-in capital by approximately $3,419,000, $1,818,000 and $18,400,000 in 2001,
      2000 and 1999, respectively.

      The Company's deferred tax liabilities are net of deferred tax assets of approximately $888,000 and $317,000 at December 31, 2001 and 2000, respectively. The components of the deferred tax balances at December 31, 2001 and 2000 are as follows:

                                                    Years Ended December 31,
                                                    2001               2000
Commissions not currently
  recognized for tax
  reporting purposes                             $(2,760,000)       $(1,019,000)

State and Local taxes
  deductible for tax
  reporting                                         (357,000)                --

Provision for doubtful
  accounts not currently
  deductible for tax
  reporting purposes                                 214,000            223,000

Film inventory valuation
  adjustment not currently
  deductible for tax reporting
  purposes                                           255,000             57,000

Depreciation and rent expense
  not currently deductible
  for tax reporting purposes                         225,000                 --

Other                                                194,000             37,000
                                                 -----------        -----------

                                                 $(2,229,000)       $  (702,000)
                                                 ===========        ===========

      The Company has determined that earnings for 2001 of approximately $1,047,000 of its foreign subsidiary will remain invested overseas for the indefinite future. It is impractical to determine the ultimate tax effects of remittance of these earnings.

7.    STOCK OPTIONS

      The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net income and net income per share would have decreased by approximately $2,138,000, $1,637,000 and $2,745,000, or $.18, $.14 and $.23 basic earnings per share, $.16, $.13, $.22 diluted earnings per share for 2001, 2000 and 1999, respectively. The weighted average fair value of options granted was $9.457, $28.375 and $20.77 during 2001, 2000 and 1999, respectively. The fair value of the options granted during 2001, 2000 and 1999 are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0% for all years, volatility of 56%, 124% and 114% for 2001, 2000 and 1999, respectively, risk-free interest rate of 4.81%, 4.40% and 6.55% for 2001, 2000 and 1999, respectively, and an expected life of three years based on the estimated holding period giving consideration to past experience and current stock price levels.

      The Company has various stock option plans (the "Plans"). Options may be exercised for a period of not more than ten years after the date of grant. Unless otherwise determined by the Company's Stock Option Committee or by contract with the recipient of the stock option grant, each option is immediately exercisable with respect to 50 percent of the shares subject to the option and becomes exercisable with respect to the other 50 percent on the first anniversary of the date of grant. Certain of the Plans permit the Committee to grant nonqualified options, with an exercise price of not less than 85 percent of the fair market value of the common stock; all other options must be at 100 percent of the fair market value.

      The Company has outstanding stock options as follows:

                                  Options          Per Share          Price
Outstanding at
  December 31, 1998              4,944,288     0.458   -     3.104     1.433
                                 =========   =======       =======   =======

Options granted                    265,000    10.313   -    33.280    29.380
Options expired                    (15,000)    3.250   -     3.250     3.250
Options exercised               (2,669,550)    0.528   -     3.104     1.310
                                 ---------   -------       -------   -------

Outstanding at
  December 31, 1999              2,524,738     0.458   -    33.281     4.500
                                 =========   =======       =======   =======

Options granted                     50,000    28.375   -    28.375    28.375
Options exercised                 (222,738)    0.458   -    10.313     1.680
                                 ---------   -------       -------   -------

Outstanding at
  December 31, 2000              2,352,000     0.458   -    33.281     5.278
                                 =========   =======       =======   =======

Options granted                    738,000     8.938   -    19.760     9.457
Options exercised                 (466,215)    0.458   -     8.938     1.904
                                 ---------   -------       -------   -------

Outstanding at
  December 31, 2001              2,623,785   $ 0.771   -   $33.281   $ 7.054
                                 =========   =======       =======   =======
Exercisable at
  December 31, 2001              2,329,785   $ 0.771   -   $33.281   $ 6.734
                                 =========   =======       =======   =======

      Under the Company's various stock option plans, 552,000 of the Company's common stock were available at December 31, 2001 for future issuance.

      Additionally, on January 2, 2002 the Company granted 548,500 non-qualified stock options to various employees, executive officers and Directors at an exercise price of $20.03 the market price of the Company's common stock on that date.

      At December 31, 2001, there were 3,175,785 shares of the Company's common stock reserved for issuance upon the exercise of stock options. The following table summarizes information about fixed-price stock options outstanding at December 31, 2001:

                                         Options Outstanding                       Options Exercisable
                            --------------------------------------------        ------------------------
                                                                Weighted                        Weighted
                               Number       Weighted Average     Average          Number         Average
     Range of               Outstanding        Remaining        Exercise        Exercisable     Exercise
  Exercise Prices           at 12/31/01     Contractual Life      Price         at 12/31/01      Price
$ 0.4583 - $ 1.8958          1,101,300         2.8 years          $ 1.21         1,101,300       $ 1.21
$ 2.6875 - $10.3125          1,212,485         4.1 years          $ 6.34           938,485       $ 5.58
$17.2500 - $33.2813            310,000         5.3 years          $30.59           290,000       $31.42
                             ---------                                           ---------

                             2,623,785         3.7 years          $ 7.05         2,329,785       $ 6.73
                             =========                                           =========

8.    STOCK SPLITS

      On March 29, 1999, the Company's Board of Directors approved the declaration of a 3 for 2 stock split effective for shareholders of record on April 15, 1999. On August 12, 1999, the Company's Board of Directors approved the declaration of a 2 for 1 stock split effective for shareholders of record on September 1, 1999.

      The effect of the stock splits has been recognized retroactively in the stockholders' equity accounts on the balance sheets as of December 31, 1999 and in all share and per share data in the accompanying consolidated financial statements, notes to financial statements and supplemental financial data. Stockholders' equity accounts have been restated to reflect the reclassification of an amount equal to par value of the increase in issued common shares from the additional paid-in capital account.

9.    EARNINGS PER SHARE

      The Company applies Statement of Accounting Standards ("SFAS") No. 128 "Earnings per Share" which requires the computation and presentation of earnings per share ("EPS") to include basic and diluted EPS. Basic EPS is computed based solely on the weighted average number of common shares outstanding during the period. Diluted EPS reflects all potential dilution of common stock. The following table reconciles Basic EPS with Diluted EPS for the three years ended December 31, 2001.

                                                For the Year Ended 2001
                                        Income            Shares       Per Share
Basic earnings per share:
  Income available to
    common shareholders               $12,243,787       12,163,927      $   1.01

Effect of dilutive security:
  Stock options                                --        1,217,146            --
                                      -----------       ----------      --------

Diluted earnings per share            $12,243,787       13,381,073      $   0.92
                                      ===========       ==========      ========

                                                For the Year Ended 2000
                                        Income            Shares       Per Share
Basic earnings per share:
  Income available to common
    shareholders                      $38,772,580       11,947,217      $   3.25

Effect of dilutive security:
  Stock options                                --        1,145,436            --
                                      -----------       ----------      --------

Diluted earnings per share            $38,772,580       13,092,653      $   2.96
                                      ===========       ==========      ========

                                                For the Year Ended 1999
                                        Income            Shares       Per Share
Basic earnings per share:
  Income available to common
    shareholders                      $23,638,426       10,741,082      $   2.20

Effect of dilutive security:
  Stock options                                --        1,625,267            --
                                      -----------       ----------      --------

Diluted earnings per share            $23,638,426       12,366,349      $   1.91
                                      ===========       ==========      ========

10.   COMMITMENTS AND CONTINGENCIES

      a. Bonus Plan - Bonuses under the Bonus Plan are based upon an amount of up to 14 percent of pretax profits. Key officers and employees, as designated by the Board of Directors, can be included in the Bonus Plan. For 2001, 2000 and 1999, the Board of Directors, under the Bonus Plan, awarded the Chairman and CEO of the Company approximately $370,000, $7,561,000 and $4,771,000, respectively. An additional amount of approximately $907,000, $1,890,000 and $1,168,000 under the Bonus Plan was granted to employees in 2001, 2000 and 1999, respectively. For the fiscal year ended December 31, 2001, the Chairman and CEO of the Company voluntarily reduced the amount of his bonus compensation to $370,000, a reduction of approximately $1,809,000 from the amount he would otherwise have been entitled to receive for 2001 under his employment agreement.

      b. Leases - The Company leases certain office and administrative facilities. Commitments for minimum rentals under non-cancellable leases at the end of 2001 are as follows:

                 Year Ending
                 December 31,                             Amount

              2002                                      $1,088,036
              2003                                       1,099,965
              2004                                       1,292,596
              2005                                       1,412,197
              2006                                       1,444,899
              2007 and thereafter                        3,468,273
                                                        ----------

                                                        $9,805,966
                                                        ==========

            Rent expense for all operating leases charged against earnings amounted to $1,477,637, $600,033 and $438,534 in 2001, 2000 and
            1999, respectively.

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

            The lawsuit claims that these practices constitute illegal gambling activity in violation of California and federal law, including the Federal Racketeer Influenced and Corrupt Organization Act, and seeks an award of treble damages. The lawsuit has not specified the amount of damages sought. On April 18, 2000, the United States District Court issued an Order to Show Cause in the lawsuit (and in a number of other lawsuits making similar allegations concerning other types of trading cards) requiring the plaintiffs in all of the cases to show cause why the cases should not be dismissed for lack of standing. On June 21, 2000, the United States District Court dismissed the RICO claims with prejudice and all other claims without prejudice. Plaintiffs filed a notice of appeal on July 24, 2000 from the District Court's June 21, 2000 dismissal, and the appeal is pending.

                  (ii) Morrison v. Nintendo, et al. On March 29, 2000, Morrison
            Entertainment Group, Inc., filed suit in the United States District Court for the Central District of California against Nintendo of America Inc., 4Kids Entertainment, Inc., and Leisure Concepts, Inc. The suit alleges that the Pokemon trademark infringes upon the Plaintiff's "Monster in my Pocket" trademark. The complaint also alleges trademark dilution, unfair competition, and a breach of implied contract. The complaint seeks injunctive relief as well as monetary damages. On August 6, 2001, the United States District Court granted summary judgement dismissing the suit. Plaintiff has filed a notice of appeal from the District Court's dismissal and the appeal is pending.

            While it is impossible to predict the eventual outcome of the litigation discussed above, the Company believes these litigations will not have a material adverse effect on the Company's financial condition and results of operations.

      d. Credit Facility - The Company's line of credit ("the Credit Facility") from JP Morgan Chase would have expired on June 30, 2001. Under the terms of the Credit Facility, the Company could have borrowed from time to time for general working capital purposes up to $5 million. The Company terminated this Credit Facility in March 2001 as it considered its current working capital sufficient for its anticipated liquidity requirements.

      e. Key Man Clause - Under the terms of the Company's representation agreements (the "Agreements") with Pokemon USA, Inc. ("PUI") with respect to the Pokemon property and Nintendo of America, Inc. ("NOA") with respect to the Nintendo properties, in the event that Mr. Alfred Kahn becomes unavailable due to death, disability, termination or a major change of duties and an acceptable replacement for Mr. Kahn is not found within a specified period of time, or there is a change in control of the Company resulting in a major change of duties for Mr. Kahn, PUI and NOA have the option to terminate their respective agreements. The Company would, however, continue to be paid on license agreements in place at the time such options were exercised.

      f. Employment Contracts - The Company has employment agreements and arrangements with its executive officers and certain management personnel. The agreements generally continue until terminated by the executive or the Company, and provide for severance payments under certain circumstances. The majority of the agreements and arrangements provide the employees with certain additional rights after a Change of Control (as defined) of the Company occurs. The agreements include a covenant against competition with the Company, which extends for a period of time after termination for any reason. As of December 31, 2001, if all of the employees under contract were terminated by the Company without good cause or following a Change of Control, (as defined) under these contracts, the Company's liability would be approximately $10,903,000.

            These employment agreements provide for an aggregate minimum annual base compensation of $1,645,000 expiring on various dates through 2003.

      g. Deferred Revenue - Master Toy Licensee - 4Kids Entertainment Licensing, Incorporated, (formally known as Leisure Concepts, Incorporated), a wholly owned subsidiary of the Company, is the exclusive Merchandise Licensing Agent for the "Pokemon" property outside Asia. The master toy licensee ("Licensee") for the "Pokemon" property and The Pokemon Company LLC, (the assignee of certain rights and obligations of Nintendo of America Inc. with respect to the "Pokemon" property) have entered into a new agreement (the "Agreement") effective January 1, 2001. The Agreement supersedes the original Merchandise License Agreement, dated as of May 14, 1998 as amended in September, 1999.

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

      Financial information by business segments follows:

                                         MEDIA &      TV & FILM
                        LICENSING    TV DISTRIBUTION  PRODUCTION       TOTAL

2001
  Revenues             $ 28,145,703   $  4,146,924   $  9,244,994   $ 41,537,621
  Amortization                   --             --      3,090,542      3,090,542
  Segment Profit         17,046,813        788,941      2,678,033     20,513,787
  Segment Assets        126,434,447      8,983,786      8,320,804    143,739,037
  Interest Income         4,357,519        190,797             --      4,548,316

2000
  Revenues             $ 65,109,607   $  3,513,791   $ 19,374,070   $ 87,997,468
  Amortization                   --             --      3,325,943      3,325,943
  Segment Profit         51,767,974        121,466     12,618,140     64,507,580
  Segment Assets        160,788,003      6,797,824      8,558,512    176,144,339
  Interest Income         6,461,208        154,224             --      6,615,432

1999
  Revenues             $ 49,892,732   $  3,111,305   $  7,478,332   $ 60,482,369
  Amortization                   --             --      3,887,350      3,887,350
  Segment Profit         38,613,609        234,809      2,423,008     41,271,426
  Segment Assets        110,752,722      5,132,882     11,218,043    127,103,647
  Interest Income           959,591        200,206             --      1,159,797

12.   SUMMARIZED QUARTERLY DATA (UNAUDITED):

Following is a summary of the quarterly results of operation for the years ended December 31, 2001, and 2000:

                                                                                  Fiscal Quarter
                                                First              Second             Third             Fourth              Total
------------------------------------------------------------------------------------------------------------------------------------
2001
  Net sales                                  $12,263,708         $9,148,269         $9,875,681        $10,249,963        $41,537,621
  Net earnings                                 5,289,493          3,259,459          1,494,712          2,200,123         12,243,787
  Basic earnings per share                         $0.44              $0.27              $0.12              $0.18              $1.01
  Diluted earnings per share                       $0.40              $0.24              $0.11              $0.16              $0.92

2000
  Net sales                                  $20,699,519        $23,398,277        $24,740,549        $19,159,123        $87,997,468
  Net earnings                                 9,329,999         10,177,591         10,722,620          8,542,370         38,772,580
  Basic earnings per share                         $0.79              $0.86              $0.90              $0.71              $3.25
  Diluted earnings per share                       $0.71              $0.78              $0.82              $0.65              $2.96

13.   SUBSEQUENT EVENTS

      In January 2002, The Company entered into a multi-year agreement with Fox Broadcasting Company ("Fox") to lease the television network's Saturday morning programming block. Beginning with the September 2002 broadcast year, the Company will provide all programming content for Fox's Saturday morning broadcast block, which airs from 8am to 12pm ET/PT (7am to 11am
      CT). Under the terms of the agreement, the Company will also have the right to retain all revenue from the network advertising sales during the four-hour time period. The agreement has an initial term of four broadcast years, with the Company having the option to extend the term for up to two additional broadcast years. 4Kids will pay a license fee of approximately $25.3 million for each broadcast year during the initial term of the agreement. The agreement provides for 50% of the fee for the first broadcast season to be paid within ten days of the execution of the Agreement, with the balance of the fee for the first broadcast season to be paid in four equal installments in September, December, February and April of the broadcast year. Accordingly, on January 28, 2002, the Company paid $12,625,000, which represents 50% of the first year's fee to Fox. Fees for each subsequent broadcast year are payable 50% in the June preceding the beginning of the broadcast year (which is September) with the balance of the fee for the broadcast year payable in four equal installments in September, December, February and April. Additionally, the Agreement requires the Company to establish a $25,000,000 Letter of Credit for the benefit of Fox, which Letter of Credit may be reduced by the Company as installments of the final year's license fee are paid. The agreement further provides that, at the Company's option, up to $10.3 million of each year's fee may be paid in the Company's common stock. Over the initial four year term of the agreement, the Company will pay Fox aggregate license fees of $101,200,000.

                                     ******