Form 10-Q
period 2002-03-31
4 KIDS ENTERTAINMENT INC
filed 2002-05-15
CIK 58592

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

      For the Quarterly Period Ended March 31, 2002
                                     --------------

                                       OR

      [1] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                             YES X        NO _____

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the close of the latest practicable date.

        Class                           Outstanding at May 14, 2002
----------------------------            ---------------------------

Common Stock, $.01 Par Value                    12,589,658

                            4KIDS ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                                      INDEX

                                                                     PAGE NUMBER

PART I:       FINANCIAL INFORMATION


    Item 1: Financial Statements

    Consolidated Balance Sheets as of                                    1
    March 31, 2002(Unaudited) and December 31, 2001

    Consolidated Statements of Income for the                            2
    Three Months Ended March 31, 2002 and 2001(Unaudited)

    Consolidated Statements of Cash Flows for the                        3
    Three Months Ended March 31, 2002 and 2001(Unaudited)

    Notes to Consolidated Financial                                      4
    Statements (Unaudited)

    Item 2:   Management's Discussion and Analysis                       10
    of Financial Condition and Results of Operations

PART II: OTHER INFORMATION                                               14

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                    MARCH 31,    DECEMBER 31,
                                                                      2002          2001
                                                                  ------------   ------------
ASSETS                                                             (UNAUDITED)
------
CURRENT ASSETS
  Cash and cash equivalents                                       $ 76,460,241   $104,445,499
  Investments                                                       10,892,689      9,154,504
  Accounts receivable - net                                         14,639,532      9,652,554
  Prepaid/refundable income taxes                                    2,860,262      3,584,392
  Prepaid expenses and other current assets                         17,051,147      4,042,835
                                                                  ------------   ------------
       Total current assets                                        121,903,871    130,879,784
                                                                  ------------   ------------

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS -
  Net of accumulated depreciation and amortization
  of $1,606,216 and $1,469,858 in 2002 and 2001, respectively        2,231,982      2,098,758
  ACCOUNTS RECEIVABLE - noncurrent, net                              3,779,298      4,662,130
  INVESTMENT IN EQUITY SECURITIES                                      725,631        725,631
  FILM INVENTORY - noncurrent, net                                   4,575,091      4,182,372
  OTHER ASSETS, NET                                                  1,238,844      1,190,362
                                                                  ------------   ------------
TOTAL ASSETS                                                      $134,454,717   $143,739,037
                                                                  ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
  Due to licensors                                                $  6,350,243   $ 16,911,596
  Media payable                                                      1,146,250      1,588,162
  Accounts payable and accrued expenses                              4,094,453      4,455,011
  Deferred revenue                                                     198,313         96,889
  Deferred income taxes                                              1,497,806      1,497,806
                                                                  ------------   ------------
       Total current liabilities                                    13,287,065     24,549,464

DEFERRED INCOME TAXES - Noncurrent                                     731,447        731,447
                                                                  ------------   ------------
       Total liabilities                                            14,018,512     25,280,911
                                                                  ------------   ------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value - authorized,
    3,000,000 shares; none issued
  Common stock, $.01 par value - authorized, 40,000,000 shares;
    issued, 12,580,658 and 12,546,708 shares in 2002 and 2001          125,807        125,467
  Additional paid-in capital                                        33,689,470     33,265,412
  Retained earnings                                                 86,620,928     85,067,247
                                                                  ------------   ------------
       Total stockholders' equity                                  120,436,205    118,458,126
                                                                  ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $134,454,717   $143,739,037
                                                                  ============   ============

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
                                                          THREE MONTHS ENDED

                                                       MARCH 31,      MARCH 31,
                                                        2002            2001
                                                     -----------     -----------

NET REVENUES                                         $ 6,960,836     $12,263,708

COSTS AND EXPENSES:
  Selling, general and administrative costs            4,468,209       4,091,857
  Amortization of capitalized film costs                 342,598         770,735

                                                     -----------     -----------
         TOTAL COSTS AND EXPENSES                      4,810,807       4,862,592
                                                     -----------     -----------

INCOME FROM OPERATIONS                                 2,150,029       7,401,116

INTEREST INCOME                                          476,652       1,643,377
                                                     -----------     -----------

INCOME BEFORE INCOME
TAX PROVISION                                          2,626,681       9,044,493

INCOME TAX PROVISION                                   1,073,000       3,755,000
                                                     -----------     -----------

NET INCOME                                           $ 1,553,681     $ 5,289,493
                                                     ===========     ===========

PER SHARE AMOUNTS
Basic Earnings per share                             $      0.12     $      0.44
                                                     ===========     ===========

Diluted Earnings per share                           $      0.11     $      0.40
                                                     ===========     ===========

Weighted average common shares
    outstanding - basic                               12,576,340      12,080,493
                                                     ===========     ===========

Weighted average common share
    outstanding - diluted                             13,639,169      13,232,793
                                                     ===========     ===========

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                               THREE            THREE
                                                            MONTHS ENDED     MONTHS ENDED
                                                             MARCH 31,        MARCH 31,
                                                                2002             2001
                                                           -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                $   1,553,681    $   5,289,493
  Adjustments to reconcile net income to net
   cash (used in) provided by operating activities:
    Depreciation and amortization                                136,358          121,589
    Amortization of capitalized film costs                       342,598          396,559

    Changes in operating assets and liabilities:
      Accounts receivable - net                               (4,104,146)       3,280,195
      Film inventory - net                                      (735,317)        (770,273)
      Prepaid/refundable income taxes                            724,130        4,524,131
      Prepaid expenses and other current assets              (13,008,312)        (601,182)
      Other assets                                               (48,482)              --
      Due to licensors                                       (10,561,353)      (5,916,946)
      Media payable                                             (441,912)      (1,380,368)
      Accounts payable and accrued expenses                     (360,558)       1,813,985
      Income taxes payable                                             0         (921,276)
      Deferred revenue                                           101,424       (1,636,183)
                                                           -------------    -------------

     Net cash (used in) provided by operating activities     (26,401,889)       4,199,724
                                                           -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of commercial paper                 9,154,504       27,029,060
  Purchases of commercial paper                              (10,892,689)     (21,183,884)
  Purchases of property and equipment                           (269,582)        (105,830)
                                                           -------------    -------------

     Net cash (used in) provided by investing activities      (2,007,767)       5,739,346
                                                           -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options
    and related tax benefit                                      424,398               --
                                                           -------------    -------------

     Net cash provided by financing activities                   424,398               --
                                                           -------------    -------------


NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS         (27,985,258)       9,939,070

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               104,445,499      117,749,331
                                                           -------------    -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $  76,460,241    $ 127,688,401
                                                           =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
  Income Taxes                                             $          --    $   1,105,033
                                                           =============    =============

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2002

Note 1

BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes as required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in 4Kids Entertainment, Inc.'s (the "Company") Form 10-K for the year ended December 31, 2001.

Note 2

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

For a summary of significant accounting policies reference is made to the Company's report on Form 10-K previously filed for the year ended December 31, 2001.

      New Accounting Pronouncements - In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" (effective July 1,
      2001) and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions initiated after June 30, 2001. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company's adoption of SFAS No. 141 and SFAS No. 142 did not have a significant impact on its results of operations or financial position. In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations".

      SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002.

      The Company will adopt SFAS No. 143 beginning in the first fiscal quarter of fiscal 2003. The Company believes that the adoption of SFAS No. 143 will not have a material impact on its results of operations or financial position. In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The primary objectives of SFAS No. 144 were to develop one accounting model based on the framework established in SFAS No. 121, and to address significant implementation issues. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 in the first fiscal quarter of fiscal 2002. The Company's adoption of SFAS No. 144 did not have a material impact on its results of operations or financial position.

      Reclassifications - Certain amounts have been reclassified in year 2001 to conform to the current year's presentation.

Note 3

COMMITMENTS AND CONTINGENCIES:

A.       LITIGATION:

(i) Imber v. Nintendo, et al. In September 1999, the Company was named as a defendant in a lawsuit filed in the United States District Court for the Southern District of California. Also named as defendants in this lawsuit are Nintendo of America Inc. and Wizards of the Coast, Inc. The lawsuit, purportedly brought on behalf of a class of all persons who purchased a package of Pokemon trading cards, seeks to challenge longstanding practices in the trading card industry, including the practice of randomly inserting premium cards in packages of Pokemon cards.

The lawsuit claims that these practices constitute illegal gambling activity in violation of California and federal law, including the Federal Racketeer Influenced and Corrupt Organization Act, and seeks an award of treble damages. The lawsuit has not specified the amount of damages sought. On April 18, 2000, the United States District Court issued an Order to Show Cause in the lawsuit(and in a number of other lawsuits making similar allegations concerning other types of trading cards) requiring the plaintiffs in all of the cases to show cause why the cases should not be dismissed for lack of standing.

On June 21, 2000, the United States District Court dismissed the RICO claims with prejudice and all other claims without prejudice. Plaintiffs filed a notice of appeal on July 24, 2000 from the District Court's June 21, 2000 dismissal, and the appeal is pending.

(ii) Morrison v. Nintendo, et al. On March 29, 2000, Morrison Entertainment Group, Inc., filed suit in the United States District Court for the Central District of California against Nintendo of America Inc., 4Kids Entertainment, Inc., and Leisure Concepts, Inc. The suit alleges that the Pokemon trademark infringes upon the Plaintiff's "Monster in my Pocket" trademark. The complaint also alleges trademark dilution, unfair competition, and a breach of implied contract. The complaint seeks injunctive relief as well as monetary damages. On August 6, 2001, the United States District Court granted summary judgement dismissing the suit. Plaintiff has filed a notice of appeal from the District Court's dismissal. In the first quarter of 2002 the parties filed their briefs on appeal.

While it is impossible to predict the eventual outcome of the litigation discussed in sub-paragraphs (i) and (ii) above, the Company believes these litigations will not have a material adverse effect on the Company's financial condition and results of operations.

B. KEY MAN CLAUSE - Under the terms of the Company's representation agreements (the "Agreements") with Pokemon USA, Inc. "PUI" (the Pokemon property) and Nintendo of America, Inc. "NOA" (the Nintendo properties), in the event that Mr. Alfred Kahn becomes unavailable due to death, disability, termination or a major change of duties and an acceptable replacement for Mr. Kahn is not found within a specified period of time, or there is a change in control of the Company resulting in a major change of duties for Mr. Kahn, PUI and NOA have the option to terminate their respective agreements. The Company would however, continue to be paid on license agreements in place at the time such options were exercised.

Note 4

FOX LEASE AGREEMENT

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

The agreement has an initial term of four broadcast years, with the Company having the option to extend the term for up to two additional broadcast years. 4Kids will pay a license fee of approximately $25,300,000 for each broadcast year during the initial term of the agreement.

The agreement provides for 50% of the fee for the first broadcast season to be paid within ten days of the execution of the Agreement, with the balance of the fee for the first broadcast season to be paid in four equal installments in September, December, February and April of the broadcast year. Accordingly, on January 28, 2002, the Company paid $12,656,250, representing 50% of the first year's fee, to Fox which is included in "Prepaid expenses and other current assets" on the accompanying balance sheet as of March 31, 2002. Fees for each subsequent broadcast year are payable 50% in the June preceding the beginning of the broadcast year (which is September) with the balance of the fee for the broadcast year payable in four equal installments in September, December, February and April. Additionally, the Agreement requires the Company to establish a $25,000,000 Letter of Credit for the benefit of Fox, which Letter of Credit may be reduced by the Company as installments of the final year's license fee are paid.

The agreement further provides that, at the Company's option, up to $10,300,000 of each year's fee may be paid in the Company's common stock. Over the initial four year term of the agreement, the Company will pay Fox aggregate license fees of $101,200,000.

The Company's ability to recover the cost of its license fees payable to Fox will depend on the popularity of the television programs the Company runs and the general market demand for and pricing of advertising time for Saturday morning children's broadcast television. The popularity of such programs impacts audience levels and the level of the network advertising rates the Company can charge. Additionally, the success of merchandise licensing programs and home video sales based on such television programs is dependent on consumer acceptance of the properties. If the Company is unable to generate sufficient future revenue from advertising sales, home video sales and merchandising licensing at levels to cover the cost of its contractual obligation to Fox Broadcasting, it would record a charge to earnings to reflect a write down in the future value of the Fox license agreement in the period in which the deficiency or factors affecting the recoverability of the license fee payable become known. The Company will be required to make certain assumptions and estimates about future events such as advertising rates and audience viewing levels in evaluating its ability to recover the cost of the Fox license fee. Such estimates and assumptions are subject to market forces and factors beyond the control of the Company and inherently subject to change.

There can be no assurance that the Company will be able to recover the full cost of the Fox license fee and in the event it cannot, the resulting charges to reflect a write down in the future value of the Fox license fee could be significant.

Note 5

DEFERRED REVENUE

Master Toy Licensee - 4Kids Entertainment Licensing, Incorporated, a wholly owned subsidiary of the Company, is the exclusive Merchandise Licensing Agent for the "Pokemon" property outside Asia. The master toy licensee ("Licensee") for the "Pokemon" property and The Pokemon Company LLC, (the assignee of certain rights and obligations of Nintendo of America Inc. with respect to the "Pokemon" property) have entered into a new agreement (the "Agreement") effective January 1, 2001. The Agreement supersedes the original Merchandise License Agreement, dated as of May 14, 1998 as amended in September 1999.

Under the revised terms of the Agreement, the parties have agreed, inter alia, that Licensee will pay a minimum royalty for the period starting January 1, 2001 and ending December 31, 2003. If all of the conditions under the Agreement are met and the full amount of the minimum guaranteed royalties are paid by Licensee, the Company's share would be not less than $7,500,000 over the period of the Agreement. Through March 31, 2002, the Company has recognized $5,000,000 ($2,500,000 in each of fiscal 2001 and 2002)of its share of minimum guaranteed royalties based on annual minimums under the Agreement.

Additionally, Licensee has agreed that any amounts paid by the Licensee under the original Merchandise License Agreement, including the advance paid in April 2000 are non-refundable and non-recoupable against any future royalties. Accordingly, approximately $2,300,000 of deferred revenue at December 31, 2000, related to the original Merchandise License Agreement was recognized as revenue in the quarter ended March 31, 2001.

Note 6

INVESTMENT IN THE POKEMON COMPANY

During the quarter ended September 30, 2001, the Company completed its purchase of a 3% equity interest in the Pokemon Company, a closely held Japanese company, which was organized in 1998 by Nintendo Co. Ltd, Creatures, Inc. and Game Freak, Inc., the creators of Pokemon, to manage and control all rights throughout the world to Pokemon. The Company accounts for this investment on the cost basis and has classified it as "Investment in equity securities", a non-current asset on the accompanying balance sheet.

Note 7

SEGMENT AND RELATED INFORMATION

The Company applies Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures About Segments of an Enterprise and Related Information". The Company has three reportable segments; Licensing, Media Buying, Planning and Television Distribution and Television and Film Production.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company does not have any inter-segment sales or transfers.

The Company's reportable segments are strategic business units which, while managed separately, work together as a vertically integrated entertainment company.

                                                           MEDIA &             TV & FILM
                                  LICENSING           TV DISTRIBUTION          PRODUCTION                TOTAL
                                  ---------           ---------------          ----------                -----
Three Months Ended
March 31,
2002
  Revenues                      $  4,596,879           $    774,228           $  1,589,729           $  6,960,836
  Segment Profit (Loss)            1,414,428                133,322              1,078,931              2,626,681
  Segment Assets                 120,432,894              2,723,165             11,298,658            134,454,717

2001
  Revenues                      $  8,148,147           $    653,921           $  3,461,640           $ 12,263,708
  Segment Profit (Loss)            6,785,636                 65,750              2,193,107              9,044,493
  Segment Assets                 161,391,306              6,232,111              5,769,627            173,393,044

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

The Company receives revenues from a number of sources, principally licensing, media buying and television distribution. Additionally, beginning in September 2002, the Company will begin to recognize revenue from the sale of advertising time related to its lease of the Fox Saturday morning television block more fully described in Note 4 to the Financial Statements. The Company typically derives a substantial portion of its licensing revenues from a small number of properties, which properties usually generate revenues only for a limited period of time. Because the Company's licensing revenues are highly subject to changing fashion in the toy and entertainment business, its licensing revenues from year to year from particular sources are subject to dramatic increases and decreases. It is not possible to precisely anticipate the length of time a project will be commercially successful, if at all. Popularity of properties can vary from months to years. As a result, the Company's revenues and net income may fluctuate significantly between comparable periods. The Company's revenues have historically been primarily derived from the license of toy and game concepts. Thus, a substantial portion of the Company's revenues and net income are subject to the seasonal variations of the toy and game industry. Typically, a majority of toy orders are shipped in the third and fourth calendar quarters. In addition, the Company's media buying subsidiary concentrates its activities on the youth oriented market. As a result, most of its revenue is earned in the fourth quarter when the majority of toy and video game advertising occurs. In the Company's usual experience, its revenues during the second half of the year have generally been greater than during the first half of the year. However, the Company's revenues in the most recent fiscal years were influenced more by popularity trends and movie and home video release dates of "Pokemon" than the historical seasonal trends of toy and game sales. Further, the Company has little control over the timing of guarantee and minimum royalty payments, some of which are made upon the execution and delivery of license agreements.

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

Consolidated net revenues decreased 43% or $5,302,872 to $6,960,836 for the three month period ended March 31, 2002 as compared to the same period in 2001. The decrease in net revenues for the three month period was primarily due to a decrease in Pokemon revenues from domestic merchandise licensing activities of approximately $2,730,000 and Pokemon film revenues of approximately $1,929,000.

Additionally, revenues related to the WCW property decreased by approximately $950,000 from the first quarter of 2001. The Company's representation of WCW terminated in the first quarter of 2001.

Selling, general and administrative expenses increased $376,352 to $4,468,209 compared to $4,091,857 in the first quarter of 2001. The increase is primarily attributable to a bonus accrual of $292,000 recorded in the March 2002 quarter. For the fiscal quarter ended March 31, 2002, the Chairman and CEO of the Company has voluntarily reduced the amount of his bonus compensation by approximately $112,000.

At March 31, 2002, there were $4,575,091 of capitalized film production costs which primarily relate to the production of twenty-six episodes of Cubix, forty-eight episodes of the Yu-Gi-Oh!, 26 episodes of Tama and Friends and 52 episodes of the Ultra man television series. Cubix is a weekly computer animated television series owned in part by the Company which premiered on The Kids' WB television network on August 11, 2001. Kids WB! has ordered 13 additional episodes, bringing the cumulative order to 26 episodes, for broadcast in the upcoming new television season beginning September 2002. Yu-Gi-Oh! premiered on the Kids' WB television network on September 29, 2001. Kids WB! has ordered 20 additional episodes, bringing the cumulative order to 48 episodes, for broadcast in the upcoming television season beginning September 2002. Tama and Friends is a weekly television series broadcast in first run syndication which began in September 2001. Ultra Man is being prepared for broadcast beginning in Septmeber 2002 on the Company's Saturday morning Fox block. At March 31, 2002, the percentage of total unamortized film costs expected to be amortized within the next three years exceeded 80%.

The Company periodically evaluates its anticipated revenue from film production and, consequently, amortization rates may change as a result of such estimates.

Interest income decreased by $1,166,725 to $476,652 for the three month period ended March 31, 2002 as compared to the same period in 2001. This decrease is due to lower invested cash and substantially lower interest rates obtained on the Company's invested cash during 2002 as compared to the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES:

At March 31, 2002, the Company had working capital of $108,616,806 as compared to working capital of $106,330,320 at December 31, 2001, an increase in working capital of $2,286,486. Cash and cash equivalents and investments decreased by $26,247,073 to $87,352,930 from December 31, 2001. The decrease in cash equivalents is primarily due to decreased levels of royalty collections on the Pokemon property and the paydown of royalties collected on behalf of licensors. Accordingly, there is a corresponding decrease in the current liability "Due to Licensors" of $10,561,353. Additionally, in January 2002, the Company paid the first installment of $12,656,250 to Fox Broadcasting for the network lease more fully described in Note 4 to the financial statements. This prepaid fee is reflected in "Prepaid expenses and other current assets" on the accompanying balance sheet at March 31, 2002.

Accounts receivable, net (current and non-current) increased to $18,418,830 at March 31, 2002 from $14,314,684 at December 31, 2001. The increase was primarily due to the Company's share of royalties earned on the Pokemon property during the first quarter of 2002 which have been collected by Pokemon USA, Inc. Such amounts are payable to the Company on May 15, 2002. As described below, beginning in 2002, Pokemon USA, Inc. became the collection agent for all royalties related to the Pokemon property.

Amounts due to licensors, which represents the owners' share of royalties collected at March 31, 2002, decreased by $10,561,353 to $6,350,243 from December 31, 2001. The decrease is primarily due to lower royalties collected during the first quarter of 2002 as compared to the fourth quarter of 2001. Additionally, beginning in 2002, Pokemon USA, Inc., the U.S. subsidiary of The Pokemon Company, became the collection agent for Pokemon royalties. Accordingly, the Company no longer collects and accounts for 100% of royalties on Pokemon in "Cash and cash equivalents" with a corresponding current liability "Due to Licensors" for the licensor's share of such royalties. Beginning in 2002, the Company records its share of Pokemon revenue due from Pokemon USA, Inc as a receivable. This receivable is settled quarterly with a payment from Pokemon USA, Inc.

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

Dated: May 14, 2002

4KIDS ENTERTAINMENT, INC.

By: /s/ Alfred R. Kahn
    ---------------------
Alfred R. Kahn
Chairman of the Board and
Chief Executive Officer

By: /s/ Joseph P. Garrity
    ---------------------
Joseph P. Garrity
Executive Vice President
Chief Financial Officer