Form 10-Q
period 2002-06-30
4 KIDS ENTERTAINMENT INC
filed 2002-08-14
CIK 58592

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the Quarterly Period Ended June 30, 2002
                                                 -------------

                                       OR

             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from            to
                                          ----------    ---------

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

                                 YES |X| NO |_|

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the close of the latest practicable date.

            Class                        Outstanding at August 14, 2002
            -----                        ------------------------------
Common Stock, $.01 Par Value                       12,596,008

                            4KIDS ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                                      INDEX

                                                                    PAGE NUMBER
PART I: FINANCIAL INFORMATION

      Item 1: Financial Statements

      Consolidated Balance Sheets as of                                    1
      June 30, 2002(Unaudited) and December 31, 2001

      Consolidated Statements of Income for the Three and                  2
      Six Months Ended June 30, 2002 and 2001(Unaudited)

      Consolidated Statements of Cash Flows for the                        3
      Six Months Ended June 30, 2002 and 2001(Unaudited)

      Notes to Consolidated Financial                                      4
      Statements (Unaudited)

      Item 2: Management's Discussion and Analysis                        11
      of Financial Condition and Results of Operations

      Item 3: Quantitative and Qualitative Disclosures                    15
      About Market Risk


PART II:  OTHER INFORMATION                                               16

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                      JUNE 30,      DECEMBER 31,
                                                       2002             2001
                                                    ------------    ------------
ASSETS                                              (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents                         $ 71,713,275    $104,445,499
  Investments                                         19,806,158       9,154,504
  Accounts receivable - net                           13,891,449       9,652,554
  Prepaid/refundable income taxes                      2,405,329       3,584,392
  Prepaid expenses and other
    current assets                                    16,051,331       4,042,835
                                                    ------------    ------------
       Total current assets                          123,867,542     130,879,784
                                                    ------------    ------------
FURNITURE, EQUIPMENT AND
  LEASEHOLD IMPROVEMENTS -
  Net of accumulated depreciation
    and amortization of $1,934,864 and
    $1,469,858 in 2002 and 2001,
    respectively                                       2,742,614       2,098,758
ACCOUNTS RECEIVABLE - noncurrent, net                  5,433,524       4,662,130
INVESTMENT IN EQUITY SECURITIES                          725,631         725,631
FILM INVENTORY - noncurrent, net                       4,933,521       4,182,372
OTHER ASSETS, NET                                      1,279,379       1,190,362
                                                    ------------    ------------
TOTAL ASSETS                                        $138,982,211    $143,739,037
                                                    ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Due to licensors                                  $  7,560,851    $ 16,911,596
  Media payable                                        1,079,853       1,588,162
  Accounts payable and accrued expenses                4,801,685       4,455,011
  Deferred revenue                                     1,451,880          96,889
  Deferred income taxes                                1,497,806       1,497,806
                                                    ------------    ------------
       Total current liabilities                      16,392,075      24,549,464

DEFERRED INCOME TAXES - Noncurrent                       731,447         731,447
                                                    ------------    ------------
       Total liabilities                              17,123,522      25,280,911
                                                    ------------    ------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par
    value - authorized,
    3,000,000 shares; none issued
  Common stock, $.01 par value -
    authorized, 40,000,000 shares;
    issued, 12,595,758 and
    12,546,708 shares in
    2002 and 2001                                        125,958         125,467
  Additional paid-in capital                          33,884,471      33,265,412
  Retained earnings                                   87,848,260      85,067,247
                                                    ------------    ------------
       Total stockholders' equity                    121,858,689     118,458,126
                                                    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $138,982,211    $143,739,037
                                                    ============    ============

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                JUNE 30,      JUNE 30,     JUNE 30,      JUNE 30,
                                                  2002          2001         2002          2001
                                              -----------   -----------   -----------   -----------
NET REVENUES                                   $8,178,372    $9,148,269   $15,139,208   $21,411,977
                                              -----------   -----------   -----------   -----------
COSTS AND EXPENSES:
  Selling, general and administrative costs     5,018,038     4,497,406     9,486,247     8,589,262
  Amortization of capitalized film costs        1,516,083       359,484     1,858,681     1,130,220
                                              -----------   -----------   -----------   -----------
    TOTAL COSTS AND EXPENSES                    6,534,121     4,856,890    11,344,928     9,719,482
                                              -----------   -----------   -----------   -----------
INCOME FROM OPERATIONS                          1,644,251     4,291,379     3,794,280    11,692,495

INTEREST INCOME                                   315,081     1,260,080       791,733     2,903,457
                                              -----------   -----------   -----------   -----------
INCOME BEFORE INCOME
TAX PROVISION                                   1,959,332     5,551,459     4,586,013    14,595,952

INCOME TAX PROVISION                              732,000     2,292,000     1,805,000     6,047,000
                                              -----------   -----------   -----------   -----------
NET INCOME                                     $1,227,332    $3,259,459    $2,781,013    $8,548,952
                                              ===========   ===========   ===========   ===========
PER SHARE AMOUNTS
Basic Earnings per share                            $0.10         $0.27         $0.22         $0.71
                                              ===========   ===========   ===========   ===========
Diluted Earnings per share                          $0.09         $0.24         $0.20         $0.64
                                              ===========   ===========   ===========   ===========
Weighted average common shares
    outstanding - basic                        12,590,791    12,104,694    12,583,566    12,092,594
                                              ===========   ===========   ===========   ===========
Weighted average common share
    outstanding - diluted                      13,653,166    13,326,392    13,646,168    13,279,593
                                              ===========   ===========   ===========   ===========

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                        SIX             SIX
                                                    MONTHS ENDED    MONTHS ENDED
                                                      JUNE 30,        JUNE 30,
                                                        2002            2001
                                                    ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                        $  2,781,013    $  8,548,952
  Adjustments to reconcile net
    income to net cash used in
    operating activities:
    Depreciation and amortization                       465,006         257,848
    Amortization of capitalized
      film costs                                      1,858,681       1,130,220

    Changes in operating assets
      and liabilities:
      Accounts receivable - net                      (5,010,289)      5,867,527
      Prepaid/refundable income
        taxes                                         1,179,063       4,524,131
      Prepaid expenses and other
        current assets                              (12,008,496)       (731,379)
      Film inventory - net                           (2,609,830)     (2,203,897)
      Other assets                                      (89,017)       (323,844)
      Due to licensors                               (9,350,745)    (36,267,318)
      Media payable                                    (508,309)     (1,732,111)
      Accounts payable and
        accrued expenses                                346,674      (2,804,632)
      Income taxes payable                                    0        (689,337)
      Deferred revenue                                1,354,991      (2,432,023)
                                                   ------------    ------------
     Net cash used in operating
       activities                                   (21,591,258)    (26,855,863)
                                                   ------------    ------------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Proceeds from maturities of
    commercial paper                                  9,154,504      46,756,096
  Purchases of commercial paper                     (19,806,158)    (26,134,926)
  Purchases of property
    and equipment                                    (1,108,862)       (509,445)
                                                   ------------    ------------
     Net cash (used in) provided
       by investing activities                      (11,760,516)     20,111,725
                                                   ------------    ------------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Proceeds from exercise of
    stock options and related
    tax benefit                                         619,550         627,298
                                                   ------------    ------------
     Net cash provided by
       financing activities                             619,550         627,298
                                                   ------------    ------------
NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                  (32,732,224)     (6,116,840)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                               104,445,499     117,749,331
                                                   ------------    ------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                    $ 71,713,275    $111,632,491
                                                   ============    ============
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
  Income Taxes                                     $         --    $  1,105,033
                                                   ============    ============

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2002

Note 1

BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes as required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in 4Kids Entertainment, Inc.'s (the "Company") annual report Form 10-K for the year ended December 31, 2001.

Note 2

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

For a summary of significant accounting policies, reference is made to the Company's annual report on Form 10-K previously filed for the year ended December 31, 2001.

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

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishment is effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged. The adoption of SFAS 145 is not expected to have a material impact in the financial position or results of operation of the Company.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the impact of SFAS No. 146 on its consolidated financial statements.

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

B. KEY MAN CLAUSE - Under the terms of the Company's representation agreements (the "Agreements") with Pokemon USA, Inc. "PUI" with respect to the Pokemon property and Nintendo of

America Inc. "NOA" with respect to the Nintendo properties, in the event that Mr. Alfred Kahn, Chairman and CEO of the Company, becomes unavailable due to death, disability, termination or a major change of duties and an acceptable replacement for Mr. Kahn is not found within a specified period of time, or there is a change in control of the Company resulting in a major change of duties for Mr. Kahn, PUI and NOA have the option to terminate their respective agreements. The Company would however, continue to be paid on license agreements in place at the time such options were exercised.

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

The agreement has an initial term of four broadcast years, with the Company having the option to extend the term for up to two additional broadcast years. 4Kids will pay a license fee of $25,312,500 for each broadcast year during the initial term of the agreement.

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

The Company's ability to recover the cost of its license fees payable to Fox will depend on the popularity of the television programs the Company runs and the general market demand and pricing of advertising time for Saturday morning children's broadcast television. The popularity of such programs impacts audience levels and the level of the network advertising rates the Company can charge. Additionally, the success of merchandise licensing programs and home video sales based on such television programs is dependent on consumer acceptance of the properties. If the Company is unable to generate sufficient future revenue from advertising sales, home video sales and merchandising licensing at levels to cover the cost of its contractual obligation to Fox Broadcasting, it would record a charge to earnings to reflect a write down in the future value of the Fox license agreement in the period in which the deficiency or factors affecting the recoverability of the license fee payable become known. The Company will be required to make certain assumptions and estimates about future events such as advertising rates and audience viewing levels in evaluating its ability to recover the cost of the Fox license fee. Such estimates and assumptions are subject to market forces and factors beyond the control of the Company and inherently subject to change.

There can be no assurance that the Company will be able to recover the full cost of the Fox license fee and in the event it cannot, the resulting charges to reflect a write down in the future value of the Fox license fee could be significant.

Note 5

DEFERRED REVENUE

Master Toy Licensee - 4Kids Entertainment Licensing, Incorporated, a wholly owned subsidiary of the Company, is the exclusive Merchandise Licensing Agent for the "Pokemon" property outside Asia. The master toy licensee ("Licensee") for the "Pokemon" property and The Pokemon Company LLC (the assignee of certain rights and obligations of Nintendo of America Inc. with respect to the "Pokemon" property) have entered into a new agreement (the "Agreement") effective January 1, 2001.

The Agreement supersedes the original Merchandise License Agreement, dated as of May 14, 1998 as amended in September 1999.

Under the revised terms of the Agreement, the parties have agreed, inter alia, that Licensee will pay a minimum royalty for the period starting January 1, 2001 and ending December 31, 2003. If all of the conditions under the Agreement are met and the full amount of the minimum guaranteed royalties are paid by Licensee, the Company's share would be not less than $7,500,000 over the period of the Agreement. Through March 31, 2002, the Company has recognized $5,000,000 ($2,500,000 in each of fiscal 2001 and 2002) of its share of minimum guaranteed royalties based on annual minimums under the Agreement.

Additionally, Licensee has agreed that any amounts paid by the Licensee under the original Merchandise License Agreement, including the advance paid in April 2000 are non-refundable and non-recoupable against any future royalties. Accordingly, approximately $2,300,000 of deferred revenue at December 31, 2000 relating to the original Merchandise License Agreement was recognized as revenue in the quarter ended March 31, 2001.

The Company has also created a new subsidiary, 4Kids Entertainment Home Video, Inc. ("4KHV"). 4KHV has entered into an agreement with its home video distributor Funimation pursuant to which 4KHV is providing ongoing advertising, marketing and promotional services with respect to home video titles of Company represented properties distributed by Funimation. Funimation has paid the Company an advance against 4KHV's share of the distribution proceeds to be realized by 4KHV from such titles. Such advance has been recorded in the Company's deferred revenue account. As 4KHV earns its share of the distribution proceeds from its distributor Funimation, such deferred revenue will be recognized as revenue.

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

Note 7

SUBSEQUENT EVENT: MUSIC PUBLISHING

In July 2002, the Company granted a right to receive a 50% interest in the Company's net share of the music revenues from currently existing music produced by the Company for its television programs (excluding Pokemon) ("Current Music Assets") to a third party for $3 million which was and received by the Company in July, 2002. Further, the Company agreed to grant a right to receive a 50% interest in the Company's net share of future music revenues from music to be produced by the Company for its television programs (excluding Pokemon)("Future Music Assets") to the same third party for $2 million. In connection with the grant of Future Music Assets, the Company will receive $750,000 in each of June 2003 and 2004 and $500,000 in June 2005.

As a result of the above transactions, the Company will recognize revenue of $3 million for granting the rights to a 50% interest in its Current Music Assets in the quarter ending September 30, 2002. The Company will recognize revenue from granting the rights to a 50% interest in Future Music Assets over the period of time it produces the related music.

Note 8

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

                                                MEDIA &          TV & FILM
                              LICENSING     TV DISTRIBUTION      PRODUCTION           TOTAL
                              ---------     ---------------      ----------           -----
Six Months Ended
June 30,
2002
  Revenues                  $ 10,114,915       $1,419,310       $ 3,604,983       $ 15,139,208
  Segment Profit (Loss)        3,511,798          (42,122)        1,116,337          4,586,013
  Segment Assets             126,072,272        2,566,833        10,343,106        138,982,211

2001
  Revenues                  $ 15,783,545       $1,197,869       $ 4,430,563       $ 21,411,977
  Segment Profit              12,249,520           43,022         2,303,410         14,595,952
  Segment Assets             129,852,420        7,718,582         3,824,166        141,395,168

Three Months Ended
June 30,

2002
  Revenues                  $  5,518,036       $  645,082       $ 2,015,254       $  8,178,372
  Segment Profit (Loss)        2,097,370         (175,444)           37,406          1,959,332
  Segment Assets             126,072,272        2,566,833        10,343,106        138,982,211

2001
  Revenues                  $  7,635,398       $  543,948       $   968,923       $  9,148,269
  Segment Profit (Loss)        5,463,884          (22,728)          110,303          5,551,459
  Segment Assets             129,852,420        7,718,582         3,824,166        141,395,168

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

Three and Six Months Ended June 30, 2002 Compared to the Three and Six Months Ended June 30, 2001

Consolidated net revenues decreased 11% or $969,897 to $8,178,372 for the three month period ended June 30, 2002 as compared to the same period in 2001. Consolidated net revenues for the six month period decreased 30% or $6,272,769 to $15,139,208 as compared to the six month period ended June 30, 2001. The decrease in consolidated net revenues for the three and six month periods was due primarily to decreased merchandise licensing and movie related revenues for the Pokemon property.

Additionally, revenues related to the World Championship Wrestling ("WCW") property decreased by approximately $950,000 from the first quarter of 2001. The Company's representation of the WCW property terminated in the first quarter of 2001. Offsetting a portion of the decreased revenues for the three months and six ended June 30, 2002 were revenues earned on the Yu-Gi-OH! Property for merchandise licensing and television license fees.

In April 2002, Yu-Gi-OH! began running on the Kids WB! television network six days a week, thereby triggering an additional minimum guaranteed royalty obligation generating licensing revenues for the Company. Video games from Konami and a card game from The Upper Deck Company all began shipping into the US market during the quarter ended June 30, 2002, generating marketing fee revenues for the Company from the initial three months of sales.

Selling, general and administrative expenses increased 12% or $520,632 to $5,018,038 and 10% or $896,985 to $9,486,247 for the three and six month periods ended June 30, 2002 when compared to the year ago periods. These increases were primarily attributable to bonus accruals of approximately $292,000 recorded in the first quarter of 2002 and approximately $218,000 recorded in the second quarter of 2002. For the first two fiscal quarters ended June 30, 2002, the Chairman and CEO of the Company has voluntarily reduced the amount of his bonus compensation by approximately $225,000. Additionally, selling general and administrative expenses increased as a result of payroll costs from the Company's expanded operations in advertising sales for selling the commercial time obtained by the Company in leasing the Fox Saturday morning television block.

Amortization of capitalized film cost increased $1,156,599 and $728,461 for the three and six months ended June 30, 2002 when compared to the prior year periods. The increase was primarily attributable to increased amortization of the Cubix, Yu-Gi-OH! and Tama television series. At June 30, 2002, there were $4,933,521 of capitalized film production costs which primarily relate to the production of twenty-six episodes of Cubix, forty-eight episodes of the Yu-Gi-Oh!, 26 episodes of Tama and Friends, 52 episodes of Ultra Man 52 episodes of Kinnikuman- Ultimate Muscle, 52 episodes of Kirby and 52 episodes of the Fighting Foodons television series. Cubix is a computer animated television series owned in part by the Company which premiered on The Kids' WB television network in August 2001. Kids WB! has renewed the series for broadcast during the upcoming 2002-2003 new television season. Yu-Gi-Oh! premiered on the Kids' WB television network in September 2001. Kids WB! has renewed the series for broadcast in the 2002-2003 television season. Tama and Friends is a television series broadcast in first run syndication which began in September 2001.

Ultra Man, Kinnikuman Ultimate Muscle, Kirby and Fighting Foodons are being prepared for broadcast beginning in September 2002 on the Company's Saturday morning Fox network television block. At June 30, 2002, the percentage of total unamortized film costs expected to be amortized within the next three years exceeded 80%.

The Company periodically evaluates its anticipated revenue from film production and, consequently, amortization rates may change as a result of such estimates.

Interest income decreased by $944,999 to $315,081 and $2,111,724 to $791,733 for the three and six month periods ended June 30, 2002 as compared to the same periods in 2001. These decreases are due primarily to substantially lower interest rates obtained on the Company's invested cash during 2002 as compared to the same periods in 2001 and to a reduced amount of invested cash.

LIQUIDITY AND CAPITAL RESOURCES:

At June 30, 2002, the Company had working capital of $107,475,467 as compared to working capital of $106,330,320 at December 31, 2001, an increase in working capital of $1,145,147. Cash and cash equivalents and investments decreased by $22,080,570 to $91,519,433 from December 31, 2001. The decrease in cash equivalents is primarily due to decreased levels of royalty collections on the Pokemon property and the paydown of royalties collected on behalf of licensors. Accordingly, there is a corresponding decrease in the current liability "Due to Licensors" of $9,350,745. Additionally, in January 2002, the Company paid the first installment of $12,656,250 to Fox Broadcasting for the network lease more fully described in Note 4 to the financial statements. This prepaid fee is reflected in "Prepaid expenses and other current assets" on the accompanying balance sheet at June 30, 2002.

Accounts receivable, net (current and non-current) increased to $19,324,973 at June 30, 2002 from $14,314,684 at December 31, 2001. The increase was primarily due to increased royalty income receivable on the Yu-Gi-OH! property.

Amounts due to licensors, which represents the owners' share of royalties collected at June 30, 2002, decreased by $9,350,745 to $7,560,851 from December 31, 2001. Beginning in 2002, Pokemon USA, Inc., the U.S. subsidiary of The Pokemon Company, became the collection agent for Pokemon royalties. Accordingly, the Company no longer collects and accounts for 100% of royalties on Pokemon in "Cash and cash equivalents" with a corresponding current liability "Due to Licensors" for the licensor's share of such royalties. Beginning in 2002, the Company began recording its share of Pokemon revenue due from Pokemon USA, Inc. as a receivable. This receivable is settled quarterly with a payment from Pokemon USA, Inc.

The Company's new license agreement with Fox to program the network's four hour Saturday morning children's block beginning in September 2002, will require the Company to pay an annual fee of $25,312,500. Under the terms of the agreement, on January 28, 2002, the Company paid $12,656,250 which represents 50% of the first year's fee to Fox. Fees for each subsequent broadcast year are payable 50% in the June preceding the beginning of the broadcast year (which begins in September) with the balance of the fee for the broadcast year payable in four equal installments in September, December, February and April. Additionally, the Agreement requires the Company to establish a $25,000,000 Letter of Credit for the benefit of Fox, which Letter of Credit may be reduced by the Company as installments of the final year's license fee are paid. The agreement further provides that, at 4Kids option, up to $10,300,000 of each year's fee may be paid in the Company's common stock. Further, the Company will incur additional costs to program the four hour block and to sell the related network advertising time. These costs will include direct programming costs to acquire, adapt and deliver programming for broadcast during the weekly four hour block as well as additional indirect costs of advertising sales, promotion and administration.

The Company's contractual cash obligations for leases and the Fox license agreement are as follows (in thousands):

        Year ending                         Fox
        December 31,            Leases     License      Total
                                -------    --------    --------
   July 1 - Dec. 31, 2002       $  597     $ 6,328     $ 6,925
            2003                 1,225      25,312      26,537
            2004                 1,402      25,312      26,714
            2005                 1,522      25,312      26,834
            2006                 1,557       6,328       7,885
    2007 and thereafter          3,468          --       3,468
                                -------    --------    --------
           Total                $9,771     $88,592     $98,363
                                =======    ========    ========

The Company has allocated significant resources to the acquisition, programming and marketing of the Fox Box. The Company's ability to recover these resources will be dependant on successful delivery and audience acceptance of the programming and on the success of merchandise licensing programs and home video sales based on such television programs. The launch of the Fox Box is on schedule and the Company has experienced better than expected upfront orders for the advertising time available during the four hour block. If the trend continues for the orders for advertising time, the Company believes it will cover the lease fee to Fox Broadcasting with the advertising sales generated during the four hour Fox Box. However, the Company's ability to retain the full value of the advertising time sold will be dependent on the audience ratings delivered by the programs in the Fox Box. There can no assurance that the demand for advertising time will continue or that the programs will achieve the minimum rating performance necessary to retain the full value of the advertising time sold.

      The Company anticipates it will be able to meet its payment obligations under the license agreement and will be able to finance its business as currently conducted from its working capital. Accordingly, in March 2001, it terminated its $5,000,000 credit facility with JPMorgan Chase Bank. However, as the Company explores new and expanded opportunities in the children's entertainment market, it may seek additional financing alternatives.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS:

Not Applicable

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

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on May 23, 2002. The matters voted upon, including the number or votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter were as follows:

Proposal 1: All five of management's nominees for directors as listed in the proxy statement were elected with the number of votes cast for each nominee as follows:

                          Shares Voted       Shares Voted          Shares         Broker Non-Votes       Votes
                              "FOR"           "AGAINST"         "ABSTAINING"                            Withheld
Joel I. Cohen               9,957,718                                                                    37,825
Jay Emmett                  9,957,718                                                                    37,825
Joseph P. Garrity           9,957,718                                                                    37,825
Steven M. Grossman          9,957,718                                                                    37,825
Alfred R. Kahn              9,957,718                                                                    37,825

Proposal 2: The proposal to appoint Deloitte & Touche LLP as independent auditors to examine the Company's financial statements for the fiscal year ending December 31, 2002, was ratified by the following vote:

Shares Voted       Shares Voted           Shares           Broker        Votes
   "FOR"            "AGAINST"          "ABSTAINING"      Non-Votes      Withheld

 9,931,075            58,830               5,638

Proposal 3: The proposal to approve the 4Kids Entertainment, Inc. 2002 Stock Option Plan, which authorizes the issuance of options to purchase up to 600,000 shares of the Company's common stock, was ratified by the following vote:

Shares Voted       Shares Voted           Shares           Broker        Votes
   "FOR"            "AGAINST"          "ABSTAINING"      Non-Votes      Withheld

 8,707,708           582,992              704,843

Item 6. Exhibits and Reports on Form 8-K

      a.    Exhibits

            99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      b.    Reports on Form 8-K

            None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2002

4KIDS ENTERTAINMENT, INC.

By: /s/ Alfred R. Kahn
    -------------------------
Alfred R. Kahn
Chairman of the Board and
Chief Executive Officer

By: /s/ Joseph P. Garrity
    -------------------------
Joseph P. Garrity
Executive Vice President
Chief Financial Officer