Form 10-Q
period 2002-09-30
4 KIDS ENTERTAINMENT INC
filed 2002-11-14
CIK 58592

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the Quarterly Period Ended September 30, 2002
                                     ------------------

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to ________________

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

                                    YES X          NO ___

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the close of the latest practicable date.

        Class                                Outstanding at November 14, 2002
----------------------------                 --------------------------------
Common Stock, $.01 Par Value                          12,612,508

                            4KIDS ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                                      INDEX

                                                                     PAGE NUMBER
PART I:       FINANCIAL INFORMATION

    Item 1:   Financial Statements

    Consolidated Balance Sheets as of                                        1
    September 30, 2002(Unaudited) and December 31, 2001

    Consolidated Statements of Income for the Three and                      2
    Nine Months Ended September 30, 2002 and 2001(Unaudited)

    Consolidated Statements of Cash Flows for the                            3
    Nine Months Ended September 30, 2002 and 2001(Unaudited)

    Notes to Consolidated Financial                                          4
    Statements (Unaudited)

    Item 2:   Management's Discussion and Analysis                          11
    of Financial Condition and Results of Operations

    Item 3:   Quantitative and Qualitative Disclosures                      16
    About Market Risk

    Item 4:    Controls and Procedures                                      16

PART II:  OTHER INFORMATION                                                 17

    Item 6:    Exhibits and Reports on Form 8-K                             17

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                SEPTEMBER 30,          DECEMBER 31,
                                                                                    2002                   2001
                                                                                -------------          ------------
ASSETS                                                                           (UNAUDITED)
------
CURRENT ASSETS
 Cash and cash equivalents                                                      $ 78,720,434           $104,445,499
 Investments                                                                       8,913,469              9,154,504
 Accounts receivable - net                                                        19,978,485              9,652,554
 Prepaid/refundable income taxes                                                          --              3,584,392
 Prepaid expenses and other current assets                                        21,137,768              4,042,835
                                                                                ------------           ------------
  Total current assets                                                           128,750,156            130,879,784
                                                                                ------------           ------------

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS -
 Net of accumulated depreciation and amortization
 of $1,835,129 and $1,469,858 in 2002 and 2001, respectively                       3,650,934              2,098,758
ACCOUNTS RECEIVABLE - noncurrent, net                                              5,460,735              4,662,130
INVESTMENT IN EQUITY SECURITIES                                                      725,631                725,631
FILM INVENTORY - noncurrent, net                                                   6,437,684              4,182,372
OTHER ASSETS, NET                                                                  1,366,129              1,190,362
                                                                                ------------           ------------
TOTAL ASSETS                                                                    $146,391,269           $143,739,037
                                                                                ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
 Due to licensors                                                               $  7,862,349           $ 16,911,596
 Media payable                                                                     1,880,335              1,588,162
 Accounts payable and accrued expenses                                             5,044,070              4,455,011
 Income taxes payable                                                                679,980                   --
 Deferred revenue                                                                  4,252,138                 96,889
 Deferred income taxes                                                             1,497,806              1,497,806
                                                                                ------------           ------------
  Total current liabilities                                                       21,216,678             24,549,464

DEFERRED RENT AND OTHER LONG-TERM LIABILITY                                          424,131                     --
DEFERRED INCOME TAXES - Noncurrent                                                   731,447                731,447
                                                                                ------------           ------------
  Total liabilities                                                               22,372,256             25,280,911
                                                                                ------------           ------------

STOCKHOLDERS' EQUITY
 Preferred stock, $.01 par value - authorized,
  3,000,000 shares; none issued                                                           --                     --
 Common stock, $.01 par value - authorized, 40,000,000 shares;
 issued, 12,610,008 and 12,546,708 shares in 2002 and 2001                           126,100                125,467
Additional paid-in capital                                                        34,081,417             33,265,412
Retained earnings                                                                 89,811,496             85,067,247
                                                                                ------------           ------------
  Total stockholders' equity                                                     124,019,013            118,458,126
                                                                                ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $146,391,269           $143,739,037
                                                                                ============           ============

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                   SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                       2002               2001              2002             2001
                                                   -------------     -------------     -------------     -------------
NET REVENUES                                        $12,099,483       $ 9,875,681       $27,238,691       $31,287,658
                                                    -----------       -----------       -----------       -----------
COSTS AND EXPENSES:
 Selling, general and administrative costs            6,841,632         8,155,909        16,327,879        17,444,661
 Amortization of capitalized film costs and
  Fox broascast fee                                   2,246,571           268,726         4,105,252           699,456
                                                    -----------       -----------       -----------       -----------
 TOTAL COSTS AND EXPENSES                             9,088,203         8,424,635        20,433,131        18,144,117
                                                    -----------       -----------       -----------       -----------

INCOME FROM OPERATIONS                                3,011,280         1,451,046         6,805,560        13,143,541

INTEREST INCOME                                         387,956           992,666         1,179,689         3,896,123
                                                    -----------       -----------       -----------       -----------

INCOME BEFORE INCOME

TAX PROVISION                                         3,399,236         2,443,712         7,985,249        17,039,664

INCOME TAX PROVISION                                  1,436,000           949,000         3,241,000         6,996,000
                                                    -----------       -----------       -----------       -----------

NET INCOME                                          $ 1,963,236       $ 1,494,712       $ 4,744,249       $10,043,664
                                                    ===========       ===========       ===========       ===========

PER SHARE AMOUNTS
Basic Earnings per share                                  $0.16             $0.12             $0.38             $0.83
                                                    ===========       ===========       ===========       ===========

Diluted Earnings per share                                $0.14             $0.11             $0.35             $0.75
                                                    ===========       ===========       ===========       ===========

Weighted average common shares
 outstanding - basic                                 12,597,355        12,161,371        12,588,162        12,115,519
                                                    ===========       ===========       ===========       ===========

Weighted average common share
 outstanding - diluted                               13,678,026        13,468,957        13,656,787        13,342,714
                                                    ===========       ===========       ===========       ===========

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                           NINE MONTHS              NINE MONTHS
                                                                               ENDED                    ENDED
                                                                           SEPTEMBER 30,            SEPTEMBER 30,
                                                                               2002                     2001
                                                                           -------------            -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $   4,744,249            $  10,043,664
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                                                 721,929                  447,100
   Amortization of capitalized film costs and Fox broadcast fee                4,105,252                  699,456

   Changes in operating assets and liabilities:
    Accounts receivable - net                                                (11,124,536)               3,262,592
    Prepaid/refundable income taxes                                            3,584,392                4,524,131
    Prepaid expenses and other current assets                                (18,487,794)                  19,543
    Film inventory - net                                                      (4,967,703)              (4,894,843)
    Other assets                                                                (175,767)                (322,819)
    Due to licensors                                                          (9,049,247)             (37,284,901)
    Media payable                                                                292,173               (1,955,645)
    Accounts payable and accrued expenses                                        589,059                 (367,000)
    Income taxes payable                                                         679,980                   (3,210)
    Tax benefit on exercise of stock options                                     291,728                  862,000
    Deferred revenue                                                           4,155,249               (2,208,421)
    Deferred rent and other long-term liability                                  424,131                     --
                                                                           -------------            -------------

   Net cash used in operating activities                                     (24,216,905)             (27,178,353)
                                                                           -------------            -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities of commercial paper                                 20,047,193               57,146,327
 Purchases of commercial paper                                               (19,806,158)             (40,240,903)
 Investment in The Pokemon Company                                                  --                   (725,631)
 Purchases of property and equipment                                          (2,274,105)              (1,063,842)
                                                                           -------------            -------------

    Net cash (used in) provided by investing activities                       (2,033,070)              15,115,951
                                                                           -------------            -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options                                      524,910                  360,309
                                                                           -------------            -------------

    Net cash provided by financing activities                                    524,910                  360,309
                                                                           -------------            -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (25,725,065)             (11,702,093)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               104,445,499              117,749,331
                                                                           -------------            -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $  78,720,434            $ 106,047,238
                                                                           =============            =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:

 Income Taxes                                                              $     134,255            $   1,105,033
                                                                           =============            =============

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2002

Note 1

BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes as required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in 4Kids Entertainment, Inc.'s (the "Company") annual report Form 10-K for the year ended December 31, 2001.

Note 2

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

For a summary of significant accounting policies, reference is made to the Company's annual report on Form 10-K previously filed for the year ended December 31, 2001.

      New Accounting Pronouncements - In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishment is effective for fiscal years beginning after May 15, 2002. The Company's adoption of SFAS 145 beginning in the first quarter of fiscal 2003 is not expected to have an impact on its results of operations or financial position.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material impact in the financial position or results of operation of the Company.

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

On August 20, 2002 the United States Court of Appeals for the Ninth Circuit affirmed the United States District Court's dismissal of the RICO claims with prejudice, and all other state law claims without prejudice.

(ii) Morrison v. Nintendo, et al. On March 29, 2000, Morrison Entertainment Group, Inc., filed suit in the United States District Court for the Central District of California against Nintendo of America Inc., 4Kids Entertainment, Inc., and Leisure Concepts, Inc. The suit alleges that the Pokemon trademark infringes upon the Plaintiff's "Monster in my Pocket" trademark. The complaint also alleges trademark dilution, unfair competition, and a breach of implied contract. The complaint seeks injunctive relief as well as monetary damages. On August 6, 2001, the United States District Court granted summary judgement dismissing the suit. Plaintiff has filed a notice of appeal from the District Court's dismissal. In the first quarter of 2002 the parties filed their briefs on appeal, which is still pending.

While it is impossible to predict the eventual outcome of the litigation discussed in sub-paragraphs (i) and (ii) above, the Company believes these litigations will not have a material adverse effect on the Company's financial condition and results of operation.

B. KEY MAN CLAUSE - Under the terms of the Company's representation agreements (the "Agreements") with Pokemon USA, Inc. ("PUI") with respect to the Pokemon property, and Nintendo of America Inc. ("NOA") with respect to the Nintendo properties, in the event that Mr. Alfred Kahn, Chairman and CEO of the Company, becomes unavailable due to death, disability, termination or a major change of duties and an acceptable replacement for Mr. Kahn is not found within a specified period of time, or there is a change in control of the Company resulting in a major change of duties for Mr. Kahn, PUI and NOA have the option to terminate their respective agreements. The Company would however, continue to be paid on license agreements with third parties in place at the time such options were exercised.

C. CONTRACTUAL ARRANGEMENTS - During the normal course of business, the Company may enter into various agreements with third-parties to license, acquire, distribute, broadcast, develop and/or promote properties. The terms of these agreements will vary based on the services and/or properties included within the agreement, as well as, geographic restrictions, duration, property and exploitation rights, and various other terms. The effect of these agreements could be material to the Company's financial condition and results of operations.

Note 4

FOX LEASE AGREEMENT

In January 2002, the Company entered into a multi-year agreement with Fox Broadcasting Company ("Fox") to lease the television network's Saturday morning programming block. Beginning with the

September 2002 broadcast year, the Company will provide all programming content for Fox's Saturday morning broadcast block, which airs from 8am to 12pm ET/PT (7am to 11am CT). Under the terms of the agreement, the Company will also have the right to retain all revenue from network advertising sales during the four-hour time period. In June 2002, the Company created a new subsidiary, 4Kids Ad Sales, Inc. ("4KAS"). 4KAS was established to account for the revenue and costs associated with the Fox programming block.

The agreement has an initial term of four broadcast years, with the Company having the option to extend the term for up to two additional broadcast years. 4Kids will pay a fee of $25,312,500 for each broadcast year during the initial term of the agreement.

The agreement provides for 50% of the fee for the first broadcast season to be paid within ten days of the execution of the Agreement, with the balance of the fee for the first broadcast season to be paid in four equal installments in the following September, December, February and April of the broadcast year.

The cost of the Saturday morning program block has been and will be capitalized and amortized over the broadcast season based on estimated advertising revenue earned. The Company paid Fox $15,820,313, representing a portion of the first year fee. The remaining unamortized portion of the first year's fee to Fox of $14,427,452 is included in "Prepaid expenses and other current assets" on the accompanying balance sheet as of September 30, 2002. Fees for each subsequent broadcast year are payable 50% in the June preceding the beginning of the broadcast year (which is September) with the balance of the fee for the broadcast year payable in four equal installments in the following September, December, February and April. Additionally, the agreement will require the Company to establish a $25,000,000 letter of credit for the benefit of Fox, which letter of credit may be reduced by the Company as installments of the final year's fee are paid. As of September 30, 2002, the Company is in the process of, but has not yet executed the required letter of credit. Upon the execution of the letter of credit, the Company will secure the amount of such letter of credit against its cash balances and will appropriately disclose these amounts as restricted cash in its financial statements.

The agreement further provides that, at the Company's option, up to $10,300,000 of each year's fee may be paid in the Company's common stock. Over the initial four year term of the agreement, the Company will pay Fox an aggregate fee of $101,250,000.

The Company's ability to recover the cost of its fees payable to Fox will depend on the popularity of the television programs the Company runs and the general market demand and pricing of advertising time for Saturday morning children's broadcast television. The popularity of such programs impacts audience levels and the level of the network advertising rates the Company can charge. Additionally, the success of merchandise licensing programs and home video sales based on such television programs is dependent on consumer acceptance of the properties. If the Company is unable to generate sufficient future revenue from advertising sales, home video sales and merchandising licensing at levels to cover the cost of its contractual obligation to Fox, it would record a charge to earnings to reflect an expected loss on the Fox agreement in the period in which the deficiency or factors affecting the recoverability of the fee payable become known. The Company will be required to make certain assumptions and estimates about future events such as advertising rates and audience viewing levels in evaluating its ability to recover the cost of the Fox fee. Such estimates and assumptions are subject to market forces and factors beyond the control of the Company and inherently subject to change.

There can be no assurance that the Company will be able to recover the full cost of the Fox fee and in the event it cannot, it would record the resulting charge to earnings to reflect an expected loss on the Fox fee which could be significant.

Note 5

DEFERRED REVENUE

Music Publishing - In July 2002, the Company created a new subsidiary, 4Kids Entertainment Music, Inc. ("4KM"). Also in July 2002, 4KM granted a right to receive a 50% interest in the Company's net share of the music revenues from currently existing music produced by the Company for its television programs (excluding Pokemon)("Current Music Assets") to an unaffiliated third party in an arms length transaction for $3 million which was received by the Company in July 2002. Further, the Company agreed to grant a right to receive a 50% interest in the Company's net share of music revenues from future music to be produced by the Company for its television programs (excluding Pokemon) (" Future Music Assets") to the same third party for $2 million. In connection with the grant of Future Music Assets, the Company will receive $750,000 in each of June 2003 and 2004 and $500,000 in June 2005.


The Company initially expected to recognize revenue of $3 million for granting the rights to a 50% interest in its Current Music Assets in the quarter ended September 30, 2002 and to recognize revenue from granting the rights to a 50% interest in Future Music Assets over the period of time during which it produces the related music. Given the evolving literature regarding revenue recognition, including the modifications to Emerging Issues Task Force 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables", in October 2002, the Company has determined that it will defer all amounts received or to be received under the contract. Therefore, the Company will recognize revenue as the Current Music Assets and Future Music Assets generate revenue over the contract term. Notwithstanding the foregoing, when the

Company delivers all of the Future Music Assets required under the contract, any portion of the $5 million that remains deferred and has not been recognized as of the date all required Future Music Assets have been delivered will be recognized as revenue. Pursuant to the above, the Company recognized revenue of $114,829 for the quarter ended September 30, 2002.

Master Toy Licensee - 4Kids Entertainment Licensing, Incorporated, a wholly-owned subsidiary of the Company, is the exclusive Merchandise Licensing Agent for the "Pokemon" property outside Asia. The master toy licensee ("Licensee") for the "Pokemon" property and The Pokemon Company LLC (the assignee of certain rights and obligations of Nintendo of America Inc. with respect to the "Pokemon" property) have entered into a new agreement (the "Agreement") effective January 1, 2001.

The Agreement supersedes the original Merchandise License Agreement, dated as of May 14, 1998 and amended in September 1999.

Under the revised terms of the Agreement, the parties have agreed, inter alia, that Licensee will pay a minimum royalty for the period starting January 1, 2001 and ending December 31, 2003. If all of the conditions under the Agreement are met and the full amount of the minimum guaranteed royalties are paid by Licensee, the Company's share would be not less than $7,500,000 over the period of the Agreement. Through September 30, 2002, the Company has recognized $5,000,000 ($2,500,000 in each of fiscal 2001 and 2002) of its share of minimum guaranteed royalties based on annual minimums under the Agreement.

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

In May 2002, the Company created a new subsidiary, 4Kids Entertainment Home Video, Inc. ("4KHV"). 4KHV has entered into an agreement with its home video distributor, Funimation Productions, Ltd ("Funimation"), pursuant to which 4KHV is providing ongoing advertising, marketing and promotional services with respect to certain home video titles, the rights to which are owned or controlled by the Company and which are distributed by Funimation. Funimation has paid the Company an advance against 4KHV's share of the service fee proceeds to be realized by 4KHV from such titles. Such advance has been recorded in the Company's deferred revenue account and will be recognized as the service fees are earned through the sales of home videos by Funimation.

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

Note 7

SEGMENT AND RELATED INFORMATION

The Company applies Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures About Segments of an Enterprise and Related Information". The Company has three reportable segments; (i) Licensing, (ii) Advertising Media and Broadcast, and (iii) Television and Film Production/Distribution. The Company's reportable segments are strategic business units which, while managed separately, work together as a vertically integrated entertainment company.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company does not have any inter-segment sales.

The Company periodically reviews its operating segments, and as such, evaluates the relevance and appropriateness of each of its reportable segments. During the quarter ended September 30, 2002, management reviewed the Company's operating segments, as they relate to current operations and in accordance with the Company's internal management structure. In response to this evaluation, the Company has revised its operating segments to reflect a more appropriate measure of evaluating the operating performance of its reportable segments. These revisions have been reflected in the current quarter's disclosure, with all previously reported amounts reclassified to conform to the current presentation.

                                                         ADVERTISING          TV & FILM
                                                           MEDIA &           PRODUCTION/
                                      LICENSING           BROADCAST          DISTRIBUTION           TOTAL
                                      ---------          -----------         ------------           -----
Nine Months Ended
September 30,
2002
  Revenues                          $ 17,554,696         $ 3,011,413         $ 6,672,582        $ 27,238,691
  Interest Income                      1,149,018              30,671                   -           1,179,689
  Segment Profit (Loss)                8,799,111          (3,127,270)          2,313,408           7,985,249
  Segment Assets                     110,940,160          19,229,554          16,221,555         146,391,269

2001
  Revenues                          $ 22,673,693         $ 1,528,656         $ 7,085,309        $ 31,287,658
  Interest Income                      3,747,026             149,097                   -           3,896,123
  Segment Profit (Loss)               15,415,647            (666,184)          2,290,201          17,039,664
  Segment Assets                     130,299,867           8,226,529           7,064,739         145,591,135

Three Months Ended
September 30,

2002
  Revenues                          $  7,439,781         $ 1,997,103         $ 2,662,599        $ 12,099,483
  Interest Income                        381,188               6,768                   -             387,956
  Segment Profit (Loss)                4,580,679          (2,356,270)          1,174,827           3,399,236
  Segment Assets                     110,940,160          19,229,554          16,221,555         146,391,269

2001
  Revenues                          $  6,890,148         $   510,787         $ 2,474,746        $  9,875,681
  Interest Income                        941,598              51,068                   -             992,666
  Segment Profit (Loss)                2,479,946            (219,976)            183,742           2,443,712
  Segment Assets                     130,299,867           8,226,529           7,064,739         145,591,135

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

The Company receives revenues from a number of sources, principally licensing, advertising, media buying and television distribution. Additionally, beginning in September 2002, the Company began to recognize revenue from the sale of advertising time related to its lease of the Fox Saturday morning television block more fully described in Note 4 to the Financial Statements. The Company typically derives a substantial portion of its licensing revenues from a small number of properties, which properties usually generate revenues only for a limited period of time. Because the Company's licensing revenues are highly subject to the changing fashion in the toy and entertainment business, its licensing revenues from year to year from particular sources are subject to dramatic increases and decreases. It is not possible to precisely anticipate the length of time a project will be commercially successful, if at all. Popularity of properties can vary from months to years. As a result, the Company's revenues and net income may fluctuate significantly between comparable periods. The Company's revenues have historically been primarily derived from the license of toy and game concepts. Thus, a substantial portion of the Company's revenues and net income are subject to the seasonal variations of the toy and game industry. Typically, a majority of toy orders are shipped in the third and fourth calendar quarters. In addition, the Company's media buying and advertising sales subsidiaries provides services primarily to toy and video game companies. As a result, most of its revenue is earned in the fourth quarter when the majority of toy and video game advertising occurs. In the Company's usual experience, its revenues during the second half of the year have generally been greater than during the first half of the year. However, the Company's revenues in the most recent fiscal years were influenced more by popularity trends and movie and home video release dates of "Pokemon" and "Yu-Gi-Oh!" than the historical seasonal trends of toy and game sales. Further, guarantee and minimum royalty payments may occur throughout the year, some of which are made upon the execution and delivery of license agreements.

Three and Nine Months Ended September 30, 2002 Compared to the Three and Nine Months Ended September 30, 2001

Consolidated net revenues increased 23% or $2,223,802 to $12,099,483 for the three month period ended September 30, 2002 as compared to the same period in 2001. Consolidated net revenues for the nine month period decreased 13% or $4,048,967 to $27,238,691 as compared to the nine month period ended September 30, 2001. The increase in consolidated net revenues for the three month period was due primarily to increased revenue for the "Yu-Gi-Oh" property for merchandise licensing and television license fees, and the advertising revenue associated with the Fox programming block. In April 2002, Yu-Gi-OH! began running on the Kids WB! television network six days a week, thereby triggering an additional minimum guaranteed royalty obligation generating licensing revenues for the Company. Video games from Konami and a card game from The Upper Deck Company all began shipping into the US market during the nine months ended September 30, 2002, generating marketing fee revenues for the Company. The decrease in consolidated net revenue for the nine month period was due to decreased merchandise licensing and movie related revenues for the Pokemon property.

Selling, general and administrative expenses decreased 16% or $1,314,277 to $6,841,632 and 6% or $1,116,782 to $16,327,879 for the three and nine month periods ended September 30, 2002, respectively, as compared to the comparables of the prior year periods. These decreases were primarily attributable to reduced marketing and promotion costs of approximately $2,200,000, associated with two properties introduced during 2001. These reductions in costs were partially offset by increased selling, general and administrative expenses associated with the Company's expanded operations in leasing and operating the Fox Saturday morning television block.

Amortization of capitalized film costs and the Fox broadcast fee increased $1,977,845 and $3,405,796 for the three and nine months ended September 30, 2002, respectively, when compared to the prior year periods. The increase was primarily attributable to the initial period of amortization of the costs for the Fox Saturday morning television block, as well as, increased amortization of the Cubix, Yu-Gi-OH! and Tama television series. At September 30, 2002, there were $6,437,684 of unamortized capitalized film production costs which primarily relate to the production of 26 episodes of Cubix, 100 episodes of the Yu-Gi-Oh!, 26 episodes of Tama and Friends, 52 episodes of Ultraman, 52 episodes of Kinnikuman-Ultimate Muscle, 52 episodes of Kirby and 26 episodes of the Fighting Foodons television series. Cubix is a computer animated television series owned in part by the Company which premiered on The Kids' WB television network in August 2001. Kids WB! has renewed the series for broadcast during the upcoming 2003-2004 television season. Yu-Gi-Oh! premiered on the Kids' WB television network in September 2001. Kids WB! has renewed the series for broadcast in the 2003-2004 television season. Tama and Friends is a television series broadcast in first run syndication which began in September 2001.

Ultraman, Kinnikuman-Ultimate Muscle, Kirby and Fighting Foodons began broadcasting in September 2002 on the Company's Saturday morning Fox network television block. At September 30, 2002, the percentage of total unamortized film costs expected to be amortized within the next three years exceeded 80%.

Additionally, at September 30, 2002, there were $14,457,452 of unamortized Fox Saturday morning television block fees. The cost of this television block has been and will be capitalized and amortized over the broadcast season based on estimated advertising revenue earned. All unamortized costs of the Fox Saturday morning television block will be completely amortized by the end of each broadcast season.

The Company periodically evaluates its anticipated revenue from film production and estimated advertising sales associated with the Fox Saturday morning broadcast block. Consequently, amortization rates may change as a result of such estimates.

Interest income decreased by $604,710 to $387,956 and $2,716,434 to $1,179,689
for the three and nine month periods ended September 30, 2002, respectively, as compared to the same periods in 2001. These decreases are due primarily to substantially lower interest rates obtained on the Company's invested cash during 2002 as compared to the same periods in 2001 and to a reduced amount of invested cash.

The Company's effective income tax rate was 42% and 41% for the three and nine months ended September 30, 2002, respectively, as compared to 39% and 41% for the three and nine months, respectively, of the prior year. The differences in effective rates are caused primarily by the fluctuating income levels of the Company's wholly-owned foreign subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, the Company had working capital of $107,533,478 as compared to working capital of $106,330,320 at December 31, 2001, an increase in working capital of $1,203,158. Cash and cash equivalents and investments decreased by $25,725,065 to $78,720,434 from December 31, 2001. The decrease in cash equivalents is primarily due to decreased levels of royalty collections on the Pokemon property and the paydown of royalties collected on behalf of licensors. Accordingly, there is a corresponding decrease in the current liability "Due to Licensors" of $9,049,247. Additionally, in January through September 2002, the Company paid installments totaling 15,820,313 to Fox Broadcasting for the network block more fully described in Note 4 to the financial statements. This prepaid fee is shown net of amortization of $1,392,861 and is reflected in "Prepaid expenses and other current assets" on the accompanying balance sheet at September 30, 2002.

Accounts receivable, net (current and non-current) increased to $25,439,220 at September 30, 2002 from $14,314,684 at December 31, 2001. The increase was primarily due to increased royalty and marketing fee income receivable on the Yu-Gi-OH! property and advertising revenue associated with the Fox Saturday morning children's block.

Amounts due to licensors, which represents the owners' share of royalties collected at September 30, 2002, decreased by $9,049,247 to $7,862,349 from December 31, 2001. Beginning in 2002, Pokemon USA, Inc., the U.S. subsidiary of The Pokemon Company, became the collection agent for Pokemon royalties. Accordingly, the Company no longer collects and accounts for 100% of royalties on Pokemon on its balance sheet. Beginning in 2002, the Company began recording its share of Pokemon revenue due from Pokemon USA, Inc. as a receivable. This receivable is settled quarterly with a payment to the Company from Pokemon USA, Inc.

The Company's new agreement with Fox to program the network's four hour Saturday morning children's block beginning in September 2002, will require the Company to pay an annual fee of $25,312,500. Under the terms of the agreement, as of September 30, 2002, the Company paid $15,820,313, which represents approximately 63% of the first broadcast year (which begins in September) fee to Fox. The remaining unamortized portion of the first year's fee to Fox of $14,427,252 is included in "Prepaid expenses and other current assets" on the accompanying balance sheet as of September 30, 2002. Fees for each subsequent broadcast year are payable 50% in the June preceding the beginning of the broadcast year with the balance of the fee for the broadcast year payable in four equal installments in the following September, December, February and April. Additionally, the Agreement will require the Company to establish a $25,000,000 letter of credit for the benefit of Fox, which letter of credit may be reduced by the Company as installments of the final year's fee are paid. As of September 30, 2002, the Company is in the process of, but has not yet executed the required letter of credit. Upon the execution of the letter of credit, the Company will secure the amount of such letter of credit against its cash balances, and will appropriately disclose these amounts as restricted cash in its financial statements.

The agreement further provides that, at 4Kids' option, up to $10,300,000 of each year's fee may be paid in the Company's common stock. Further, the Company will incur additional costs to program the Fox Saturday morning four hour television block and to sell the related network advertising time. These costs will include direct programming costs to acquire, adapt and deliver programming for broadcast during the weekly four hour block as well as additional indirect costs of advertising sales, promotion and administration.

The Company's contractual cash obligations for leases and the Fox agreement are as follows (in thousands):

           Year ending                            Fox
           December 31,               Leases      Fee      Total
                                     --------   --------  -------
      Oct. 1 - Dec. 31, 2002           $  299   $ 3,164   $ 3,463
               2003                     1,206    25,312    26,518
               2004                     1,402    25,312    26,714
               2005                     1,522    25,312    26,834
               2006                     1,557     6,328     7,885
       2007 and thereafter              3,468        --     3,468
                                       ------   -------   -------
              Total                    $9,454   $85,428   $94,882
                                       ======   =======   =======

The Company has allocated significant resources to the acquisition, programming and marketing of the Fox Saturday morning four hour television block. The Company's ability to recover these resources will be dependent on successful delivery and audience acceptance of the programming and on the success of merchandise licensing programs and home video sales based on such television programs. The Company launched its Fox Saturday morning television block as scheduled. The Company believes it will cover the fee to Fox Broadcasting with the advertising sales generated during the four hour television block. However, the Company's ability to retain sufficient value of the advertising time sold will be dependant on the audience ratings delivered by the programs in the television block. There can be no assurance that the demand for advertising time will continue or that the programs will achieve the minimum rating performance necessary to retain sufficient value of the advertising time sold.

The Company anticipates it will be able to meet its payment obligations under the license agreement and will be able to finance its business as currently conducted from its working capital. Accordingly, in March 2001, it terminated its $5,000,000 credit facility with the JPMorgan Chase Bank. However, as the Company explores new and expanded opportunities in the children's entertainment market, it may seek additional financing alternatives.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to the consolidated financial statements.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS:

Not Applicable

FORWARD-LOOKING STATEMENTS

Sections of this Quarterly Report contain forward-looking statements, including, without limitation, statements concerning possible or assumed future results of operations of the Company preceded by, followed by or that include the words "believes", "expects", "anticipates", "estimates", "intends", "plans" or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995.

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

Item 4: CONTROLS AND PROCEDURES

4Kids maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934, as amended ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Within the 90 days prior to the date of this report, 4Kids carried out an evaluation, under the supervision and with the participation of its management, including 4Kids' Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer of the effectiveness of 4Kids' disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based on that evaluation, 4Kids' Chairman of the Board and Chief Executive

Officer and Executive Vice President and Chief Financial Officer have concluded that 4Kids' disclosure controls and procedures are effective.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

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

Dated: November 14, 2002

4KIDS ENTERTAINMENT, INC.

By: /s/ Alfred R. Kahn
    ----------------------
Alfred R. Kahn
Chairman of the Board and
Chief Executive Officer

By: /s/ Joseph P. Garrity
    ----------------------
Joseph P. Garrity
Executive Vice President
Chief Financial Officer

          Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Alfred R. Kahn, Chairman of the Board and Chief Executive Officer of 4Kids Entertainment, Inc., certify that:

      1. I have reviewed this quarterly report on Form 10-Q of 4Kids Entertainment, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                                  By: /s/ Alfred R. Kahn
                                                      ---------------------
                                                  Alfred R. Kahn
                                                  Chairman of the Board and
                                                  Chief Executive Officer

Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Joseph P. Garrity, Executive Vice President and Chief Financial Officer of 4Kids Entertainment, Inc., certify that:

      1. I have reviewed this quarterly report on Form 10-Q of 4Kids Entertainment, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                                  By: /s/ Joseph P. Garrity
                                                  -------------------------
                                                  Joseph P. Garrity
                                                  Executive Vice President
                                                  Chief Financial Officer