Form 10-K
period 2002-12-31
4 KIDS ENTERTAINMENT INC
filed 2003-03-31
CIK 58592

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2002
                                            -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________

                           Commission File No. 0-7843

                            4Kids Entertainment, Inc.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

             New York                                         13-2691380
  -------------------------------                          ----------------
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                         Identification No.)

           1414 Avenue of the Americas, New York, New York   10019
       -----------------------------------------------------------------
               (Address of principal executive offices)    (Zip Code)

       Registrant's telephone number, including area code: (212) 758-7666

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No ___

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes X No ___

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on June 28, 2002 as reported on the New York Stock Exchange Market, was approximately $163,792,455. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value                         13,135,008
----------------------------                 ---------------------------
      (Title of Class)             (No. of Shares Outstanding at March 26, 2003)

DOCUMENTS INCORPORATED BY REFERENCE:

      Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2003 are incorporated by reference into Part III of this Form 10-K Report.

                                     PART I

Item 1.  Business

      (a) General Development and Narrative Description of Business. 4Kids Entertainment, Inc., together with the subsidiaries through which the Company's businesses are conducted (the "Company"), is a diversified entertainment and media company specializing in the youth oriented market with operations in the following business segments: Licensing, Advertising Media and Broadcast, Television and Film Production/Distribution. The Company was organized as a New York Corporation in 1970.

Licensing - The Company's wholly-owned subsidiaries, 4Kids Entertainment Licensing, Inc. ("4Kids Licensing") and 4Kids International, Ltd. ("4Kids International"), are engaged in the business of licensing the commercial rights to popular children's television and film properties, personalities and product concepts. 4Kids Licensing typically acts as exclusive agent in connection with the grant to third parties of licenses to manufacture and sell all types of merchandise based on such properties, personalities and concepts. The licensing of these rights has been primarily in the areas of toys, electronic games, trading cards, food, toiletries, apparel, housewares, footwear and publishing rights. 4Kids Licensing also licenses merchandising rights in connection with certain television shows and motion pictures produced by the Company. 4Kids International, which is based in London, manages the Company's properties in the United Kingdom and European marketplace. Licensing revenues accounted for approximately 54%, 68% and 74% of consolidated net revenues for the years ended December 31, 2002, 2001 and 2000, respectively.

Among the properties represented exclusively by 4Kids Licensing are the following:

      o "Yu-Gi-Oh!"; began in Japan as a successful comic book which was later developed into a successful television series, video game and card game. During 2001, the Company was appointed the exclusive representative for all television and merchandise licensing (exclusive of trading cards and video games) outside of Asia through August 31, 2008. The Company, however, receives certain marketing fees with respect to the "Yu-Gi-Oh!" trading cards and video games.

      o "Pokemon"; Nintendo's popular video game. The Company represents all merchandising and television and film distribution rights outside of Asia. The term of the representation agreement for "Pokemon" began in 1998 and expires on December 31, 2005. "Pokemon" started in Japan as a Nintendo Game Boy cartridge that involves finding, capturing, collecting and training over 250 different "Pokemon" characters.

      o "Teenage Mutant Ninja Turtles" was launched in 1984 as a 40-page comic book created by Peter Laird and Kevin Eastman. From the late 1980s through the early 1990s, children's entertainment was dominated by the original animated adventures of the "Teenage Mutant Ninja Turtles" ("TMNT"). During 2002, the Company was appointed the exclusive worldwide licensing agent as well as, co-owner and co-producer of a new animated series featuring all new TMNT episodes which began broadcasting on the Saturday morning programming block ("Fox Box") the Company leases from Fox Broadcasting Company ("Fox").

      o Nintendo of America Inc. ("Nintendo"). The Company has exclusive rights for the various characters, trademarks, and copyrights arising out of the software for the video games developed and owned by Nintendo including the Super Mario Bros., Kirby, Donkey Kong, Zelda video games and the GameBoy and Nintendo GameCube video platforms. These video games have historically ranked among the top sellers. The Company had represented Nintendo since 1988 under a renewable one year agreement. In 2001, the Company entered into a new five year agreement for exclusive representation of Nintendo for merchandise licensing and television rights to such classic Nintendo characters on a worldwide basis, other than Japan.

      o "Cubix"; a 26 episode computer animated television series featuring robots being produced by the Company began domestic broadcast on the Kids' WB network in 2001. The Company is a co-owner and co-producer of "Cubix" in conjunction with Daiwon C & A Holdings Co., Ltd, and Cinepix, two Korean companies.

      o "Tama and Friends"; a Japanese animated television series produced by TBS Service, Inc. and based on a property owned by Sony Creative Products, Inc. "Tama" was originally broadcast in Japan. The Company's 4Kids Productions subsidiary had adapted "Tama" for broadcast outside Japan and the Company represents all television and merchandise licensing rights outside of Japan with an initial term expiring March 2007. "Tama" had its first domestic broadcast in first run syndication in September 2001.

      o "Ultimate Muscle"; an animated television program produced by Toei Animation in Japan. "Ultimate Muscle", which combines comedy with wrestling, began in Japan over fifteen years ago. The Company represents all television and merchandise licensing rights for "Ultimate Muscle" outside of Asia through August 31, 2008.

      o "Ultraman Tiga"; this live action television series created and produced by Tsuburaya Productions in Japan, has been a perennial favorite in Japan for thirty years. The Company represents all television and merchandise licensing rights for "Ultraman Tiga" outside of Asia through August 31,2008.

      o "Monster Jam"; which is produced by Clear Channel Entertainment's Pace Motor Sports Division, includes over three hundred live Monster Truck events each year and a weekly cable television series. The Company represents worldwide merchandise licensing rights for Monster Jam through December 31, 2003.

      o "Cabbage Patch Kids"; Twenty years after their original launch, the "Cabbage Patch Kids" are back. The one-of-a-kind "Cabbage Patch Kids" owned by Original Appalachian Artworks, Inc., are not purchased, they are adopted. Each "Kid" comes with a name, birth certificate, and adoption papers, which includes an oath to be a good parent. The Company represents all merchandise licensing rights for the "Cabbage Patch Kids" through December 31, 2003.

      o "Fighting Foodons"; is a wacky comedy adventure that launched on the Fox Box in September 2002. This animated series is all about the secret art of culinary combat, where food monsters battle for supremacy. The Company represents the worldwide merchandise and broadcast rights for "Fighting Foodons" outside of Asia through July 2009.

      o "Cramp Twins"; an animated television program produced by T.V.Loonland, is the #1 rated series among kids 4-15 in the United Kingdom. The Company represents all television and merchandise rights for "Cramp Twins" in the United States through September 2006 and the worldwide master toy license rights through September 2004.

      o "Pirate Islands"; a live-action adventure program produced by Tele Images International. The Company represents all television and merchandise rights for "Pirate Islands" in the United States through 2007.

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

As noted previously, the Company is a co-owner of the "Cubix" and the new "Teenage Mutant Ninja Turtles" television series.

Product Concepts. 4Kids Technology, Inc., a wholly-owned subsidiary, was established in 2002 to develop ideas and concepts for licensing which integrate new and existing technologies with traditional game and toy play patterns. Websites 4Kids, Inc., a wholly-owned subsidiary, also established in 2002, specializes in website development by creating websites designed to enhance and support the marketing of children's properties represented by the Company.

Advertising Media and Broadcast - The Company, through a multi-year agreement with the Fox Broadcasting Company, leases Fox's Saturday morning programming block. The Company provides all programming content to be broadcast on the Fox Box, which airs on Saturday mornings from 8am to 12pm eastern/pacific time (7am to 11am central time); and retains all of the revenue from network advertising sales for the four-hour time period. During 2002, the Company created a new wholly-owned subsidiary, 4Kids Ad Sales, Inc. to manage and account for the revenue and costs associated with the Fox Box.

The Company's wholly-owned subsidiary, The Summit Media Group, Inc. ("Summit Media"), provides media planning and buying services for clients in both print and broadcast media. Summit Media is compensated by receiving a percentage of the media it places. Summit Media also provides television distribution services for which it receives a fee based on a percentage of the license fee paid by the broadcaster or, in the case of syndicated programming, a percentage of the advertising sales generated by the program that is syndicated.

Advertising Media and Broadcast services accounted for 21%, 7%, and 3% of consolidated net revenues for the years ended December 31, 2002, 2001 and 2000, respectively.

Television and Film Production/Distribution - The Company's wholly-owned subsidiary, 4Kids Productions, Inc. ("4Kids Productions"), produces and acquires animated and live-action television programs and theatrical motion pictures for distribution to the television, home video and theatrical markets. 4Kids Productions adapts foreign programming for the United States market and also produces original animated television programming for domestic and international broadcast. Additionally, 4Kids Productions will typically produce original music compositions for use with its television and film production activities. Television and film production and programming/distribution accounted for 25%, 25% and 23% of consolidated net revenues for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company created two additional wholly-owned subsidiaries in 2002, 4Kids Entertainment Music, Inc. ("4Kids Music") and 4Kids Entertainment Home Video, Inc. ("4Kids Home Video"). 4Kids Music was formed to market and administer the musical operations for the Company on certain existing and newly created music associated with its television programming. 4Kids Home Video was formed to market and administer the Company's home video operations associated with its television programming.

      (b) Financial Information About Industry Segments.

Financial information regarding industry segments can be found in note 13 to Notes to the Company's Consolidated Financial Statements.

      (c) Dependence on a Few Sources of Revenues. The Company typically derives a substantial portion of its revenues from a small number of properties, which properties usually generate revenues only for a limited period of time. Because the Company's revenues are highly subject to changing trends in the toy, game and entertainment business, its revenues from year to year from particular sources are subject to dramatic increases and decreases. It is not possible to precisely anticipate the length of time a property will be commercially successful, if at all. Popularity of properties can vary from months to years. In addition, the Company has little control over the timing of payments made by licensees of various rights to the properties, some of which are made upon the execution and delivery of license agreements and some of which are made in quarterly royalty payments reported by the licensees. Due to these factors, the Company must continually seek new properties from which it can derive revenues.

Two properties "Yu-Gi-Oh!" and "Pokemon", contributed revenues of approximately 64% of consolidated net revenues for fiscal 2002. In 2002, Warner Bros., a division of Time Warner Entertainment Company, L.P. and Konami Corporation contributed a combined 40% of consolidated net revenues. For more information on Revenues/Major Customers, please see Note 7 to the Notes to Consolidated Financial Statements.

      (d) Trademarks and Copyrights. The Company generally does not own any trademarks or copyrights in properties which it licenses. These rights are typically owned by the creator or by the entity, such as a television producer, which may expend substantial amounts in developing or promoting the concept. However, the Company does own the copyrights and trademarks to "Charlie Chan", "WMAC Masters" and is a joint copyright holder of "Cubix" and the new "Teenage Mutant Ninja Turtles" television episodes being co-produced.

      (e) Seasonal Aspects. A substantial portion of the Company's revenues and net income are subject to the seasonal and trend variations of the toy and game industry. Typically, a majority of toy orders are shipped in the third and fourth calendar quarters. As a result, in the Company's usual experience, its net income from toy and game royalties during the second half of the year has generally been greater than during the first half of the year. Additionally, advertising revenues derived from the sale of commercial time on the Fox Box will be higher in the fourth quarter commensurate with the demand for commercial time by children's advertisers for the holiday season. However, the Company's revenues in fiscal 2002 were influenced more by the popularity trends of "Yu-Gi-Oh!" and "Pokemon", and advertising revenue derived from the sale of commercial time on the Fox Box (which commenced operations in 2002), than the historical seasonal trends of toy and game sales.

      (f) Competition. The principal competitors of the Company's licensing activities (including product concepts) are the product development, merchandising, marketing and advertising departments of toy and other juvenile merchandise manufacturers and motion picture studios as well as independent advertising agencies, licensing companies and numerous individuals acting as licensing representatives. There are also many independent product development firms with which the Company competes. Many of these companies have substantially greater resources than the Company and represent properties which have been commercially successful for longer periods than properties represented by the Company. The Company believes it would be relatively easy for a potential competitor to enter its market in light of the relatively small investment required to commence operations. However, the ultimate success of a new entrant in the field would depend on its access to toy and other manufacturers, access to distribution of television based properties, access to properties to be licensed and retail market acceptance of the properties in question, and its know-how in the negotiation and subsequent administration of licenses.

The Company's Advertising Media and Broadcast activities as well as its Television and Film Production/Distribution activities operate in highly competitive industries and compete with many companies with substantially greater resources and distribution networks than the Company.

The Company's ability to derive advertising revenue from the sale of commercial time on the Fox Box will depend on the popularity of the television shows the Company broadcasts. The Company faces significant competition, including competition from shows it produced ("Pokemon", "Yu-Gi-Oh!" and "Cubix"), which are broadcast on a competing network.

      (g) Employees. As of March 26, 2003, the Company had a total of 188 full-time employees consisting of 76 employees in licensing, including the corporate office, 30 in Advertising Media and Broadcast and 82 in Television and Film Production/Distribution.

Item 2. Properties

The following table sets forth, with respect to properties leased (none are owned) by the Company at March 26, 2003, the location of the property, the date on which the lease expires and the use which the Company makes of such facilities:

                                                                                 Approximate
                                   Expiration                                      Square
Address                             of Lease                   Use                  Feet
-------                            ----------                  ---               -----------
1414 Avenue of the Americas      April 30, 2010        Executive and Sales         21,000
New York, New York                                     Office, Media
                                                       Buying and
                                                       Television
                                                       Production

116 Putney Bridge Road           January 6, 2005       International Sales          4,000
Alice Court                                            Office
London, England

53 West 23rd Street              December 31, 2006     Production Facilities       25,000
New York, New York

The Company considers that, in general, its physical properties are well maintained, in good operating condition and adequate for its purposes.

Item 3. Legal Proceedings

The Company is currently a defendant in the following two litigations:

      (i) Imber v. Nintendo, et al. In September 1999, the Company was named as a defendant in a lawsuit filed in the United States District Court for the Southern District of California. Also named as defendants in this lawsuit are Nintendo of America Inc. and Wizards of the Coast, Inc. The lawsuit, purportedly brought on behalf of a class of all persons who purchased Pokemon trading cards, challenged longstanding practices in the trading card industry, including the practice of randomly inserting premium cards in packages of Pokemon cards. The lawsuit claimed that these practices constitute illegal gambling activity in violation of California and federal law, including the Federal Racketeer Influenced and Corrupt Organization Act ("RICO") and sought an unspecified amount of monetary damages.

      On April 18, 2000, the United States District Court issued an Order to Show Cause in the lawsuit (and in a number of other lawsuits making similar allegations concerning other types of trading cards) requiring the plaintiffs in all of the cases to show cause why the cases should not be dismissed for lack of standing. On June 21, 2000, the United States District Court dismissed the RICO claims with prejudice and all other claims without prejudice. Plaintiffs appealed the June 21, 2000 dismissal to the United States Court of Appeals for the Ninth Circuit. On August 20, 2002, the United States Court of Appeals for the Ninth Circuit affirmed the United 'States District Court's dismissal of the RICO claims with prejudice, and all other state law claims without prejudice.

      (ii) Morrison v. Nintendo, et al. On March 29, 2000, Morrison Entertainment Group, Inc., filed suit in the United States District Court for the Central District of California against Nintendo of America Inc., 4Kids Entertainment, Inc., and Leisure Concepts, Inc. The suit alleged that the Pokemon trademark infringes upon the Plaintiff's "Monster in my Pocket" trademark. The complaint also alleged trademark dilution, unfair competition, and a breach of implied contract. The complaint sought injunctive relief as well as monetary damages. On August 6, 2001, the United States District Court granted summary judgment dismissing the suit. Plaintiff appealed the dismissal of the case by the U.S. District Court. On February 4, 2003, the U.S. Court of Appeals for the Ninth Circuit affirmed the decision by the U.S. District Court to dismiss the suit.

      The Company believes these litigations will not have a material adverse effect on the Company's financial condition and results of operation.

      The Company from time to time is involved in litigation arising in the ordinary course of its business. The Company does not believe that such litigation to which the Company or any subsidiary of the Company is a party or of which any of their property is the subject will, individually or in the aggregate, have a material adverse effect on the Company's financial position or the results of its operations.

Item 4. Submission of Matters to a Vote of Security Holders

During the Company's fiscal quarterly period ended December 31, 2002, there were no matters submitted to a vote of security holders.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      (a) The Company's Common Stock is listed for trading on the New York Stock Exchange under the symbol "KDE". The following table indicates high and low sales quotations for the periods indicated based upon information supplied by the New York Stock Exchange.

2002                              Low                     High
----                            ------                   ------
First Quarter                   $15.06                   $20.99
Second Quarter                   16.50                    21.42
Third Quarter                    17.25                    24.15
Fourth Quarter                   21.69                    29.86

2001                              Low                     High
----                            ------                   ------
First Quarter                   $ 8.31                   $16.99
Second Quarter                   10.97                    19.20
Third Quarter                    16.94                    29.30
Fourth Quarter                   17.77                    22.04

      (b) Number of Holders of Common Stock. The number of holders of record of the Company's Common Stock on March 26, 2003 was 352, which does not include individual participants in security position listings.

      (c) Dividends. There were no dividends or other distributions made by the Company during 2002 or 2001. Future dividend policy will be determined by the Board of Directors based on the Company's earnings, financial condition, capital requirements and other existing conditions. It is anticipated that cash dividends will not be paid to the holders of the Company's Common Stock in the foreseeable future.

      (d) Equity Compensation Plan. Information regarding the Company's equity compensation plan is incorporated by reference into Item 12 in Part III of this Form 10-K.

      (e) Stock Purchases. The Board of Directors has authorized the Company, from time to time, to acquire up to 495,000 shares of its Common Stock in open-market purchases. Such purchases are to be made out of the Company's surplus. No such purchases were made by the Company during 2002.

Item 6. Selected Financial Data (in thousands of dollars, except per share data)

                                                                   Year Ended December 31,
                                                                   -----------------------
                                       2002               2001               2000               1999                1998
                                       ----               ----               ----               ----                ----
Total Net Revenues                     $53,140            $41,538            $87,998            $60,482             $14,767

Net Income                               6,990             12,244             38,773             23,638               2,743

Net Income Per Common                    $0.55              $1.01              $3.25              $2.20                $.31
Share-Basic

Net Income Per Common                     0.51               0.92               2.96               1.91                0.27
Share- Diluted

Weighted Average Common             12,653,102         12,163,927         11,947,217         10,741,082           8,982,738
Shares Outstanding-Basic

Weighted Average Common             13,726,642         13,381,073         13,092,653         12,366,349          10,227,081
Shares Outstanding-Diluted

At Year End                            2002               2001               2000               1999                1998
-----------                            ----               ----               ----               ----                ----
Total Assets                          $162,839           $143,739           $176,144           $127,104             $34,961

Working Capital                        114,298            106,570             96,351             56,982              10,824

Stockholders' Equity                   132,671            118,458            101,908             60,943              15,405

The amounts shown above give effect to the April 1999 three for two stock split and the September 1999 two for one stock split. The Company did not declare or pay any cash dividends during the five-year period ended December 31, 2002.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
         (In thousands of dollars unless otherwise specified)

General

The Company receives revenues from a number of sources, principally Licensing, Advertising Media and Broadcast and Television and Film Production/Distribution. Beginning in September 2002, the Company began to recognize revenue from the sale of advertising time related to its lease of the Fox Saturday morning television block more fully described in Note 12 to the Company's consolidated financial statements. The Company typically derives a substantial portion of its licensing revenues from a small number of properties, which properties usually generate revenues only for a limited period of time. Because the Company's licensing revenues are highly subject to the changing trends in the toy, game and entertainment business, its licensing revenues from year to year from particular sources are subject to dramatic increases and decreases. It is not possible to precisely anticipate the length of time a property will be commercially successful, if at all. Popularity of properties can vary from months to years. As a result, the Company's revenues and net income may fluctuate significantly between comparable periods. The Company's licensing revenues have historically been primarily derived from the license of toy and game concepts. Thus, a substantial portion of the Company's revenues and net income are subject to the seasonal variations of the toy and game industry. Typically, a majority of toy orders are shipped in the third and fourth calendar quarters. In addition, the Company's media buying subsidiary provides media services to a significant number of toy and video game companies and the Company's advertising sales subsidiary sells advertising time where revenues will be higher in the fourth quarter commensurate with the demand for commercial time by children's advertisers for the holiday season. As a result, much of their revenues are earned in the fourth quarter when the majority of toy and video game advertising occurs. In the Company's usual experience, its revenues during the second half of the year have generally been greater than during the first half of the year. However, the Company's revenues in the most recent fiscal years were influenced more by popularity trends and movie and home video release dates of "Yu-Gi-Oh!" and "Pokemon" and advertising revenue derived from the sale of commercial time in the Fox Box (which commenced operations in 2002), than the historical seasonal trends of toy and game sales. Further, guarantee and minimum royalty payments may occur throughout the year, some of which are recognized as revenue upon the execution and delivery of license agreements.

Critical Accounting Policies

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

Our accounting policies are more fully described in Note 1 to the Notes to the Company's consolidated financial statements, located elsewhere in this annual report filing. Below is a summary of the most significant of these policies.

Revenue Recognition - Merchandise licensing revenues are recognized when the underlying royalties from the sales of the related products are earned. The Company recognizes guaranteed royalties at the time the arrangement becomes effective if the Company has no significant direct continuing involvement with the underlying property or obligation to the licensee. Where the Company has significant continuing direct involvement with the underlying property or obligation to the licensee, guaranteed minimum royalties are recognized ratably over the term of the license or based on sales of the related products, if greater. Licensing advances and guaranteed payments collected, but not yet earned by the Company are classified as deferred revenue in the accompanying consolidated balance sheets.

Broadcast advertising revenues are recognized when the related commercials are aired and are recorded net of agency commissions and an appropriate reserve when advertising is sold together with a guaranteed audience delivery. Internet advertising revenues are recognized on the basis of impression views in the period the advertising is displayed. Fee-based commissions for media planning and buying services, for clients in both print and broadcast media, are recognized at the time the related media runs.

Episodic television series initially produced for networks and first-run syndication are generally licensed to domestic and foreign markets concurrently. The length of the revenue cycle for episodic television varies depending on the number of seasons a series remains in active production. Revenues arising from television license agreements are recognized in the period that the films or episodic television series are available for telecast.

Production and adaptation costs reimbursed or charged to the licensor are included in net revenue and the corresponding costs are included in production service costs in the accompanying consolidated statements of income.

Revenues from home video and DVD sales, net of a reserve for returns, are recognized on the date that video and DVD units are shipped by our distributor to wholesalers/retailers. Consistent with the practice in the home video industry, the Company estimates the reserve for returns based upon its review of historical returns rates and expected future performance.

Revenues from music sales, net of a reserve for returns, are recognized on the date units are shipped by the Company's distributor to wholesalers/retailers. In the case of musical performance revenues, the revenue is recognized when the musical recordings are broadcast or performed.

Film and Television Costs - Effective January 1, 2001, the Company adopted AICPA Statement of Position ("SOP") No. 00-2, Accounting by Producers or Distributors of Films. SOP 00-2 established new accounting standards for producers and distributors of films, which resulted in changes in revenue recognition and accounting for exploitation costs, including advertising and marketing expenses and development and overhead costs. The adoption of SOP 00-2 did not have a material impact on the Company's financial position or results of operations. The Company capitalizes and amortizes the cost of production, including overhead, participations and talent residuals, for television programming using the individual-film-forecast method under which such costs are amortized for each television program in the ratio that revenue earned in the current period for such program bears to management's estimate of the total revenues to be realized from all media and markets for such program. Management regularly reviews, and revises when necessary, its total revenue estimates on a title-by-title basis, which may result in a change in the rate of amortization applicable to such title and/or a write-down of the value of such title to estimated fair value. These revisions can result in significant quarter-to-quarter and year-to-year fluctuations in film write-downs and rates of amortization. If a total net loss is projected for a particular title, the associated film and television costs are written down to estimated fair value. Effective January 1, 2001, all exploitation costs, including advertising and marketing costs, are expensed as incurred. Television adaptation and production costs that are adapted and/or produced are stated at the lower of cost, less accumulated amortization, or fair value.

Fox Broadcast Agreement - In January 2002, the Company entered into a multi-year agreement with Fox to lease its television network's Saturday morning programming block. The Company is providing all programming content for the Fox Box and commenced doing so with the September 2002 broadcast year. The agreement has an initial term of four broadcast years, with the Company having the option to extend the term for up to two additional broadcast years. 4Kids will pay a fee of $25,312 for each broadcast year during the initial term of the agreement.

The agreement provided for 50% of the fee for the first broadcast season to be paid within ten days of the execution of the short form agreement in February, 2002, with the balance of the fee for the first broadcast season to be paid in four equal installments in the following September 2002, December 2002, February 2003 and April 2003 of the broadcast year. All payments required to be paid on or prior to March 31, 2003 have been made.

The cost of the Fox Box has been and will be capitalized and amortized over the broadcast season based on estimated advertising revenue. During 2002, the Company paid Fox and certain affiliates a total of $19,301, representing a portion of the first year fees of which $9,444 was amortized as of December 31, 2002. The remaining $9,857 representing the unamortized portion of the first broadcast season's fee paid is included in "Prepaid Fox broadcast fee" on the accompanying consolidated balance sheets as of December 31, 2002. Fees for each subsequent broadcast year are payable 50% in the June preceding the beginning of the broadcast year (which is September) with the balance of the fee for the broadcast year payable in four equal installments in the following September, December, February and April. Additionally, the agreement required the Company to establish a $25,000 letter of credit for the benefit of Fox, which letter of credit may be reduced by the Company as installments of the final year's fee are paid. As of December 31, 2002, the Company had received a commitment for the letter of credit, but the letter of credit has not been issued pending completion of the long form agreement with Fox. Upon the issuance of the letter of credit, the Company will grant a security interest in its cash balances to the issuing bank to secure the amount of such letter of credit and will appropriately disclose these amounts as restricted cash in its financial statements.

The agreement further provides that, at the Company's option, up to $10,300 of each year's fee may be paid by delivering shares of the Company's common stock. Over the initial four year term of the agreement, the Company will pay Fox an aggregate fee of $101,250. Further, the Company will incur additional costs to program the four hour block and to sell the related network advertising time. These costs will include direct programming costs to acquire, adapt and deliver programming for broadcast during the weekly four hour block as well as additional indirect costs of advertising sales, promotion and administration.

The Company's ability to recover the cost of its fees payable to Fox will depend on the popularity of the television programs the Company broadcasts on the Fox Box and the general market demand and pricing of advertising time for Saturday morning children's broadcast television. The popularity of such programs impacts audience levels and the level of the network advertising rates that the Company can charge. Additionally, the success of merchandise licensing programs and home video sales based on such television programs broadcast on the Fox Box is dependent on consumer acceptance of the properties. If the Company estimates that it will be unable to generate sufficient future revenue from advertising sales, home video sales and merchandising licensing at levels to cover the cost of its contractual obligation to Fox, the Company would record a charge to earnings to reflect an expected loss on the Fox agreement in the period in which the deficiency or factors affecting the recoverability of the fee payable become known. The Company will be required to make certain assumptions and estimates about future events such as advertising rates, audience viewing levels and licensing revenue in evaluating its ability to recover the cost of the Fox fee. Such estimates and assumptions are subject to market forces and factors beyond the control of the Company and are inherently subject to change.

There can be no assurance that the Company will be able to recover the full cost of the Fox fee and in the event it cannot, it would record the resulting charge to earnings to reflect an expected loss on the Fox fee, which could be significant.

Recently Issued Accounting Pronouncements - Costs Associated with Exit or Disposal Activities. In June 2002, Financial Accounting Standards Board ("FASB") issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Such standard requires costs associated with exit or disposal activities (including restructurings) to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 nullifies Emerging Issue Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The provisions of this standard are effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of this standard will have a material impact on the Company's financial statements.

Guarantees - In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Such Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation apply to guarantees issued or modified after December 31, 2002. The disclosure provisions of this Interpretation are effective for financial statements with annual periods ending after December 15, 2002. The Company does not believe that the adoption of this standard will have a material effect on its financial position or results of operations.

Stock-Based Compensation - On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. This standard amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method (expense treatment) of accounting for stock-based employee compensation. This standard also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure requirements of this statement as of December 31, 2002 (see Note 9 to the Company's consolidated financial statements). Should the Company elect to utilize the fair value based method for its stock-based compensation in the future, it must adopt the remaining provisions of SFAS No. 148.

Consolidation of Variable Interest Entities - On January 17, 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. Such Interpretation addresses consolidation of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as special purpose entities. The Interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. It also provides guidance related to the initial and subsequent measurement of assets, liabilities and noncontrolling interests in newly consolidated variable interest entities and requires disclosures for both the primary beneficiary of a variable interest entity and other beneficiaries of the entity. FASB

Interpretation No. 46 is effective for newly created Variable Interest Entities beginning February 1, 2003 and for existing Variable Interest Entities as of the third quarter of 2003. The Company does not expect this interpretation to have any impact on its financial position or results of operations.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenues for the periods indicated.

                                           Fiscal Year Ended December 31,
                                            2002       2001       2000

    Net Revenues                           100.0%     100.0%     100.0%
                                            ----       ----       ----

    Selling, general & administrative       47.7%      54.1%      30.4%
    Production service costs                 6.4%       3.4%       1.5%
    Amortization of television
     and film costs and Fox
     broadcast fee                          27.0%       4.0%       2.3%
                                            ----       ----       ----

    Total Costs and Expenses                81.1%      61.5%      34.2%
                                            ----       ----       ----

    Income from Operations                  18.9%      38.5%      65.8%

    Interest income                          3.1%      10.9%       7.5%
                                            ----       ----       ----

    Income before income tax                22.0%      49.4%      73.3%

    Income tax provision                     8.8%      19.9%      29.2%
                                            ----       ----       ----

    Net Income                              13.2%      29.5%      44.1%
                                            ====       ====       ====

Year Ended December 31, 2002 compared to Year Ended December 31, 2001 ("000").

Consolidated net revenues for the year ended December 31, 2002 increased 28% or $11,602 to $53,140 in 2002 from $41,538 in 2001. The increase was primarily attributable to the Advertising Media and Broadcast segment where net revenue increased $8,171 to $11,200 primarily due to sales of advertising time on the Fox Box which began broadcast operations in September 2002. Net revenue in the Licensing segment increased approximately $791 to $28,937 for the year ended December 31, 2002 when compared to the prior year. Significantly increased licensing and fee revenue from the "Yu-Gi-Oh!" property offset decreased licensing revenue from "Pokemon" and "Cabbage Patch Kids". "Pokemon" and "Yu-Gi-Oh!" ranked among the most popular children's television programs during 2002. Net revenue for the Television and Film Production/Distribution segment increased $2,640 to $13,003. In this segment, increased revenues from home video, music and television broadcast license fees earned on "Yu-Gi-Oh!" and additional production service revenue for work performed on the "Kirby" and "Teenage Mutant Ninja Turtles" television programs were partially offset by decreased revenues earned from the "Pokemon" movies and "Cubix" television program license fees.

Selling, general and administrative expenses increased 13% or approximately $2,892 compared to 2001, primarily due to increased payroll and benefits resulting from higher staffing levels in advertising sales, the Fox Box network and the Company's website operations; all of which began operations in 2002. Along with these increased payroll and benefits costs, the Company incurred additional infrastructure costs to support these new operations. The Company also recognized increased bad debt expense primarily due to the bankruptcy filing of an advertising customer of the Fox Box. These increases were partially offset by reduced advertising and marketing costs. The Company's initial promotional campaign for the Fox Box which began in the second half of 2002 involved lower spending compared to the promotional and advertising campaign which launched the "Yu-Gi-Oh!", "Cubix" and "Tama and Friends" properties in the second half of 2001. Additionally, for the fiscal year ended December 31, 2002, the Chairman and CEO of the Company along with three officers voluntarily reduced the entire amount of their bonus compensation, a reduction of approximately $1,169 from the amount they would otherwise have been entitled to receive for 2002 under their employment agreements. For the fiscal year ended December 31, 2001, the Chairman and CEO of the Company voluntarily reduced the amount of his bonus compensation to $370, a reduction of approximately $1,809 from the amount he would otherwise have been entitled to receive for 2001 under his employment agreement.

Production service costs increased 137% or $1,952 to $3,375 compared to 2001. This increase was attributable to certain television production costs related to the "Kirby" and "Teenage Mutant Ninja Turtles" television programs which began production in 2002 for which the Company is reimbursed. When the Company is reimbursed for production costs, it categorizes them as Production service costs and reflects a corresponding amount in revenue for the amount of the reimbursement.

At December 31, 2002, there were approximately $5,653 of capitalized film production costs relating primarily to various stages of production on 26 episodes of "Cubix", 37 episodes of "Tama and Friends", 104 episodes of "Yu-Gi-Oh!" 52 episodes of "Ultra-Man", 52 episodes of "Ultimate Muscle", and 26 episodes of "Fighting Foodons" and 26 episodes of "Teenage Mutant Ninja Turtles." Amortization of capitalized film costs increased by $3,244 including a write-down of certain film and television costs of $462, for the year ended December 31, 2002 due to increased amortization on "Yu-Gi-Oh!", "Ultra Man", "Ultimate Muscle" and the "Cubix" television programs as compared to the prior year. Based on management's ultimate revenue estimates as of December 31, 2002, approximately 43% of the total completed and unamortized film and television costs are expected to be amortized during 2003, and over 80% of the total completed and unamortized film and television costs are expected to be amortized during the next three years.

Amortization of the Fox broadcast fee was $9,444 as the Fox Box commenced operations in September 2002. The fees payable to Fox and affiliates have been and will be capitalized and amortized over the broadcast season based on estimated advertising revenue. As of December 31, 2002, the Company had paid Fox and certain affiliates a total amount of $19,301, representing a portion of the first year fees of which $9,444 was amortized as of December 31, 2002. The remaining $9,857 representing the unamortized portion of the first broadcast season's fee paid is included in "Prepaid Fox broadcast fee" on the accompanying consolidated balance sheets as of December 31, 2002.

Interest income decreased $2,892 in 2002, compared to 2001, as a result of lower levels of invested cash during 2002 and the declining interest rate environment.

Income tax expense decreased $3,568, or 43%, to $4,702 in 2002, compared to $8,270 in 2001, due to lower pre-tax income. The Company's effective tax rate remained relatively consistent at approximately 40% for both 2002 and 2001.

As a result of the above, the Company had net income for 2002 of $6,990 as compared to net income in 2001 of $12,244.

Year Ended December 31, 2001 compared to Year Ended December 31, 2000 ("000").

Net revenues for the year ended December 31, 2001 decreased 53% or $46,460 to $41,538 in 2001 from $87,998 in 2000. The decrease resulted primarily from lower licensing commission revenue from the "Pokemon" license. Sales of "Pokemon" licensed products slowed considerably as the spike in popularity for all products tied to "Pokemon" transitioned from a white hot fad into a children's entertainment brand focused in key categories. Sales of "Pokemon" cards and Hasbro toys suffered particularly steep declines even though the "Pokemon" television series continues to rank as the number one rated children's television show in domestic broadcast television. "Pokemon" accounted for 66% of net revenues in 2001 compared to 95% in 2000. New properties introduced by the Company in 2001 including "Cubix", "Yu-Gi-Oh!" and "Cabbage Patch Kids" contributed to revenue in the second half of 2001.

Revenues from the Company's Advertising Media and Broadcast services increased from 2000 levels primarily due to media buying activities. Advertising Media and Broadcast services activities totaled $3,029 or 7% of total net revenue for 2001 as compared to $2,488 or 3% in 2000. Commissions earned on media placed increased as a result acquiring new clients in the media business.

Revenues from the Company's Television and Film Broadcast/Distribution activities decreased $10,036 to $10,363 in 2001, a decrease of 49%. Revenues in this segment of the Company's business accounted for approximately 25% and 23% of total net revenue in 2001 and 2000, respectively. The decrease is primarily attributable to lower sales of "Pokemon" television home videos and decreased consumer demand for the third "Pokemon" movie theatrical release and home video.

Selling, general and administrative expenses decreased 16% or approximately $4,297 compared to 2000 primarily as a result of lower costs associated with performance-based bonus payments which are tied to pre-tax earnings of the Company. Additionally, for the fiscal year ended December 31, 2001, the Chairman and CEO of the Company voluntarily reduced the amount of his bonus compensation to $370 a reduction of approximately $1,809 from the amount he would otherwise have been entitled to receive for 2001 under his employment agreement. This decrease in selling general and administrative costs was partially offset by increased marketing costs incurred by the Company in launching its new television properties. Launched in the third quarter of 2001, these new television properties accounted for approximately $4,696 in increased marketing costs incurred to build awareness for the new programs. Additionally, during 2001, the Company incurred additional expense for marketing, creative services, sales, and legal costs in connection with its expanded licensing and production activities associated with its new properties. As a result of the additional expenses referred to above and the substantial decrease in revenue in 2001, the Company's selling, general and administrative expenses decreased 16% from the prior year, selling, general and administrative expenses as a percent of revenue increased to 54% in fiscal 2001 from 30% in fiscal 2000.

At December 31, 2001, there were approximately $4,182 of capitalized film production costs relating primarily to various stages of production on 26 episodes of "Cubix", 26 episodes of "Tama and Friends", 52 episodes of "Yu-Gi-Oh!" and 52 episodes of "Ultra-Man". Amortization of capitalized film costs decreased by $344 for the year ended December 31, 2001 as compared to the prior year. At December 31, 2001, the percentage of unamortized film cost expected to be amortized within the next three years is over 80%.

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

Liquidity and Capital Resources ("000")

During 2002, the Company's cash and cash equivalents and short-term investment balances decreased by $24,101 to $89,499, primarily as a result of payments made to acquire the Fox Box broadcast rights and other film rights, increases in accounts receivable and decreases in due to licensors.

Cash flows from operating activities for the years ended December 31, 2002, 2001 and 2000 were ($23,622), ($33,769) and $75,402, respectively. Working capital, consisting of current assets less current liabilities, was $114,298 as of December 31, 2002 and $106,570 as of December 31, 2001.

Cash flows from investing activities for the year ended December 31, 2002, 2001, and 2000 were ($4,251), $19,577, and ($32,454), respectively. As of December 31,
2002, the Company had approximately $10,787 invested primarily in short-term commercial paper and government obligations. During 2002, the Company purchased property and equipment of $2,619, which related to the expansion of the Company's production facility, which was comprised primarily of computer and television equipment and leasehold improvements, as compared to purchases of property and equipment of $1,554 in 2001.

Cash flows from financing activities for the years ended December 31, 2002, 2001 and 2000 were $2,068, $888 and $374, respectively. Cash flows from financing activities were generated by proceeds from the exercise of stock options by the Company's employees.

The Company's new license agreement with Fox to program the network's four hour Saturday morning children's block beginning in September 2002, requires the Company to pay an annual fee of $25,312. Under the terms of the agreement, during 2002, the Company paid Fox and certain affiliates a total of $19,301, representing a portion of the first years fee, with two additional payments of $3,162 each due in February and April 2003. Fees for each subsequent broadcast year are payable 50% in the June preceding the beginning of the broadcast year (which begins in September) with the balance of the fee for the broadcast year payable in four equal installments in September, December, February and April. Additionally, the Agreement requires the Company to establish a $25,000 Letter of Credit for the benefit of Fox, which Letter of Credit may be reduced by the Company as installments of the final year's license fee are paid. As of December 31, 2002, the Company had received a commitment for the letter of credit, but the letter of credit had not been issued pending completion of the long form agreement with Fox. Upon the issuance of the letter of credit, the Company will grant a security interest in its cash balances to the issuing bank to secure the amount of such letter of credit and will appropriately disclose these amounts as restricted cash in its financial statements. The agreement further provides that, at the Company's option, up to $10,300 of each year's fee may be paid by delivering shares of the Company's common stock. Further, the Company will incur additional costs to program the four hour block and to sell the related network advertising time. These costs will include direct programming costs to acquire, adapt and deliver programming for broadcast during the weekly four hour block as well as additional indirect costs of advertising sales, promotion and administration.

Our aggregate minimum payment obligations under various operating leases related to certain office, administrative and production facilities, and the Fox License fee are as follows:

           Year ending                            Fox
           December 31,             Leases      License       Total
                                   -------     --------     --------
               2003                 1,206       25,312       26,518
               2004                 1,402       25,312       26,714
               2005                 1,522       25,312       26,834
               2006                 1,557        6,326        7,883
               2007                 1,557           --        1,557
       2008 and thereafter          1,911           --        1,911
                                   ------      -------      -------
              Total                $9,155      $82,262      $91,417
                                   ======      =======      =======

The Company believes that existing cash and short-term investments and anticipated cash to be generated from future operations will be sufficient to meet our cash needs over the next twelve months for working capital, capital expenditures and strategic investments. However, during such period or thereafter, depending on the size and number of the projects and investments related to the growth strategy, within the children's entertainment market, the Company may seek additional financing alternatives.

Forward-looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. We may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our stockholders. Such statements may, for example, express expectations or projections about future actions that we may take, including restructuring or strategic initiatives or about developments beyond our control including changes in domestic or global economic conditions. These statements are made on the basis of management's views and assumptions as of the time the statements are made. There can be no assurance, however, that our expectations will come to pass.

Factors that may affect forward-looking statements. For the Company, a wide range of factors could materially affect future developments and performance, including the following:

Changes in Company-wide or business-unit strategies, which may result in changes in the types or mix of businesses in which the Company is involved or chooses to invest;

Changes in U.S., global or regional economic conditions, which may affect purchases of Company-licensed consumer products, the advertising market for broadcast and television programming and the performance of the Company's theatrical, music and home entertainment releases;

Increased competitive pressures, both domestically and internationally, which may, among other things, lead to increased expenses in such areas as television programming acquisition and motion picture production and marketing;

Technological developments that may affect the distribution of the Company's creative products or create new risks to the Company's ability to protect its intellectual property;

Labor disputes, which may lead to increased costs or disruption of operations in any of the Company's business units;

Changing public and consumer taste, which may among other things, affect the Company's entertainment, broadcasting and consumer products businesses generally or result in increases in broadcasting losses or loss of advertising revenue; and

International, political and military developments that may, among other things, result in increases in broadcasting costs or loss of advertising revenue.

This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Financial Statements and Supplementary Data are attached hereto.

Item 9. Changes in and Disagreements With Accountants in Accounting and Financial Disclosure

None.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, of each director of the Company and all officers and directors as a group and of the Company's equity compensation plans is incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

Item 13.  Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is Incorporated by reference to the Company's Definitive Proxy Statement on
Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

Item 14.    Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As required by new Rule 13a-14 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is included in such reports.

(b) Changes in internal controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements:

The following Consolidated Financial Statements of 4Kids Entertainment, Inc. and Subsidiaries are included in Item 8:

                                                                       Page
                                                                      Number

Independent Auditors' Report                                            F-1

Consolidated Balance Sheets - December 31, 2002 and 2001                F-2

Consolidated Statements of Income - Years Ended
December 31, 2002, 2001 and 2000                                        F-3

Consolidated Statements of Stockholders' Equity and Comprehensive
Income - Years Ended December 31, 2002, 2001 and 2000                   F-4

Consolidated Statements of Cash Flows - Years Ended
December 31, 2002, 2001 and 2000                                        F-5

Notes to Consolidated Financial Statements                          F-6 to F-24

(a) 2. and (d) Financial Statement Schedules:

All schedules have been omitted because they are inapplicable, not required, or the information is included in the financial statements or notes thereto.

(a) 3. and (c) Exhibits. See Index of Exhibits annexed hereto.

(b) Reports on Form 8-K

No reports on Form 8-K were filed in the final quarter of the Company's fiscal year ended December 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 31, 2003      4KIDS ENTERTAINMENT, INC.

By    /s/ Alfred R. Kahn
   ----------------------------
          Alfred R. Kahn,
       Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 31, 2003

   /s/ Alfred R. Kahn
-------------------------------
       Alfred R. Kahn,
   Chairman of the Board,
  Chief Executive Officer and
           Director

Date:  March 31, 2003

      /s/ Jay Emmett
-------------------------------
          Jay Emmett,
           Director

Date:  March 31, 2003

   /s/ Steven M. Grossman
-------------------------------
       Steven M. Grossman,
           Director

Date:  March 31, 2003

    /s/ Richard Block
-------------------------------
        Richard Block,
           Director

Date:  March 31, 2003

  /s/ Michael Goldstein
-------------------------------
      Michael Goldstein,
           Director

Date:  March 31, 2003

  /s/ Joseph P. Garrity
-------------------------------
      Joseph P. Garrity,
   Executive Vice President,
 Treasurer, Principal Financial
Officer, Principal Accounting
    Officer and Director

                                INDEX OF EXHIBITS

Exhibit                                                                    Page
Number                            Description                             Number
-------                           -----------                             ------

(3) (a)  Certificate of Incorporation of the Registrant, as amended (13)

    (b) By-Laws of the Registrant adopted by the Board of Directors on March 28, 1991 (2)

(4) (a)  Form of Common Stock Certificate (3)

(10)(a)  Bonus Plan of the Registrant (*) (4)

    (b)  1985 Non-Qualified Stock Option Plan, as amended (*) (4)

    (c)  1986 Stock Option Plan, as amended (*) (4)

    (d)  1992 Stock Option Plan (*) (5)

    (e)  1993 Stock Option Plan (*) (6)

    (f)  1994 Stock Option Plan (*) (10)

    (g)  1995 Stock Option Plan (*) (11)

         1996 Stock Option Plan (*) (15)

         1997 Stock Option Plan (*) (17)

         1998 Stock Option Plan (*) (18)

         1999 Stock Option Plan (*) (19)

         2000 Stock Option Plan (*) (20)

         2001 Stock Option Plan (*) (21)

         2002 Stock Option Plan (*) (22)

         Stock Option Agreement, dated June 10, 1992, between the
         Registrant and Randy O. Rissman (*) (7)

         Stock Option Agreement, dated June 10, 1992, between the
         Registrant and Gerald Rissman (*) (7)

         Agreement between Nintendo of America, Inc. and the Registrant dated December 17, 1987 (4)

         Agreement of Lease, dated March 28, 1988, between the Registrant and 1414 Americas Company (2) Amendment, dated July 8, 1994, to Agreement of Lease between the Registrant and 1414 Americas Company.

(12) Agreement of Lease, dated June 30, 1991, between the Registrant and Olympic Purdue Associates (the "Olympic Lease") (7)

    (s)  First Amendment, dated January 3, 1994, to the Olympic Lease (7)

    (t) Agreement of Lease, dated March 23, 1993, between Leisure Concepts International, Inc. and Svenska Handelsbanken (7)

    (u) Employment Agreement, dated March 12, 1991 between the Registrant and Alfred R. Kahn(*) (8)

    (v) Employment Agreement, dated June 3, 1991, between the Registrant and Joseph Garrity (*) (9)

    (w) Amendment, dated as of October 17, 1994, to the Employment Agreement between the Registrant and Joseph Garrity (*) (12)

Exhibit                                                                    Page
Number                            Description                             Number
-------                           -----------                             ------

    (x) Employment Agreement, dated January 1, 1995 between The Summit Media Group, Inc. and Sheldon Hirsch.(*) (13)

    (y) Employment Agreement, dated January 1, 1995 between The Summit Media Group, Inc. and Thomas J. Kenney. (*) (13)

    (z) Employment Agreement, dated January 9, 1996 between 4 Kids Productions, Inc. and Norman Grossfeld. (*) (13)

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

    (dd) Security Agreement, dated May 29, 1996, by and between The Summit Media Group, Inc. and Chemical Bank (16)

    (ee) Amendment, dated as of January 1, 1997, to the Employment Agreement between the Registrant and Joseph P. Garrity(*)(16)

    (ff) Amendment, dated as of January 1, 1997, to the Employment Agreement between The Summit Media Group, Inc. and Sheldon Hirsch(*)(16)

    (gg) Amendment, dated as of January 1, 1997, to the Employment Agreement between The Summit Media Group, Inc. and Thomas Kenney(*)(16)

    (hh) Amendment, dated as of February, 1997, to the Employment
         Agreement between the Registrant and Alfred R. Kahn(*)(16). (21) List of Subsidiaries of the Registrant (23) Consent of Deloitte & Touche LLP, Certified Public Accountants

    (99.1) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------
(*) Denotes a management contract or compensatory plan, contract or arrangement.

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

(18) Incorporated by reference to 1998 Proxy Statement for Annual Meeting of Shareholders held April 29, 1998.

(19) Incorporated by reference to 1999 Proxy Statement for Annual Meeting of Shareholders held April 29, 1999.

(20) Incorporated by reference to 2000 Proxy Statement for Annual Meeting of Shareholders held May 17, 2000.

(21) Incorporated by reference to 2001 Proxy Statement for Annual Meeting of Shareholders held May 23, 2001.

(22) Incorporated by reference to 2002 Proxy Statement for Annual Meeting of Shareholders held May 23, 2002.

Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Alfred R. Kahn, Chairman of the Board and Chief Executive Officer of 4Kids Entertainment, Inc., certify that:

      1. I have reviewed this annual report on Form 10-K of 4Kids Entertainment, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

                                                 By: /s/ Alfred R. Kahn
                                                     -------------------------
                                                     Alfred R. Kahn
                                                     Chairman of the Board and
                                                     Chief Executive Officer

Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Joseph P. Garrity, Executive Vice President and Chief Financial Officer of 4Kids Entertainment, Inc., certify that:

      1. I have reviewed this annual report on Form 10-K of 4Kids Entertainment, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

                                                   By: /s/ Joseph P. Garrity
                                                       ------------------------
                                                       Joseph P. Garrity
                                                       Executive Vice President
                                                       Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of 4Kids Entertainment, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of 4Kids Entertainment, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of 4Kids Entertainment, Inc. and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche, LLP
New York, New York

March 26, 2003

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001
(In thousands of dollars, except share data)
--------------------------------------------------------------------------------

ASSETS                                                                     2002          2001

CURRENT ASSETS:
  Cash and cash equivalents                                              $ 78,712     $104,445
  Investments                                                              10,787        9,155
  Accounts receivable - net                                                38,847        9,653
  Prepaid Fox broadcast fee, net of accumulated amortization
      of $9,444 in 2002                                                     9,857           --
  Prepaid/refundable income taxes                                           1,635        3,584
  Prepaid expenses and other current assets                                 3,871        4,043
                                                                         --------     --------
           Total current assets                                           143,709      130,880

PROPERTY AND EQUIPMENT - NET                                                3,853        2,099

ACCOUNTS RECEIVABLE - Noncurrent, net                                       5,733        4,662

INVESTMENT IN EQUITY SECURITIES                                               726          726

FILM AND TELEVISION COSTS                                                   5,653        4,182

DEFERRED INCOME TAXES - Noncurrent                                            917           --

OTHER ASSETS - net                                                          2,248        1,190
                                                                         --------     --------
TOTAL ASSETS                                                             $162,839     $143,739
                                                                         ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Due to licensors                                                       $  9,063     $ 16,912
  Media payable                                                             5,613        1,588
  Accounts payable and accrued expenses                                     9,776        4,215
  Deferred revenue                                                          3,976           97
  Deferred income taxes                                                       983        1,498
                                                                         --------     --------
           Total current liabilities                                       29,411       24,310

DEFERRED INCOME TAXES - Noncurrent                                             --          731
DEFERRED RENT                                                                 757          240
                                                                         --------     --------
           Total liabilities                                               30,168       25,281
                                                                         --------     --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value - authorized, 3,000,000 shares;
    none issued                                                                --           --
  Common stock, $.01 par value - authorized, 40,000,000 shares;
    issued, 13,135,008 and 12,546,708 shares in 2002 and 2001                 131          125
  Additional paid-in capital                                               40,411       33,266
  Accumulated other comprehensive income                                       72           --
  Retained earnings                                                        92,057       85,067
                                                                         --------     --------
           Total stockholders' equity                                     132,671      118,458
                                                                         --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $162,839     $143,739
                                                                         ========     ========

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(In thousands of dollars, except share data)
--------------------------------------------------------------------------------

                                                          2002           2001             2000

NET REVENUES                                          $    53,140     $    41,538     $    87,998
                                                      -----------     -----------     -----------

COSTS AND EXPENSES:
  Selling, general and administrative                      25,374          22,482          26,779
  Production service costs                                  3,375           1,423           1,315
  Amortization of television and film costs and
       Fox broadcast fee                                   14,355           1,667           2,011
                                                      -----------     -----------     -----------
           Total costs and expenses                        43,104          25,572          30,105
                                                      -----------     -----------     -----------

INCOME FROM OPERATIONS                                     10,036          15,966          57,893

INTEREST INCOME                                             1,656           4,548           6,615
                                                      -----------     -----------     -----------

INCOME BEFORE INCOME TAX
  PROVISION                                                11,692          20,514          64,508

INCOME TAX PROVISION                                        4,702           8,270          25,735
                                                      -----------     -----------     -----------
NET INCOME                                            $     6,990     $    12,244     $    38,773
                                                      ===========     ===========     ===========

PER SHARE AMOUNTS:
  Basic earnings per common share                     $      0.55     $      1.01     $      3.25
                                                      ===========     ===========     ===========

  Diluted earnings per common share                   $      0.51     $      0.92     $      2.96
                                                      ===========     ===========     ===========

  Weighted average common shares
      outstanding - basic                              12,653,102      12,163,927      11,947,217
                                                      ===========     ===========     ===========

  Weighted average common shares
      outstanding - diluted                            13,726,642      13,381,073      13,092,653
                                                      ===========     ===========     ===========

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(In thousands of dollars and shares)
--------------------------------------------------------------------------------

                                                                                                  Accumulated
                                                                        Additional                   Other
                                                     Common Stock        Paid-in      Retained   Comprehensive
                                                  Shares      Amount     Capital      Earnings       Income        Total

BALANCE, DECEMBER 31, 1999                         11,858    $    118    $ 26,774    $ 34,050      $     --      $ 60,942
  Proceeds from exercise of stock options             223           2         372          --            --           374
  Tax benefit from exercise of stock options           --          --       1,818          --            --         1,818
  Comprehensive income:
  Net income                                           --          --          --      38,773            --        38,773
                                                                                                                 --------
       Total comprehensive income                      --          --          --          --            --        38,773
                                                   ------    --------    --------    --------      --------      --------

BALANCE, DECEMBER 31, 2000                         12,081    $    120    $ 28,964    $ 72,823      $     --      $101,907
  Proceeds from exercise of stock options             466           5         883          --            --           888
  Tax benefit from exercise of stock options           --          --       3,419          --            --         3,419
  Comprehensive income:
  Net income                                           --          --          --      12,244            --        12,244
                                                                                                                 --------
       Total comprehensive income                      --          --          --          --            --        12,244
                                                   ------    --------    --------    --------      --------      --------

BALANCE, DECEMBER 31, 2001                         12,547    $    125    $ 33,266    $ 85,067      $     --      $118,458
  Proceeds from exercise of stock options             588           6       2,062          --            --         2,068
  Tax benefit from exercise of stock options           --          --       5,083          --            --         5,083
  Comprehensive income:
  Net income                                           --          --          --       6,990            --         6,990
  Translation adjustment, net of tax of $48            --          --          --          --            72            72
                                                                                                                 --------
      Total comprehensive income                       --          --          --          --            --         7,062
                                                   ------    --------    --------    --------      --------      --------

BALANCE, DECEMBER 31, 2002                         13,135    $    131    $ 40,411    $ 92,057      $     72      $132,671
                                                   ======    ========    ========    ========      ========      ========

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(In thousands of dollars)
--------------------------------------------------------------------------------

                                                                             2002           2001           2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $   6,990      $  12,244      $  38,773
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
    Depreciation and amortization                                               865            766            357
    Amortization of television and film costs and Fox broadcast fee          14,355          1,667          2,011
    Provision for doubtful accounts                                             901             --            200
    Deferred income taxes                                                    (2,163)         1,527             64
    Tax benefit on exercise of stock options                                  5,083          3,419          1,818
    Changes in operating assets and liabilities:
      Accounts receivable                                                   (31,166)         1,878         30,937
      Film and television costs                                              (6,382)        (3,421)        (3,523)
      Prepaid/refundable income taxes                                         1,949            940         (2,709)
      Prepaid Fox broadcast fee                                             (19,301)            --             --
      Prepaid expenses and other current assets                                 172         (1,876)          (965)
      Other assets - net                                                     (1,058)          (430)          (108)
      Due to licensors                                                       (7,849)       (39,884)          (239)
      Media payable                                                           4,025         (1,411)           646
      Accounts payable and accrued expenses                                   5,561         (5,003)         3,654
      Income taxes payable                                                       --         (1,977)         1,942
      Deferred revenue                                                        3,879         (2,448)         2,544
      Deferred rent                                                             517            240             --
                                                                          ---------      ---------      ---------
           Net cash (used in) provided by operating activities              (23,622)       (33,769)        75,402
                                                                          ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of investments                                    41,366         62,098             --
  Purchase of investments                                                   (42,998)       (40,241)       (31,012)
  Investment in equity securities                                                --           (726)            --
  Purchase of property and equipment                                         (2,619)        (1,554)        (1,442)
                                                                          ---------      ---------      ---------
           Net cash (used in) provided by investing activities               (4,251)        19,577        (32,454)
                                                                          ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                                     2,068            888            374
                                                                          ---------      ---------      ---------
           Net cash provided by financing activities                          2,068            888            374
                                                                          ---------      ---------      ---------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                                           72             --             --
                                                                          ---------      ---------      ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (25,733)       (13,304)        43,322

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                104,445        117,749         74,427
                                                                          ---------      ---------      ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                                    $  78,712      $ 104,445      $ 117,749
                                                                          =========      =========      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
  Income Taxes                                                            $   1,874      $   1,105      $  24,584
                                                                          =========      =========      =========

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(In thousands of dollars, except share and per share data)
--------------------------------------------------------------------------------

1.    DESCRIPTION OF BUSINESS

4Kids Entertainment, Inc., together with the subsidiaries through which the Company's businesses are conducted (the "Company"), is a diversified entertainment and media company specializing in the youth oriented market with operations in the following business segments: Licensing, Advertising Media and Broadcast, Television and Film Production/Distribution.

Licensing - The Company's wholly-owned subsidiaries, 4Kids Entertainment Licensing, Inc. ("4Kids Licensing") and 4Kids International, Ltd. ("4Kids International"), are engaged in the business of licensing the commercial rights to popular children's properties, personalities and product concepts. 4Kids Licensing typically acts as exclusive agent in connection with the grant to third parties of licenses to manufacture and sell all types of merchandise based on such properties, personalities and concepts. The licensing of these rights has been primarily in the areas of toys, electronic games, trading cards, food, toiletries, apparel, housewares, footwear and publishing rights. 4Kids Licensing also licenses merchandising rights in connection with certain television shows and motion pictures produced by the Company. 4Kids International, which is based in London, manages the Company's properties in the United Kingdom and European marketplace.

4Kids Technology, Inc., a wholly-owned subsidiary, was established in 2002 to develop ideas and concepts for licensing which integrate new and existing technologies with traditional game and toy play patterns. Websites 4Kids, Inc., a wholly-owned subsidiary, also established in 2002, specializes in website development by creating websites designed to enhance and support the marketing of children's properties represented by the Company.

Advertising Media and Broadcast - The Company, through a multi-year agreement with the Fox Broadcasting Company ("Fox"), leases Fox's Saturday morning programming block (the "Fox Box"). The Company provides all programming content to be broadcast on the Fox Box, which airs on Saturday mornings from 8am to 12pm eastern/pacific time (7am to 11am central time); and retains all of the revenue from network advertising sales for the four-hour time period. During 2002, the Company created a new wholly-owned subsidiary, 4Kids Ad Sales, Inc., to manage and account for the revenue and costs associated with the Fox Box.

The Company's wholly-owned subsidiary, The Summit Media Group, Inc. ("Summit Media"), provides media planning and buying services for clients in both print and broadcast media. Summit Media is compensated by receiving a percentage of the cost of the media it places. Summit Media also provides television distribution services for which it receives a fee based on a percentage of the license fee paid by the broadcaster or, in the case of syndicated programming, a percentage of the advertising sales generated by the program that is syndicated.

Television and Film Production/Distribution - The Company's wholly-owned subsidiary, 4Kids Productions, Inc. ("4Kids Productions"), produces and acquires animated and live-action television programs for distribution to the television, home video and theatrical markets. 4Kids Productions adapts foreign programming for the US market and also produces original animated television programming for domestic and international broadcast. Additionally, 4Kids Productions will typically produce original music compositions for use with its television and film production activities.

The Company created two additional wholly-owned subsidiaries in 2002, 4Kids Entertainment Music, Inc. ("4Kids Music"), and 4Kids Entertainment Home Video, Inc. ("4Kids Home Video"). 4Kids Music was formed to market and administer the musical operations for the Company on certain existing and newly created music associated with its television programming. 4Kids Home Video was formed to market and administer the Company's home video operations associated with its television programming.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of 4Kids Entertainment, Inc. and its wholly-owned subsidiaries after elimination of significant intercompany transactions and balances. These consolidated financial statements reflect the use of significant accounting policies, as described below and elsewhere in the notes to the consolidated financial statements. These financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

Revenue Recognition - Merchandise licensing revenues are recognized when the underlying royalties from the sales of the related products are earned. The Company recognizes guaranteed royalties at the time the arrangement becomes effective if the Company has no significant direct continuing involvement with the underlying property or obligation to the licensee. Where the Company has significant continuing direct involvement with the underlying property or obligation to the licensee, guaranteed minimum royalties are recognized ratably over the term of the license or based on sales of the related products, if greater. Licensing advances and guaranteed payments collected, but not yet earned by the Company, are classified as deferred revenue in the accompanying consolidated balance sheets.

Broadcast advertising revenues are recognized when the related commercials are aired and are recorded net of agency commissions and an appropriate reserve when advertising is sold together with a guaranteed audience delivery. Internet advertising revenues are recognized on the basis of impression views in the period the advertising is displayed. Fee-based commissions for media planning and buying services, for clients in both print and broadcast media, are recognized at the time the related media runs.

Episodic television series initially produced for networks and first-run syndication are generally licensed to domestic and foreign markets concurrently. The length of the revenue cycle for episodic television varies depending on the number of seasons a series remains in active production. Revenues arising from television license agreements are recognized in the period that the films or episodic television series are available for telecast.

Production and adaptation costs reimbursed or charged to the licensor are included in net revenue and the corresponding costs are included in production service costs in the accompanying consolidated statements of income. Production service costs included in net revenue amounted to $3,375, $1,423 and $1,315 in 2002, 2001 and 2000, respectively.

Revenues from home video and DVD sales, net of a reserve for returns, are recognized on the date that video and DVD units are shipped by the Company's distributor to wholesalers/retailers. Consistent with the practice in the home video industry, the Company estimates the reserve for returns based upon its review of historical returns rates and expected future performance.

Revenues from music sales, net of a reserve for returns, are recognized on the date units are shipped by the Company's distributor to wholesalers/retailers. In the case of musical performance revenues, the revenue is recognized when the musical recordings are broadcast and/or performed.

Advertising Expense - Advertising costs are expensed as incurred, except for costs related to the development of a property and/or animated or live-action television program commercial or media campaign which are expensed in the period in which the commercial or campaign is first presented. Advertising expenses are included in selling, general and administrative expenses on the accompanying consolidated statements of income.

Property and Equipment - Property and equipment are carried at cost, net of accumulated depreciation and amortization. Depreciation is calculated on the straight-line method based on the estimated useful lives of the assets, which range from 3 to 10 years. Amortization of leasehold improvements is computed using the straight-line method over the estimated useful lives of the related assets or, if shorter, the lease term. Costs associated with the repair and maintenance of property are expensed as incurred.

Impairment Of Long-Lived And Intangible Assets - As required by Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (which the Company adopted on January 2,
2002), the Company assesses the recoverability of long-lived assets for which an indicator of impairment exists. The recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. Fair value of long-lived assets is determined using the expected cash flows discounted at a rate commensurate with the risk involved. The Company believes that the future cash flows to be received from our long-lived assets will exceed the respective assets' carrying value, and accordingly has not recorded any impairment losses through December 31, 2002.

Cash and Cash Equivalents - All highly liquid investments with original maturities of three months or less are classified as cash and cash equivalents. The fair value of cash and cash equivalents approximates the amounts shown on the financial statements. Cash and cash equivalents consist of unrestricted cash and short-term investments. Included in cash and cash equivalents are accounts in various banks which maintain balances in excess of the Federal Deposit Insurance Corporation (FDIC) insured limit of $100 per bank. At December 31, 2002 and 2001, the excess cash amounted to a total of $61,105 and $88,800, respectively.

Prepaid Fox Broadcast Fee - The Company has capitalized the broadcast fee paid to Fox and amortized the amount over the broadcast season based on estimated advertising revenue. During 2002, the Company paid Fox and certain affiliates a total of $19,301, representing a portion of the first year fees of which $9,444 was amortized as of December 31, 2002. The remaining $9,857, representing the unamortized portion of the first broadcast season's fees paid, is included in "Prepaid Fox broadcast fee" on the accompanying consolidated balance sheets as of December 31, 2002 (see Note 12.h.).

Investments - Management determines the appropriate classification of its debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Debt securities for which the Company has both the intent and ability to hold to maturity are classified as held-to-maturity and are recorded at amortized cost. At December 31, 2002 and 2001, the Company had no investments that qualified as trading or available for sale.

At December 31, 2002 and 2001, the Company's investments in debt securities were classified as short-term investments. The Company maintains these balances principally in money market funds and commercial paper with various financial institutions. These financial institutions are located in different areas of the U.S. and Company policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative standing of those financial institutions that participate in the Company's investment strategy.

Investment in Equity Securities - During the quarter ended September 30, 2001, the Company completed its purchase of a 3% equity interest in the Pokemon Company, a closely held Japanese company, which was organized in 1998 by Nintendo Co. Ltd, Creatures, Inc. and Game Freak, Inc., the creators of "Pokemon", to manage and control all rights to "Pokemon" throughout the world. The Company accounts for this investment on the cost basis and has classified it as a noncurrent asset on the accompanying consolidated balance sheets.

Film and Television Costs - Effective January 1, 2001, the Company adopted AICPA Statement of Position ("SOP") No. 00-2, Accounting by Producers or Distributors of Films. SOP 00-2 established new accounting standards for producers and distributors of films, which resulted in changes in revenue recognition and accounting for exploitation costs, including advertising and marketing expenses and development and overhead costs. The adoption of SOP 00-2 did not have a material impact on the Company's financial position or results of operations. The Company capitalizes and amortizes the cost of production, including overhead, participations and talent residuals, for television programming using the individual-film-forecast method under which such costs are amortized for each television program in the ratio that revenue earned in the current period for such program bears to management's estimate of the total revenues to be realized from all media and markets for such program. Management regularly reviews, and revises when necessary, its total revenue estimates on a title-by-title basis, which may result in a change in the rate of amortization applicable to such title and/or a write-down of the value of such title to estimated fair value. These revisions can result in significant quarter-to-quarter and year-to-year fluctuations in film write-downs and rates of amortization. If a total net loss is projected for a particular title, the associated film and television costs are written down to estimated fair value. Effective January 1, 2001, all exploitation costs, including advertising and marketing costs, are expensed as incurred. Television adaptation and production costs that are adapted and/or produced are stated at the lower of cost, less accumulated amortization, or fair value.

Fair Value of Financial Instruments - The carrying amounts of cash and cash equivalents, accounts receivable, investments, prepaid expenses and other current assets, due to licensors, media payable, accounts payable and accrued expenses, and other liabilities approximate their fair values principally because of the short-term maturities of these instruments.

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

Comprehensive Income - The Company follows SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires companies to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet.

Foreign Currency - For the Company's international subsidiary, where the local currency is the functional currency translation gains and losses are reported as part of the accumulated other comprehensive income (loss) component of stockholders' equity as a cumulative translation adjustment, while all other transactional gains and losses are recognized in the consolidated statements of income.

Reclassifications   -  Certain  amounts  reported  for  prior  years  have  been reclassified to conform to the current year's presentation.

Concentration Of Credit Risk - Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of temporary cash investments and accounts receivable. The majority of the cash and cash equivalents are maintained with major financial institutions in the United States of America. The counterparties to the agreements relating to investment instruments consist of various United States governmental units and financial institutions of high credit standing. Credit risk on accounts receivable is minimized by the Company by performing ongoing credit evaluations of its customers' financial condition and monitoring its exposure for credit losses and maintaining allowances for anticipated losses.

Income Taxes - Deferred income taxes are recorded for the temporary differences between the financial statement and tax bases of assets and liabilities using current tax rates. Valuation allowances are established against deferred tax assets whenever circumstances indicate that it is more likely than not that such assets will not be realized in future periods.

Stock-Based Compensation - On December 31, 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. This standard amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method (expense treatment) of accounting for stock-based employee compensation. This standard also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure requirements of this statement as of December 31, 2002. Should the Company elect to utilize the fair value based method for its stock-based compensation in the future, it must adopt the remaining provisions of SFAS No. 148.

The Company accounts for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). Under FASB Interpretation 44, Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB No. 25, outside directors are considered employees for purposes of applying APB No. 25 if they are elected by shareholders. Consequently, no compensation expense for employees and directors is recognized.

The following table illustrates the pro forma effect on net income and net income per basic and diluted shares had the Company applied the fair value recognition provisions of Statement No. 123 for the years ended December 31, 2002, 2001 and 2000. See Note 9 for the assumptions used to compute the pro forma amounts.

                                          2002          2001           2000

Net income as reported                 $   6,990     $   12,244     $   38,773

Deduct stock-based employee
 compensation expense determined
 under fair value based method
 for all awards, net of tax                2,795          1,276            984
                                       ---------     ----------     ----------
Pro forma net income                   $   4,195     $   10,968     $   37,789
                                       =========     ==========     ==========
Net income per share:
Reported
   Basic                               $    0.55     $     1.01     $     3.25
   Diluted                             $    0.51     $     0.92     $     2.96
Pro forma
   Basic                               $    0.33     $     0.90     $     3.16
   Diluted                             $    0.31     $     0.82     $     2.89

Recently Issued Accounting Pronouncements - Costs Associated with Exit or Disposal Activities. In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Such standard requires costs associated with exit or disposal activities (including restructurings) to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 nullifies Emerging Issue Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The provisions of this standard are effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of this standard will have a material impact on the Company's financial statements.

Guarantees - In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Such Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation apply to guarantees issued or modified after December 31, 2002. The disclosure provisions of this Interpretation are effective for financial statements with annual periods ending after December 15, 2002. The Company does not believe that the adoption of this standard will have a material impact on its financial position or results of operations.

Consolidation  of Variable  Interest  Entities - On January 17,  2003,  the FASB
issued Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities. Such Interpretation addresses consolidation of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as special purpose entities. The Interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. It also provides guidance related to the initial and subsequent measurement of assets, liabilities and noncontrolling interests in newly consolidated variable interest entities and requires disclosures for both the primary beneficiary of a variable interest entity and other beneficiaries of the entity. FIN No. 46 is effective for newly created Variable Interest Entities beginning February 1, 2003 and for existing Variable Interest Entities as of the third quarter of 2003. The Company does not expect this interpretation to have any impact on its financial position or results of operations.

3.    INVESTMENTS

Short-term investments consisted of the following as of:

                                             December 31,
                                  2002                          2001
                      Amortized Cost  Fair Value    Amortized Cost   Fair Value

Held-to-maturity:
  Commercial paper       $   795       $   795         $ 6,874        $ 6,874
  Treasury bills           9,992         9,994              --             --
  Corporate bonds             --            --           2,281          2,254
                         -------       -------         -------        -------
                         $10,787       $10,789         $ 9,155        $ 9,128
                         =======       =======         =======        =======

4.    ACCOUNTS RECEIVABLE AND MEDIA PAYABLE/DUE TO LICENSORS

Generally, licensing contracts provide for the Company to collect, on behalf of the licensor, royalties from the licensees. The Company records as accounts receivable only its proportionate share of such earned royalties.

Due to licensors represents amounts collected by the Company on behalf of licensors, which are generally payable to such licensors after the close of each calendar quarter.

Additionally, accounts receivable include amounts due from customers for advertising revenue earned from airing commercial spots on the Fox Box, as well as amounts due from clients for earned commissions and the cost of related media placed on their behalf in circumstances where the Company is making the payment for the client for such media. In such circumstances, the Company will record a corresponding liability for media payable.

Accounts receivable consisted of the following as of:

                                                             December 31,
                                                        2002             2001

Gross accounts receivable                             $ 46,002         $ 14,836
Allowance for doubtful accounts                         (1,422)            (521)
                                                      --------         --------
                                                        44,580           14,315
Less long-term portion                                   5,733            4,662
                                                      --------         --------
                                                      $ 38,847         $  9,653
                                                      ========         ========

5.    FILM AND TELEVISION COSTS

Film and television costs consisted of the following as of:

                                                            December 31,
                                                       2002              2001

Opening balance                                      $  4,182          $  2,428
Additions                                               6,382             3,421
                                                     --------          --------
                                                       10,564             5,849
Amortization                                           (4,911)           (1,667)
                                                     --------          --------
Ending Balance                                       $  5,653          $  4,182
                                                     ========          ========

Development/Preproduction                            $    132          $  1,277
Production                                              2,221               973
Completed not released                                  2,267               216
Completed released                                      1,033             1,716
                                                     --------          --------
                                                     $  5,653          $  4,182
                                                     ========          ========

Amortization of capitalized film and television costs were $4,911, $1,667 and $2,011 in 2002, 2001 and 2000, respectively. Amortization expense for 2002 includes a write-down of certain film and television costs of $462. Based on management's ultimate revenue estimates as of December 31, 2002, approximately 43% of the total completed and unamortized film and television costs are expected to be amortized during 2003, and over 80% of the total completed and unamortized film and television costs are expected to be amortized during the next three years.

6.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

                                                                December 31,
                                                            2002           2001

Computer equipment and software                            $2,906         $1,462
Office furniture and fixtures                                 758            689
Leasehold improvements                                      2,456          1,435
Office equipment                                              215            130
                                                           ------         ------
                                                            6,335          3,716
Less accumulated depreciation and
  amortization                                              2,482          1,617
                                                           ------         ------

                                                           $3,853         $2,099
                                                           ======         ======

7.    REVENUES/MAJOR CUSTOMERS

Licensing   commission  revenues  included  in  the  accompanying   consolidated
statements of income are net of licensor participations of approximately $29,337, $67,272 and $183,030 in 2002, 2001 and 2000, respectively.

The percentages of revenue from major properties and customers/licensees are as follows:

                                                       Years Ended December 31,
                                                        2002     2001     2000

Percentage of revenue derived from major
  properties (revenue in excess of 10 percent
  of total revenue)                                      64%      66%      95%

Number of major properties                                2        1        1

Percentage of revenue derived from major
  customers/licensees (revenue in excess of
  10 percent of total revenue)                           40%      26%      53%

Number of major customers/licensees                       2        2        2

As  of  December  31,  2002  and  2001,   accounts  receivable  due  from  major
customers/licensees listed above represented 44% and 52% of the Company's total accounts receivable, respectively.

8.    INCOME TAXES

The Company has provided for deferred income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," whereby deferred income taxes are determined based upon the enacted income tax rates for the years in which these taxes are estimated to be payable or recoverable. Deferred income taxes arise from temporary differences resulting from a difference between the tax basis of an asset or liability and its reported amount in the financial statements.

The income tax provision (benefit) includes the following as of:

                                                  Years Ended December 31,
                                         2002              2001            2000

Current:
  Federal                               $ 5,141          $ 4,886         $18,214
  State and local                         1,714            1,543           5,480
  Foreign                                    10              314           1,977
                                        -------          -------         -------
                                          6,865            6,743          25,671
                                        -------          -------         -------
Deferred:
  Federal                                (1,738)           1,304              55
  State and local                          (425)             223               9
                                        -------          -------         -------
                                         (2,163)           1,527              64
                                        -------          -------         -------
                                        $ 4,702          $ 8,270         $25,735
                                        =======          =======         =======

The provision for taxes as reported is different than the tax provision computed by applying the statutory Federal rate of 35 percent. The differences are as follows:

                                                    Years Ended December 31,
                                                 2002        2001        2000

Income before income tax provision             $ 11,692    $ 20,514    $ 64,508
                                               ========    ========    ========

Provision at the statutory Federal rate        $  4,092    $  7,180    $ 22,578

Provision for state and local income
  taxes net of Federal income tax benefit           773       1,136       3,568

Effect of foreign tax rate                            6         (52)       (329)

Other                                              (169)          6         (82)
                                               --------    --------    --------

                                               $  4,702    $  8,270    $ 25,735
                                               ========    ========    ========

Income tax benefits, which related to the exercise of nonqualified stock options, reduced current taxes payable and increased additional paid-in capital by approximately $5,083, $3,419 and $1,818 in 2002, 2001 and 2000, respectively.

The components of the deferred tax balances at December 31, 2002 and 2001 are as follows:

                                                             2002       2001

Deferred income taxes - current:
  Commissions not currently recognized for
  tax reporting purposes                                   $(1,577)   $(1,522)
  State and Local taxes deductible for tax reporting            --       (357)
  Provision for doubtful accounts not currently
   deductible for tax reporting purposes                       594        214
  Other                                                         --        167
                                                           -------    -------

                                                           $  (983)   $(1,498)
                                                           =======    =======

                                                             2002       2001

Deferred income taxes - noncurrent:
  Commissions not currently recognized for tax
   reporting purposes                                      $    --    $(1,211)
  Film and televsion costs valuation adjustment
   not currently deductible for tax reporting purposes         514        255
  Depreciation and amortization not currently deductible
   for tax reporting purposes                                  196        120
  Straight-line rent not currently deductible for
   tax reporting purposes                                      207        105
                                                           -------    -------

                                                           $   917    $  (731)
                                                           =======    =======

The Company has determined that earnings through 2002 of approximately $3,938 of its foreign subsidiary will remain invested overseas for the indefinite future and, accordingly, no deferred tax liability has been recognized. It is impractical to determine the ultimate tax effects of remittance of these earnings.

9.    STOCK OPTIONS

The Company has various stock option plans (the "Plans"). Options may be exercised for a period of not more than ten years after the date of grant. Unless otherwise determined by the Company's Compensation Committee or by contract with the recipient of the stock option grant, each option is immediately exercisable with respect to 50 percent of the shares subject to the option and becomes exercisable with respect to the other 50 percent on the first anniversary of the date of grant. Certain of the Plans permit the Committee to grant nonqualified options, with an exercise price of not less than 85 percent of the fair market value of the common stock; all other options must be at 100 percent of the fair market value.

The weighted average fair value of options granted was $7.97, $9.46, and $28.38 during 2002, 2001 and 2000, respectively. The fair value of the options granted during 2002, 2001 and 2000 are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0% for all years, volatility of 48%, 56% and 124% for 2002, 2001 and 2000, respectively, risk-free interest rate of 2.16%, 4.81% and 4.40% for 2002, 2001 and 2000, respectively, and an expected life of four years, three years, and three years for 2002, 2001, and 2000, respectively, based on the expected life of the options giving consideration to past experience and current stock price levels.

The Company has outstanding stock options as follows:

                                                                                           Weighted
                                                                                           Average
                                                                 Exercise Price            Exercise
                                           Options                 Per Share                Price

Outstanding at December 31, 1999          2,524,738          $ 0.458   -   $33.281         $ 4.500
                                          ---------          -------       -------         -------

Options granted                              50,000           28.375   -    28.375          28.375
Options exercised                          (222,738)           0.458   -    10.313           1.680
                                          ---------          -------       -------         -------

Outstanding at December 31, 2000          2,352,000            0.458   -    33.281           5.278
                                          ---------          -------       -------         -------
Exercisable at December 31, 2000          2,327,000            0.458   -    33.281           5.030
                                          ---------          -------       -------         -------

Options granted                             738,000            8.938   -    19.760           9.457
Options exercised                          (466,215)           0.458   -     8.938           1.904
                                          ---------          -------       -------         -------

Outstanding at December 31, 2001          2,623,785            0.771   -    33.281           7.054
                                          ---------          -------       -------         -------
Exercisable at December 31, 2001          2,329,785            0.771   -    33.281           6.734
                                          ---------          -------       -------         -------

Options granted                             596,500           15.550   -    27.150          19.986
Options exercised                          (588,300)           0.912        20.030           3.517
Options cancelled                           (35,000)          19.760   -    33.281          31.350
                                          ---------          -------       -------         -------

Outstanding at December 31, 2002          2,596,985            0.771   -    33.281          10.561
                                          =========          =======       =======         =======

Exercisable at December 31, 2002          2,376,235          $ 0.771   -   $33.281         $ 9.687
                                          =========          =======       =======         =======

Under the Company's various stock option plans, options to purchase 610,500 shares of the Company's common stock were available at December 31, 2002 for future issuance.

                                      Options Outstanding                  Options Exercisable
                          ------------------------------------------    -------------------------
                                                           Weighted                    Weighted
                            Number      Weighted Average    Average       Number       Average
        Range of          Outstanding       Remaing        Exercise     Exercisable    Exercise
     Exercise Prices      at 12/31/02   Contractual Life     Price      at 12/31/02      Price

$  0.7710  -  $  3.3281    1,197,300          2.4          $  1.8734     1,197,300     $  1.8734
$  6.6564  -  $  9.9844      489,185          3.0          $  8.9375       489,185     $  8.9375
$  9.9845  -  $ 13.3125       34,000          6.4          $ 10.3125        34,000     $ 10.3125
$ 13.3126  -  $ 16.6407       10,000          9.1          $ 15.5500         5,000     $ 15.5500
$ 16.6408  -  $ 19.9688       72,500          4.6          $ 18.5079        57,500     $ 18.4178
$ 19.9689  -  $ 23.2969      531,500          4.0          $ 20.0316       334,500     $ 20.0313
$ 23.2970  -  $ 26.6250       15,000          8.6          $ 24.7700        15,000     $ 24.7700
$ 26.6251  -  $ 29.9532       57,500          2.4          $ 28.2152        53,750     $ 28.2895
$ 29.9533  -  $ 33.2813      190,000          4.6          $ 33.2813       190,000     $ 33.2813
                           ---------                                     ---------
                           2,596,985                                     2,376,235     $  9.6870
                           =========                                     =========

10.   EARNINGS PER SHARE

The Company applies SFAS No. 128, Earnings per Share which requires the computation and presentation of earnings per share ("EPS") to include basic and diluted EPS. Basic EPS is computed based solely on the weighted average number of common shares outstanding during the period. Diluted EPS reflects all potential dilution of common stock. The following table reconciles Basic EPS with Diluted EPS for the three years ended December 31, 2002.

                                                    Year Ended 2002
                                       Net Income        Shares       Per Share

Basic earnings per share -
  Income available to common
    shareholders                       $    6,990      12,653,102      $0.55

Effect of dilutive security:
  Stock options                                         1,073,540      (0.04)
                                       ----------      ----------      -----

Diluted earnings per share             $    6,990      13,726,642      $0.51
                                       ==========      ==========      =====

                                                    Year Ended 2001
                                       Net Income        Shares       Per Share

Basic earnings per share -
  Income available to common
    shareholders                       $   12,244      12,163,927      $1.01

Effect of dilutive security:
  Stock options                                --       1,217,146      (0.09)
                                       ----------      ----------      -----

Diluted earnings per share             $   12,244      13,381,073      $0.92
                                       ==========      ==========      =====

                                                     Year Ended 2000
                                       Net Income        Shares       Per Share

Basic earnings per share -
  Income available to common
    shareholders                       $   38,773      11,947,217      $3.25

Effect of dilutive security:
  Stock options                                --       1,145,436      (0.29)
                                       ----------      ----------      -----

Diluted earnings per share             $   38,773      13,092,653      $2.96
                                       ==========      ==========      =====

For the years ended December 31, 2002, 2001 and 2000, approximately 256,000, 287,000 and 270,000 shares, respectively, attributable to the exercise of outstanding options, were excluded from the calculation of diluted EPS because the effect was antidilutive. No adjustments with respect to these shares were made to net income in the computation of EPS.

11.   DEFINED CONTRIBUTION PLAN

The Company participates in a 401(k) plan covering substantially all employees. Benefits vest based on number of years of service. The Company's policy is to match 25% of an employee's contributions, up to 6.0% of an employee's annual salary. Contributions to the plan by the Company amounted to approximately $89, $62 and $42 for the years ended December 31, 2002, 2001 and 2000, respectively.

12.   COMMITMENTS AND CONTINGENCIES

a. Bonus Plan - Bonuses under the Bonus Plan are based upon an amount of up to 10 percent of pretax profits. Key officers and employees, as designated by the Board of Directors, can be included in the Bonus Plan. For the year ended December 31, 2002, the Chairman and CEO of the Company, along with three officers, voluntarily reduced the entire amount of their bonus compensation. The reduction amounted to approximately $1,169 from the amount they would otherwise have been entitled to receive for 2002 under their employment agreements. For 2001 and 2000, the Board of Directors, under the Bonus Plan, awarded the Chairman and CEO of the Company approximately $370 and $7,561, respectively. An additional amount of approximately $907 and $1,890 under the Bonus Plan was granted to employees in 2001 and 2000, respectively.

b. Leases - The Company leases certain office, administration and production facilities. Commitments for minimum rentals, not including common charges, under non-cancellable leases at the end of 2002 are as follows :

      Year Ending
      December 31,                                             Amount

      2003                                                     $ 1,206
      2004                                                       1,402
      2005                                                       1,522
      2006                                                       1,557
      2007                                                       1,557
      2008 and thereafter                                        1,911
                                                               -------
                                                               $ 9,155
                                                               =======

      Rent expense for all operating leases charged against earnings amounted to $1,587, $1,477, and $600 in 2002, 2001 and 2000, respectively.

c. Litigation - (i) Imber v. Nintendo, et al. In September 1999, the Company was named as a defendant in a lawsuit filed in the United States District Court for the Southern District of California. Also named as defendants in this lawsuit are Nintendo of America Inc. and Wizards of the Coast, Inc. The lawsuit, purportedly brought on behalf of a class of all persons who purchased Pokemon trading cards, challenged longstanding practices in the trading card industry, including the practice of randomly inserting premium cards in packages of Pokemon cards. The lawsuit claimed that these practices constitute illegal gambling activity in violation of California and federal law, including the Federal Racketeer Influenced and Corrupt Organization Act ("RICO") and sought an unspecified amount of monetary damages.

      On April 18, 2000, the United States District Court issued an Order to Show Cause in the lawsuit (and in a number of other lawsuits making similar allegations concerning other types of trading cards) requiring the plaintiffs in all of the cases to show cause why the cases should not be dismissed for lack of standing. On June 21, 2000, the United States District Court dismissed the RICO claims with prejudice and all other claims without prejudice. Plaintiffs appealed the June 21, 2000 dismissal to the United States Court of Appeals for the Ninth Circuit. On August 20, 2002, the United States Court of Appeals for the Ninth Circuit affirmed the United States District Court's dismissal of the RICO claims with prejudice, and all other state law claims without prejudice.

      (ii) Morrison v. Nintendo, et al. On March 29, 2000, Morrison Entertainment Group, Inc., filed suit in the United States District Court for the Central District of California against Nintendo of America Inc., 4Kids Entertainment, Inc., and Leisure Concepts, Inc. The suit alleged that the Pokemon trademark infringes upon the Plaintiff's "Monster in my Pocket" trademark. The complaint also alleged trademark dilution, unfair competition, and a breach of implied contract. The complaint sought injunctive relief as well as monetary damages. On August 6, 2001, the United States District Court granted summary judgment dismissing the suit. Plaintiff appealed the dismissal of the case by the U.S. District Court. On February 4, 2003, the United States Court of Appeals for the Ninth Circuit affirmed the decision by the United States District Court to dismiss the suit.

      The Company believes these litigations will not have a material adverse effect on the Company's financial condition or results of operations.

      The Company from time to time is involved in litigation arising in the ordinary course of its business. The Company does not believe that such litigation to which the Company or any subsidiary of the Company is a party or of which any of their property is the subject will, individually or in the aggregate, have a material adverse effect on the Company's financial position or the results of its operations.

d. Key Man Clause - Under the terms of the Company's representation agreements (the "Agreements") with Pokemon USA, Inc. ("PUI") with respect to the Pokemon property and Nintendo of America, Inc. ("NOA") with respect to the Nintendo properties, in the event that Mr. Alfred Kahn, the Chairman and CEO becomes unavailable due to death, disability, termination or a major change of duties and an acceptable replacement for Mr. Kahn is not found within a specified period of time, or there is a change in control of the Company resulting in a major change of duties for Mr. Kahn, PUI and NOA have the option to terminate their respective agreements with the Company. The Company would, however, continue to be paid on license agreements in place at the time such options were exercised.

e. Employment Contracts - The Company has employment agreements and arrangements with its executive officers and certain management personnel. The agreements generally continue until terminated by the executive or the Company, and provide for severance payments under certain circumstances. The majority of the agreements and arrangements provide the employees with certain additional rights after a Change of Control (as defined) of the Company occurs. The agreements include a covenant against competition with the Company which extends for a period of time after termination for any reason. As of December 31, 2002, if all of the employees under contract were terminated by the Company without good cause or following a Change of Control, (as defined) under these contracts, the Company's liability would be approximately $10,766.

      These employment agreements provide for an aggregate minimum annual base compensation of $2,280 expiring on various dates through 2007.

f. Deferred Revenue - Music Publishing - In July 2002, 4Kids Music granted a right to receive a 50% interest in the Company's net share of the music revenues from currently existing music produced by the Company for its television programs (excluding Pokemon)("Current Music Assets") to an unaffiliated third party in an arms length transaction for $3,000. Further, the Company agreed to grant a right to receive a 50% interest in the Company's net share of music revenues from future music to be produced by the Company for its television programs (excluding Pokemon) (" Future Music Assets") to the same third party for $2,000. In consideration of the grant of Future Music Assets, the Company will receive $750 in each of June 2003 and 2004 and $500 in June 2005.

      The Company will defer all amounts received or to be received under the contract, and will recognize revenue as the Current Music Assets and Future Music Assets generate revenue over the contract term. Notwithstanding the foregoing, as of the date when the Company has delivered all of the Future Music Assets required under the contract, any portion of the $5,000 that remains deferred and not recognized, will be recognized as revenue. Pursuant to the above, the Company recognized revenue of $314 of the initial $3,000 for the year ended December 31, 2002 and has included $2,686 as deferred revenue in the accompanying consolidated balance sheets.

      Home Video - In May 2002, 4Kids Home Video, entered into an agreement with an unaffiliated third party home video distributor (the "Video Distributor"), pursuant to which 4Kids Home Video provides ongoing advertising, marketing and promotional services with respect to certain home video titles, that are owned or controlled by the Company and which are distributed by the Video Distributor. The Video Distributor has paid the Company an advance of $1,300 against 4Kids Home Video's share of the service fee proceeds to be realized by 4Kids Home Video from such titles. Pursuant to the above, the Company recognized revenue of $713 for the year ended December 31, 2002 and has included $587 as deferred revenue in the accompanying consolidated balance sheets.

      Other Agreements - In addition, the Company entered into other agreements for various properties in which the Company has received certain advances and/or minimum guarantees. Accordingly, as of December 31, 2002 the unearned portion of these advances and guaranteed payments was $703 and is included in deferred revenue on the accompanying consolidated balance sheets.

g. Master Toy Licensee - 4Kids Licensing, a wholly-owned subsidiary of the Company, is the exclusive Merchandise Licensing Agent for the "Pokemon" property outside Asia. The master toy licensee ("Licensee") for the "Pokemon" property and The Pokemon Company LLC, (the assignee of certain rights and obligations of Nintendo of America Inc. with respect to the "Pokemon" property) entered into an agreement (the "Agreement") effective January 1, 2001.

      Under the terms of the Agreement, Licensee will pay a minimum royalty for the period starting January 1, 2001 and ending December 31, 2003. If all of the conditions under the Agreement are met and the full amount of the minimum guaranteed royalties are paid by Licensee, the Company's share would be not less than $7,500 over the period of the Agreement. During each of the years ended December 31, 2002 and 2001 the Company earned royalties relating to minimum guarantees under this agreement of $2,500.

      Additionally, under the Agreement, including the advance paid in April 2000, are non-refundable and non-recoupable against any future royalties. Accordingly, approximately $2,300 of deferred revenue at December 31, 2000 was recognized as revenue in the quarter ended March 31, 2001.

h. Fox Broadcast Agreement - In January 2002, the Company entered into a multi-year agreement with Fox to lease the Fox Box. The Company is providing all programming content for the Fox Box and commenced doing so with the September 2002 broadcast year. The agreement has an initial term of four broadcast years, with the Company having the option to extend the term for up to two additional broadcast years. 4Kids will pay a fee of $25,312 for each broadcast year during the initial term of the agreement.

      The agreement provided for 50% of the fee for the first broadcast season to be paid within ten days of the execution of the short form agreement in February, 2002, with the balance of the fee for the first broadcast season to be paid in four equal installments in the following September 2002, December 2002, February 2003 and April, 2003 of the broadcast year. All payments required to be made on or prior to March 31, 2003 have been made.

      The cost of the Fox Box has been and will be capitalized and amortized over the broadcast season based on estimated advertising revenue.

      During 2002, the Company paid Fox and certain affiliates a total of $19,301, representing a portion of the first year fees of which $9,444 was amortized as of December 31, 2002. The remaining $9,857 representing the unamortized portion of the first broadcast season's fee paid is included in "Prepaid Fox broadcast fee" on the accompanying consolidated balance sheets as of December 31, 2002. Fees for each subsequent broadcast year are payable 50% in the June preceding the beginning of the broadcast year (which is September) with the balance of the fee for the broadcast year payable in four equal installments in the following September, December, February and April. Additionally, the agreement required the Company to establish a $25,000 letter of credit for the benefit of Fox, which letter of credit may be reduced by the Company as installments of the final year's fee are paid. As of December 31, 2002, the Company had received a commitment for the letter of credit, but the letter of credit had not been issued pending completion of the long form agreement with Fox. Upon the issuance of the letter of credit, the Company will grant a security interest in its cash balances to the issuing bank to secure the amount of such letter of credit and will appropriately disclose these amounts as restricted cash in its financial statements.

      The agreement further provides that, at the Company's option, up to $10,300 of each year's fee may be paid by delivering shares of the Company's common stock. Over the initial four year term of the agreement, the Company will pay Fox an aggregate fee of $101,250. Further, the Company will incur additional costs to program the four hour block and to sell the related network advertising time. These costs will include direct programming costs to acquire, adapt and deliver programming for broadcast during the weekly four hour block as well as additional indirect costs of advertising sales, promotion and administration.

      The Company's ability to recover the cost of its fees payable to Fox will depend on the popularity of the television programs the Company broadcasts on the Fox Box and the general market demand and pricing of advertising time for Saturday morning children's broadcast television. The popularity of such programs impacts audience levels and the level of the network advertising rates that the Company can charge. Additionally, the success of merchandise licensing programs and home video sales based on such television programs broadcast on the Fox Box is dependent on consumer acceptance of the properties. If the Company estimates that it will be unable to generate sufficient future revenue from advertising sales, home video sales and merchandising licensing at levels to cover the cost of its contractual obligation to Fox, the Company would record a charge to earnings to reflect an expected loss on the Fox agreement in the period in which the deficiency or factors affecting the recoverability of the fee payable become known. The Company will be required to make certain assumptions and estimates about future events such as advertising rates and audience viewing levels in evaluating its ability to recover the cost of the Fox fee. Such estimates and assumptions are subject to market forces and factors beyond the control of the Company and are inherently subject to change.

      There can be no assurance that the Company will be able to recover the full cost of the Fox fee and in the event it cannot, it would record the resulting charge to earnings to reflect an expected loss on the Fox fee, which could be significant.

i. Contractual Arrangements - During the normal course of business, the Company may enter into various agreements with third parties to license, acquire, distribute, broadcast, develop and/or promote properties. The terms of these agreements will vary based on the services and/or properties included within the agreement, as well as, geographic restrictions, duration, property and exploitation rights, and various other terms. The effect of these agreements could be material to the Company's financial condition and results of operations.

13.   SEGMENT AND RELATED INFORMATION

The Company applies SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company has three reportable segments; (i) Licensing, (ii) Advertising Media and Broadcast, and (iii) Television and Film Production/Distribution. The Company's reportable segments are strategic business units, which, while managed separately, work together as a vertically integrated entertainment company.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company does not have any inter-segment sales. The Company's management regularly evaluates the performance of each segment based upon its net revenues, profit and loss after all expenses, including amortized film and television costs, the Fox Box broadcast fee and interest income.

The Company periodically reviews its operating segments, and as such, evaluates the relevance and appropriateness of each of its reportable segments. During the quarter ended September 30, 2002, management reviewed the Company's operating segments, as they relate to current operations and in accordance with the Company's internal management structure. In response to this evaluation, the Company revised its operating segments to reflect a more appropriate measure of evaluating the operating performance of its reportable segments. These revisions have been reflected in the 2002 disclosure, with all previously reported amounts reclassified to conform to the current presentation.

                                          Advertising    TV and Film
                                           Media and     Production/
                               Licensing   Broadcast     Distribution     Total

2002:
  Net revenues                 $ 28,937    $ 11,200       $ 13,003      $ 53,140
  Amortization of televsion
    and film costs and Fox
    broadcast fee                    --       9,444          4,911        14,355
  Segment profit (loss)          16,862      (6,613)         1,443        11,692
  Segment assets                121,442      26,417         14,980       162,839
  Interest income                 1,619          37             --         1,656

2001:
  Net revenues                 $ 28,146    $  3,029       $ 10,363      $ 41,538
  Amortization of television
    and film costs                   --          --          1,667         1,667
  Segment profit                 15,929         789          3,796        20,514
  Segment assets                126,434       8,984          8,321       143,739
  Interest income                 4,358         190             --         4,548

2000:
  Net revenues                 $ 65,111    $  2,488       $ 20,399      $ 87,998
  Amortization of television
    and film costs                   --          --          2,011         2,011
  Segment profit  (loss)         51,768        (904)        13,644        64,508
  Segment assets                160,788       6,798          8,558       176,144
  Interest income                 6,461         154             --         6,615

Additionally, through the Company's London office and network of international subagents, which allow it to license its properties throughout the world, the Company recognized approximately

$3,161, $5,772 and $9,446 in net revenue from international sources, primarily in Europe for 2002, 2001 and 2000, respectively.

14.   SUMMARIZED QUARTERLY DATA (UNAUDITED):

Following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001:

                                                  Fiscal Quarter
                                  First     Second    Third    Fourth     Total
2002:
  Net revenues                   $ 6,961   $ 8,178   $12,100   $25,901   $53,140
  Income from operations           2,150     1,644     3,011     3,231    10,036
  Net earnings                     1,554     1,227     1,963     2,246     6,990
  Basic earnings per share       $  0.12   $  0.10   $  0.16   $  0.17   $  0.55
  Diluted earnings per share     $  0.11   $  0.09   $  0.14   $  0.16   $  0.51

2001:
  Net revenues                   $12,264   $ 9,148   $ 9,876   $10,250   $41,538
  Income from operations           7,401     4,292     1,451     2,822    15,966
  Net earnings                     5,290     3,259     1,495     2,200    12,244
  Basic earnings per share       $  0.44   $  0.27   $  0.12   $  0.18   $  1.01
  Diluted earnings per share     $  0.40   $  0.24   $  0.11   $  0.16   $  0.92

                                     ******