Form 10-Q
period 2003-03-31
4 KIDS ENTERTAINMENT INC
filed 2003-05-15
CIK 58592

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 0-7843

4Kids Entertainment, Inc. (Exact name of Registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-2691380 (I.R.S. Employer Identification No.)

1414 Avenue of the Americas New York, New York 10019 (212) 758-7666 (Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

At May 12, 2003, the number of shares outstanding of the Registrant’s common stock, par value $.01 per share, was 13,135,008.

4Kids Entertainment, Inc. and Subsidiaries

Table of Contents

	Page #
Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2003 (Unaudited) and December 31, 2002	2

	Consolidated Statements of Income for the three months ended March 31, 2003 and 2002 (Unaudited)	3

	Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002 (Unaudited)	4

	Notes to Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Controls and Procedures	19

Part II—OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	20

Signatures and Certifications		21

Part I-FINANCIAL INFORMATION
Item 1. Financial Statements
4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share data)

ASSETS	March 31, 2003 (Unaudited)	December 31, 2002
CURRENT ASSETS:
Cash and cash equivalents	$ 85,579	$ 78,712
Investments	14,329	10,787
Accounts receivable - net	29,402	38,847
Prepaid Fox broadcast fee - net	8,011	9,857
Prepaid/refundable income taxes	-	1,635
Advances to licensors	3,132	1,617
Prepaid expenses and other current assets	3,569	2,254

Total current assets	144,022	143,709

PROPERTY AND EQUIPMENT - net	3,719	3,853

ACCOUNTS RECEIVABLE - Noncurrent, net	3,971	5,733

INVESTMENT IN EQUITY SECURITIES	726	726

FILM AND TELEVISION COSTS - Noncurrent, net	6,921	5,653

DEFERRED INCOME TAXES - Noncurrent	1,051	917

OTHER ASSETS - net	2,375	2,248

TOTAL ASSETS	$ 162,785	$ 162,839

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Due to licensors	$ 8,194	$ 9,063
Media payable	935	5,613
Accounts payable and accrued expenses	11,559	9,776
Income taxes payable	531	-
Deferred revenue	4,495	3,976
Deferred income taxes	643	983

Total current liabilities	26,357	29,411

DEFERRED RENT	824	757

Total liabilities	27,181	30,168

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY

Preferred stock, $.01 par value - authorized, 3,000,000 shares; none issued	-	-
Common stock, $.01 par value - authorized, 40,000,000 shares; issued, 13,135,008 shares in 2003 and 2002	131	131
Additional paid-in capital	40,411	40,411
Accumulated other comprehensive income	35	72
Retained earnings	95,027	92,057

Total stockholders’ equity	135,604	132,671

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 162,785	$ 162,839

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands of dollars, except share data)

	Three Months Ended
	March 31, 2003	March 31, 2002
NET REVENUES	$ 20,978	$ 6,961

COSTS AND EXPENSES:
Selling, general and administrative	7,316	4,468
Production service costs	1,920	123
Amortization of television and film costs and
Fox broadcast fee	7,116	220

Total costs and expenses	16,352	4,811

INCOME FROM OPERATIONS	4,626	2,150

INTEREST INCOME	324	477

INCOME BEFORE INCOME TAX PROVISION	4,950	2,627

INCOME TAX PROVISION	1,980	1,073

NET INCOME	$ 2,970	$ 1,554

PER SHARE AMOUNTS:
Basic earnings per common share	$ 0.23	$ 0.12

Diluted earnings per common share	$ 0.21	$ 0.11

Weighted average common shares outstanding - basic	13,135,008	12,576,340

Weighted average common shares outstanding - diluted	13,899,630	13,639,169

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands of dollars)

	Three Months Ended
	March 31, 2003	March 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 2,970	$ 1,554
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	317	136
Amortization of television and film costs and Fox broadcast fee	7,116	343
Provision for doubtful accounts	50	—
Deferred income taxes	(474)	—
Tax benefit on exercise of stock options	—	317
Changes in operating assets and liabilities:
Accounts receivable	11,157	(4,104)
Film and television costs	(3,374)	(735)
Prepaid/refundable income taxes	1,635	724
Prepaid Fox broadcast fee	(3,164)	(12,656)
Advances to licensors	(1,515)	(719)
Prepaid expenses and other current assets	(1,315)	367
Other assets - net	(127)	(48)
Due to licensors	(869)	(10,561)
Media payable	(4,678)	(442)
Accounts payable and accrued expenses	1,783	(361)
Income taxes payable	531	—
Deferred revenue	519	101
Deferred rent	67	—

Net cash provided by (used in) operating activities	10,629	(26,084)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investments	21,569	9,155
Purchase of investments	(25,111)	(10,893)
Purchase of property and equipment	(183)	(270)

Net cash used in investing activities	(3,725)	(2,008)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	107

Net cash provided by financing activities	—	107

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(37)	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,867	(27,985)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	78,712	104,445

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 85,579	$ 76,460

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Income Taxes	$ —	$ —

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2003
(In thousands of dollars, except share and per share data)

1. DESCRIPTION OF BUSINESS

4Kids Entertainment, Inc., together with the subsidiaries through which the Company’s businesses are conducted (the “Company”), is a diversified entertainment and media company specializing in the youth oriented market with operations in the following business segments: Licensing, Advertising Media and Broadcast, and Television and Film Production/Distribution.

Licensing - The Company’s wholly-owned subsidiaries, 4Kids Entertainment Licensing, Inc. (“4Kids Licensing”) and 4Kids Entertainment International, Ltd. (“4Kids International”), are engaged in the business of licensing the commercial rights to popular children’s properties, personalities and product concepts. 4Kids Licensing typically acts as exclusive agent in connection with the grant to third parties of licenses to manufacture and sell all types of merchandise based on such properties, personalities and concepts. The licensing of these rights has been primarily in the areas of toys, electronic games, trading cards, food, toiletries, apparel, housewares, footwear and publishing rights. 4Kids Licensing also licenses merchandising rights in connection with certain television shows and motion pictures produced by the Company. 4Kids International, which is based in London, manages the Company’s properties in the United Kingdom and European marketplace.

4Kids Technology, Inc., a wholly-owned subsidiary, develops ideas and concepts for licensing which integrate new and existing technologies with traditional game and toy play patterns. Websites 4Kids, Inc., a wholly-owned subsidiary specializes in website development by creating websites designed to enhance and support the marketing of children’s properties represented by the Company.

Advertising Media and Broadcast - The Company, through a multi-year agreement with the Fox Broadcasting Company (“Fox”), leases Fox’s Saturday morning programming block (the “Fox Box”). The Company provides all programming content to be broadcast on the Fox Box, which airs on Saturday mornings from 8am to 12pm eastern/pacific time (7am to 11am central time), and retains all of the revenue from network advertising sales for the four-hour time period. 4Kids Ad Sales, Inc., a wholly-owned subsidiary, manages and accounts for the revenue and costs associated with the Fox Box.

The Company’s wholly-owned subsidiary, The Summit Media Group, Inc. (“Summit Media”), provides media planning and buying services for clients in both print and broadcast media. Summit Media is compensated by receiving a percentage of the cost of the media it places.

Television and Film Production/Distribution - The Company’s wholly-owned subsidiary, 4Kids Productions, Inc. (“4Kids Productions”), produces and acquires animated and live-action television programs for distribution to the television, home video and theatrical markets. 4Kids Productions adapts foreign programming for the US market and also produces original animated television programming for domestic and international broadcast. Additionally, 4Kids

Productions produce original music compositions for use with its television and film production activities.

4Kids Entertainment Music, Inc. a wholly-owned subsidiary, markets and administers the musical operations for the Company on certain existing and newly created music associated with its television programming. 4Kids Entertainment Home Video, Inc. a wholly-owned subsidiary, markets and administers the Company’s home video operations associated with its television programming.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The consolidated financial statements, except for the December 31, 2002 consolidated balance sheet, are unaudited. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2003 and December 31, 2002 and the results of operations for the three months ended March 31, 2003 and 2002 and cash flows for the three months ended March 31, 2003 and 2002. Because of the seasonality and changing trends of the toy and game, entertainment and advertising industries, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, for the year ended December 31, 2002, which are included in the Company’s Annual Report on Form 10-K with respect to such period filed with the Securities and Exchange Commission on March 31, 2003. All significant intercompany accounts and transactions have been eliminated. The December 31, 2002 consolidated balance sheet amounts are derived from the Company’s audited consolidated financial statements.

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

Broadcast advertising revenues are recognized when the related commercials are aired and are recorded net of agency commissions with an appropriate reserve when advertising is sold together with a guaranteed audience delivery. Internet advertising revenues are recognized on the basis of impression views in the period that the advertising is displayed. Fee-based commissions for media planning and buying services, for clients in both print and broadcast media, are recognized at the time the related media runs.

Episodic television series initially produced for networks and first-run syndication are generally licensed to domestic and foreign markets concurrently. The length of the revenue cycle for episodic television varies depending on the number of seasons a series remains in active exploitation. Revenues arising from television license agreements are recognized in the period that the films or episodic television series are available for telecast.

Production and adaptation costs reimbursed or charged to the licensor are included in net revenue and the corresponding costs are included in production service costs in the accompanying consolidated statements of income.

Revenues from home video and DVD sales, net of a reserve for returns, are recognized on the date that video and DVD units are shipped by the Company’s distributor to wholesalers/retailers. Consistent with the practice in the home video industry, the Company estimates the reserve for returns based upon its review of historical returns rates and expected future performance.

Revenues from music sales, net of a reserve for returns, are recognized on the date units are shipped by the Company’s distributor to wholesalers/retailers. In the case of musical performance revenues, the revenue is recognized when the musical recordings are broadcast and/or performed.

Film and Television Costs - The Company accounts for its film and television costs pursuant to AICPA Statement of Position (“SOP”) No. 00-2, Accounting by Producers or Distributors of Films. The cost of production for television programming, including overhead, participations and talent residuals is capitalized and amortized using the individual-film-forecast method under which such costs are amortized for each television program in the ratio that revenue earned in the current period for such program bears to management’s estimate of the total revenues to be realized from all media and markets for such program. Management regularly reviews, and revises when necessary, its total revenue estimates on a title-by-title basis, which may result in a change in the rate of amortization applicable to such title and/or a write-down of the value of such title to estimated fair value. These revisions can result in significant quarter-to-quarter and year-to-year fluctuations in film write-downs and rates of amortization. If a total net loss is projected for a particular title, the associated film and television costs are written down to estimated fair value. All exploitation costs, including advertising and marketing costs, are expensed as incurred. Television adaptation and production costs that are adapted and/or produced are stated at the lower of cost, less accumulated amortization, or fair value.

Reclassifications - Certain amounts reported for the prior period have been reclassified to conform to the current period’s presentation.

Stock-Based Compensation - On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure (“SFAS No. 148“). This standard amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method (expense treatment) of accounting for stock-based employee compensation. This standard also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure requirements of this statement as of December 31, 2002. Should the Company elect to utilize the fair value based method for its stock-based compensation in the future, it must adopt the remaining provisions of SFAS No. 148.

The Company accounts for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Under APB No. 25, the Company’s stock option and employee stock purchase plans qualify as noncompensatory plans. Under FASB Interpretation 44, Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB No. 25, outside directors are considered employees for purposes of applying APB No. 25 if they are elected by shareholders. Consequently, no compensation expense for employees and directors is recognized.

The following table illustrates the pro forma effect on net income and net income per basic and diluted shares had the Company applied the fair value recognition provisions of SFAS No. 123 for the three months ended March 31, 2003 and 2002.
Three Months Ended
	March 31, 2003	March 31, 2002
Net income as reported	$ 2,970	$ 1,554

Deduct stock-based employee compensation expense determined under fair value based method for all awards, net of tax.	31	1,862

Pro forma net income (loss)	$ 2,939	$ (308)

Net income (loss) per share:
Reported
Basic	$ 0.23	$ 0.12
Diluted	$ 0.21	$ 0.11
Pro forma
Basic	$ 0.22	$ (0.02)
Diluted	$ 0.21	$ (0.02)

Recently Issued Accounting Pronouncements - Derivative Instruments and Hedging Activities - In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 144”). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated in the statement for hedging relationships designated after June 30, 2003. The Company does not believe that the adoption of this standard will have a material effect on its financial position or results of operations.

3. COMMITMENTS AND CONTINGENCIES
a.	Litigation - The Company, from time to time, is involved in litigation arising in the ordinary course of its business. The Company does not believe that any such litigation to which the Company or any subsidiary of the Company is a party or of which any of their property is the subject will, individually or in the aggregate, have a material adverse effect on the Company’s financial position or the results of its operations.

b.	Deferred Revenue - Music Publishing - In July 2002, 4Kids Music granted a right to receive a 50% interest in the Company’s net share of the music revenues from currently existing music produced by the Company for its television programs (excluding “Pokémon”) (“Current Music Assets”) to an unaffiliated third party in an arms length transaction for $3,000. Further, the Company granted a right to receive a 50% interest in the Company’s net share of music revenues from future music to be produced by the Company for its television programs (excluding “Pokémon”) (“Future Music Assets”) to the same third party for $2,000. In consideration of the grant of Future Music Assets, the Company will receive $750 in each of June 2003 and 2004 and $500 in June 2005.

The Company will defer all amounts received or to be received under the contract, and will recognize revenue as the Current Music Assets and Future Music Assets generate revenue over the contract term. Notwithstanding the foregoing, as of the date the Company has delivered all of the Future Music Assets required under the contract, any portion of the $5,000 that remains deferred and not recognized, will be recognized as revenue. Pursuant to the above, the Company recognized revenue of $104 for the three months ended March 31, 2003 and has included $2,582 as deferred revenue in the accompanying consolidated balance sheets as of March 31, 2003 and $2,686 as of December 31, 2002.

Home Video - In May 2002, 4Kids Home Video, entered into an agreement with an unaffiliated third party home video distributor (the “Video Distributor”), pursuant to which 4Kids Home Video provides ongoing advertising, marketing and promotional services with respect to certain home video titles that are owned or controlled by the Company and which are distributed by the Video Distributor. The Video Distributor has paid the Company an advance of $1,300 against 4Kids Home Video’s share of the service fee proceeds to be realized by 4Kids Home Video from such titles. Pursuant to the above, the Company recognized revenue of $335 for the three months ended March 31, 2003 and has included $252 as deferred revenue in the accompanying consolidated balance sheets as of March 31, 2003 and $587 as of December 31, 2002.

Other Agreements - In addition, the Company has entered into other agreements for various properties in which the Company has received certain advances and/or minimum guarantees. Accordingly, as of March 31, 2003 and 2002, the unearned portion of these advances and guaranteed payments received was $1,661 and $198, respectively and these amounts are included as deferred revenue in the accompanying consolidated balance sheets as of March 31, 2003 and $703 as of December 31, 2002.

c.	Master Toy License - 4Kids Licensing, a wholly-owned subsidiary of the Company, is the exclusive Merchandise Licensing Agent for the “Pokémon” property outside Asia. The master toy licensee (“Licensee”) for the “Pokémon” property and The Pokémon Company LLC (the assignee of certain rights and obligations of Nintendo of America Inc. with respect to the “Pokémon” property) entered into an agreement (the “Agreement”) effective January 1, 2001.

Under the terms of the Agreement, Licensee is required to pay a minimum royalty for the period starting January 1, 2001 and ending December 31, 2006. Since all of the conditions under the Agreement were met and the full amount of the minimum guaranteed royalties were payable by the Licensee, the Company earned $7,500 over the period of the Agreement. For each of the three months ended March 31, 2003 and 2002, the Company earned royalties relating to the Agreement of $2,500.

d.	Fox Broadcast Agreement - In January 2002, the Company entered into a multi-year agreement with Fox to lease the Fox Box. The Company is providing all programming content for the Fox Box and commenced doing so with the September 2002 broadcast year. The agreement has an initial term of four broadcast years, with the Company having the option to extend the term for up to two additional broadcast years. 4Kids will pay a fee of $25,312 for each broadcast year during the initial term of the agreement.

The agreement provided for 50% of the fee for the first broadcast season to be paid within ten days of the execution of the short form agreement in February 2002, with the balance of the fee for the first broadcast season payable in four equal installments in September 2002, December 2002, February 2003 and April 2003. All payments required to be made on or prior to March 31, 2003 have been made.

The cost of the Fox Box is capitalized and amortized over each broadcast season based on estimated advertising revenue. As of March 31, 2003, the Company has paid Fox and certain affiliates a total of $22,465, representing a portion of the first year fee of which $14,454 was amortized. The remaining $8,011, representing the unamortized portion of the first broadcast season’s fee paid as of March 31, 2003, is included in “Prepaid Fox broadcast fee” on the accompanying consolidated balance sheets as of March 31, 2003. The fee for each subsequent broadcast year is payable 50% in the June preceding the beginning of the broadcast year (which begins in September) with the balance of the fee for the broadcast year payable in four equal installments in September, December, February and April. Additionally, the agreement required the Company to establish a $25,000 letter of credit for the benefit of Fox, which letter of credit may be reduced by the Company as installments of the final year’s fee are paid. As of March 31, 2003, the Company had received a commitment for the letter of credit, but the letter of credit had not been issued pending completion of the long form agreement with Fox. Upon the issuance of the letter of credit, the Company will grant a security interest in its cash balances to the issuing bank to secure the amount of such letter of credit and will appropriately disclose these amounts as restricted cash in its financial statements.

The agreement further provides that, at the Company’s option, up to $10,300 of each year’s fee may be paid by delivering shares of the Company’s common stock. Over the initial four year term of the agreement, the Company will pay Fox an aggregate fee of $101,250. The Company will incur additional costs to program the four hour block and to sell the related network advertising time. These costs will include direct programming costs to acquire, adapt and deliver programming for broadcast during the weekly four hour block as well as additional indirect costs of advertising sales, promotion and administration.

The Company’s ability to recover the cost of its fee payable to Fox will depend on the popularity of the television programs the Company broadcasts on the Fox Box and the general market demand and pricing of advertising time for Saturday morning children’s broadcast television. The popularity of such programs impacts audience levels and the level of the network advertising rates that the Company can charge. Additionally, the success of merchandise licensing programs and home video sales based on such television programs broadcast on the Fox Box is dependent on consumer acceptance of the properties. If the Company estimates that it will be unable to generate sufficient future revenue from advertising sales, home video sales and merchandising licensing at levels to cover the cost of its contractual obligation to Fox, the Company would record a charge to earnings to reflect an expected loss on the Fox agreement in the period in which the deficiency or factors affecting the recoverability of the fee payable become known. The Company will be required to make certain assumptions and estimates about future events such as advertising rates and audience viewing levels in evaluating its ability to recover the cost of the Fox fee. Such estimates and assumptions are subject to market forces and factors beyond the control of the Company and are inherently subject to change.

There can be no assurance that the Company will be able to recover the full cost of the Fox fee and in the event it cannot, it would record the resulting charge to earnings to reflect an expected loss on the Fox fee, which could be significant.

4. SEGMENT AND RELATED INFORMATION

The Company applies SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company has three reportable segments; (i) Licensing, (ii) Advertising Media and Broadcast, and (iii) Television and Film Production/Distribution. The Company’s reportable segments are strategic business units, which, while managed separately, work together as a vertically integrated entertainment company. The Company’s management regularly evaluates the performance of each segment based upon its net revenues, profit and loss after all expenses, including amortized film, television costs and the Fox Box broadcast fee and interest income.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Commencing in 2003, the Company’s TV and Film Production/Distribution segment recorded inter-segment revenues and the Company’s Advertising Media and Broadcast segment recorded inter-segment charges related to the estimated acquisition costs of episodic television series for broadcast. In the opinion of management, such acquisition costs represent the estimated fair market value which would have been incurred in a transaction between unaffiliated third parties on an arm’s length basis. All inter-segment transactions have been eliminated.

The Company periodically reviews its operating segments, and as such, evaluates the relevance and appropriateness of each of its reportable segments. During the quarter ended September 30, 2002, management reviewed the Company’s operating segments, as they relate to current operations and in accordance with the Company’s internal management structure. In response to this evaluation, the Company revised its operating segments to reflect a more appropriate measure of evaluating the operating performance of its reportable segments. These revisions have been reflected in the 2003 disclosure, with all previously reported amounts reclassified to conform to the current presentation.

	Licensing	Advertising Media and Broadcast	TV and Film Production/ Distribution	Total
Three Months Ended March 31, 2003:
Net revenues from external customers	$ 11,261	$ 4,123	$ 5,594	$ 20,978

Amortization of television and film costs and Fox broadcast fee	$ -	$ 5,010	$ 2,106	$ 7,116

Segment profit (loss)	$ 7,524	$ (3,340)	$ 766	$ 4,950

Segment assets	$126,184	$ 15,627	$ 20,974	$ 162,785

Interest income	$ 317	$ 7	$ -	$ 324

Three Months Ended March 31, 2002:
Net revenues from external customers	$ 4,597	$ 355	$ 2,009	$ 6,961

Amortization of televsion
and film costs and Fox broadcast fee	$ -	$ -	$ 220	$ 220

Segment profit (loss)	$ 1,415	$ (286)	$ 1,498	$ 2,627

Segment assets	$120,433	$ 2,723	$11,299	$ 134,455

Interest income	$ 461	$ 16	$ -	$ 477

Additionally, through the Company’s London office and network of international subagents, which allow it to license its properties throughout the world, the Company recognized approximately $2,692 and $1,099 in net revenue from international sources, primarily in Europe for the three months ended March 31, 2003 and 2002, respectively.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands of dollars unless otherwise specified)

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and assumptions on expected or known trends or events, historical experience and other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making the judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

Management believes the following critical accounting policies, among others, involve the significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

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

Broadcast advertising revenues are recognized when the related commercials are aired and are recorded net of agency commissions with an appropriate reserve recorded when advertising is sold together with a guaranteed audience delivery. Internet advertising revenues are recognized on the basis of impression views in the period the advertising is displayed. Fee-based commissions for media planning and buying services, for clients in both print and broadcast media, are recognized at the time the related media runs.

Episodic television series initially produced for networks and first-run syndication are generally licensed to domestic and foreign markets concurrently. The length of the revenue cycle for episodic television varies depending on the number of seasons a series remains in active exploitation. Revenues arising from television license agreements are recognized in the period that the films or episodic television series are available for telecast.

Production and adaptation costs reimbursed or charged to the licensor are included in net revenue and the corresponding costs are included in production service costs in the accompanying consolidated statements of income.

Revenues from home video and DVD sales, net of a reserve for returns, are recognized on the date that video and DVD units are shipped by the Company’s distributor to wholesalers/retailers. Consistent with the practice in the home video industry, the Company estimates the reserve for returns based upon its review of historical returns rates and expected future performance.

Revenues from music sales, net of a reserve for returns, are recognized on the date units are shipped by the Company’s distributor to wholesalers/retailers. In the case of musical performance revenues, the revenue is recognized when the musical recordings are broadcast or performed.

Film and Television Costs

The Company accounts for its film and television costs pursuant to AICPA Statement of Position (“SOP”) No. 00-2, Accounting by Producers or Distributors of Films. The cost of production for television programming, including overhead, participations and talent residuals is capitalized and amortized using the individual-film-forecast method under which such costs are amortized for each television program in the ratio that revenue earned in the current period for such program bears to management’s estimate of the total revenues to be realized from all media and markets for such program. Management regularly reviews, and revises when necessary, its total revenue estimates on a title-by-title basis, which may result in a change in the rate of amortization applicable to such title and/or a write-down of the value of such title to estimated fair value. These revisions can result in significant quarter-to-quarter and year-to-year fluctuations in film write-downs and rates of amortization. If a total net loss is projected for a particular title, the associated film and television costs are written down to estimated fair value. All exploitation costs, including advertising and marketing costs, are expensed as incurred. Television adaptation and production costs that are adapted and/or produced are stated at the lower of cost, less accumulated amortization, or fair value.

Recently Issued Accounting Pronouncements

Costs Associated with Exit or Disposal Activities - In June 2002, Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). Such standard requires costs associated with exit or disposal activities (including restructurings) to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 nullifies Emerging Issue Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The provisions of this standard are effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of this standard will have a material effect on its financial position or results of operations.

Guarantees - In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Such Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation apply to guarantees issued or modified after December 31, 2002. The disclosure provisions of this Interpretation are effective for financial statements with annual periods ending after December 15, 2002. The Company does not believe that the adoption of this standard will have a material effect on its financial position or results of operations.

Stock-Based Compensation - On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS No. 148”). This standard amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method (expense treatment) of accounting for stock-based employee compensation. This standard also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure requirements of this statement as of December 31, 2002. Should the Company elect to utilize the fair value based method for its stock-based compensation in the future, it must adopt the remaining provisions of SFAS No. 148.

Consolidation of Variable Interest Entities - On January 17, 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. Such Interpretation addresses consolidation of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as special purpose entities. The Interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. It also provides guidance related to the initial and subsequent measurement of assets, liabilities and noncontrolling interests in newly consolidated variable interest entities and requires disclosures for both the primary beneficiary of a variable interest entity and other beneficiaries of the entity. Such Interpretation is effective for newly created Variable Interest Entities beginning February 1, 2003 and for existing Variable Interest Entities as of the third quarter of 2003. The Company does not believe that the adoption of this standard will have a material effect on its financial position or results of operations.

Derivative Instruments and Hedging Activities - In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated in the statement for hedging relationships designated after June 30, 2003. The Company does not believe that the adoption of this standard will have a material effect on its financial position or results of operations.

Three Months Ended March 31, 2003 compared to Three Months Ended March 31, 2002.

Consolidated net revenues for the three months ended March 31, 2003 increased 201%, or $14,017, to $20,978 as compared to the same period in 2002. The increase was due to a number of factors. In the Licensing segment, net revenue increased 145%, or $6,664, to $11,261 for the three months ended March 31, 2003, when compared to the same period in 2002. Licensing and fee revenue primarily from the “Yu-Gi-Oh!” and “Teenage Mutant Ninja Turtles” properties increased significantly in the current period over the same period in 2002. Net revenue in the Advertising Media and Broadcast segment increased 1,061% or $3,768 to $4,123 primarily due to sales of advertising time on the Fox Box which began broadcast operations in September 2002. Net revenue for the Television and Film Production/Distribution segment increased 178% or $3,585 to $5,594 for the three months ended March 31, 2003, when compared to the same period in 2002. In this segment, increased production service revenue was earned for work performed on the “Kirby”, “Teenage Mutant Ninja Turtles” and “Pokémon” television programs when compared to the same period in 2002. Additionally, license fee revenue increased from international broadcast agreements for the “Yu-Gi-Oh”, “Cubix”, and “Pokémon” television programs.

Selling, general and administrative expenses increased 64% or approximately $2,848 to $7,316, for the three months ended March 31, 2003 when compared to the same period in 2002, primarily due to increased advertising, payroll and benefits resulting from higher staffing levels in advertising sales, the operation of the Fox Box network and the Company’s FoxBox.TV website, all of which commenced significant operations in the third quarter of 2002. Along with these increased payroll and benefits costs, the Company incurred additional infrastructure costs to support these new operations.

Production service costs increased 1,461% or $1,797 to $1,920 for the three months ended March 31, 2003, when compared to the same period in 2002. This increase was attributable to certain television production costs related to the “Kirby”, “Teenage Mutant Ninja Turtles” and “Pokémon” television programs for which the Company is reimbursed. When the Company is reimbursed for production costs, it categorizes them as Production service costs and reflects a corresponding amount in revenue for the amount of the reimbursement.

At March 31, 2003, there were approximately $6,921 of capitalized film production costs relating primarily to various stages of production on 572 episodes of animated programming. Amortization of capitalized film costs increased by $1,886, or 857%, to $2,106 for the three months ended March 31, 2003, as compared to the same period in 2002, due to increased amortization of “Yu-Gi-Oh!”, “Ultra Man”, “Ultimate Muscle”, “Teenage Mutant Ninja Turtles” and the “Cubix” television programs.

Amortization of the Fox broadcasting fee was $5,010 for the three months ended March 31, 2003. The Fox Box commenced operations in September 2002. The fee payable to Fox and affiliates is capitalized and amortized over each broadcast season based on estimated advertising revenue. As of March 31, 2003, the Company had paid Fox and certain affiliates a total amount of $22,465, representing a portion of the first year’s fee of which $14,454 was amortized as of March 31, 2003. The remaining $8,011, representing the unamortized portion of the first broadcast season’s fee paid, is included in “Prepaid Fox broadcast fee” on the accompanying consolidated balance sheets as of March 31, 2003.

Interest income decreased $153, or 32%, to $324 for the three months ended March 31, 2003 as compared to the same period in 2002, as a result of the declining interest rate environment.

Income tax expense increased $907 or 85% to $1,980 for the three months ended March 31, 2003 as compared to $1,073 in the same period in 2002, due to higher pre-tax income. The Company’s effective tax rate remained relatively consistent at approximately 40% for both 2003 and 2002.

As a result of the above, the Company had net income for the three months ended March 31, 2003 of $2,970 as compared to net income for the same period in 2002 of $1,554.

Liquidity and Capital Resources

For the three months ended March 31, 2003, the Company’s cash and cash equivalents and short-term investment balances increased by $10,409 to $99,908, primarily as a result of increased royalty collections on the “Yu-Gi-Oh!” and “Teenage Mutant Ninja Turtles” properties and a decrease in accounts receivable, partially offset by contractual payments made for the Fox Box broadcast rights and other film rights and decreases in due to licensors.

Cash flows from operating activities for the three months ended March 31, 2003 and 2002, were $10,629 and ($26,084), respectively. Working capital, consisting of current assets less current liabilities, was $117,665 as of March 31, 2003 and $114,298 as of December 31, 2002.

Cash flows from investing activities for the three months ended March 31, 2003 and 2002, were ($3,725), and ($2,008), respectively. As of March 31, 2003, the Company had approximately $14,329 invested primarily in short-term commercial paper and government obligations. For the three months ended March 31, 2003, the Company purchased property and equipment of $183, which was comprised primarily of computer and television equipment, as compared to purchases of property and equipment of $270 for the same period in 2002.

Cash flows from financing activities for the three months ended March 31, 2003 and 2002 were $0 and $107, respectively. Cash flows from financing activities for the three months ended March 31, 2002 were generated by proceeds from the exercise of stock options by the Company’s employees.

The Company’s new license agreement with Fox to program the network’s four hour Saturday morning children’s block beginning in September 2002 requires the Company to pay an annual fee of $25,312. Under the terms of the agreement, for the three months ended March 31, 2003, the Company paid Fox and certain affiliates a total of $3,164, representing a portion of the first year’s fee, with one additional payment of $3,164 due in April 2003. The fee for each subsequent broadcast year is payable 50% in the June preceding the beginning of the broadcast year (which begins in September) with the balance of the fee for the broadcast year payable in four equal installments in September, December, February and April. Additionally, the Agreement requires the Company to establish a $25,000 Letter of Credit for the benefit of Fox, which Letter of Credit may be reduced by the Company as installments of the final year’s license fee are paid. As of March 31, 2003, the Company had received a commitment for the letter of credit, but the letter of credit had not been issued pending completion of the long form agreement with Fox. Upon the issuance of the letter of credit, the Company will grant a security interest in its cash balances to the issuing bank to secure the amount of such letter of credit and will appropriately disclose these amounts as restricted cash in its financial statements.

The agreement further provides that, at the Company’s option, up to $10,300 of each year’s fee may be paid by delivering shares of the Company’s common stock. The Company will incur additional costs to program the four hour block and to sell the related network advertising time. These costs will include direct programming costs to acquire, adapt and deliver programming for broadcast during the weekly four hour block as well as additional indirect costs of advertising sales, promotion and administration.

Our aggregate minimum payment obligations under various operating leases related to certain office, administrative and production facilities and the Fox broadcast fee are as follows:

Year ending December 31,	Leases	Fox Broadcast Fee	Total
April 1, - December 31, 2003	$ 904	$22,148	$23,052
2004	1,402	25,312	26,714
2005	1,522	25,312	26,834
2006	1,557	6,326	7,883
2007	1,557	—	1,557
2008 and thereafter	1,911	—	1,911

Total	$8,853	$79,098	$87,951

The Company believes that existing cash and short-term investments and anticipated cash to be generated from future operations will be sufficient to meet our cash needs over the next twelve months for working capital, capital expenditures and strategic investments. However, during such period or thereafter, depending on the size and number of the projects and investments undertaken by the Company, the Company may seek additional financing alternatives.

Forward-looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our stockholders. Such statements may, for example, express expectations or projections about future actions that we may take, including restructuring or strategic initiatives or about developments beyond our control including changes in domestic or global economic conditions. These statements are made on the basis of management’s views and assumptions as of the time the statements are made. There can be no assurance, however, that our expectations will come to pass.

Factors that may affect forward-looking statements. For the Company, a wide range of factors could materially affect future developments and performance, including the following:

Changes in Company-wide or business-unit strategies, which may result in changes in the types or mix of businesses in which the Company is involved or chooses to invest;

Changes in U.S., global or regional economic conditions, which may affect purchases of Company-licensed consumer products, the advertising market for broadcast and television programming and the performance of the Company’s theatrical, music and home entertainment releases;

Increased competitive pressures, both domestically and internationally, which may, among other things, lead to increased expenses in such areas as television programming acquisition and motion picture production and marketing;

Technological developments that may affect the distribution of the Company’s creative products or create new risks to the Company’s ability to protect its intellectual property;

Labor disputes, which may lead to increased costs or disruption of operations in any of the Company’s business units;

Changing public and consumer taste, which may among other things, affect the Company’s entertainment, broadcasting and consumer products businesses generally or result in increases in broadcasting losses or loss of advertising revenue; and

International, political and military developments that may, among other things, result in increases in broadcasting costs or loss of advertising revenue.

The recent outbreak of Severe Acute Respiratory Syndrome (“SARS”) and concerns over its spread in Asia and elsewhere could have a negative impact on commerce, travel, and general economic and industry conditions and have a material adverse effect on the Company’s business. For example, the SARS outbreak could result in quarantines or closures of manufacturing facilities from which the Company purchases merchandise or impact on the Company’s ability to locate new properties. In addition, fear over the spread of SARS could result in a reduction of demand for the Company’s products that originate in Asia (and elsewhere).

This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Rate Fluctuations

From time to time the Company may be exposed to the risk of future currency exchange rate fluctuations, which is accounted for as an adjustment to stockholders’ equity and changes in the exchange rates between various foreign currencies and the U.S. dollar may as a result, have an impact on the accumulated other comprehensive income (loss) component of stockholders’ equity reported by the Company, and such effect may be material in any individual reporting period. The Company is currently not a party to any market risk sensitive instruments, or any derivative contracts or other arrangements that may reduce such market risk.

Item 4. Controls and Procedures

Within the ninety days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a - 14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is included in such reports.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II -OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

(99.1) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Report on Form 8-K

No reports on Form 8-K were filed during the three month period ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2003

4KIDS ENTERTAINMENT, INC.

By: /s/ Alfred R. Kahn

Alfred R. Kahn Chairman of the Board and Chief Executive Officer

By: /s/ Joseph P. Garrity

Joseph P. Garrity Executive Vice President and Chief Financial Officer

CERTIFICATIONS

Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Alfred R. Kahn, Chairman of the Board and Chief Executive Officer of 4Kids Entertainment, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of 4Kids Entertainment, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

By:	/s/ Alfred R. Kahn Alfred R. Kahn Chairman of the Board and Chief Executive Officer

Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Joseph P. Garrity, Executive Vice President and Chief Financial Officer of 4Kids Entertainment, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of 4Kids Entertainment, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

By:	/s/ Joseph P. Garrity Joseph P. Garrity Executive Vice President and Chief Financial Officer