Form 10-Q
period 2003-06-30
4 KIDS ENTERTAINMENT INC
filed 2003-08-14
CIK 58592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

|   |      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE            SECURITIES EXCHANGE ACT OF 1934

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

      At August 12, 2003, the number of shares outstanding of the Registrant’s common stock, par value $.01 per share, was 13,198,633.

4Kids Entertainment, Inc. and Subsidiaries

Table of Contents

Page #

Part I--FINANCIAL INFORMATION

Part I-FINANCIAL INFORMATION
Item 1. Financial Statements
4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share data)
	June 30, 2003	December 31, 2002
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$62,734	$78,712
Investments	27,230	10,787
Accounts receivable - net	31,887	38,847
Prepaid Fox broadcast fee - net	18,173	9,857
Prepaid/refundable income taxes	708	1,635
Advances to licensors	3,112	1,617
Prepaid expenses and other current assets	4,252	2,254

Total current assets	148,096	143,709

PROPERTY AND EQUIPMENT - net	3,642	3,853
ACCOUNTS RECEIVABLE - net	3,070	5,733
INVESTMENT IN EQUITY SECURITIES	726	726
FILM AND TELEVISION COSTS - net	7,415	5,653
DEFERRED INCOME TAXES	1,059	917
OTHER ASSETS - net	2,487	2,248

TOTAL ASSETS	$166,495	$162,839

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Due to licensors	$8,387	$9,063
Media payable	1,400	5,613
Accounts payable and accrued expenses	10,042	9,776
Deferred revenue	6,051	3,976
Deferred income taxes	88	983

Total current liabilities	25,968	29,411

DEFERRED RENT	876	757

Total liabilities	26,844	30,168

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value - authorized, 3,000,000 shares;
none issued	--	--
Common stock, $.01 par value - authorized, 40,000,000 shares;
issued, 13,159,633 and 13,135,008 shares in 2003 and
2002, respectively	132	131
Additional paid-in capital	40,737	40,411
Accumulated other comprehensive income	110	72
Retained earnings	98,672	92,057

Total stockholders’ equity	139,651	132,671

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$166,495	$162,839

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands of dollars, except share data)
	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
NET REVENUES	$23,369	$8,178	$44,347	$15,139

COSTS AND EXPENSES:
Selling, general and administrative	8,174	5,018	15,417	9,486
Production service costs	1,989	354	3,982	477
Amortization of television and film costs and
Fox broadcast fee	7,388	1,162	14,504	1,382

Total costs and expenses	17,551	6,534	33,903	11,345

INCOME FROM OPERATIONS	5,818	1,644	10,444	3,794

INTEREST INCOME	259	315	583	792

INCOME BEFORE INCOME TAX
PROVISION	6,077	1,959	11,027	4,586

INCOME TAX PROVISION	2,432	732	4,412	1,805

NET INCOME	$3,645	$1,227	$6,615	$2,781

PER SHARE AMOUNTS:
Basic earnings per common share	$0.28	$0.10	$0.50	$0.22

Diluted earnings per common share	$0.26	$0.09	$0.47	$0.20

Weighted average common shares
outstanding - basic	13,139,891	12,590,791	13,137,450	12,583,566

Weighted average common shares
outstanding - diluted	13,987,627	13,653,166	13,943,629	13,646,168

See notes to consolidated financial statements. -3-

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
(In thousands of dollars)
	Six Months Ended
	June 30, 2003	June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,615	$2,781
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:

Depreciation and amortization	616	465

Amortization of television and film costs and Fox broadcast fee	14,504	1,382

Provision for doubtful accounts	253	--

Deferred income taxes	(1,037)	--

Tax benefit on exercise of stock options	71	222
Changes in operating assets and liabilities:

Accounts receivable	9,370	(5,010)

Film and television costs	(5,597)	(2,133)

Prepaid/refundable income taxes	927	1,179

Prepaid Fox broadcast fee	(18,985)	(12,656)

Advances to licensors	(1,495)	--

Prepaid expenses and other current assets	(1,998)	648

Other assets - net	(239)	(89)

Due to licensors	(676)	(9,351)

Media payable	(4,213)	(508)

Accounts payable and accrued expenses	266	106

Deferred revenue	2,075	1,355

Deferred rent	119	240

Net cash provided by (used in) operating activities	576	(21,369)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from maturities of investments	13,619	9,155

Purchase of investments	(30,062)	(19,806)

Purchase of property and equipment	(405)	(1,109)

Net cash used in investing activities	(16,848)	(11,760)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from exercise of stock options	256	397

EFFECTS OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS	38	--

NET DECREASE IN CASH AND CASH EQUIVALENTS	(15,978)	(32,732)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	78,712	104,445

CASH AND CASH EQUIVALENTS, END OF PERIOD	$62,734	$71,713

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Income Taxes	$4,300	$--

See notes to consolidated financial statements. -4-

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

Licensing —The Company’s wholly-owned subsidiaries, 4Kids Entertainment Licensing, Inc. (“4Kids Licensing”) and 4Kids Entertainment International, Ltd. (“4Kids International”), are engaged in the business of licensing the commercial rights to popular children’s properties, personalities and product concepts. 4Kids Licensing typically acts as exclusive agent in connection with the grant to third parties of licenses to manufacture and sell all types of merchandise based on such properties, personalities and concepts. The licensing of these rights has been primarily in the areas of toys, electronic games, trading cards, food, toiletries, apparel, housewares, footwear and publishing rights. 4Kids Licensing also licenses merchandising rights in connection with certain television shows and motion pictures produced by the Company. 4Kids International, which is based in London, manages the Company’s properties in the United Kingdom and European marketplace.

4Kids Technology, Inc., a wholly-owned subsidiary, develops ideas and concepts for licensing which integrate new and existing technologies with traditional game and toy play patterns. Websites 4Kids, Inc., a wholly-owned subsidiary specializes in website development by creating websites designed to enhance and support the marketing of children’s properties represented by the Company.

Advertising Media and Broadcast— The Company, through a multi-year agreement with the Fox Broadcasting Company (“Fox”), leases Fox’s Saturday morning programming block (the “Fox Box”). The Company provides all programming content to be broadcast on the Fox Box, which generally airs on Saturday mornings from 8am to 12pm eastern/pacific time (7am to 11am central time), and retains all of the revenue from network advertising sales for the four-hour time period. 4Kids Ad Sales, Inc., a wholly-owned subsidiary, manages and accounts for the revenue and costs associated with the Fox Box.

The Company’s wholly-owned subsidiary, The Summit Media Group, Inc. (“Summit Media”), provides media planning and buying services for clients in both print and broadcast media. Summit Media is compensated by receiving a percentage of the cost of the media it places.

Television and Film Production/Distribution — The Company’s wholly-owned subsidiary, 4Kids Productions, Inc. (“4Kids Productions”), produces and acquires animated and live-action television programs for distribution to the television, home video and theatrical markets. 4Kids Productions adapts foreign programming for the US market and also produces original animated television programming for domestic and international broadcast. Additionally, 4Kids Productions produce original music compositions for use with its television and film production activities.

4Kids Entertainment Music, Inc., a wholly-owned subsidiary, markets and administers the musical operations for the Company on certain existing and newly created music associated with its television programming. 4Kids Entertainment Home Video, Inc., a wholly-owned subsidiary, markets and administers the Company’s home video operations associated with its television programming.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The consolidated financial statements, except for the December 31, 2002 consolidated balance sheet, are unaudited. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2003 and December 31, 2002 and the results of operations for the three and six months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002. Because of the seasonality and changing trends of the toy and game, entertainment and advertising industries, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, for the year ended December 31, 2002, which are included in the Company’s Annual Report on Form 10-K with respect to such period filed with the Securities and Exchange Commission on March 31, 2003. All significant intercompany accounts and transactions have been eliminated. The December 31, 2002 consolidated balance sheet amounts are derived from the Company’s audited consolidated financial statements.

Revenue Recognition — Merchandise licensing revenues: The Company recognizes guaranteed royalties at the time the arrangement becomes effective if the Company has no significant direct continuing involvement with the underlying property or obligation to the licensee. Where the Company has significant continuing direct involvement with the underlying property or obligation to the licensee, guaranteed minimum royalties are recognized ratably over the term of the license or based on sales of the related products, if greater. Licensing advances and guaranteed payments collected, but not yet earned by the Company, are classified as deferred revenue in the accompanying consolidated balance sheets.

Broadcast advertising revenues: Advertising revenues are recognized when the related commercials are aired and are recorded net of agency commissions with an appropriate reserve when advertising is sold together with a guaranteed audience delivery. Internet advertising revenues are recognized on the basis of impression views in the period that the advertising is displayed. Fee-based commissions for media planning and buying services, for clients in both print and broadcast media, are recognized at the time the related media runs.

Episodic television series revenues: Television series initially produced for networks and first-run syndication are generally licensed to domestic and foreign markets concurrently. The length of the revenue cycle for episodic television varies depending on the number of seasons a series remains in active exploitation. Revenues arising from television license agreements are recognized in the period that the films or episodic television series are available for telecast.

Production and adaptation costs reimbursed or charged to the licensor are included in net revenue and the corresponding costs are included in production service costs in the accompanying consolidated statements of income.

Home video revenues: Revenues from home video and DVD sales, net of a reserve for returns, are recognized on the date that video and DVD units are shipped by the Company’s distributor to wholesalers/retailers. Consistent with the practice in the home video industry, the Company estimates the reserve for returns based upon its review of historical returns rates and expected future performance.

Music revenues: Revenues from music sales, net of a reserve for returns, are recognized based on the date units are shipped by the Company’s distributor to wholesalers/retailers as reported to the Company. In the case of musical performance revenues, the revenue is recognized when the musical recordings are broadcast and/or performed.

Film and Television Costs — The Company accounts for its film and television costs pursuant to AICPA Statement of Position (“SOP”) No. 00-2, Accounting by Producers or Distributors of Films. The cost of production for television programming, including overhead, participations and talent residuals is capitalized and amortized using the individual-film-forecast method under which such costs are amortized for each television program in the ratio that revenue earned in the current period for such program bears to management’s estimate of the total revenues to be realized from all media and markets for such program. Management regularly reviews, and revises when necessary, its total revenue estimates on a title-by-title basis, which may result in a change in the rate of amortization applicable to such title and/or a write-down of the value of such title to estimated fair value. These revisions can result in significant quarter-to-quarter and year-to-year fluctuations in film write-downs and rates of amortization. If a total net loss is projected for a particular title, the associated film and television costs are written down to estimated fair value. All exploitation costs, including advertising and marketing costs, are expensed as incurred. Television adaptation and production costs that are adapted and/or produced are stated at the lower of cost, less accumulated amortization, or fair value.

Reclassifications — Certain amounts reported for the prior period have been reclassified to conform to the current period’s presentation.

Stock-Based Compensation — On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS No. 148”). This standard amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method (expense treatment) of accounting for stock-based employee compensation. This standard also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure requirements of this statement as of December 31, 2002. Should the Company elect to utilize the fair value based method for its stock-based compensation in the future, it must adopt the remaining provisions of SFAS No. 148.

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

The following table illustrates the pro forma effect on net income and net income per basic and diluted shares had the Company applied the fair value recognition provisions of SFAS No. 123 for the three and six months ended June 30, 2003 and 2002.

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net income as reported	$ 3,645	$ 1,227	$ 6,615	$2,781

Deduct stock-based employee compensation
expense determined under fair value based
method for all awards, net of tax	1,204	305	1,235	2,167

Pro forma net income	$ 2,441	$ 922	$ 5,380	$614

Net income per share:
Reported
Basic	$ 0.28	$ 0.10	$ 0.50	$0.22

Diluted	$ 0.26	$ 0.09	$ 0.47	$0.20

Pro forma
Basic	$ 0.19	$ 0.08	$ 0.41	$0.05

Diluted	$ 0.17	$ 0.07	$ 0.39	$0.04

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used for options granted in 2003 and 2002 included a dividend yield of 0% for both years, expected volatility of approximately 55.3% and 47.9% for 2003 and 2002, respectively, and a risk-free interest rate of approximately 1.4% and 2.2% for 2003 and 2002, respectively, based on expected lives of the options of 4.1 years for both years.

Recently Issued Accounting Pronouncements —Costs Associated with Exit or Disposal Activities - In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities(“SFAS No. 146”). Such standard requires costs associated with exit or disposal activities (including restructurings) to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 nullifies Emerging Issue Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The provisions of this standard are effective for exit or disposal activities initiated after December 31, 2002. The adoption of this standard did not have a material effect on its consolidated financial position or results of operations.

Guarantees — In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Such Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation apply to guarantees issued or modified after December 31, 2002. The disclosure provisions of this Interpretation are effective for financial statements with annual periods ending after December 15, 2002. The adoption of this standard did not have a material effect on its consolidated financial position or results of operations.

Consolidation of Variable Interest Entities — On January 17, 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. Such Interpretation addresses consolidation of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as special purpose entities. The Interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. It also provides guidance related to the initial and subsequent measurement of assets, liabilities and noncontrolling interests in newly consolidated variable interest entities and requires disclosures for both the primary beneficiary of a variable interest entity and other beneficiaries of the entity. such Interpretation is effective for newly created Variable Interest Entities beginning February 1, 2003 and for existing Variable Interest Entities as of the third quarter of 2003. The Company does not expect that the adoption of this standard during the third quarter of 2003 will have a material effect on its consolidated financial position or results of operations.

Derivative Instruments and Hedging Activities — In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated in the statement for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material effect on its consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim financial reporting period after June 15, 2003. Early adoption of SFAS No. 150 is not permitted. The adoption of this standard did not have a material effect on its consolidated financial position or results of operations.

3.	COMMITMENTS AND CONTINGENCIES

a.	Litigation — The Company, from time to time, is involved in litigation arising in the ordinary course of its business. The Company does not believe that any such litigation to which the Company or any subsidiary of the Company is a party or of which any of their property is the subject will, individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial position or the results of its operations.

b.	Deferred Revenue — Music Publishing — In July 2002, 4Kids Music granted a right to receive a 50% interest in the Company’s net share of the music revenues from currently existing music produced by the Company for its television programs (excluding “Pokémon”) (“Current Music Assets”) to an unaffiliated third party in an arms length transaction for $3,000. Further, the Company granted a right to receive a 50% interest in the Company’s net share of music revenues from future music to be produced by the Company for its television programs (excluding “Pokémon”) (” Future Music Assets”) to the same third party for $2,000. In consideration of the grant of Future Music Assets, the Company received $750 in June 2003 and will receive $750 in June 2004 and $500 in June 2005.

The Company has deferred all amounts received under the contract, and recognizes revenue as the Current Music Assets and Future Music Assets generate revenue over the contract term. Notwithstanding the foregoing, as of the date the Company has delivered all of the Future Music Assets required under the contract, any portion of the $5,000 that remains deferred and not recognized, will be recognized as revenue. Pursuant to the above, the Company recognized revenue of $175 and $279 for the three and six months ended June 30, 2003 and has included $3,157 as deferred revenue in the accompanying consolidated balance sheets as of June 30, 2003 and $2,686 as of December 31, 2002.

Home Video — In May 2002, 4Kids Home Video entered into an agreement with an unaffiliated third party home video distributor (the “Video Distributor”), pursuant to which 4Kids Home Video provides ongoing advertising, marketing and promotional services with respect to certain home video titles that are owned or controlled by the Company and which are distributed by the Video Distributor. The Video Distributor has paid the Company an advance of $1,300 against 4Kids Home Video’s share of the service fee proceeds to be realized by 4Kids Home Video from such titles. Pursuant to the above, the Company recognized revenue of $252 and $587 for the three and six months ended June 30, 2003 and has included $587 as deferred revenue on the accompanying consolidated balance sheets as of December 31, 2002. As of June 30, 2003, the advance paid to the Company was fully amortized.

Other Agreements – In addition, the Company has entered into other agreements for various properties in which the Company has received certain advances and/or minimum guarantees. Accordingly, as of June 30, 2003 and 2002, the unearned portion of these advances and guaranteed payments received was $2,894 and $1,452, respectively, and $2,894 is included as deferred revenue on the accompanying consolidated balance sheets as of June 30, 2003 and $703 as of December 31, 2002.

c.	Master Toy License – 4Kids Licensing is the exclusive Merchandise Licensing Agent for the “Pokémon” property outside Asia. The master toy licensee (“Licensee”) for the “Pokémon” property and The Pokémon Company LLC (the assignee of certain rights and obligations of Nintendo of America Inc. with respect to the “Pokémon” property) entered into an agreement (the “Agreement”) effective January 1, 2001.

Under the terms of the Agreement, Licensee is required to pay a minimum royalty for the period starting January 1, 2001 and ending December 31, 2003. Since all of the conditions under the Agreement were met and the full amount of the minimum guaranteed royalties were payable by the Licensee, the Company earned $7,500 over the period of the Agreement. For each of the six months ended June 30, 2003 and 2002, the Company earned royalties relating to the Agreement of $2,500. During 2003, the Agreement was amended extending the term to December 31, 2006.

d.	Fox Broadcast Agreement — In January 2002, the Company entered into a multi-year agreement with Fox to lease the Fox Box. The Company is providing all programming content for the Fox Box and commenced doing so with the broadcast year beginning in September of 2002. The agreement has an initial term of four broadcast years, with the Company having the option to extend the term for up to two additional broadcast years. 4Kids will pay a fee of $25,312 for each broadcast year during the initial term of the agreement.

The agreement provided for 50% of the fee for the first broadcast season to be paid within ten days of the execution of the short form agreement in February 2002, with the balance of the fee for the first broadcast season payable in four equal installments in September 2002, December 2002, February 2003 and April 2003. The fee for each subsequent broadcast year is payable 50% in the June preceding the beginning of the broadcast year (which begins in September) with the balance of the fee for the broadcast year payable in four equal installments in September, December, February and April. All payments required to be made on or prior to June 30, 2003 have been made. Additionally, the agreement requires the Company to establish a $25,000 letter of credit for the benefit of Fox, which letter of credit may be reduced by the Company as installments of the final year’s fee are paid. As of June 30, 2003, the Company had received a commitment from a bank for the letter of credit, but the letter of credit had not been issued pending completion of the long form agreement with Fox. Upon the issuance of the letter of credit, the Company will grant a security interest in its cash balances to the issuing bank to secure the amount of such letter of credit and will appropriately disclose these amounts as restricted cash in its consolidated financial statements.

The cost of the Fox Box is capitalized and amortized over each broadcast season based on estimated advertising revenue. As of June 30, 2003, the Company has paid Fox and certain affiliates a total of $38,286, representing the entire first year fee and a portion of the second year fee of which $20,113 was amortized. The remaining $18,173, representing the unamortized portion of the first broadcast season’s fee paid of $5,517, and the first installment paid on the second broadcast season of $12,656 is included in “Prepaid Fox broadcast fee” on the accompanying consolidated balance sheets as of June 30, 2003.

The agreement further provides that, at the Company’s option, up to $10,300 of each year’s fee may be paid by delivering shares of the Company’s common stock. Over the initial four year term of the agreement, the Company will pay Fox an aggregate fee of $101,250. The Company will incur additional costs to program the four hour block and to sell the related network advertising time. These costs will include direct programming costs to acquire, adapt and deliver programming for broadcast during the weekly four hour block as well as additional indirect expenses of advertising sales, promotion and administration.

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

4. SEGMENT AND RELATED INFORMATION

The Company applies SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company has three reportable segments; (i) Licensing, (ii) Advertising Media and Broadcast, and (iii) Television and Film Production/Distribution. The Company’s reportable segments are strategic business units, which, while managed separately, work together as a vertically integrated entertainment company. The Company’s management regularly evaluates the performance of each segment based upon its net revenues, profit and loss after all expenses, including amortized film, television costs and the Fox broadcast fee and interest income.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Commencing in 2003, the Company’s Television and Film Production/Distribution segment recorded inter-segment revenues and the Company’s Advertising Media and Broadcast segment recorded inter-segment charges related to the estimated acquisition costs of episodic television series for broadcast. In the opinion of management, such acquisition costs represent the estimated fair value which would have been incurred in a transaction between unaffiliated third parties on an arm’s length basis. All inter-segment transactions have been eliminated in consolidation.

	Licensing	Advertising Media and Broadcast	Television and Film Production/ Distribution	Total
Three Months Ended
June 30:
2003
Net revenues from
external customers	$12,805	$4,108	$6,456	$23,369

Amortization of
television and film costs
and Fox broadcast fee	$--	$5,659	$1,729	$7,388

Segment profit (loss)	$8,335	$(3,841)	$1,583	$6,077

Interest income	$254	$5	$--	$259

2002
Net revenues from
external customers	$5,518	$640	$2,020	$8,178

Amortization of
television and film costs	$--	$--	$1,162	$1,162

Segment profit (loss)	$2,096	$(751)	$614	$1,959

Interest income	$306	$9	$--	$315

Six Months Ended
June 30:
2003
Net revenues from
external customers	$24,066	$8,231	$12,050	$44,347

Amortization of
television and film costs
and Fox broadcast fee	$--	$10,669	$3,835	$14,504

Segment profit (loss)	$15,859	$(7,181)	$2,349	$11,027

Segment assets	$118,904	$23,626	$23,965	$166,495

Interest income	$571	$12	$--	$583

2002
Net revenues from
external customers	$10,115	$995	$4,029	$15,139

Amortization of
television and film costs	$--	$--	$1,382	$1,382

Segment profit (loss)	$3,511	$(1,037)	$2,112	$4,586

Segment assets	$126,073	$2,567	$10,342	$138,982

Interest income	$767	$25	$--	$792

Additionally, through the Company’s London office and network of international subagents, which allow it to license its properties throughout the world, the Company recognized net revenue from international sources primarily in Europe of $3,720 and $2,745 for the six months ended June 30, 2003 and 2002, respectively, and $1,028 and $1,646 for the three months ended June 30, 2003 and 2002, respectively.

•••••••••

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

Revenue Recognition

Merchandise licensing revenues: The Company recognizes guaranteed royalties at the time the arrangement becomes effective if the Company has no significant direct continuing involvement with the underlying property or obligation to the licensee. Where the Company has significant continuing direct involvement with the underlying property or obligation to the licensee, guaranteed minimum royalties are recognized ratably over the term of the license or based on sales of the related products, if greater. Licensing advances and guaranteed payments collected, but not yet earned by the Company, are classified as deferred revenue in the accompanying consolidated balance sheets.

Broadcast advertising revenues: Advertising revenues are recognized when the related commercials are aired and are recorded net of agency commissions with an appropriate reserve recorded when advertising is sold together with a guaranteed audience delivery. Internet advertising revenues are recognized on the basis of impression views in the period the advertising is displayed. Fee-based commissions for media planning and buying services, for clients in both print and broadcast media, are recognized at the time the related media runs.

Episodic television series revenues: Television series initially produced for networks and first-run syndication are generally licensed to domestic and foreign markets concurrently. The length of the revenue cycle for episodic television varies depending on the number of seasons a series remains in active exploitation. Revenues arising from television license agreements are recognized in the period that the films or episodic television series are available for telecast.

Production and adaptation costs reimbursed or charged to the licensor are included in net revenue and the corresponding costs are included in production service costs in the accompanying consolidated statements of income.

Home video revenues: Revenues from home video and DVD sales, net of a reserve for returns, are recognized on the date that video and DVD units are shipped by the Company’s distributor to wholesalers/retailers. Consistent with the practice in the home video industry, the Company estimates the reserve for returns based upon its review of historical returns rates and expected future performance.

Music revenues: Revenues from music sales, net of a reserve for returns, are recognized on the date units are shipped by the Company’s distributor to wholesalers/retailers. In the case of musical performance revenues, the revenue is recognized when the musical recordings are broadcast or performed.

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

Recently Issued Accounting Pronouncements

Costs Associated with Exit or Disposal Activities - In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities(“SFAS No. 146”). Such standard requires costs associated with exit or disposal activities (including restructurings) to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 nullifies Emerging Issue Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The provisions of this standard are effective for exit or disposal activities initiated after December 31, 2002. The adoption of this standard did not have a material effect on its consolidated financial position or results of operations.

Guarantees — In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Such Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation apply to guarantees issued or modified after December 31, 2002. The disclosure provisions of this Interpretation are effective for financial statements with annual periods ending after December 15, 2002. The adoption of this standard did not have a material effect on its consolidated financial position or results of operations.

Consolidation of Variable Interest Entities — On January 17, 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. Such Interpretation addresses consolidation of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as special purpose entities. The Interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. It also provides guidance related to the initial and subsequent measurement of assets, liabilities and noncontrolling interests in newly consolidated variable interest entities and requires disclosures for both the primary beneficiary of a variable interest entity and other beneficiaries of the entity. such Interpretation is effective for newly created Variable Interest Entities beginning February 1, 2003 and for existing Variable Interest Entities as of the third quarter of 2003. The Company does not expect that the adoption of this standard during the third quarter of 2003 will have a material effect on its consolidated financial position or results of operations.

Derivative Instruments and Hedging Activities — In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated in the statement for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material effect on its consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim financial reporting period after June 15, 2003. Early adoption of SFAS No. 150 is not permitted. The adoption of this standard did not have a material effect on its consolidated financial position or results of operations.

Three and six months ended June 30, 2003 as compared to three and six months ended June 30, 2002.

Consolidated net revenues increased 186%, or $15,191, to $23,369, and 193%, or $29,208, to $44,347 for the three and six months ended June 30, 2003, respectively, as compared to the same periods in 2002. The increase was due to a number of factors. In the Licensing segment, net revenue increased 132%, or $7,287, to $12,805 and 138%, or $13,951, to $24,066 for the three and six months ended June 30, 2003, respectively, as compared to the same periods in 2002. Licensing and fee revenue, primarily from the “Yu-Gi-Oh!" and “Teenage Mutant Ninja Turtles" properties, increased significantly in the current period as compared to the same periods in 2002. Net revenue in the Advertising Media and Broadcast segment increased 542%, or $3,468, to $4,108 and 727%, or $7,236, to $8,231 for the three and six months ended June 30, 2003, respectively, as compared to the same periods in 2002 primarily due to sales of advertising time on the Fox Box which began broadcast operations in September 2002. Net revenue for the Television and Film Production/Distribution segment increased 220%, or $4,436, to $6,456 and 199%, or $8,021, to $12,050 for the three and six months ended June 30, 2003, respectively, as compared to the same periods in 2002. In this segment, increased production service revenue was earned for work performed on the “Kirby” and “Teenage Mutant Ninja Turtles” television programs when compared to the same period in 2002. Additionally, license revenue for the six months ended June 30, 2003 increased from the “Pokémon” movies and international broadcast agreements for the “Yu-Gi-Oh”, “Cubix”, and “Pokémon”television programs.

Selling, general and administrative expenses increased 63%, or $3,156, to $8,174 and 63%, or $5,931, to $15,417, for the three and six months ended June 30, 2003, respectively, as compared to the same periods in 2002, primarily due to increased advertising, payroll and benefits resulting from higher staffing levels in advertising sales, the operation of the Fox Box network and the Company’s Fox Box TV website, all of which commenced significant operations in the third quarter of 2002. Along with these increased payroll and benefits costs are bonus accruals which are based on pre-tax earnings. In addition, the Company incurred additional infrastructure costs to support the aforementioned new operations.

Production service costs increased 462%, or $1,635, to $1,989 and 735%, or $3,505, to $3,982 for the three and six months ended June 30, 2003, respectively, as compared to the same periods in 2002. This increase was attributable to certain television production costs related to the “Kirby” and “Teenage Mutant Ninja Turtles” television programs for which the Company is reimbursed. When the Company is reimbursed for production costs, it categorizes them as production service costs and reflects a corresponding amount in revenue for the amount of the reimbursement.

At June 30, 2003, there were $7,415 of capitalized film production costs relating primarily to various stages of production on 647 episodes of animated programming. Amortization of capitalized film costs increased by $567, or 49%, to $1,729 and $2,453, or 177%, to $3,835 for the three and six months ended June 30, 2003, respectively, as compared to the same periods in 2002, primarily due to increased amortization of Fox Box programming and the “Yu-Gi-Oh!“ television program.

Amortization of the Fox broadcasting fee was $5,659 and $10,669 for the three and six months ended June 30, 2003, respectively. The Fox Box commenced operations in September 2002. The fee payable to Fox is capitalized and amortized each broadcast season based on estimated advertising revenue. As of June 30, 2003, the Company had paid Fox and certain affiliates a total amount of $38,286, representing the entire first year’s broadcast fee, and a portion of the second year’s broadcast fee of which $20,113 was amortized as of June 30, 2003. The remaining $18,173, representing the unamortized portion of the first broadcast season’s fee paid of $5,517, and the first installment paid on the second broadcast season of $12,656, is included in “Prepaid Fox broadcast fee” on the accompanying consolidated balance sheets as of June 30, 2003.

In addition to advertising revenues, the operating costs of 4Kids Ad Sales, Inc. and the amortization of the Fox broadcast fee, the overall impact of the Fox Box on the Company’s results of operations includes:

i) revenues generated from merchandise licensing, home video and music publishing, and

ii) production and acquisition costs associated with the television programs run on the Fox Box.

The ability of the Company to access and develop these multiple revenue streams was a critical component of its evaluation to lease the Fox Box programming block.

Interest income decreased $56, or 18%, to $259 and $209, or 26%, to $583 for the three and six months ended June 30, 2003, respectively, as compared to the same periods in 2002, as a result of the declining interest rate environment.

Income tax expense increased $1,700, or 232%, to $2,432 and $2,607, or 144%, to $4,412 for the three and six months ended June 30, 2003, respectively, as compared to the same periods in 2002, due to higher pre-tax income. The Company’s effective tax rate remained relatively consistent at approximately 40% for both 2003 and 2002.

As a result of the above, the Company had net income for the three and six months ended June 30, 2003 of $3,645 and $6,615, respectively, as compared to net income for the same periods in 2002 of $1,227 and $2,781, respectively.

Liquidity and Capital Resources

For the six months ended June 30, 2003, the Company’s cash and cash equivalents and short-term investment balances increased by $465 to $89,964, primarily as a result of increased royalty collections on the “Yu-Gi-Oh!” and “Teenage Mutant Ninja Turtles” properties and a decrease in accounts receivable, offset by contractual payments made for the Fox Box broadcast rights and other film rights and decreases in media payable.

Cash flows from operating activities for the six months ended June 30, 2003 and 2002, were $576 and ($21,369), respectively. Working capital, consisting of current assets less current liabilities, was $122,128 as of June 30, 2003 and $114,298 as of December 31, 2002.

Cash flows from investing activities for the six months ended June 30, 2003 and 2002 were ($16,848), and ($11,760), respectively. As of June 30, 2003 and December 31, 2002, the Company had approximately $27,230 and $10,787, respectively, invested primarily in government obligations. For the six months ended June 30, 2003, the Company purchased property and equipment of $405, which was comprised primarily of leasehold improvements and computer equipment, as compared to purchases of property and equipment of $1,109 for the same period in 2002.

Cash flows from financing activities for the six months ended June 30, 2003 and 2002 were $256 and $397, respectively. Cash flows from financing activities for the six months ended June 30, 2003 and 2002 were generated by proceeds from the exercise of stock options by the Company’s employees.

The Company’s license agreement with Fox to program the network’s four hour Saturday morning children’s block, which began in September 2002, requires the Company to pay an annual fee of $25,312. Under the terms of the agreement, for the six months ended June 30, 2003, the Company paid Fox and certain affiliates a total of $18,985, representing the remainder of the first broadcast year’s fee, and the first payment of $12,656 for the second broadcast year’s fee, with the balance of the second year’s fee payable in four equal installments of $3,164 due in September 2003, December 2003, February 2004 and April 2004. The fee for each subsequent broadcast year is payable 50% in the June preceding the beginning of the broadcast year (which begins in September) with the balance of the fee for the broadcast year payable in four equal installments in September, December, February and April. Additionally, the Agreement requires the Company to establish a $25,000 Letter of Credit for the benefit of Fox, which Letter of Credit may be reduced by the Company as installments of the final year’s license fee are paid. As of June 30, 2003, the Company had received a commitment for the letter of credit, but the letter of credit had not been issued pending completion of the long form agreement with Fox. Upon the issuance of the letter of credit, the Company will grant a security interest in its cash balances to the issuing bank to secure the amount of such letter of credit and will appropriately disclose these amounts as restricted cash in its financial statements.

The agreement further provides that, at the Company’s option, up to $10,300 of each year’s fee may be paid by delivering shares of the Company’s common stock. The Company will incur additional costs to program the four-hour block and to sell the related network advertising time. These costs will include direct programming costs to acquire, adapt and deliver programming for broadcast during the weekly four hour block as well as additional indirect expenses of advertising sales, promotion and administration.

Our aggregate minimum payment obligations under various operating leases related to certain office, administrative and production facilities and the Fox Broadcast fee are as follows:

Year ending December 31,	Leases	Fox Broadcast Fee	Total
July 1, - December 31, 2003	$603	$6,328	$6,931
2004	1,402	25,312	26,714
2005	1,522	25,312	26,834
2006	1,557	6,328	7,885
2007	1,557	--	1,557
2008 and thereafter	1,911	--	1,911

Total	$8,552	$63,280	$71,832

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

This list of factors that may affect future performance and the accuracy of forward-looking statements are illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Rate Fluctuations

From time to time, the Company may be exposed to the risk of future currency exchange rate fluctuations, which is accounted for as an adjustment to stockholders’ equity and changes in the exchange rates between various foreign currencies and the U.S. dollar may, as a result, have an impact on the accumulated other comprehensive income (loss) component of stockholders’ equity reported by the Company, and such effect may be material in any individual reporting period. The Company is currently not a party to any market risk sensitive instruments, or any derivative contracts or other arrangements that may reduce such market risk.

Item 4. Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is included in such reports.
There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on May 23, 2003. The matters voted upon, including the number or votes cast for, against or withheld, as well as the number of abstentions and broker–non–votes, as to each such matter were as follows:

Proposal 1:     All six of management’s nominees for directors as listed in the proxy statement were elected with the number of votes cast for each nominee as follows:

	Shares Voted “FOR”	Shares Voted “AGAINST”	Shares “ABSTAINING”	Broker Non– Votes	Votes Withheld

Richard Block	12,611,387	–	–	–	49,903

Jay Emmett	12,589,712	–	–	–	71,578

Joseph P. Garrity	12,609,229	–	–	–	52,061

Michael Goldstein	12,609,136	–	–	–	52,154

Steven M. Grossman	12,607,996	–	–	–	53,294

Alfred R. Kahn	12,468,803	–	–	–	192,487

Proposal 2: The proposal to appoint Deloitte & Touche LLP as independent auditors to examine the Company’s financial statements for the fiscal year ending December 31, 2003. was ratified by the following vote:

Shares Voted “FOR”	Shares Voted “AGAINST”	Shares “ABSTAINING”	Broker Non– Votes	Votes Withheld

12,485,101	169,609	–	–	6,580

Proposal 3: The proposal to approve the 4Kids Entertainment, Inc. 2003 Stock Option Plan, which authorizes the issuance of options to purchase up to 600,000 shares of the Company’s common stock, was ratified by the following vote:

Shares Voted “FOR”	Shares Voted “AGAINST”	Shares “ABSTAINING”	Broker Non– Votes	Votes Withheld

10,540,862	1,329,889	–	–	790,539

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

10.1	Amendment and Restatement, dated January 1, 2002, to the Employment Agreement between 4Kids Entertainment Licensing, Inc. and Alfred R. Kahn.

10.2	Employment Agreement, dated January 1, 2002, between 4Kids Entertainment Licensing, Inc. and Joseph P. Garrity.

10.3	Employment Agreement, dated January 1, 2002, between 4Kids Productions, Inc. and Norman Grossfeld.

10.4	Employment Agreement, dated January 1, 2002, between 4Kids Entertainment Licensing, Inc. and Samuel R. Newborn.

10.5	Amendment, dated as of June 16, 2003, to the Employment Agreement between 4Kids Productions, Inc. and Norman Grossfeld.

10.6	Amendment, dated as of June 16, 2003, to the Employment Agreement between 4Kids Entertainment Licensing, Inc. and Samuel R. Newborn.

10.7	Amendment, dated as of June 19, 2003, to the Employment Agreement between 4Kids Entertainment Licensing, Inc. and Joseph P. Garrity.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Joint Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Report on Form 8-K

The Registrant filed a Current Report on Form 8-K on May 15, 2003 in connection with the issuance of its press release announcing the results for the quarterly period ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2003

4KIDS ENTERTAINMENT, INC.

By: /s/ Alfred R. Kahn

Alfred R. Kahn
Chairman of the Board and
Chief Executive Officer

By: /s/ Joseph P. Garrity

Joseph P. Garrity
Executive Vice President and
Chief Financial Officer