Form 10-Q
period 2003-09-30
4 KIDS ENTERTAINMENT INC
filed 2003-11-14
CIK 58592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

      At November 13, 2003, the number of shares outstanding of the Registrant’s common stock, par value $.01 per share, was 13,419,068.

4Kids Entertainment, Inc. and Subsidiaries

Table of Contents

Page #

Part I--FINANCIAL INFORMATION

Part I-FINANCIAL INFORMATION
Item 1. Financial Statements
4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share data)
	September 30,	December 31,
	2003	2002
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$63,491	$78,712
Investments	35,988	10,787
Accounts receivable - net	30,031	38,847
Prepaid Fox broadcast fee - net	14,170	9,857
Prepaid/refundable income taxes	1,665	1,635
Advances to licensors	1,279	1,617
Prepaid expenses and other current assets	2,585	2,254

Total current assets	149,209	143,709

PROPERTY AND EQUIPMENT - net	3,450	3,853
ACCOUNTS RECEIVABLE - net	3,560	5,733
INVESTMENT IN EQUITY SECURITIES	726	726
FILM AND TELEVISION COSTS - net	8,400	5,653
DEFERRED INCOME TAXES	1,369	917
OTHER ASSETS - net	4,780	2,248

TOTAL ASSETS	$171,494	$162,839

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Due to licensors	$8,942	$9,063
Media payable	2,043	5,613
Accounts payable and accrued expenses	8,153	9,776
Deferred revenue	5,136	3,976
Deferred income taxes	651	983

Total current liabilities	24,925	29,411

DEFERRED RENT	928	757

Total liabilities	25,853	30,168

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value - authorized, 3,000,000 shares;
none issued	--	--
Common stock, $.01 par value - authorized, 40,000,000 shares;
issued, 13,403,568 and 13,135,008 shares in 2003 and
2002, respectively	134	131
Additional paid-in capital	43,809	40,411
Accumulated other comprehensive income	159	72
Retained earnings	101,539	92,057

Total stockholders' equity	145,641	132,671

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$171,494	$162,839

See notes to consolidated financial statements. -2-

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands of dollars, except share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
NET REVENUES	$25,334	$12,099	$69,681	$27,238

COSTS AND EXPENSES:
Selling, general and administrative	8,579	6,842	23,996	16,328
Production service costs	2,574	327	6,556	804
Amortization of television and film costs and
Fox broadcast fee	9,700	1,919	24,204	3,301

Total costs and expenses	20,853	9,088	54,756	20,433

INCOME FROM OPERATIONS	4,481	3,011	14,925	6,805

INTEREST INCOME	252	388	835	1,180

INCOME BEFORE INCOME TAX
PROVISION	4,733	3,399	15,760	7,985

INCOME TAX PROVISION	1,866	1,436	6,278	3,241

NET INCOME	$2,867	$1,963	$9,482	$4,744

PER SHARE AMOUNTS:
Basic earnings per common share	$0.22	$0.16	$0.72	$0.38

Diluted earnings per common share	$0.20	$0.14	$0.68	$0.35

Weighted average common shares
outstanding - basic	13,247,459	12,597,355	13,174,119	12,588,162

Weighted average common shares
outstanding - diluted	14,169,729	13,678,026	14,018,995	13,656,787

See notes to consolidated financial statements. -3-

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands of dollars)
	Nine Months Ended
	September 30,	September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,482	$4,744
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	928	722
Amortization of television and film costs and Fox broadcast fee	24,204	3,301
Provision for doubtful accounts	253	--
Deferred income taxes	(784)	--
Tax benefit on exercise of stock options	1,569	292
Changes in operating assets and liabilities:
Accounts receivable	10,736	(11,125)
Film and television costs	(9,115)	(4,163)
Prepaid/refundable income taxes	(30)	3,584
Prepaid Fox broadcast fee	(22,149)	(14,427)
Advances to licensors	338	--
Prepaid expenses and other current assets	(331)	(4,060)
Other assets - net	(2,532)	(176)
Due to licensors	(121)	(9,049)
Media payable	(3,570)	292
Accounts payable and accrued expenses	(1,623)	589
Income taxes payable	--	680
Deferred revenue	1,160	4,155
Deferred rent	171	424

Net cash provided by (used in) operating activities	8,586	(24,217)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investments	63,242	20,047
Purchase of investments	(88,443)	(19,806)
Purchase of property and equipment	(525)	(2,274)

Net cash used in investing activities	(25,726)	(2,033)

CASH FLOWS FROM FINANCING ACTIVITIES -
Proceeds from exercise of stock options	1,832	525

EFFECTS OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS	87	--

NET DECREASE IN CASH AND CASH EQUIVALENTS	(15,221)	(25,725)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	78,712	104,445

CASH AND CASH EQUIVALENTS, END OF PERIOD	$63,491	$78,720

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Income Taxes	$5,600	$--

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

4Kids Technology, Inc., a wholly-owned subsidiary, develops ideas and concepts for licensing which integrate new and existing technologies with traditional game and toy play patterns. Websites 4Kids, Inc., a wholly-owned subsidiary, specializes in website development by creating websites designed to enhance and support the marketing of children’s properties represented by the Company.

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

Television and Film Production/Distribution — The Company’s wholly-owned subsidiary, 4Kids Productions, Inc. (“4Kids Productions”), produces and acquires animated and live-action television programs for distribution to the television, home video and theatrical markets. 4Kids Productions adapts foreign programming for the US market and also produces original animated television programming for domestic and international broadcast. Additionally, 4Kids Productions produces original music compositions for use with its television and film production activities.

4Kids Entertainment Music, Inc. ("4Kids Music"), a wholly-owned subsidiary, markets and administers the musical operations for the Company on certain existing and newly created music associated with its television programming. 4Kids Entertainment Home Video, Inc. ("4Kids Home Video"), a wholly-owned subsidiary, markets and administers the Company’s home video operations associated with its television programming.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The consolidated financial statements, except for the December 31, 2002 consolidated balance sheet, are unaudited. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2003 and December 31, 2002 and the results of operations for the three and nine month periods ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002. Because of the inherent seasonality and changing trends of the toy and game, entertainment and advertising industries, operating results in the Company on a quarterly basis may not be indicative of operating results for the full year.

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

Revenue Recognition —Merchandise licensing revenues: Merchandise licensing revenues are recognized when the underlying royalties from the sales of the related products are earned. The Company recognizes guaranteed royalties at the time the arrangement becomes effective if the Company has no significant direct continuing involvement with the underlying property or obligation to the licensee. Where the Company has significant continuing direct involvement with the underlying property or obligation to the licensee, guaranteed minimum royalties are recognized ratably over the term of the license or based on sales of the related products, if greater. Licensing advances and guaranteed payments collected, but not yet earned by the Company, are classified as deferred revenue in the accompanying consolidated balance sheets.

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

Episodic television series revenues: Television series initially produced for networks and first-run syndication are generally licensed to domestic and foreign markets concurrently. The length of the revenue cycle for episodic television varies depending on the number of seasons a series remains in active exploitation. Revenues arising from television license agreements are recognized in the periods that the films or episodic television series are available for telecast.

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

Music revenues:Revenues from music sales, net of a reserve for returns, are recognized based on the date units are shipped by the Company’s distributor to wholesalers/retailers as reported to the Company. In the case of musical performance revenues, the revenue is recognized when the musical recordings are broadcast and/or performed.

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

Reclassifications —Certain amounts reported for the prior period have been reclassified to conform to the current period’s presentation.

Translation of Foreign Currency —The assets and liabilities of the Company's foreign subsidiary have been recorded in their local currency and translated to U.S. dollars using period-end exchange rates. Income and expense items have been translated at the average rate of exchange prevailing during the period. Any adjustment resulting from translating the financial statements of the foreign subsidiary is reflected as “other comprehensive income”, net of related tax; which is a component of stockholders’ equity. Comprehensive income for the three and nine months ended September 30, 2003 was $2,916 and $9,569, respectively, which included translation adjustments of $49 and $87 for the respective periods. Comprehensive income for the three and nine months ended September 30, 2002 is the same as net income for the periods.

Earnings Per Share — The Company applies SFAS No. 128, Earnings per share, which requires the computation and presentation of earnings per share (“EPS”) to include basic and diluted EPS. Basic EPS is computed solely on the weighted average number of common share outstanding during the period. Diluted EPS reflects all potential dilution of common stock. Total dilution was due to stock options and increased the weighted average common shares outstanding by 922 shares and 845 shares for the three and nine months ended September 30, 2003, respectively, and 1,081 shares and 1,069 shares for the three and nine months ended September 30, 2002, respectively.

Stock-Based Compensation —The Company accounts for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Under FASB Interpretation 44, Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB No. 25, outside directors are considered employees for purposes of applying APB No. 25 if they are elected by shareholders. Consequently, no compensation expense for employees and directors is recognized.

The following table illustrates the pro forma effect on net income and net income per basic and diluted shares had the Company applied the fair value recognition provisions of SFAS No. 123 for the three and nine months ended September 30, 2003 and 2002.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Net income as reported	$2,867	$1,963	$9,482	$4,744
Deduct stock-based employee compensation
expense determined under fair value based
method for all awards, net of tax	251	314	1,486	2,481

Pro forma net income	$2,616	$1,649	$7,996	$2,263

Net income per share:
Reported
Basic	$0.22	$0.16	$0.72	$0.38

Diluted	$0.20	$0.14	$0.68	$0.35

Pro forma
Basic	$0.20	$0.13	$0.61	$0.18

Diluted	$0.18	$0.12	$0.57	$0.17

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used for options granted in 2003 and 2002 included no dividend yield for both periods, expected volatility of approximately 55.3% and 47.9% for 2003 and 2002, respectively, a risk-free interest rate of approximately 1.4% and 2.2% for 2003 and 2002, respectively, and an option duration of 4 years for both periods.

Recently Issued Accounting Pronouncements – Costs Associated with Exit or Disposal Activities - In June 2002, Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). Such standard requires costs associated with exit or disposal activities (including restructurings) to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 nullifies Emerging Issue Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The provisions of this standard are effective for exit or disposal activities initiated after December 31, 2002. The adoption of this standard by the Company did not have a material effect on its consolidated financial position or results of operations.

Guarantees — In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Such Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation apply to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure provisions of this Interpretation in its financial statements as of and for the year ending after December 31, 2002. The adoption of this standard by the Company did not have a material effect on its consolidated financial position or results of operations.

Consolidation of Variable Interest Entities — On January 17, 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. Such Interpretation addresses consolidation of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as special purpose entities. The Interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. It also provides guidance related to the initial and subsequent measurement of assets, liabilities and noncontrolling interests in newly consolidated variable interest entities and requires disclosures for both the primary beneficiary of a variable interest entity and other beneficiaries of the entity. Such Interpretation is effective for newly created variable interest entities beginning February 1, 2003 and for existing variable interest entities as of the third quarter of 2003. However, in October 2003, the FASB permitted companies to defer the third quarter 2003 effective date to December 31, 2003, in whole or in part, and indicated that it would provide further clarification of this Interpretation before December 31, 2003. The Company is currently evaluating the provisions of this Interpretation.

Derivative Instruments and Hedging Activities — In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated in the statement for hedging relationships designated after June 30, 2003. The adoption of this standard by the Company did not have a material effect on its consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim financial reporting period after June 15, 2003. The Company adopted the provisions of SFAS 150 on July 1, 2003. The adoption of this standard by the Company did not have a material effect on its consolidated financial position or results of operations.

3. COMMITMENTS AND CONTINGENCIES

a.	Litigation — The Company, from time to time, is involved in litigation arising in the ordinary course of its business. The Company does not believe that any such litigation to which the Company or any subsidiary of the Company is a party or of which any of their properties is the subject will, individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial position or the results of its operations.

b.	Deferred Revenue — Music Publishing — In July 2002, 4Kids Music granted a right through 2011 to receive a 50% interest in the Company’s net share of the music revenues from currently existing music produced by the Company for its television programs (excluding “Pokémon”) (“Current Music Assets”) to an unaffiliated third party in an arms length transaction for $3,000. Further, the Company granted a right to receive a 50% interest in the Company’s net share of music revenues from future music to be produced by the Company for its television programs (excluding “Pokémon”) (“Future Music Assets”) to the same third party for $2,000. In consideration of the grant of Future Music Assets, the Company received $750 in June 2003 and will receive $750 in June 2004 and $500 in June 2005.

The Company has deferred all amounts received under the contract, and recognizes revenue as the Current Music Assets and Future Music Assets generate revenue over the contract term. Notwithstanding the foregoing, as of the date the Company has delivered all of the Future Music Assets required under the contract, any portion of the $5,000 that remains deferred and not recognized, will be recognized as revenue. Pursuant to the above, the Company recognized revenue of $68 and $347 for the three and nine months ended September 30, 2003, respectively and $314 for both the three and nine months ended September 30, 2002. The Company has included $3,089 and $2,686 as deferred revenue on the accompanying consolidated balance sheets as of September 30, 2003 and December 31, 2002, respectively.

Home Video — In May 2002, 4Kids Home Video entered into an agreement with an unaffiliated third party home video distributor (the “Video Distributor”), pursuant to which 4Kids Home Video provides ongoing advertising, marketing and promotional services with respect to certain home video titles that are owned or controlled by the Company and which are distributed by the Video Distributor. The Video Distributor has paid the Company an advance of $1,300 against 4Kids Home Video’s share of the service fee proceeds to be realized by 4Kids Home Video from such titles. Pursuant to the above, the Company recognized revenue of $0 and $587 for the three and nine months ended September 30, 2003, respectively and $713 for both the three and nine months ended September 30, 2002. The Company has included $587 as deferred revenue on the accompanying consolidated balance sheets as of December 31, 2002. As of September 30, 2003, the advance has been fully recognized as revenue.

Other Agreements – In addition, the Company has entered into other agreements for various properties in which the Company has received certain advances and/or minimum guarantees. Accordingly, as of September 30, 2003 and December 31, 2002, the unearned portion of these advances and guaranteed payments received was $2,047 and $703, respectively, and are included as deferred revenue on the accompanying consolidated balance sheets.

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

Under the terms of the Agreement, Licensee is required to pay a minimum royalty for the period starting January 1, 2001 and ending December 31, 2003. Since all of the conditions under the Agreement were met and the full amount of the minimum guaranteed royalties were payable by the Licensee, the Company earned $7,500 over the period of the Agreement. For each of the nine months ended September 30, 2003 and 2002, the Company earned royalties relating to the Agreement of $2,500. During 2003, the Agreement was amended extending the term to December 31, 2006.

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

The agreement provided for 50% of the fee for the first broadcast season to be paid within ten days of the execution of the short form agreement in February 2002, with the balance of the fee for the first broadcast season payable in four equal installments in September 2002, December 2002, February 2003 and April 2003. The fee for each subsequent broadcast year is payable 50% in the June preceding the beginning of the broadcast year (which begins in September) with the balance of the fee for the broadcast year payable in four equal installments in September, December, February and April. All payments required to be made on or prior to September 30, 2003 have been made. Additionally, the agreement requires the Company to establish a $25,000 letter of credit for the benefit of Fox, which letter of credit may be reduced by the Company as installments of the final year’s fee are paid. As of September 30, 2003, the Company had received a commitment from a bank for the letter of credit, but the letter of credit had not been issued pending completion of the long form agreement with Fox. Upon the issuance of the letter of credit, the Company will grant a security interest in its cash balances to the issuing bank to secure the amount of such letter of credit and will appropriately disclose these amounts as restricted cash in its consolidated financial statements.

The cost of the Fox Box is capitalized and amortized over each broadcast season based on estimated advertising revenue. The Company recorded amortization expense of $7,167 and $17,836 for the three and nine months ended September 30, 2003, respectively, and $1,393 for both the three and nine months ended September 30, 2002. As of September 30, 2003, the Company paid Fox and certain affiliates $15,820 attributed to the second year’s broadcast fee, and as of December 31, 2002, the Company paid $19,301 attributed to the first year’s broadcast fee. The unamortized portion of these fees of $14,170 and $9,857, are included in “Prepaid Fox broadcast fee” on the accompanying consolidated balance sheets as of September 30, 2003 and December 31, 2002, respectively.

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

As of September 30, 2003, the minimum guaranteed payment obligations under the Fox Broadcast Agreement are as follows:

Year ending December 31,	Amount
October 1, - December 31, 2003	$3,164
2004	25,312
2005	25,312
2006	6,328

Total	$60,116

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

	Licensing	Advertising Media and Broadcast	Television and Film Production/ Distribution	Total
Three Months Ended
September 30,
2003

Net revenues from external customers	$13,046	$5,543	$6,745	$25,334

Amortization of television and film costs
and Fox broadcast fee	$--	$7,167	$2,533	$9,700

Segment profit (loss)	$9,091	$(4,843)	$485	$4,733

Interest income	$249	$3	$--	$252

2002

Net revenues from external customers	$7,440	$1,997	$2,662	$12,099

Amortization of television and film costs
and Fox broadcast fee	$--	$1,393	$526	$1,919

Segment profit (loss)	$4,580	$(2,356)	$1,175	$3,399

Interest income	$381	$7	$--	$388

Nine Months Ended
September 30,
2003

Net revenues from external customers	$37,112	$13,774	$18,795	$69,681

Amortization of television and film costs
and Fox broadcast fee	$--	$17,836	$6,368	$24,204

Segment profit (loss)	$24,950	$(12,024)	$2,834	$15,760

Segment assets	$128,948	$21,098	$21,448	$171,494

Interest income	$820	$15	$--	$835

2002

Net revenues from external customers	$17,555	$3,011	$6,672	$27,238

Amortization of television and film costs
and Fox broadcast fee	$--	$1,393	$1,908	$3,301

Segment profit (loss)	$8,799	$(3,127)	$2,313	$7,985

Segment assets	$110,940	$19,230	$16,221	$146,391

Interest income	$1,149	$31	$--	$1,180

Additionally, through the Company’s London office and network of international subagents, which allow it to license its properties throughout the world, the Company recognized net revenue from international sources primarily in Europe, of $3,808 and $7,528 for the three and nine months ended September 30, 2003, respectively, and $1,272 and $4,017 for the three and nine months ended September 30, 2002, respectively.

-13- _________________

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands of dollars unless otherwise specified)

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and assumptions on expected or known trends or events, historical experience and other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making the judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

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

Recently Issued Accounting Pronouncements

Costs Associated with Exit or Disposal Activities - In June 2002, Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities(“SFAS No. 146”). Such standard requires costs associated with exit or disposal activities (including restructurings) to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 nullifies Emerging Issue Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The provisions of this standard are effective for exit or disposal activities initiated after December 31, 2002. The adoption of this standard by the Company did not have a material effect on its consolidated financial position or results of operations.

Guarantees — In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Such Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation apply to guarantees issued or modified after December 31, 2002. The disclosure provisions of this Interpretation are effective for financial statements as of and for the year ending after December 31, 2002. The adoption of this standard by the Company did not have a material effect on its consolidated financial position or results of operations.

Stock-Based Compensation — On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure(“SFAS No. 148”). This standard amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method (expense treatment) of accounting for stock-based employee compensation. This standard also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure requirements of this statement as of December 31, 2002. Should the Company elect to utilize the fair value based method for its stock-based compensation in the future, it must adopt the remaining provisions of SFAS No. 148.

Consolidation of Variable Interest Entities — On January 17, 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. Such Interpretation addresses consolidation of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as special purpose entities. The Interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. It also provides guidance related to the initial and subsequent measurement of assets, liabilities and noncontrolling interests in newly consolidated variable interest entities and requires disclosures for both the primary beneficiary of a variable interest entity and other beneficiaries of the entity. Such Interpretation is effective for newly created variable interest entities beginning February 1, 2003 and for existing variable interest entities as of the third quarter of 2003. However, in October of 2003, the FASB permitted companies to defer the third quarter 2003 effective date to December 31, 2003, in whole or in part, and indicated that it would provide further clarification of this Interpretation before December 31, 2003. The Company is currently evaluating the provisions of this Interpretation.

Derivative Instruments and Hedging Activities — In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated in the statement for hedging relationships designated after June 30, 2003. The adoption of this standard by the Company did not have a material effect on its consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim financial reporting period after June 15, 2003. The Company adopted the provisions of SFAS No. 150 on July 1, 2003. The adoption of this standard by the Company did not have a material effect on its consolidated financial position or results of operations.

Three and nine months ended September 30, 2003 as compared to three and nine months ended September 30, 2002.

Consolidated net revenues increased 109%, or $13,235, to $25,334, and 156%, or $42,443, to $69,681 for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002. The increase was due to a number of factors. In the Licensing segment, net revenue increased 75%, or $5,606, to $13,046 and 111%, or $19,557, to $37,112 for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002. Licensing and fee revenue, primarily from the “Yu-Gi-Oh!” and “Teenage Mutant Ninja Turtles” properties, increased significantly in the current periods as compared to the same periods in 2002. Net revenue in the Advertising Media and Broadcast segment increased 178% or $3,546 to $5,543 and 357%, or $10,763, to $13,774 for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002 primarily due to sales of advertising time on the Fox Box which began broadcast operations in September 2002. Net revenue for the Television and Film Production/Distribution segment increased 154%, or $4,083, to $6,745 and 182%, or $12,123, to $18,795 for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002. In this segment, increased production service revenue was earned for work performed on the “Teenage Mutant Ninja Turtles”, “Kirby”, and “Pokémon” television programs when compared to the same period in 2002. Additionally, revenue for the nine months ended September 30, 2003 increased from the “Pokémon” movies and international broadcast agreements for the “Yu-Gi-Oh!”, “Teenage Mutant Ninja Turtles” and “Pokémon” television programs.

Selling, general and administrative expenses increased 25%, or $1,737, to $8,579 and 47%, or $7,668, to $23,996 for the three and nine months ended September 30, 2003, respectively, when compared to the same periods in 2002, primarily due to increased marketing and advertising costs for the expanded property line-up, home video operations, payroll and employee benefits resulting from higher staffing levels in advertising sales; the operation, marketing and promotion relating to the Fox Box and the Company’s Fox Box TV website; all of which commenced significant operations in September 2002. These increased payroll and employee benefits costs include bonus accruals which are based on pre-tax earnings. In addition, the Company incurred additional infrastructure costs to support the aforementioned new operations.

Production service costs increased 687%, or $2,247, to $2,574 and 715%, or $5,752, to $6,556 for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002. This increase was attributable to certain television production costs related to the “Teenage Mutant Ninja Turtles”, “Kirby”, and “Pokémon” television programs for which the Company incurs production costs that will be reimbursed. When the Company expects to be reimbursed, it categorizes them as production service costs and reflects a corresponding amount in revenue for the amount of the reimbursement.

As of September 30, 2003, there was $8,400 of capitalized film production costs relating primarily to various stages of production on 660 episodes of animated programming. Amortization of capitalized film costs increased 382%, or $2,007, to $2,533 and 234%, or $4,460, to $6,368 for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002, primarily due to increased amortization of programs broadcast on the Fox Box and the “Yu-Gi-Oh!” television programs.

Amortization of the Fox broadcasting fee was $7,167 and $17,836 for the three and nine months ended September 30, 2003, respectively. The Fox Box commenced operations in September 2002. The fee payable to Fox is capitalized and amortized each broadcast season based on estimated advertising revenue. As of September 30, 2003, the Company paid Fox and certain affiliates $15,820 attributed to the second year’s broadcast fee, and as of December 31, 2002, the Company paid $19,301 attributed to the first year’s broadcast fee. The unamortized portion of these fees of $14,170 and $9,857, are included in “Prepaid Fox broadcast fee” on the accompanying consolidated balance sheets as of September 30, 2003 and December 31, 2002, respectively.

In addition to advertising revenues, the operating costs of 4Kids Ad Sales, Inc. and the amortization of the Fox broadcast fee, the overall impact of the Fox Box on the Company’s results of operations includes:

i)	revenues generated from merchandise licensing, home video and music publishing of Fox Box properties, and

ii)	production and acquisition costs associated with the television programs broadcast on the Fox Box.

The ability of the Company to further develop its merchandising, home video and music publishing revenue streams was a significant component of its evaluation to lease the Fox Box programming block.

Interest income decreased 35%, or $136, to $252 and 29%, or $345, to $835 for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002, as a result of the declining interest rate environment, partially offset by higher average cash balances invested.

Income tax expense increased 30%, or $430, to $1,866 and 94%, or $3,037, to $6,278 for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002, due to higher pre-tax income. The Company’s effective tax rate remained relatively consistent at approximately 40% for both 2003 and 2002.

As a result of the above, the Company had net income for the three and nine months ended September 30, 2003 of $2,867 and $9,482, respectively, as compared to net income for the same periods in 2002 of $1,963 and $4,744, respectively.

Liquidity and Capital Resources

For the nine months ended September 30, 2003, the Company’s cash and cash equivalents and short-term investment balances increased by $9,980 to $99,479, primarily as a result of increased royalty collections on the “Yu-Gi-Oh!” and “Teenage Mutant Ninja Turtles” properties and a decrease in accounts receivable, offset by contractual payments made for the Fox Box broadcast rights and other film rights and decreases in media payable.

Cash flows provided by (used in) operating activities for the nine months ended September 30, 2003 and 2002, were $8,586 and ($24,217), respectively. Working capital, consisting of current assets less current liabilities, was $124,284 as of September 30, 2003 and $114,298 as of December 31, 2002.

Cash flows used in investing activities for the nine months ended September 30, 2003, and 2002 were ($25,726), and ($2,033), respectively. As of September 30, 2003 and December 31, 2002, the Company had approximately $35,988 and $10,787, respectively, invested primarily in government obligations. For the nine months ended September 30, 2003, the Company purchased property and equipment of $525, which was comprised primarily of leasehold improvements and computer equipment, as compared to purchases of property and equipment of $2,274 for the same period in 2002.

Cash flows provided by financing activities for the nine months ended September 30, 2003 and 2002 were $1,832 and $525, respectively. Cash flows from financing activities for the nine months ended September 30, 2003 and 2002 were generated by proceeds from the exercise of stock options by the Company’s employees.

The Company’s license agreement with Fox to program the network’s four hour Saturday morning children’s block which began in September 2002, requires the Company to pay an annual fee of $25,312. Under the terms of the agreement, through September 30, 2003, the Company paid Fox and certain affiliates a total of $41,450, representing the entire first broadcast year’s fee of $25,630, and a portion of the second broadcast year’s fee of $15,820, with the balance of the second year’s fee payable in three equal installments of $3,164 due in December 2003, February 2004 and April 2004. The fee for each subsequent broadcast year is payable 50% in the June preceding the beginning of the broadcast year (which begins in September) with the balance of the fee for the broadcast year payable in four equal installments in September, December, February and April. Additionally, the Agreement requires the Company to establish a $25,000 Letter of Credit for the benefit of Fox, which Letter of Credit may be reduced by the Company as installments of the final year’s license fee are paid. As of September 30, 2003, the Company had received a commitment for the letter of credit, but the letter of credit had not been issued pending completion of the long form agreement with Fox. Upon the issuance of the letter of credit, the Company will grant a security interest in its cash balances to the issuing bank to secure the amount of such letter of credit and will appropriately disclose these amounts as restricted cash in its financial statements.

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

Our aggregate minimum payment obligations under various operating leases related to certain office, administrative and production facilities and the Fox Broadcast fee are as follows:

Year ending December 31,	Leases	Fox Broadcast Fee	Total
October 1, - December 31, 2003	$302	$3,164	$3,466
2004	1,402	25,312	26,714
2005	1,522	25,312	26,834
2006	1,557	6,328	7,885
2007	1,557	--	1,557
2008 and thereafter	1,911	--	1,911

Total	$8,251	$60,116	$68,367

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

(b) Reports on Form 8-K

(1) The Registrant filed a Current Report on Form 8-K on August 13, 2003 in connection with the issuance of its press release announcing the results for the quarterly period ended June 30, 2003.

    (2)        The Registrant filed a Current Report on Form 8-K on November 13, 2003 in connection                  with the issuance of its press release announcing the results for the quarterly period ended                  September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2003

4KIDS ENTERTAINMENT, INC.

By: /s/ Alfred R. Kahn

Alfred R. Kahn
Chairman of the Board and
Chief Executive Officer

By: /s/ Joseph P. Garrity

Joseph P. Garrity
Executive Vice President and
Chief Financial Officer