Form 10-K
period 2003-12-31
4 KIDS ENTERTAINMENT INC
filed 2004-03-15
CIK 58592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2003
OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File No. 0-7843

4Kids Entertainment, Inc.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-2691380 (I.R.S. Employer Identification No.)

1414 Avenue of the Americas New York, New York (Address of principle executive offices)	10019 (Zip Code)

Registrant’s telephone number, including area code:  (212) 758-7666

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to the Section 12(g) of the Act:
Common Stock, $.01 Par Value
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes X No ___

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on June 30, 2003 as reported on the New York Stock Exchange Market, was approximately $223,603,303. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value (Title of Class)	13,965,343 (No. of Shares Outstanding at March 12, 2004)

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 2004 are incorporated by reference into Part III of this Form 10-K Report.

FORM 10-K REPORT INDEX

PART I

Item 1. Business

(a) General Development and Narrative Description of Business — 4Kids Entertainment, Inc. (the “Company”), together with the subsidiaries through which the Company’s businesses are conducted, is a diversified entertainment and media company specializing in the youth oriented market with operations in the following business segments: Licensing, Advertising Media and Broadcast, Television and Film Production/Distribution. The Company was organized as a New York Corporation in 1970.

Licensing — The Company’s wholly-owned subsidiaries, 4Kids Entertainment Licensing, Inc. (“4Kids Licensing”) and 4Kids Entertainment International, Ltd. (“4Kids International”), are engaged in the business of licensing the commercial rights to popular children’s television and film properties, personalities and product concepts. 4Kids Licensing typically acts as exclusive agent in connection with the grant to third parties of licenses to manufacture and sell all types of merchandise based on such properties, personalities and concepts. The licensing of these rights has been primarily in the areas of toys, electronic games, trading cards, food, toiletries, apparel, housewares, footwear and publishing rights. 4Kids Licensing also licenses merchandising rights in connection with certain television shows and motion pictures produced by the Company. 4Kids International, which is based in London, manages the properties represented by the Company in the United Kingdom and European marketplace. Licensing revenues accounted for approximately 54%, 54% and 68% of consolidated net revenues for the years ended December 31, 2003, 2002 and 2001, respectively.

The following properties are among those represented exclusively by 4Kids Licensing:

o	“Artlist Collection: The Dog™": a collection of images of more than 70 breeds of puppies photographed with a unique lens to create strange ratio images where the heads of the puppies are enlarged. The Company holds worldwide rights outside of Asia for “The Dog™” through December 2007.

o	“Cabbage Patch Kids”: the Company represents all merchandise licensing rights for “Cabbage Patch Kids” through December 31, 2004 under a rolling one year agreement. The one-of-a-kind “Cabbage Patch Kids” created by Original Appalachian Artworks, Inc., are not purchased, but rather are “adopted”. Each “Cabbage Patch Kid” comes with its own name and birth certificate.

o	“Cubix”: a computer animated television series featuring robots that was co-produced and co-owned by the Company with certain Asian partners. The Company represents all worldwide merchandising, television and home video rights to the series outside of Asia.

o	“Monster Jam”: Clear Channel Entertainment’s SFX Motor Sports Division owns this property and produces three hundred live monster truck events each year and a weekly cable television series. The Company represents worldwide merchandise licensing rights to the “Monster Jam”property through December 31, 2006.

o	Nintendo of America Inc. (“Nintendo”): the Company represents Nintendo for merchandise licensing and television rights to such classic Nintendo characters as the Super Mario Bros., Kirby, Donkey Kong and Zelda on a worldwide basis, other than Japan through December 31, 2005.

o	“Pokémon”: the Company represents the worldwide merchandising rights (exclusive of strategy cards and videogames), and the worldwide television and home video rights to “Pokémon” outside of Asia through December 31, 2005.

o	“Sonic X”: the Company is the exclusive licensee of television and home video rights to the “Sonic X” animated series based on the popular Sonic the Hedgehog character in the USA and Canada through 2011.

o	“Teenage Mutant Ninja Turtles” (“TMNT”): the Company is the exclusive worldwide licensing agent as well as co-owner and co-producer of an animated series featuring all new TMNT episodes which began broadcasting in 2003 on the Saturday morning programming block (“Fox Box”) that the Company leases from Fox Broadcasting Company (“Fox”). TMNT was originally launched in 1984 as a 40-page comic book created by Peter Laird and Kevin Eastman.

o	“The American Kennel Club” (“AKC”): the Company represents the worldwide merchandise rights to AKC through 2005. Founded in 1884, the AKC is one of the oldest sports organizations. It maintains the largest registry of purebred dogs in the world.

o	“The Shaman King”: the Company represents the broadcast rights in North America, Australia and New Zealand, and the merchandising rights in North America, Europe (excluding Spain and Portugal), Africa, Middle East, Australia and New Zealand for “The Shaman King,” animated television series through 2010.

o	“Ultimate Muscle”: the Company represents all worldwide television and merchandise licensing rights for “Ultimate Muscle”, an animated television series that was produced by Toei Animation in Japan outside of Asia through August 31, 2008.

o	“Winx Club™": the Company represents all worldwide television and merchandising rights for “Winx Club™", an animated series produced by Rainbow in Italy in the United States, Canada, Australia, and New Zealand through 2010.

o	“Yu-Gi-Oh!": the Company is the exclusive representative for all television and merchandise licensing (exclusive of trading cards and video games) outside of Asia through August 31, 2010. Additionally, the Company receives certain marketing fees with respect to “Yu-Gi-Oh!” trading cards and video games.

Company-Owned Properties — The Company developed and owns WMAC Masters, a live action television series in which skilled martial arts professionals compete for supremacy. The Company also owns “Charlie Chan”, the fictional Asian detective who has been the subject of numerous films based on the character created by Earl Derr Biggers. In March 2001, the Company optioned the film rights to “Charlie Chan” to Twentieth Century Fox Film Corporation and in 2004 that option was extended by Twentieth Century Fox Film Corporation for an additional two years. As previously noted, the Company is a co-owner of the “Cubix” and the new “Teenage Mutant Ninja Turtles” television series.

Product Concepts — 4Kids Technology, Inc., a wholly-owned subsidiary, develops ideas and concepts for licensing which integrate new and existing technologies with traditional game and toy play patterns. Websites 4Kids, Inc., a wholly-owned subsidiary, specializes in website development by creating websites designed to enhance and support the marketing of children’s properties represented by the Company.

Advertising Media and Broadcast — The Company, through a multi-year agreement with Fox, leases the Fox Box. The Company provides all programming content to be broadcast on the Fox Box, which airs on Saturday mornings from 8am to 12pm eastern/pacific time (7am to 11am central time); and retains all of the revenue from network advertising sales for the four-hour time period. 4Kids Ad Sales, Inc., a wholly-owned subsidiary, manages and accounts for the revenue and costs associated with the Fox Box.

The Company’s wholly-owned subsidiary, The Summit Media Group, Inc. (“Summit Media”), provides media planning and buying services for clients in both print and broadcast media. Summit Media is compensated by receiving a percentage of the cost of the media it places.

Advertising Media and Broadcast services accounted for 22%, 21% and 7% of consolidated net revenues for the years ended December 31, 2003, 2002 and 2001, respectively.

Television and Film Production/Distribution — The Company’s wholly-owned subsidiary, 4Kids Productions, Inc. (“4Kids Productions”), produces and adapts animated and live-action television programs and theatrical motion pictures for distribution to the television, home video and theatrical markets. 4Kids Productions adapts foreign programming for the US market and also produces original animated television programming for domestic and international broadcast. Additionally, 4Kids Productions produces original music compositions for use with its television and film production activities.

Television and Film Production/Distribution accounted for 24%, 25%, and 25% of consolidated net revenues for the years ended December 31, 2003, 2002 and 2001, respectively.

4Kids Entertainment Music, Inc. (“4Kids Music”), a wholly-owned subsidiary, markets and administers the musical operations for the Company on certain existing and newly created music associated with its television programming. 4Kids Entertainment Home Video, Inc. (“4Kids Home Video”), a wholly-owned subsidiary, markets and administers the Company’s home video operations associated with its television programming.

(b) Financial Information About Industry Segments — Financial information regarding industry segments can be found in Note 13 of the Notes to the Company’s consolidated financial statements.

(c) Dependence on a Few Sources of Revenues. — The Company typically derives a substantial portion of its revenues from a small number of properties, which properties usually generate revenues only for a limited period of time. Because the Company’s revenues are highly subject to changing trends in the toy, game and entertainment business, its revenues from year to year from particular sources are subject to dramatic increases and decreases. It is not possible to accurately predict the length of time that a property will be commercially successful or if a property will be commercially successful at all. Popularity of properties can vary from months to years. In addition, the Company has little control over the timing of payments made by licensees of various rights to the properties, some of which are made upon the execution and delivery of license agreements and some of which are made in quarterly royalty payments reported by the licensees. Due to these factors, the Company must continually seek new properties from which it can derive revenues.

Three properties “Yu-Gi-Oh!", “Pokémon” and “Teenage Mutant Ninja Turtles”, represented approximately 69% of consolidated net revenues for fiscal 2003. From a licensee perspective, the Konami Corporation contributed 29% of consolidated net revenues for fiscal 2003. For more information on Revenues/Major Customers, please see Note 7 of the Notes to the Company’s consolidated financial statements.

(d) Trademarks and Copyrights — The Company generally does not own any trademarks or copyrights in properties which the Company represents as merchandising agent. The trademarks and copyrights are typically owned by the creator or by the entity, such as a television producer, which may expend substantial amounts of resources in developing or promoting the property. However, the Company does own the copyrights and trademarks to “Charlie Chan” and “WMAC Masters” and is a joint copyright holder of “Cubix” and the new “Teenage Mutant Ninja Turtles” television episodes.

(e) Seasonal Aspects — A substantial portion of the Company’s revenues and net income are subject to the seasonal and trend variations of the toy and game industry. Typically, a majority of toy orders are shipped in the third and fourth calendar quarters. As a result, in the Company’s usual experience, its net income from toy and game royalties during the second half of the year has generally been greater than during the first half of the year. Additionally, advertising revenues derived from the sale of commercial time on the Fox Box will be higher in the fourth quarter commensurate with the demand for commercial time by children’s advertisers for the holiday season.

(f) Competition — The Company’s principal competitors in the area of licensing are the large media companies with theatrical distribution and television broadcast distribution (e.g., Disney, Time-Warner, Viacom), toy companies, other licensing companies, and numerous individuals acting as licensing representatives. There are also many independent product development firms with which the Company competes. Many of these companies have substantially greater resources than the Company and represent properties which have been commercially successful for longer periods than the properties represented by the Company. The Company believes it would be relatively easy for a potential competitor to enter its market in light of the relatively small investment required to commence operations as a merchandising agent. However, the ultimate success of a new entrant in the field would depend on its access to toy and other manufacturers, access to distribution of television based properties, access to properties to be licensed, retail market acceptance of the properties and its know-how in negotiating and subsequently administering of licenses.

The Company’s Advertising Media and Broadcast activities operate in highly competitive industries and compete with many companies with substantially greater resources and distribution networks than the Company.

The Company’s Television and Film Production/Distribution activities compete with all forms of entertainment. A significant number of companies produce and/or broadcast television programming and distribute theatrical releases and television films and exploit products in the home entertainment market. The Company also competes to obtain creative talents, properties, advertiser support, broadcast rights and market share, which are essential to the success of this business segment.

The Company’s ability to derive advertising revenue from the sale of commercial time on the Fox Box will depend on the popularity of the television shows the Company broadcasts. The Company also faces significant competition from other television shows, including competition from shows it produces (“Pokémon” and “Yu-Gi-Oh!”), which are broadcast on a competing network.

(g) Employees — As of March 15, 2004, the Company had a total of 218 full-time employees consisting of 89 employees in licensing, 31 in Advertising Media and Broadcast and 98 in Television and Film Production/Distribution.

(h) Available Information — The Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and the Proxy Statement for its Annual Meeting of Stockholders are made available, free of charge, through its Web site http://www.4kidsentertainment.com, as soon as reasonably practicable after such reports have been filed with or furnished to the Securities and Exchange Commission (the “SEC”).

Item 2. Properties

The following table sets forth, with respect to properties leased (none are owned) by the Company at December 31, 2003, the location of the property, the date on which the lease expires and the use which the Company makes of such facilities:

Address	Expiration of Lease	Use	Approximate Square Feet
1414 Avenue of the Americas	April 30, 2010	Executive and Sales Office,	21,000
New York, New York		Media Buying and
		Television Production

116 Putney Bridge Road	January 6, 2005	International Sales Office	4,000
Alice Court
London, England

53 West 23rd Street	December 31, 2006	Production Facilities	25,000
New York, New York

The Company considers that, in general, its physical properties are well maintained, in good operating condition and adequate for its purposes.

Item 3. Legal Proceedings

(i) Morrison v. Nintendo, et al. On March 29, 2000, Morrison Entertainment Group, Inc., filed suit in the United States District Court for the Central District of California against Nintendo of America Inc., 4Kids Entertainment, Inc., and Leisure Concepts, Inc. The suit alleged that the Pokémon trademark infringes upon the Plaintiff’s “Monster in my Pocket” trademark. The complaint also alleged trademark dilution, unfair competition, and a breach of implied contract. The complaint sought injunctive relief as well as monetary damages. On August 6, 2001, the United States District Court granted summary judgment dismissing the suit. Plaintiff appealed the dismissal of the case by the U.S. District Court. On February 4, 2003, the U.S. Court of Appeals for the Ninth Circuit affirmed the decision by the U.S. District Court to dismiss the suit.

(ii) DSI Toys. During 2003, the Company’s subsidiary, Summit Media served as the media buying agency for DSI Toys, Inc. (“DSI”). On October 17, 2003, DSI filed a voluntary petition under Chapter 7 of the Bankruptcy Law in the United States Bankruptcy Court for the Southern District of Texas. In January 2004, the Trustee for the bankruptcy estate of DSI (the “Trustee”) sent a letter to Summit Media alleging that DSI made payments to Summit Media totaling $1,159 (the “Amount”) during the ninety (90) day period prior to the DSI’s bankruptcy filing and asserting that such payments constituted avoidable preference payments. The Trustee formally demanded that Summit Media repay the Amount to the Trustee. The Company believes it has meritorious defenses to this claim. This amount paid to Summit Media was not a payment with respect to an antecedent debt, but rather payment by DSI to Summit Media for certain DSI advertising in advance of the broadcast. The Company intends to vigorously defend its position.

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

Item 4. Submission of Matters to a Vote of Security Holders

During the Company’s fiscal quarterly period ended December 31, 2003, there were no matters submitted to a vote of security holders.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

(a) The Company’s Common Stock is listed for trading on the New York Stock Exchange under the symbol “KDE”. The following table indicates high and low sales quotations for the periods indicated based upon information supplied by the New York Stock Exchange.

2003	Low	High
First Quarter	$10.92	$23.57
Second Quarter	11.47	19.14
Third Quarter	15.87	23.81
Fourth Quarter	21.00	29.55

2002	Low	High
First Quarter	$15.06	$20.99
Second Quarter	16.50	21.42
Third Quarter	17.25	24.15
Fourth Quarter	21.69	29.86

(b) Number of Holders of Common Stock — The number of holders of record of the Company’s Common Stock on March 9, 2004 was 353, which does not include individual participants in security position listings.

(c) Dividends — There were no dividends or other distributions made by the Company during 2003 or 2002. Future dividend policy will be determined by the Board of Directors based on the Company’s earnings, financial condition, capital requirements and other existing conditions. It is anticipated that cash dividends will not be paid to the holders of the Company’s Common Stock in the foreseeable future.

(d) Equity Compensation Plans — Information regarding the Company’s equity compensation plans is incorporated by reference to Item 12 in Part III of this Form 10-K.

(e) Stock Purchases — On November 25, 2003, the Company announced that its Board of Directors had authorized the Company to purchase up to 750,000 shares of its common stock in the open market or through negotiated prices from time-to-time through December 31, 2004. Such purchases are to be made out of the Company’s surplus. No such purchases were made by the Company during 2003.

Item 6. Selected Consolidated Financial Data (in thousands of dollars, except per share data)

The following consolidated selected financial data has been derived from and should be read in conjunction with the Company’s related consolidated financial statements.

	Year Ended December 31,
	2003	2002	2001	2000	1999
Total Net Revenues	$102,079	$53,140	$41,538	$87,998	$60,482

Net Income	14,799	6,990	12,244	38,773	23,638

Net Income Per Common
Share-Basic	$1.11	$0.55	$1.01	$3.25	$2.20

Net Income Per Common
Share- Diluted	$1.05	$0.51	$0.92	$2.96	$1.91

Weighted Average Common
Shares Outstanding-Basic	13,292,852	12,653,102	12,163,927	11,947,217	10,741,082

Weighted Average Common
Shares Outstanding-Diluted	14,156,291	13,726,642	13,381,073	13,092,653	12,366,349

December 31,	2003	2002	2001	2000	1999
Total Assets	$192,380	$162,839	$143,739	$176,144	$127,104

Working Capital	137,929	114,298	106,570	96,351	56,982

Stockholders' Equity	160,487	132,671	118,458	101,908	60,943

The amounts shown above give effect to the April 1999 three for two stock split and the September 1999 two for one stock split. The Company did not declare or pay any cash dividends during the five-year period ended December 31, 2003.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (In thousands of dollars unless otherwise specified)

Overview

The Company’s results for the year ended December 31, 2003 were driven by strong consumer demand for “Yu-Gi-Oh!” and to a lesser extent “Teenage Mutant Ninja Turtles” licensed merchandise, which grew steadily throughout the year into the holiday season. Additionally, business initiatives launched during 2002, such as the Fox Box, which generated advertising sales, and 4Kids Home Video, were contributors to higher revenues. The Company’s costs for 2003 were also significantly higher primarily due to a full twelve months of operations for the Fox Box. These higher costs included the fee paid to the Fox Broadcasting Company, programming costs, and sales, marketing and promotional costs.
General

The Company receives revenues from a number of sources, principally Licensing, Advertising Media and Broadcast and Television and Film Production/Distribution. The Company typically derives a substantial portion of its licensing revenues from a small number of properties, which properties usually generate revenues only for a limited period of time. Because the Company’s licensing revenues are highly subject to the changing trends in the toy, game and entertainment business, its licensing revenues from year to year from particular sources are subject to dramatic increases and decreases. It is not possible to precisely anticipate the length of time a property will be commercially successful, if at all. Popularity of properties can vary from months to years. As a result, the Company’s revenues and net income may fluctuate significantly between comparable periods. The Company’s licensing revenues have historically been derived primarily from the license of toy and game concepts. Thus, a substantial portion of the Company’s revenues and net income are subject to the seasonal variations of the toy and game industry. Typically, a majority of toy orders are shipped in the third and fourth calendar quarters. In addition, the Company’s media buying subsidiary provides media services to a significant number of toy and video game companies which place a substantial portion of their overall annual advertising in the fourth quarter. The Company recognizes revenue from the sale of advertising time related to its lease of the Fox Saturday morning television block as more fully described in Note 12 to the Company’s consolidated financial statements. In view of the increased demand for commercial time on the Fox Box by children’s advertisers for the holiday season, the Company’s advertising sales subsidiary sells advertising time at higher rates in the fourth quarter generally resulting in higher advertising revenues for the fourth quarter. As a result, much of these subsidiaries’ revenues are earned in the fourth quarter when the majority of toy and video game advertising occurs. In the Company’s usual experience for many of the reasons stated above, the Company’s revenues during the second half of the year have generally been greater than during the first half of the year. However, the Company’s revenues in the most recent fiscal years have been heavily influenced by popularity trends of “Yu-Gi-Oh!", “Pokémon” and “Teenage Mutant Ninja Turtles” and advertising revenue derived from the sale of commercial time on the Fox Box which is typically sold with a guaranteed audience delivery, rather than the historical seasonal trends of toy and game sales. Further, revenue fluctuations result from guarantee and minimum royalty payments occurring throughout the year, some of which are recognized as revenue upon the execution and delivery of license agreements.

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company continually evaluates the policies and estimates it uses to prepare its consolidated financial statements. In, general, management’s estimates and assumptions are based on historical experience, known trends or events, information from third-party professionals and other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making the judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

Our accounting policies are more fully described in Note 2 of the Notes to the Company’s consolidated financial statements. Below is a summary of the critical accounting policies, among others, that management believes involve significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

The Company has revenue recognition policies for its various operating segments, which are appropriate to the circumstances of each business. See Note 2 of the Notes to the Company’s consolidated financial statements for a discussion of these revenue recognition policies.

The Company records reductions to revenues for estimated future returns of merchandise, primarily home video products. These estimates are based on trends and projections of customer demand for and acceptance of various products. Differences may result in the amount and timing of the Company’s revenue for any period if actual performance varies from these estimates. In addition, the Company records a reduction to advertising revenue for any under-delivered audience guarantees with regard to advertising time sold on the Fox Box.

Film and Television Costs

Film and television costs - In accordance with Statement of Position No. 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2”), management’s judgment is required as it relates to total revenues to be received and costs to be incurred throughout the life of each program or its license period, to determine the amortization of capitalized film and television programming costs associated with revenues earned and any fair value adjustments.

Film and television programming costs are amortized in the consolidated statements of income in the direct proportion that revenues currently recognized bears to management’s estimate of total future revenues to be received throughout the life of each motion picture or television program. Estimates of revenues are reviewed and reassessed periodically on a title-by-title basis.

Fox Broadcast Fee

Fox Broadcast Agreement –The Company leases from Fox its television network’s Saturday morning programming block. The cost of the Fox Box has been and will be capitalized and amortized over the broadcast season based on estimated advertising revenue. In developing future estimated revenues, the Company has made certain assumptions with regard to the anticipated popularity of the television programs the Company broadcasts on the Fox Box and the general market demand and pricing of advertising time for Saturday morning children’s broadcast television. The popularity of such programs impacts audience levels and the level of the network advertising rates that the Company can charge. These estimates are based on historical trends, as well as the Company’s subjective judgment of future customer demand and acceptance of its television programming. Differences may result in the amount and timing of revenue for any period if actual performance varies from the Company’s estimates. See Note 12 of the Notes to the Company’s consolidated financial statements for a detailed discussion of the Fox Broadcast Agreement.

Recently Issued Accounting Pronouncements

Recently Issued Accounting Pronouncements —Costs Associated with Exit or Disposal Activities — In June 2002, Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). Such standard requires costs associated with exit or disposal activities (including restructurings) to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 nullifies Emerging Issue Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The provisions of this standard are effective for exit or disposal activities initiated after December 31, 2002. The adoption of this standard by the Company did not have a material effect on its consolidated financial position or results of operations.

Guarantees — In November 2002, the FASB issued Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Such Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation apply to guarantees issued or modified after December 31, 2002. The disclosure provisions of this Interpretation are effective for financial statements with annual periods ending after December 31, 2002. The adoption of this standard by the Company did not have a material effect on its consolidated financial position or results of operations.

Revenue Arrangements — In November 2002, EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF Issue No. 00-21”). EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this consensus by the Company did not have a material impact on its consolidated financial position or results of operations.

Consolidation of Variable Interest Entities — On January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued FIN No. 46 (Revised) (“FIN 46-R”) to address certain FIN implementation issues. This interpretation clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements for companies that have interests in entities that are Variable Interest Entities (“VIE”) as defined under FIN 46. According to this interpretation, if a company has an interest in a VIE and is at risk for a majority of the VIE’s losses or receives a majority of the VIE’s expected gains it shall consolidate the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending March 31, 2004, except for those VIE’s that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim period or reporting period ending after December 15, 2003. The adoption of the provisions of this interpretation by the Company did not have a material effect on its consolidated financial position or results of operations.

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

Financial Instruments — In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim financial reporting period after June 15, 2003. The Company adopted the provisions of SFAS No. 150 on July 1, 2003. The adoption of this standard by the Company did not have a material effect on its consolidated financial position or results of operations.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenues for the three years ended December 31, 2003.

	2003	2002	2001
Net Revenues	100%	100%	100%

Selling, general & administrative	33%	48%	54%
Production service costs	8%	6%	3%
Amortization of television
and film costs and Fox broadcast fee	36%	27%	4%

Total Costs and Expenses	77%	81%	61%

Income from Operations	23%	19%	39%

Interest income	1%	3%	11%

Income before income taxes	24%	22%	50%

Income taxes	10%	9%	20%

Net Income	14%	13%	30%

Year Ended December 31, 2003 as compared to Year Ended December 31, 2002

Revenues

Revenues for the years ended December 31, 2003 and 2002, by reportable segment and for the Company as a whole, were as follows:

	2003	2002	$ Change	% Change
Licensing	$ 54,842	$28,937	$25,905	90%
Advertising Media & Broadcast	22,544	11,200	11,344	101%

Television and Film Production/Distribution	24,693	13,003	11,690	90%

Total	$102,079	$53,140	$48,939	92%

The increase in consolidated net revenues during 2003 was due to a number of factors. In the Licensing segment, licensing and fee revenue, primarily from the “Yu-Gi-Oh!” and “Teenage Mutant Ninja Turtles” properties, increased significantly in 2003 as compared to 2002. In the Advertising Media and Broadcast segment, the increasein net revenues was primarily due to sales of advertising time on the Fox Box which began broadcast operations in September 2002. In the Television and Film Production/Distribution segment, increased production service revenue was earned for work performed on the “Teenage Mutant Ninja Turtles”, “Kirby”, and “Pokémon” television programs in 2003 compared to 2002. Additionally, revenue for the year ended December 31, 2003 in this segment increased primarily from the “Pokémon” movies and international broadcast agreements for the “Yu-Gi-Oh!", “Teenage Mutant Ninja Turtles” and “Pokémon” television programs. “Pokémon” and “Yu-Gi-Oh!" ranked among the most popular children’s television programs during 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 33%, or $8,369 to $33,743 for the year ended December 31, 2003, when compared to the same period in 2002, primarily due to increased marketing and advertising costs for the expanded property line-up and home video operations, payroll and employee benefits resulting from higher staffing levels in advertising sales, the operation of, and marketing and promotion relating to, the Fox Box and the Company’s Fox Box TV website both of which commenced significant operations in September 2002. These increased payroll and employee benefits costs include bonus accruals which are based on pre-tax earnings. In addition, the Company continued to incur additional infrastructure costs to support the aforementioned new operations. For the year ended December 31, 2003, the Chairman and CEO of the Company received bonus compensation under the Bonus Plan of $1,475, as compared to $0 for the year ended December 31, 2002. Additionally, other bonuses were granted under the Bonus Plan of $1,268 for the year ended December 31, 2003, as compared to $0 for the year ended December 31, 2002.

Production Service and Capitalized Film Costs

	2003	2002	$ Change	% Change
Production Service Costs	$7,819	$3,375	$4,444	132%
Amortization of Television and Film Costs	9,943	4,911	5,032	102%

The increase in production service costs during 2003 was attributable to certain television production costs related to the “Teenage Mutant Ninja Turtles”, “Kirby”, and “Pokémon” television programs for which the Company incurs production costs that are billed to property owners. When the Company expects to be paid for production costs, the Company categorizes them as production service costs and reflects a corresponding amount in revenue for the amount billed back to the property owners.

As of December 31, 2003, there was $8,183 of capitalized film production costs in the accompanying consolidated balance sheets relating primarily to various stages of production on 257 episodes of animated programming. The increase in amortization of capitalized film costs during 2003 was primarily due to increased amortization of programs broadcast on the Fox Box and the “Yu-Gi-Oh!” television programs. Based on management’s ultimate revenue estimates as of December 31, 2003, approximately 77% of the total completed and unamortized film and television costs are expected to be amortized during 2004, and over 90% of the total completed and unamortized film and television costs are expected to be amortized during the next three years.

Fox Broadcast Fee

Amortization of the Fox broadcasting fee increased 186%, or $17,559 to $27,003 for the year ended December 31, 2003, as compared to the same period in 2002. The increase was due to the fact that 2003 reflected a full year of amortization of the Fox Box fee, where as 2002 reflected amortization of the Fox Box fee from the date Fox Box commenced operations in September 2002. The annual fee paid to Fox and certain affiliates is capitalized and amortized during each broadcast year, which commences in September, based on estimated advertising revenue for the applicable broadcast year. During 2003, the Company had paid Fox and certain affiliates $6,328 and $19,506 attributable to the first and second year’s broadcast fee, respectively, and during 2002, the Company had paid $19,301 attributable to the first year’s broadcast fee. The unamortized portion of these fees of $8,688 and $9,857, are included in “Prepaid Fox broadcast fee” on the accompanying consolidated balance sheets as of December 31, 2003 and 2002, respectively.

In addition to advertising revenues, the operating costs of 4Kids Ad Sales, Inc. and the amortization of the Fox broadcast fee, the overall impact of the Fox Box on the Company’s results of operations includes:

i) revenues generated from merchandise licensing, home videos and music publishing of Fox Box properties, and

ii) production and acquisition costs associated with the television programs broadcast on the Fox Box.

The ability of the Company to further develop its merchandising, home video and music publishing revenue streams was a significant component of its evaluation to lease the Fox Box programming block.

Interest Income

Interest income decreased 33%, or $544 to $1,112 for the year ended December 31, 2003, as compared to the same period in 2002, as a result of the declining interest rate environment, partially offset by higher average cash balances invested.

Income Tax Expense

Income tax expense increased 110%, or $5,182 to $9,884 for the year ended December 31, 2003, as compared to the same period in 2002, due to higher pre-tax income. The Company’s effective tax rate remained relatively consistent at approximately 40% for both 2003 and 2002.

Net Income

As a result of the above, the Company had net income for the year ended December 31, 2003 of $14,799, as compared to net income for the same period in 2002 of $6,990.

Year Ended December 31, 2002 as compared to Year Ended December 31, 2001

Revenues

Revenues for the years ended December 31, 2002 and 2001, by reportable segment and for the Company as a whole, were as follows:

	2002	2001	$ Change	% Change
Licensing	$28,937	$28,146	$791	3%
Advertising Media & Broadcast	11,200	3,029	8,171	270%
Television and Film Production/Distribution	13,003	10,363	2,640	25%

Total	$53,140	$41,538	$11,602	28%

The increase in consolidated net revenue for 2002 was primarily attributable to increased revenue in the Advertising Media and Broadcast segment where net revenue increased primarily due to sales of advertising time on the Fox Box which began broadcast operations in September 2002.The increase in net revenue in the Licensing segment resulted from significantly increased licensing and fee revenue from the “Yu-Gi-Oh!” property, offset by decreased licensing revenue from “Pokémon” and “Cabbage Patch Kids”. “Pokémon” and “Yu-Gi-Oh!” ranked among the most popular children’s television programs during 2002. In the Television and Film Production/Distribution segment increased revenues from home video, music and television program license fees earned on “Yu-Gi-Oh!" and additional production service revenue for work performed on the “Kirby” and “Teenage Mutant Ninja Turtles” television programs were partially offset by decreased revenues earned from the “Pokémon” movies and “Cubix” television program license fees.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 13%, or $2,892 to $25,374 for the year ended December 31, 2002, when compared to the same period in 2001, primarily due to increased payroll and benefits resulting from higher staffing levels in advertising sales, the Fox Box network and the Company’s website operations; all of which began operations in 2002. Along with these increased payroll and benefits costs, the Company incurred additional infrastructure costs to support these new operations. The Company also recognized increased bad debt expense primarily due to the bankruptcy filing of an advertising customer of the Fox Box. These increases were partially offset by reduced advertising and marketing costs. The Company’s initial promotional campaign for the Fox Box which began in the second half of 2002 involved lower spending compared to the promotional and advertising campaign which launched the “Yu-Gi-Oh!", “Cubix” and “Tama and Friends”properties in the second half of 2001. For the year ended December 31, 2002, the Chairman and CEO of the Company did not receive any bonus compensation under the Bonus Plan, as compared to $370 for the year ended December 31, 2001. Additionally, no other bonuses were granted under the Bonus Plan for the year ended December 31, 2002, as compared to $907 for the year ended December 31, 2001.

Production Service and Capitalized Film Costs

	2002	2001	$ Change	% Change
Production Service Costs	$3,375	$1,423	$1,952	137%
Amortization of Television and Film Costs	4,911	1,667	3,244	195%

The increase in production service costs increased during 2002 was attributable to certain television production costs related to the “Kirby” and “Teenage Mutant Ninja Turtles” television programs which began production in 2002 for which the Company bills back to the property owners. When the Company expects to be paid for production costs, the Company categorizes such production services as Production service costs and reflects a corresponding amount in revenue for the amount billed back to the property owners.

At December 31, 2002, there was approximately $5,653 of capitalized film production costs in the accompanying consolidated balance sheets relating primarily to various stages of production on 26 episodes of “Cubix”, 37 episodes of “Tama and Friends”, 104 episodes of “Yu-Gi-Oh!” 52 episodes of “Ultra-Man”, 52 episodes of “Ultimate Muscle”, and 26 episodes of “Fighting Foodons” and 26 episodes of “Teenage Mutant Ninja Turtles.” The increase in amortization of capitalized film costs during 2002 included a write-down of certain film and television costs of $462 resulting from increased amortization of “Yu-Gi-Oh!", “Ultra Man”, “Ultimate Muscle” and the “Cubix” television programs as compared to the prior year. Based on management’s ultimate revenue estimates as of December 31, 2002, approximately 43% of the total completed and unamortized film and television costs are expected to be amortized during 2003, and over 80% of the total completed and unamortized film and television costs are expected to be amortized during the next three years.

Fox Broadcast Fee

Amortization of the Fox broadcast fee was $9,444 as the Fox Box commenced operations in September 2002. The fees payable to Fox and affiliates have been and will be capitalized and amortized over the broadcast season based on estimated advertising revenue. During 2002, the Company had paid Fox and certain affiliates a total amount of $19,301, representing a portion of the first year fees of which $9,444 was amortized as of December 31, 2002. The remaining $9,857 representing the unamortized portion of the first broadcast season’s fee paid is included in “Prepaid Fox broadcast fee” on the accompanying consolidated balance sheets as of December 31, 2002.

Interest Income

Interest income decreased 64%, or $2,892 to $1,656 for the year ended December 31, 2002, as compared to the same period in 2001, as a result of lower levels of invested cash during 2002 and the declining interest rate environment.

Income Tax Expense

Income tax expense decreased 43%, or $3,568 to $4,702 for the year ended December 31, 2002, as compared to the same period in 2001, due to lower pre-tax income. The Company’s effective tax rate remained relatively consistent at approximately 40% for both 2002 and 2001.

Net Income

As a result of the above, the Company had net income for the year ended December 31, 2002 of $6,990, as compared to net income for the same period in 2001 of $12,244.

Liquidity and Capital Resources

Financial Position

	2003	2002	$ Change
Cash and cash equivalents	$ 95,136	$78,712	$16,424
Investments	24,443	10,787	13,656

	$119,579	$89,499	$30,080

During 2003, the Company’s cash and cash equivalents and short-term investment balances increased by $30,080 to $119,579, primarily as a result of net income, decreases in accounts receivable, increases in due to licensors and deferred revenue, and cash and tax benefits from the option exercises.

Sources and Uses of Cash

Cash flows for the three years ended December 31, 2003 were as follows:

				$ Change
Sources	2003	2002	2001	2003-2002	2002-2001
Operating activities	$23,800	$(23,622)	$(33,769)	$47,422	$10,147
Investing activities	(14,405)	(4,251)	19,577	(10,154)	(23,828)
Financing activities	6,408	2,068	888	4,340	1,180

Working capital, consisting of current assets less current liabilities, was $137,929 as of December 31, 2003 and $114,298 as of December 31, 2002.

As of December 31, 2003, the Company had $24,443 invested primarily in short-term government obligations. During 2003, the Company purchased property and equipment of $749, which was comprised primarily of computer and television production equipment and leasehold improvements, as compared to purchases of property and equipment of $2,619 in 2002. Funds to be used to purchase property and equipment in 2004 is expected to be similar to that of 2003.

Cash flows from financing activities were generated by proceeds from the exercise of stock options by the Company’s employees.

During 2003, the Company's substantial improvement in its cash flow from operations was directly the result of strong consumer demand for a small number of its licensed properties. While the Company strives to further diversify its revenue streams, management remains cognizant of changing trends in the toy, game and entertainment business and the difficulty in predicting the length of time a property will be commercially successful. As a result, the Company's revenues, operating results and cash flow from operations may fluctuate significantly from year to year and present operating results are not necessarily indicative of future performance.

Fox Broadcast Agreement

The Company’s license agreement with Fox to program the network’s four hour Saturday morning children’s block commenced in September 2002, requiring the Company to pay annual fees of $25,312 through 2006. Under the terms of the agreement, during 2003, the Company paid Fox and certain affiliates a total of $6,328 and $19,506 attributable to the first and second year’s broadcast fee, respectively, with two additional payments for the second broadcast season of $3,162 each due in February and April 2004. Fees for each subsequent broadcast year are payable 50% in the June preceding the beginning of the broadcast year (which begins in September) with the balance of the fee for the broadcast year payable in four equal installments in September, December, February and April. Additionally, the Agreement requires the Company to establish a $25,000 Letter of Credit for the benefit of Fox, which Letter of Credit may be reduced by the Company as installments of the final year’s license fee are paid. As of December 31, 2003, the Company had received a commitment for the letter of credit, but the letter of credit had not been issued pending completion of the long form agreement with Fox. Upon the issuance of the letter of credit, the Company will grant a security interest in its cash balances to the issuing bank to secure the amount of such letter of credit and will appropriately disclose these amounts as restricted cash in its financial statements. The agreement further provides that, at the Company’s option, up to $10,300 of each year’s fee may be paid by delivering shares of the Company’s common stock. Further, the Company will incur additional costs to program the four hour block and to sell the related network advertising time. These costs will include direct programming costs to acquire, adapt and deliver programming for broadcast during the weekly four hour block as well as additional indirect costs of advertising sales, promotion and administration.

Contractual Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments for goods and services. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of December 31, 2003 and the impact that such obligations are expected to have on the Company’s liquidity and cash flow in future periods. The Company expects to fund these commitments primarily with operating cash flow generated in the normal course of business.

	As of December 31, 2003 Payments Due In:
Contractual Obligations and Commitments	Total	2004	2005-2006	2007-2008	Later Years
Fox Broadcast Agreement	$56,950	$25,312	$31,638	$--	$--
Operating Leases	7,949	1,402	3,079	3,114	354

	$64,899	$26,714	$34,717	$3,114	$354

See Note 12 of the Notes to the Company’s consolidated financial statements for additional information on the Fox Broadcast Agreement and Operating leases.

Forward Looking Information and Risk Factors That May Affect Future Results

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our stockholders. These “forward-looking”statements may relate to such matters as anticipated financial performance, business prospects, technological developments new products, research and development activities, liquidity, and similar matters or to developments beyond our control, including changes in domestic or global economic conditions. Forward-looking statements are inherently subject to risks and uncertainties and are made on the basis of management’s views and assumptions as of the time the statements are made. There can be no assurance, however, that our expectations will necessarily come to pass. A variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed or anticipated in our forward-looking statements. The factors listed below are illustrative and other risks and uncertainties may arise as are or may be detailed from time to time in our public announcements and filings with the Securities and Exchange Commission.

The Company’s revenues are subject to the high volatility of consumer preferences with respect to entertainment.

The Company’s business and operating results ultimately depend upon the appeal of our properties, product concepts and programming to consumers. A decline in the popularity of our existing properties or the failure of new properties and product concepts to achieve and sustain market acceptance could result in reduced overall revenues, which could have a material adverse effect on our business, financial condition and results of operations. Consumer preferences with respect to entertainment are continuously changing and are difficult to predict and can vary from months to years. Entertainment properties often have short life cycles. There can be no assurances that:

(1) any of our current properties, product concepts or programming will continue to be popular for any significant period of time;

(2) any new properties, product concepts or programming we represent or produce will achieve an adequate degree of popularity; or

(3) any property’s life cycle will be sufficient to permit us to profitably recover advance payments, guarantees, development, marketing, royalties and other costs.

Our failure to successfully anticipate, identify and react to consumer preferences could have a material adverse effect on our revenues, profitability and results of operations. In addition, the volatility of consumer preferences may cause our revenues and net income to vary significantly between comparable periods.

A substantial portion of our licensing revenue typically derives from a small number of properties.

We typically derive a substantial portion of our licensing revenues from a small number of properties, which properties usually generate revenues only for a limited period of time. Because our licensing revenues are highly subject to the changing trends in the toy, game and entertainment business, our licensing revenues from year to year from particular sources are subject to dramatic increases and decreases.

Our business is typically seasonal and therefore our annual operating results will depend significantly on our performance during the holiday season.

Sales of our licensed toy and game concepts are seasonal, with a majority of retail sales occurring during the third and fourth calendar quarters. The revenues of Summit Media, which provides media services to a significant number of toy and video game companies, and 4Kids Ad Sales, which sells advertising time for the Fox Box, are also seasonal, with a significant portion of the revenue typically generated during the fourth quarter commensurate with the demand for commercial time by children’s advertisers for the holiday season. In addition, a failure by us to supply programming on Fox Box which attracts viewers during the holiday season could have a material adverse effect on our financial condition and results of operations.

As a result of the seasonal nature of our business, we would be significantly and adversely affected by unforeseen events, such as a terrorist attack or a military engagement, that negatively affect the retail environment or consumer buying patterns, if such events were to impact the key selling season.

We may not be able to successfully protect our intellectual property rights.

We rely on a combination of trade secret, copyright, trademark, patent and other proprietary rights laws to protect the intellectual property we own or license. Third parties may try to challenge the ownership by the Company or its licensors of such intellectual property. In addition, our business is subject to the risk of third parties infringing on the intellectual property rights of the Company or its licensors and producing counterfeit products. We may need to resort to litigation in the future to protect the intellectual property rights of the Company or its licensors, which could result in substantial costs and diversion of resources and could have a material adverse effect on our business and competitive position.

We may be negatively affected by adverse general economic conditions.

Current conditions in the domestic and global economies are extremely uncertain. Adverse changes may occur as a result of softening global economies, wavering consumer confidence caused by the threat or occurrence of terrorist attacks such as those in the US on September 11, 2001, war, or other factors affecting economic conditions generally. Such changes could have a material adverse effect on our business, financial condition and results of operations.

Other factors may affect our performance.

A wide range of factors could materially affect our performance, including the following:

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

International, political and military developments that may, among other things, result in increases in broadcasting costs or loss of advertising revenue due to pre-emptions of the Fox Box.

If Alfred Kahn, the Chairman and CEO becomes unavailable due to death, disability or termination and an acceptable replacement for Mr. Kahn is not found within a specified period of time, or there is a change in control of the Company resulting in a significant change of duties for Mr. Kahn.

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

Item 9. Changes in and Disagreements With Accountants and Accounting and Financial Disclosure

None.

Item 9a. Controls and Procedures

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

PART III

Item 10. Directors and Executive Officers of the Registrant

Information concerning directors and officers of the Company is incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year.

Item 11. Executive Compensation

Information concerning executive compensation is Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, of each director of the Company and all officers and directors as a group and of the Company’s equity compensation plans is incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year.

Item 13. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year.

Item 14. Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a) 1. Financial Statements:

The following Consolidated Financial Statements of 4Kids Entertainment, Inc. and Subsidiaries are included in Item 8:

Page Number
Independent Auditors' Report	F-1

Consolidated Balance Sheets - December 31, 2003 and 2002	F-2

Consolidated Statements of Income - Years Ended
December 31, 2003, 2002 and 2001	F-3

Consolidated Statements of Stockholders' Equity and Comprehensive
Income - Years Ended December 31, 2003, 2002 and 2001	F-4

Consolidated Statements of Cash Flows - Years Ended
December 31, 2003, 2002 and 2001	F-5

Notes to Consolidated Financial Statements	F-6 to F-20

(a) 2. and (d) Financial Statement Schedules:

All schedules have been omitted because they are inapplicable, not required, or the information is included in the financial statements or notes thereto.

(a)	3. and (c) Exhibits. See Index of Exhibits annexed hereto.

(b)	Reports on Form 8-K

1.	The Registrant filed a Current Report on Form 8-K on November 13, 2003 in connection with the issuance of its press release announcing the results for the quarterly period ended September 30, 2003.

2.	The Registrant filed a Current Report on Form 8-K on November 25, 2003 in connection with the issuance of its press release announcing authorization of a stock repurchase program.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

4KIDS ENTERTAINMENT, INC. Date: March 15, 2004

By: /s/ Alfred R. Kahn
Alfred R. Kahn Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

4KIDS ENTERTAINMENT, INC. Date: March 15, 2004

By: /s/ Alfred R. Kahn
Alfred R. Kahn Chairman of the Board and Chief Executive Officer and Director

Date: March 15, 2004

By: /s/ Jay Emmett
Jay Emmett Director

Date: March 15, 2004

By: /s/ Steven M. Grossman
Steven M. Grossman Director

Date: March 15, 2004

By: /s/ Richard Block
Richard Block Director

Date: March 15, 2004

By: /s/ Michael Goldstein
Michael Goldstein Director

Date: March 15, 2004

By: /s/ Joseph P. Garrity
Joseph P. Garrity Executive Vice President, Treasurer, Principle Financial Officer, Principle Accounting Officer and Director
-18-

INDEX OF EXHIBITS

Exhibit Number	Description	Page Number
3.1	Certificate of Incorporation of the Registrant, as amended (12)

3.2	By-Laws of the Registrant adopted by the Board of Directors on March 28, 1991 (1)

4.1	Form of Common Stock Certificate (2)

10.1	Bonus Plan of the Registrant (*) (3)

10.2	1985 Non-Qualified Stock Option Plan, as amended (*) (3)

10.3	1986 Stock Option Plan, as amended (*) (3)

10.4	1992 Stock Option Plan (*) (4)

10.5	1993 Stock Option Plan (*) (5)

10.6	1994 Stock Option Plan (*) (9)

10.7	1995 Stock Option Plan (*) (10)

10.8	1996 Stock Option Plan (*) (13)

10.9	1997 Stock Option Plan (*) (15)

10.10	1998 Stock Option Plan (*) (16)

10.11	1999 Stock Option Plan (*) (17)

10.12	2000 Stock Option Plan (*) (18)

10.13	2001 Stock Option Plan (*) (19)

10.14	2002 Stock Option Plan (*) (20)

10.15	2003 Stock Option Plan (*) (21)

10.16	Stock Option Agreement, dated June 10, 1992, between the Registrant and Randy O. Rissman (*) (6)

10.17	Stock Option Agreement, dated June 10, 1992, between the Registrant and Gerald Rissman (*) (6)

10.18	Agreement between Nintendo of America, Inc. and the Registrant dated December 17, 1987 (3)

10.19	Agreement of Lease, dated March 28, 1988, between the Registrant and and 1414 Americas Company Amendment, dated July 8, 1994,

10.20	Agreement of Lease between the Registrant and
1414 Avenue of the Americas Company (1)

10.21	First Amendment, dated January 3, 1994, to the Olympic Lease (6)

10.22	Agreement of Lease, dated March 23, 1993, between
Leisure Concepts International, Inc. and Svenska Handelsbanken (6)

10.23	Employment Agreement, dated March 12, 1991 between the Registrant and and Alfred R. Kahn(*) (7)

10.24	Employment Agreement, dated June 3, 1991, between the Registrant and Joseph Garrity (*) (8)
-19-

Exhibit Number	Description	Page Number

10.25	Amendment, dated as of October 17, 1994, to the Employment Agreement between the Registrant and Joseph Garrity (*) (11)

10.26	Employment Agreement, dated January 1, 1995 between The Summit Media Group,
Inc. and Sheldon Hirsch (*) (12)

10.27	Employment Agreement, dated January 1, 1995 between The Summit Media Group,
Group, Inc. and Thomas J. Kenney (*) (12)

10.28	Employment Agreement, dated January 9, 1996 between 4 Kids Productions,
Inc. and Norman Grossfeld (*) (12)

10.29	Note, dated May 29, 1997, between the Registrant and Chemical Bank (14)

10.30	Security Agreement, dated May 29, 1996, by and between Leisure Concepts, Inc.)
and Chemical Bank (14)

10.31	Security Agreement, dated May 29, 1996, by and between 4Kids Productions, Inc. and and Chemical Bank (14)

10.32	Security Agreement, dated May 29, 1996, by and between The Summit Media Group,
Inc. and Chemical Bank (14)

10.33	Amendment,dated as of January 1, 1997, to the Employment Agreement between the Registrant and Joseph P. Garrity(*) (14)

10.34	Amendment,dated as of January 1, 1997, to the Employment Agreement between
The Summit Media Group, Inc. and Sheldon Hirsch(*)(14)

10.35	Amendment, dated as of January 1, 1997, to the Employment Agreement between The
Summit Media Group, Inc. and Thomas Kenney (*) (14)

10.36	Amendment, dated as of February, 1997, to the Employment Agreement between the)
Registrant and Alfred R. Kahn (*) (14)

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP, Certified Public Accountants

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Joint Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
-20-

(*)	Denotes a management contract or compensatory plan, contract or arrangement.

(1)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1990.

(2)	Incorporated by reference to Registration Statement on Form S-1 (File No. 33-3056)
declared effective March 7, 1986.

(3)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1987.

(4)	Incorporated by reference to 1992 Proxy Statement.

(5)	Incorporated by reference to 1993 Proxy Statement.

(6)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1992.

(7)	Incorporated by reference to Amendment No. 1 to Schedule 13D of Alfred Kahn,
Tiger Electronics Inc. and Owen Randall Rissman dated February 22, 1991

(8)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1991.

(9)	Incorporated by reference to 1994 Proxy Statement.

(10)	Incorporated by reference to 1995 Proxy Statement.

(11)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1994.

(12)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1995.

(13)	Incorporated by reference to 1996 Proxy Statement.

(14)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1996.

(15)	Incorporated by reference to 1997 Proxy Statement for Annual Meeting of Shareholders
Shareholders held April 30, 1997.

(16)	Incorporated by reference to 1998 Proxy Statement for Annual Meeting of
Shareholders held April 29, 1998.

(17)	Incorporated by reference to 1999 Proxy Statement for Annual Meeting of Shareholders held April 29, 1999.

(18)	Incorporated by reference to 2000 Proxy Statement for Annual Meeting of Shareholders held May 17, 2000.

(19)	Incorporated by reference to 2001 Proxy Statement for Annual Meeting of Shareholders held May 23, 2001.

(20)	Incorporated by reference to 2002 Proxy Statement for Annual Meeting of Shareholders held May 23, 2002.

(21)	Incorporated by reference to 2003 Proxy Statement for Annual Meeting of Shareholders held May 23, 2003.
-21-

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of 4Kids Entertainment, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of 4Kids Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of 4Kids Entertainment, Inc. and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte &Touche, LLP New York, New York

March 15, 2004

F-1

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002
(In thousands of dollars, except share data)
ASSETS	2003	2002
CURRENT ASSETS:
Cash and cash equivalents	$95,136	$78,712
Investments	24,443	10,787

Total Cash and Investments	119,579	89,499
Accounts receivable - net	37,143	38,847
Prepaid Fox broadcast fee, net of accumulated amortization
of $36,447 and $9,444 in 2003 and 2002, respectively	8,688	9,857
Prepaid income taxes	2,670	1,635
Prepaid expenses and other current assets	1,690	3,871

Total current assets	169,770	143,709

PROPERTY AND EQUIPMENT - NET	3,350	3,853
ACCOUNTS RECEIVABLE - Noncurrent, net	2,662	5,733
INVESTMENT IN EQUITY SECURITIES	726	726
FILM AND TELEVISION COSTS - NET	8,183	5,653
DEFERRED INCOME TAXES - Noncurrent	2,575	917
OTHER ASSETS - NET	6,014	2,248

TOTAL ASSETS	$193,280	$162,839

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Due to licensors	$11,835	$9,063
Media payable	2,178	5,613
Accounts payable and accrued expenses	9,706	9,776
Deferred revenue	8,070	3,976
Deferred income taxes	52	983

Total current liabilities	31,841	29,411

DEFERRED RENT	952	757

Total liabilities	32,793	30,168

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value - authorized, 3,000,000 shares;
none issued	--	--
Common stock, $.01 par value - authorized, 40,000,000 shares;
issued, 13,965,343 and 13,135,008 shares in 2003 and 2002, respectively	140	131
Additional paid-in capital	52,798	40,411
Accumulated other comprehensive income	693	72
Retained earnings	106,856	92,057

Total stockholders' equity	160,487	132,671

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$192,280	$162,839

See notes to consolidated financial statements.

                                                   F-2

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(In thousands of dollars, except share data)
	2003	2002	2001
NET REVENUES	$102,079	$53,140	$41,538

COSTS AND EXPENSES:
Selling, general and administrative	33,743	25,374	22,482
Production service costs	7,819	3,375	1,423
Amortization of television and film costs and
Fox broadcast fee	36,946	14,355	1,667

Total costs and expenses	78,508	43,104	25,572

INCOME FROM OPERATIONS	23,571	10,036	15,966

INTEREST INCOME	1,112	1,656	4,548

INCOME BEFORE INCOME TAXES	24,683	11,692	20,514

INCOME TAXES	9,884	4,702	8,270

NET INCOME	$14,799	$6,990	$12,244

PER SHARE AMOUNTS:
Basic earnings per common share	$1.11	$0.55	$1.01

Diluted earnings per common share	$1.05	$0.51	$0.92

Weighted average common shares
outstanding - basic	13,292,852	12,653,102	12,163,927

Weighted average common shares
outstanding - diluted	14,156,291	13,726,642	13,381,073

See notes to consolidated financial statements.

F-3

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(In thousands of dollars and shares)
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
BALANCE, DECEMBER 31, 2000	12,081	$120	$28,964	$72,823	$--	$101,907
Proceeds from exercise of stock options	466	5	883	--	--	888
Tax benefit from exercise of stock options	--	--	3,419	--	--	3,419
Comprehensive income:
Net income	--	--	--	12,244	--	12,244

Total comprehensive income	--	--	--	--	--	12,244

BALANCE, DECEMBER 31, 2001	12,547	$125	$33,266	$85,067	$--	$118,458
Proceeds from exercise of stock options	588	6	2,062	--	--	2,068
Tax benefit from exercise of stock options	--	--	5,083	--	--	5,083
Comprehensive income:
Net income	--	--	--	6,990	--	6,990
Translation adjustment	--	--	--	--	72	72

Total comprehensive income	--	--	--	--	--	7,062

BALANCE, DECEMBER 31, 2002	13,135	$131	$40,411	$92,057	$72	$132,671
Proceeds from exercise of stock options	830	9	6,399	--	--	6,408
Tax benefit from exercise of stock options	--	--	5,988	--	--	5,988
Comprehensive income:
Net income	--	--	--	14,799	--	14,799
Translation adjustment	--	--	--	--	621	621

Total comprehensive income	--	--	--	--	--	15,420

BALANCE, DECEMBER 31, 2003	13,965	$140	$52,798	$106,856	$693	$160,487

See notes to consolidated financial statements. F-4

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(In thousands of dollars)
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,799	$6,990	$12,244
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,855	865	766
Amortization of television and film costs and Fox broadcast fee	36,946	14,355	1,667
Provision for doubtful accounts	120	901	--
Deferred income taxes	(2,589)	(2,163)	1,527
Tax benefit on exercise of stock options	5,988	5,083	3,419
Changes in operating assets and liabilities:
Accounts receivable	4,655	(31,166)	1,878
Film and television costs	(12,473)	(6,382)	(3,421)
Prepaid income taxes	(1,035)	1,949	940
Prepaid Fox broadcast fee	(25,834)	(19,301)	--
Prepaid expenses and other current assets	2,181	172	(1,876)
Other assets - net	(4,369)	(1,058)	(430)
Due to licensors	2,772	(7,849)	(39,884)
Media Payable	(3,435)	4,025	(1,411)
Accounts payable and accrued expenses	(70)	5,561	(5,003)
Income taxes payable	--	--	(1,977)
Deferred revenue	4,094	3,879	(2,448)
Deferred rent	195	517	240

Net cash provided by (used in) operating activities	23,800	(23,622)	(33,769)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investments	57,706	41,366	62,098
Purchase of investments	(71,362)	(42,998)	(40,241)
Investment in equity securities	--	--	(726)
Purchase of property and equipment	(749)	(2,619)	(1,554)

Net cash (used in) provided by investing activities	(14,405)	(4,251)	19,577

CASH FLOWS FROM FINANCING ACTIVITIES -
Proceeds from exercise of stock options	6,408	2,068	888

Net cash provided by financing activities	6,408	2,068	888

EFFECTS OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS	621	72	--

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,424	(25,733)	(13,304)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	78,712	104,445	117,749

CASH AND CASH EQUIVALENTS, END OF YEAR	$95,136	$78,712	$104,445

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Income Taxes	$7,874	$1,874	$1,105

See notes to consolidated financial statements. F-5

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(In thousands of dollars, except share and per share data)

1. DESCRIPTION OF BUSINESS

4Kids Entertainment, Inc. (the “Company”), together with the subsidiaries through which the Company’s businesses are conducted (the “Company”), is a diversified entertainment and media company specializing in the youth oriented market with operations in the following business segments: Licensing, Advertising Media and Broadcast, Television and Film Production/Distribution.

>Licensing —The Company’s wholly-owned subsidiaries, 4Kids Entertainment Licensing, Inc. (“4Kids Licensing”) and 4Kids Entertainment International, Ltd. (“4Kids International”), are engaged in the business of licensing the commercial rights to popular children’s properties, personalities and product concepts. 4Kids Licensing typically acts as exclusive agent in connection with the grant to third parties of licenses to manufacture and sell all types of merchandise based on such properties, personalities and concepts. The licensing of these rights has been primarily in the areas of toys, electronic games, trading cards, food, toiletries, apparel, housewares, footwear and publishing rights. 4Kids Licensing also licenses merchandising rights in connection with certain television shows and motion pictures produced by the Company. 4Kids International, which is based in London, manages the Company’s properties in the United Kingdom and European marketplaces.

4Kids Technology, Inc., a wholly-owned subsidiary, develops ideas and concepts for licensing which integrate new and existing technologies with traditional game and toy play patterns. Websites 4Kids, Inc., a wholly-owned subsidiary, specializes in website development by creating websites designed to enhance and support the marketing of children’s properties represented by the Company.

Advertising Media and Broadcast — The Company, through a multi-year agreement with the Fox Broadcasting Company (“Fox”), leases Fox’s Saturday morning programming block (the “Fox Box”). The Company provides all programming content to be broadcast on the Fox Box, which airs on Saturday mornings from 8am to 12pm eastern/pacific time (7am to 11am central time); and retains all of the revenue from network advertising sales for the four-hour time period. 4Kids Ad Sales, Inc., a wholly-owned subsidiary of the Company manages and accounts for the revenue and costs associated with the Fox Box.

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

4Kids Entertainment Music, Inc. (“4Kids Music”), a wholly-owned subsidiary, markets and administers the musical operations for the Company on certain existing and newly created music associated with its television programming. 4Kids Entertainment Home Video, Inc. (“4Kids Home Video”), a wholly-owned subsidiary, markets and administers the Company’s home video operations associated with its television programming.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of 4Kids Entertainment, Inc. and its wholly-owned subsidiaries after elimination of significant intercompany transactions and balances. These consolidated financial statements reflect the use of significant accounting policies, as described below and elsewhere in the notes to the consolidated financial statements. These financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

Revenue Recognition –Merchandising licensing revenues: Merchandise licensing revenues are recognized when the underlying royalties from the sales of the related products are earned. The Company recognizes guaranteed royalties at the time the arrangement becomes effective if the Company has no significant direct continuing involvement with the underlying property or obligation to the licensee. Where the Company has significant continuing direct involvement with the underlying property or obligation to the licensee, guaranteed minimum royalties are recognized ratably over the term of the license or based on sales of the related products, if greater. Licensing advances and guaranteed payments collected, but not yet earned by the Company, are classified as deferred revenue in the accompanying consolidated balance sheets.

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

Episodic television series revenue: Television series initially produced for networks and first-run syndication are generally licensed to domestic and foreign markets concurrently. The length of the revenue cycle for episodic television varies depending on the number of seasons a series remains in active exploitation. Revenues arising from television license agreements are recognized in the period that the films or episodic television series are available for telecast.

Production and adaptation costs charged to the licensor are included in net revenues and the corresponding costs are included in production service costs in the accompanying consolidated statements of income. Production service costs included in net revenues amounted to $7,819, $3,375 and $1,423 in 2003, 2002 and 2001, respectively.

Home video revenues: Revenues from home video and DVD sales, net of a reserve for returns, are recognized on the date that video and DVD units are shipped by the Company’s distributor to wholesalers/retailers. Consistent with the practice in the home video industry, the Company estimates the reserve for returns based upon its review of historical returns rates and expected future performance.

Music revenues: Revenues from music sales, net of a reserve for returns, are recognized on the date units are shipped by the Company’s distributor to wholesalers/retailers as reported to the Company. In the case of musical performance revenues, the revenue is recognized when the musical recordings are broadcast and/or performed.

Advertising Expense — Advertising costs are expensed as incurred, except for costs related to the development of a property and/or animated or live-action television program commercial or media campaign which are expensed in the period in which the commercial or campaign is first presented. Advertising expenses are included in selling, general and administrative expenses on the accompanying consolidated statements of income.

Property and Equipment — Property and equipment are carried at cost, net of accumulated depreciation and amortization. Depreciation is calculated on the straight-line method based on the estimated useful lives of the assets, which range from 3 to 10 years. Amortization of leasehold improvements is computed using the straight-line method over the estimated useful lives of the related assets or, if shorter, the lease term. Costs associated with the repair and maintenance of property are expensed as incurred.

Impairment Of Long-Lived And Intangible Assets — As required by Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (which the Company adopted on January 2, 2002), the Company assesses the recoverability of long-lived assets for which an indicator of impairment exists. The recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. Fair value of long-lived assets is determined using the expected cash flows discounted at a rate commensurate with the risk involved. The Company believes that the future cash flows to be received from our long-lived assets will exceed the respective assets’ carrying value, and accordingly has not recorded any impairment losses through December 31, 2003.

Cash and Cash Equivalents — All highly liquid investments with original maturities of three months or less are classified as cash and cash equivalents. The fair value of cash and cash equivalents approximates the amounts shown on the financial statements. Cash and cash equivalents consist of unrestricted cash and short-term investments. Included in cash and cash equivalents are accounts in various banks which maintain balances in excess of the Federal Deposit Insurance Corporation (FDIC) insured limit of $100 per bank. At December 31, 2003 and 2002, the excess cash amounted to a total of $46,177 and $61,105, respectively.

Prepaid Fox Broadcast Fee — The Company has capitalized the broadcast fee paid to Fox and amortized the amount over the broadcast season based on estimated advertising revenue. During 2003, the Company had paid Fox and certain affiliates $6,328 and $19,506 attributable to the first and second year’s broadcast fee,respectively, and during 2002, the Company had paid $19,301 attributable to the first year’s broadcast fee. The unamortized portion of these fees of $8,688 and $9,857 are included in “Prepaid Fox broadcast fee” on the accompanying consolidated balance sheets as of December 31, 2003 and 2002, respectively.

Investments— Management determines the appropriate classification of its debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Debt securities for which the Company has both the intent and ability to hold to maturity are classified as held-to-maturity and are recorded at amortized cost. At December 31, 2003 and 2002, the Company had no investments that qualified as trading or available for sale.

At December 31, 2003 and 2002, the Company’s investments in debt securities were classified as short-term investments. The Company maintains these balances principally in money market funds and commercial paper with various financial institutions. These financial institutions are located in different areas of the U.S. and Company policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative standing of those financial institutions that participate in the Company’s investment strategy.

Investment in Equity Securities — During the quarter ended September 30, 2001, the Company completed its purchase of a 3% equity interest in the Pokémon Company, a closely held Japanese company, which was organized in 1998 by Nintendo Co. Ltd, Creatures, Inc. and Game Freak, Inc., the creators of “Pokémon”, to manage and control all rights to “Pokémon” throughout the world. The Company accounts for this investment on the cost basis and has classified it as a noncurrent asset on the accompanying consolidated balance sheets.

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

Fair Value of Financial Instruments — The carrying amounts of cash and cash equivalents, accounts receivable, investments, prepaid expenses and other current assets, due to licensors, media payable, accounts payable and accrued expenses, and other liabilities approximate their fair values principally because of the short-term maturities of these instruments.

Use of Estimates— The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Translation of Foreign Currency —In accordance with SFAS No. 130, Reporting Comprehensive Income (“SFAS No. 130”), the Company classifies items of other comprehensive income by their nature in the financial statements and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet. The assets and liabilities of the Company’s foreign subsidiary, 4Kids International have been recorded in their local currency and translated to U.S. dollars using period-end exchange rates. Income and expense items have been translated at the average rate of exchange prevailing during the period. Any adjustment resulting from translating the financial statements of the foreign subsidiary is reflected as “other comprehensive income”, net of related tax. Comprehensive income for the years ended December 31, 2003, 2002 and 2001 was $15,420, $7,062 and $12,244, respectively, which included translation adjustments of $621, $72 and $0 for the respective periods.

Concentration Of Credit Risk — Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of temporary cash investments and accounts receivable. The majority of the cash and cash equivalents are maintained with major financial institutions in the United States of America. The counterparties to the agreements relating to investment instruments consist of various United States governmental units and financial institutions of high credit standing. Credit risk on accounts receivable is minimized by the Company by performing ongoing credit evaluations of its customers’ financial condition and monitoring its exposure for credit losses and maintaining allowances for anticipated losses.

Income Taxes— Deferred income taxes are recorded for the temporary differences between the financial statement and tax bases of assets and liabilities using current tax rates. Valuation allowances are established against deferred tax assets whenever circumstances indicate that it is more likely than not that such assets will not be realized in future periods.

Stock-Based Compensation — SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. The Company has chosen to account for stock-based compensation awards to employees under APB No. 25, “Accounting for Stock Issued to Employees,” and its interpretation, FASB Interpretation No. (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25.”

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”Among other things, SFAS No. 148 requires the disclosure in interim reports of compensation expense calculated according to SFAS No. 123 for those awards of stock-based employee compensation that were outstanding and accounted for under the intrinsic value method of APB No. 25. The following table illustrates the effect on net income and earnings per share as if the fair value based method under SFAS No. 123 had been applied to all outstanding and unvested awards in each period.

	2003	2002	2001
Net income as reported	$14,799	$6,990	$12,244

Deduct stock-based employee
compensation expense determined
under fair value based method
for all awards, net of tax	1,726	2,795	1,276

Pro forma net income	$13,073	$4,195	$10,968

Net income per share:
Reported
Basic	$1.11	$0.55	$1.01

Diluted	$1.05	$0.51	$0.92

Pro forma
Basic	$0.98	$0.33	$0.90

Diluted	$0.92	$0.31	$0.82

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used for options granted in 2003, 2002 and 2001 included no dividend yield for the periods, expected volatility of approximately 60%, 48% and 56% for 2003, 2002 and 2001, respectively, a risk-free interest rate of approximately 1.92%, 2.16% and 4.81% for 2003, 2002 and 2001, respectively, and an option duration of 3.5, 4 and 3 years for 2003, 2002, and 2001, respectively.

Recently Issued Accounting Pronouncements —Costs Associated with Exit or Disposal Activities — In June 2002, Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). Such standard requires costs associated with exit or disposal activities (including restructurings) to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 nullifies Emerging Issue Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The provisions of this standard are effective for exit or disposal activities initiated after December 31, 2002. The adoption of this standard by the Company did not have a material effect on its consolidated financial position or results of operations.

Guarantees— In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Such Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation apply to guarantees issued or modified after December 31, 2002. The disclosure provisions of this Interpretation are effective for financial statements with annual periods ending after December 31, 2002. The adoption of this standard by the Company did not have a material effect on its consolidated financial position or results of operations.

Revenue Arrangements — In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”(“EITF Issue No. 00-21”).EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this consensus by the Company did not have a material impact on its consolidated financial position or results of operations.

Consolidation of Variable Interest Entities — On January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued FIN No. 46 (Revised) (“FIN 46-R”) to address certain FIN implementation issues. This interpretation clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements for companies that have interests in entities that are Variable Interest Entities (VIE) as defined under FIN 46. According to this interpretation, if a company has an interest in a VIE and is at risk for a majority of the VIE’s losses or receives a majority of the VIE’s expected gains it shall consolidate the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending March 31, 2004, except for those VIE’s that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim period or reporting period ending after December 15, 2003. The adoption of the provisions of this interpretation by the Company did not have a material effect on its consolidated financial position or results of operations.

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

Financial Instruments —In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”(“SFAS No. 150”). SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim financial reporting period after June 15, 2003. The Company adopted the provisions of SFAS No. 150 on July 1, 2003. The adoption of this standard by the Company did not have a material effect on its consolidated financial position or results of operations.

3. INVESTMENTS

Short-term investments consisted of the following as of:

	December 31,
	2003		2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Held-to-maturity:
Commercial paper	$--	$--	$795	$795
Treasury bills	--	--	9,992	9,994
Government bonds	24,443	24,443	--	--

	$24,443	$24,443	$10,787	$10,789

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

Accounts receivable consisted of the following as of:

	December 31,
	2003	2002
Gross accounts receivable	$41,347	$46,002
Allowance for doubtful accounts	(1,542)	(1,422)

	39,805	44,580
Less long-term portion	2,662	5,733

	$37,143	$38,847

5. FILM AND TELEVISION COSTS

Film and television costs consisted of the following as of:

	December 31,
	2003	2002
Opening balance	$5,653	$4,182
Additions	12,473	6,382

	18,126	10,564
Amortization	(9,943)	(4,911)

Ending Balance	$8,183	$5,653

Development/Preproduction	$353	$132
Production	3,306	2,221
Completed not released	1,772	2,267
Completed released	2,752	1,033

	$8,183	$5,653

Amortization of capitalized film and television costs were $9,943, $4,911 and $1,667 in 2003, 2002 and 2001, respectively. Amortization expense for 2003 includes a write-down of certain film and television costs of $483. Based on management’s ultimate revenue estimates as of December 31, 2003, approximately 77% of the total completed and unamortized film and television costs are expected to be amortized during 2004, and over 90% of the total completed and unamortized film and television costs are expected to be amortized during the next three years.

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	December 31,
	2003	2002
Computer equipment and software	$3,054	$2,906

Office furniture and fixtures	644	758
Leasehold improvements	2,793	2,456
Office equipment	203	215

	6,694	6,335
Less accumulated depreciation and
amortization	3,344	2,482

	$3,350	$3,853

7. REVENUES/MAJOR CUSTOMERS

Net revenues included in the accompanying consolidated statements of income are net of licensor participations of $54,237, $29,337 and $67,272 in 2003, 2002 and 2001, respectively.

The percentages of revenue from major properties and customers/licensees are as follows:

	Years Ended December 31,
	2003	2002	2001
Percentage of revenue derived from major
properties (revenue in excess of 10 percent
of total revenue)	69%	64%	66%

Number of major properties	3	2	1
Percentage of revenue derived from major
customers/licensees (revenue in excess of
10 percent of total revenue)	29%	40%	26%

Number of major customers/licensees	1	2	2

As of December 31, 2003 and 2002, accounts receivable due from major customers/licensees listed above represented 23% and 44% of the Company’s total accounts receivable, respectively.

8. INCOME TAXES

The Company has provided for deferred income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, whereby deferred income taxes are determined based upon the enacted income tax rates for the years in which these taxes are estimated to be payable or recoverable. Deferred income taxes arise from temporary differences resulting from a difference between the tax basis of an asset or liability and its reported amount in the financial statements.

The income tax provision (benefit) includes the following as of:

	Years Ended December 31,
	2003	2002	2001
Current:
Federal	$8,747	$5,141	$4,886
State and local	3,231	1,714	1,543
Foreign	495	10	314

	12,473	6,865	6,743

Deferred:
Federal	(1,898)	(1,738)	1,304
State and local	(691)	(425)	223

	(2,589)	(2,163)	1,527

	$9,884	$4,702	$8,270

The provision for taxes as reported is different than the tax provision computed by applying the statutory Federal rate of 35 percent. The differences are as follows:

	Years Ended December 31,
	2003	%	2002	%	2001	%
Income before income tax provision	$24,683		$11,692		$20,514

Provision at the statutory Federal rate	8,639	35.0%	4,092	35.0%	7,180	35.0%
Provision for state and local income
taxes net of Federal income tax benefit	1,651	6.7	773	6.7	1,136	5.5
Effect of foreign tax rate	(70)	(0.3)	6	0.1	(52)	(0.3)
Other	(336)	(1.4)	(169)	(1.4)	6	0.1

	$9,884	40.0%	$4,702	40.2%	$8,270	40.3%

Income tax benefits, which related to the exercise of nonqualified stock options, reduced current taxes payable and increased additional paid-in capital by $5,988, $5,083 and $3,419 in 2003, 2002 and 2001, respectively.

The components of the deferred tax balances at December 31, 2003 and 2002 are as follows:

	2003	2002
Deferred income taxes - current:
Commissions not currently recognized for
tax reporting purposes	$(679)	$(1,577)

Provision for doubtful accounts not currently
deductible for tax reporting purposes	627	594

Total deferred income taxes- current	$(52)	$(983)

	2003	2002
Deferred income taxes - noncurrent:
Film and television costs valuation adjustment
not currently deductible for tax reporting purposes	$1,949	$514
Depreciation and amortization not currently deductible
for tax reporting purposes	279	196
Straight-line rent not currently deductible for
tax reporting purposes	347	207

Total deferred income taxes- noncurrent	$2,575	$917

The Company has determined that earnings through 2003 of approximately $4,811 of its foreign subsidiary will remain invested overseas for the indefinite future and, accordingly, no deferred tax liability has been recognized. If such earnings were to be repatriated, the tax liability is estimated to be approximately $250.

9. STOCK OPTIONS

The Company has various stock option plans (the “Plans”). Options may be exercised for a period of not more than ten years after the date of grant. Unless otherwise determined by the Company’s Compensation Committee or by contract with the recipient of the stock option grant, each option is immediately exercisable with respect to 50 percent of the shares subject to the option and becomes exercisable with respect to the other 50 percent on the first anniversary of the date of grant. Certain of the Plans permit the Committee to grant nonqualified options, with an exercise price of not less than 85 percent of the fair market value of the common stock; all other options must be at 100 percent of the fair market value. The Company’s options have all been granted at an exercise price per share equal to the fair market value of the common stock as of the grant date.

The Company has outstanding stock options as follows: >

	Options	Exercise Price Per Share			Weighted Average Exercise Price
Outstanding at January 1, 2001	2,352,000	$0.458	-	$33.281	$5.278

Exercisable at January 1, 2001	2,327,000	0.458	-	33.281	5.030

Options granted	738,000	8.938	-	19.760	9.457
Options exercised	(466,215)	0.458	-	8.938	1.904

Outstanding at December 31, 2001	2,623,785	0.771	-	33.281	7.054

Exercisable at December 31, 2001	2,329,785	0.771	-	33.281	6.734

Options granted	596,500	15.550	-	27.150	19.986
Options exercised	(588,300)	0.912	-	20.030	3.517
Options cancelled	(35,000)	19.760	-	33.281	31.350

Outstanding at December 31, 2002	2,596,985	0.771	-	33.281	10.561

Exercisable at December 31, 2002	2,376,235	0.771	-	33.281	9.687

Options granted	623,500	11.80	-	11.80	11.80
Options exercised	(830,335)	3.104	-	20.20	7.716
Options cancelled	(12,625)	0.917	-	20.03	8.142

Outstanding at December 31, 2003	2,377,525	$0.771	-	$33.281	$11.893

Exercisable at December 31, 2003	2,072,400	$0.771	-	$33.281	$11.906

Under the Company’s stock option plans, options to purchase 599,625 shares of the Company’s common stock were available at December 31, 2003 for future issuance.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/03	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/03	Weighted Average Exercise Price
$0.7710 - $3.3281	758,800	2.3	$1.1766	758,800	$1.1766
$6.6563 - $9.9843	320,000	4.3	$8.9375	320,000	$8.9375
$9.9844 - $13.3125	544,125	4.3	$11.8000	239,000	$11.8000
$ 16.6407 - $19.9687	47,500	3.1	$18.5026	47,500	$18.5026
$ 19.9688 - $23.2969	444,600	4.6	$20.0300	444,600	$20.0300
$ 23.2970 - $26.6250	15,000	7.6	$24.7700	15,000	$24.7700
$ 26.6251 - $29.9531	57,500	1.4	$28.2152	57,500	$28.2152
$ 29.9532 - $33.2813	190,000	3.6	$33.2813	190,000	$33.2813

	2,377,525	3.6	$11.8926	2,072,400	$11.9063

10. EARNINGS PER SHARE

The Company applies SFAS No. 128, Earnings per Share, which requires the computation and presentation of earnings per share (“EPS”) to include basic and diluted EPS. Basic EPS is computed based solely on the weighted average number of common shares outstanding during the period. Diluted EPS reflects all potential dilution of common stock. The following table reconciles Basic EPS with Diluted EPS for the three years ended December 31, 2003.

	Year Ended 2003
	Net Income	Shares	Per Share
Basic earnings per share -
Income available to common
shareholders	$14,799	13,292,852	$1.11

Effect of dilutive security -
Stock options	--	863,439	(0.06)

Diluted earnings per share	$14,799	14,156,291	$1.05

	Year Ended 2002
	Net Income	Shares	Per Share
Basic earnings per share -
Income available to common
shareholders	$6,990	12,653,102	$0.55
Effect of dilutive security -
Stock options	--	1,073,540	(0.04)

Diluted earnings per share	$6,990	13,726,642	$0.51

	Year Ended 2001
	Net Income	Shares	Per Share
Basic earnings per share -
Income available to common
shareholders	$12,244	12,163,927	$1.01

Effect of dilutive security -
Stock options--	--	1,217,146	(0.09)

Diluted earnings per share	$12,244	13,381,073	$0.92

For the years ended December 31, 2003, 2002 and 2001, approximately 247,500, 256,000 and 287,000 shares, respectively, attributable to the exercise of outstanding options, were excluded from the calculation of diluted EPS because the effect was antidilutive.

11. DEFINED CONTRIBUTION PLAN

The Company participates in a 401(k) plan covering substantially all employees. Benefits vest based on number of years of service. The Company’s policy is to match 25% of the first 6% of the covered employee’s annual salary, as defined by the plan. Contributions to the plan by the Company amounted to $124, $89 and $62 for the years ended December 31, 2003, 2002 and 2001, respectively.

12. COMMITMENTS AND CONTINGENCIES

a.	Bonus Plan — Bonuses under the Company’s Bonus Plan are based upon an amount of up to 10 percent of pretax profits. Key officers and employees, as designated by the Board of Directors, can be included in the Bonus Plan. For 2003, 2002 and 2001, the Board of Directors, under the Bonus Plan, awarded the Chairman and CEO of the Company approximately $1,475, $0 and $370, respectively. An additional amount of approximately $1,268, $0 and $907 under the Bonus Plan was granted to employees in 2003, 2002 and 2001, respectively.

b.	Leases — The Company leases certain office, administration and production facilities. Commitments for minimum rentals, not including common charges, under non-cancellable leases at the end of 2003 are as follows:

Year Ending December 31	Amount
2004	$1,402
2005	1,522
2006	1,557
2007	1,557
2008	1,557
2009 and thereafter	354

$7,949

Rent expense for all operating leases charged against earnings amounted to $1,611, $1,497 and $1,477 in 2003, 2002 and 2001, respectively.

c.	Litigation — (i) Morrison v. Nintendo, et al. On March 29, 2000, Morrison Entertainment Group, Inc., filed suit in the United States District Court for the Central District of California against Nintendo of America Inc., 4Kids Entertainment, Inc., and Leisure Concepts, Inc. The suit alleged that the Pokémon trademark infringes upon the Plaintiff’s “Monster in my Pocket” trademark. The complaint also alleged trademark dilution, unfair competition, and a breach of implied contract. The complaint sought injunctive relief as well as monetary damages. On August 6, 2001, the United States District Court granted summary judgment dismissing the suit. Plaintiff appealed the dismissal of the case by the U.S. District Court. On February 4, 2003, the U.S. Court of Appeals for the Ninth Circuit affirmed the decision by the U.S. District Court to dismiss the suit.

(ii) DSI Toys. During 2003, the Company’s subsidiary, Summit Media served as the media buying agency for DSI Toys, Inc. (“DSI”). On October 17, 2003, DSI filed a voluntary petition under Chapter 7 of the Bankruptcy Law in the United States Bankruptcy Court for the Southern District of Texas. In January 2004, the Trustee for the bankruptcy estate of DSI (the “Trustee”) sent a letter to Summit Media alleging that DSI made payments to Summit Media totaling $1,159 (the “Amount”) during the ninety (90) day period prior to the DSI’s bankruptcy filing and asserting that such payments constituted avoidable preference payments. The Trustee formally demanded that Summit Media repay the Amount to the Trustee. The Company believes it has meritorious defenses to this claim. The amount paid to Summit Media was not a payment with respect to an antecedent debt, but rather payment by DSI to Summit Media for certain DSI advertising in advance of the broadcast. The Company intends to vigorously defend its position.

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

d.	Key Man Clause — Under the terms of the Company’s representation agreements (the “Agreements”) with Pokémon USA, Inc. (“PUI”) with respect to the Pokémon property and Nintendo of America, Inc. (“NOA”) with respect to the Nintendo properties, in the event that Alfred Kahn, the Chairman and CEO becomes unavailable due to death, disability, termination or a major change of duties and an acceptable replacement for Mr. Kahn is not found within a specified period of time, or there is a change in control of the Company resulting in a major change of duties for Mr. Kahn, PUI and NOA have the option to terminate their respective agreements with the Company. The Company would, however, continue to be paid on license agreements in place at the time such options were exercised.

e.	Employment Contracts — The Company has employment agreements and arrangements with its executive officers and certain management personnel. The agreements generally continue until terminated by the executive or the Company, and provide for severance payments under certain circumstances. The majority of the agreements and arrangements provide the employees with certain additional rights after a Change of Control (as defined) of the Company occurs. The agreements include a covenant against competition with the Company which extends for a period of time after termination for any reason. As of December 31, 2003, if all of the employees under contract were terminated by the Company without good cause or following a Change of Control, (as defined) under these contracts, the Company’s liability would be approximately $13,860.

These employment agreements provide for an aggregate minimum annual base compensation of $2,200 expiring on various dates through 2007.

f.	Deferred Revenue — Music Publishing — In July 2002, 4Kids Music granted a right to receive a 50% interest in the Company’s net share of the music revenues from currently existing music produced by the Company for its television programs (excluding Pokémon)(“Current Music Assets”) to an unaffiliated third party in an arms length transaction for $3,000. Further, the Company agreed to grant a right to receive a 50% interest in the Company’s net share of music revenues from future music to be produced by the Company for its television programs (excluding Pokémon) (” Future Music Assets”) to the same third party for $2,000. In consideration of the grant of Future Music Assets, the Company received $750 in June 2003 and will receive $750 in June 2004 and $500 in June 2005.

The Company has deferred all amounts received under the contract, and recognizes revenue as the Current Music Assets and Future Music Assets generate revenue over the contract term. Notwithstanding the foregoing, as of the date the Company has delivered all of the Future Music Assets required under the contract, any portion of the $5,000 that remains deferred and not recognized, will be recognized as revenue. Pursuant to the above, the Company recognized revenue of $390 and $314 for the years ended December 31, 2003 and 2002, respectively. The Company has included $3,046 and $2,686 as deferred revenue on the accompanying consolidated balance sheets as of December 31, 2003 and 2002, respectively.

Home Video – At various dates since May 2002, 4Kids Home Video, entered into various agreements with an unaffiliated third party home video distributor (the “Video Distributor”), pursuant to which 4Kids Home Video provides ongoing advertising, marketing and promotional services with respect to certain home video titles, that are owned or controlled by the Company and which are distributed by the Video Distributor. The Video Distributor has paid the Company advances of $3,300 ($2,000 during the year ended December 31, 2003) against 4Kids Home Video’s share of the distribution and service fee proceeds to be realized by 4Kids Home Video from such titles. Pursuant to the above, the Company recognized revenue of $2,187 and $713 for the years ended December 31, 2003 and 2002, respectively. The Company has included $400 and $587 as deferred revenue on the accompanying consolidated balance sheets as of December 31, 2003 and 2002, respectively.

Other Agreements — In addition, the Company entered into other agreements for various properties and advertising time on the Fox Box in which the Company has received certain advances and/or minimum guarantees. Accordingly, as of December 31, 2003 and 2002 the unearned portion of these advances and guaranteed payments were $4,624 and $703, respectively, and are included in deferred revenue on the accompanying consolidated balance sheets.

g.	Master Toy Licensee — 4Kids Licensing, a wholly-owned subsidiary of the Company, is the exclusive Merchandise Licensing Agent for the “Pokémon” property outside Asia. The master toy licensee (“Licensee”) for the “Pokémon” property and The Pokémon Company LLC, (the assignee of certain rights and obligations of Nintendo of America Inc. with respect to the “Pokémon” property) entered into an agreement (the “Agreement”) effective January 1, 2001.

Under the terms of the Agreement, Licensee was required to pay a minimum royalty for the period from January 1, 2001 to December 31, 2003. Since all of the conditions under the Agreement were met and the full amount of the minimum guaranteed royalties were payable by the Licensee, the Company earned $7,500 over the period of the Agreement. For each of the years ended December 31, 2003, 2002 and 2001, the Company earned royalties relating to the Agreement of $2,500. During 2003, the Agreement was amended extending the term to December 31, 2006.

h.	Fox Broadcast Agreement — In January 2002, the Company entered into a multi-year agreement with Fox to lease the Fox Box. The Company is providing all programming content for the Fox Box and commenced doing so with the September 2002 broadcast year. The agreement has an initial term of four broadcast years, with the Company having the option to extend the term for up to two additional broadcast years. 4Kids will pay a fee of $25,312 for each broadcast year during the initial term of the agreement.

The agreement provided for 50% of the fee for the first broadcast season to be paid within ten days of the execution of the short form agreement in February 2002, with the balance of the fee for the first broadcast season payable in four equal installments in September 2002, December 2002, February 2003 and April 2003. The fee for each subsequent broadcast year is payable 50% in the June preceding the beginning of the broadcast year (which begins in September) with the balance of the fee for the broadcast year payable in four equal installments in September, December, February and April. All payments required to be made on or prior to March 15, 2004 have been made. Additionally, the agreement requires the Company to establish a $25,000 letter of credit for the benefit of Fox, which letter of credit may be reduced by the Company as installments of the final year’s fee are paid. As of December 31, 2003, the Company had received a commitment from a bank for the letter of credit, but the letter of credit had not been issued pending completion of the long form agreement with Fox. Upon the issuance of the letter of credit, the Company will grant a security interest in its cash balances to the issuing bank to secure the amount of such letter of credit and will appropriately disclose these amounts as restricted cash in its consolidated financial statements.

The cost of the Fox Box is capitalized and amortized over each broadcast season based on estimated advertising revenue for the related broadcast season. The Company recorded amortization expense of $27,003 and $9,444 for the years ended December 31, 2003 and 2002, respectively. During 2003, the Company had paid Fox and certain affiliates $6,328 and $19,506, attributable to the first and second year’s broadcast fee, respectively, and During 2002, the Company had paid $19,301 attributable to the first year’s broadcast fee. The unamortized portion of these fees of $8,688 and $9,857 are included in “Prepaid Fox broadcast fee” on the accompanying consolidated balance sheets as of December 31, 2003 and 2002, respectively.

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

As of December 31, 2003, the minimum guaranteed payment obligations under the Fox Broadcast Agreement are as follows:

Year ending December 31,	Amount
2004	$25,312
2005	25,312
2006	6,326

Total	$56,950

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

i.	Contractual Arrangements — During the normal course of business, the Company may enter into various agreements with third parties to license, acquire, distribute, broadcast, develop and/or promote properties. The terms of these agreements will vary based on the services and/or properties included within the agreement, as well as, geographic restrictions, duration, property and exploitation condition and results of operations.

j.	Stock Purchases — On November 25, 2003, the Company announced that its Board of Directors had authorized the Company to purchase up to 750,000 shares of its common stock in the open market or through negotiated prices from time-to-time through December 31, 2004. Such purchases are to be made out of the Company’s surplus. No such purchases were made by the Company during 2003.

13. SEGMENT AND RELATED INFORMATION

The Company applies SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company has three reportable segments; (i) Licensing, (ii) Advertising Media and Broadcast, and (iii) Television and Film Production/Distribution. The Company’s reportable segments are strategic business units, which, while managed separately, work together as a vertically integrated entertainment company. The Company’s management regularly evaluates the performance of each segment based on its net revenues, profit and loss after all expenses, including amortized film, television costs and the fox broadcast fee and interest income.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Commencing in 2003, the Company’s Television and Film Production/ Distribution segment recorded inter-segment revenues and the Company’s Advertising Media and Broadcast segment recorded inter-segment charges related to the estimated acquisition costs of episodic television series for broadcast. In the opinion of management, such acquisition costs represent the estimated fair value which would have been incurred in a transaction between unaffiliated third parties on an arm length basis. All inter-segment transactions have been eliminated in consolidation.

	Licensing	Advertising Media and Broadcast	TV and Film Production/ Distribution	Total
2003:
Net revenues from external customers	$54,842	$22,544	$24,693	$102,079

Amortization of televsion
and film costs and Fox
broadcast fee	--	27,003	9,943	36,946

Segment profit (loss)	37,085	(14,583)	2,181	24,683

Segment assets	152,117	20,366	20,797	193,280

Interest income	1,094	18	--	1,112

2002:
Net revenues from external customers	$28,937	$11,200	$13,003	$53,140

Amortization of television
and film costs and Fox
broadcast fee	--	9,444	4,911	14,355

Segment profit (loss)	16,862	(6,613)	1,443	11,692

Segment assets	121,442	26,417	14,980	162,839

Interest income	1,619	37	--	1,656

2001:
Net revenues from external customers	$28,146	$3,029	$10,363	$41,538

Amortization of television
and film costs	--	--	1,667	1,667

Segment profit	15,929	789	3,796	20,514

Segment assets	126,434	8,984	8,321	143,739

Interest income	4,358	190	--	4,548

Additionally, through the Company’s London office and network of international subagents, which allow it to license its properties throughout the world, the Company recognized net revenue from international sources primarily in Europe, of $10,315, $3,161 and $5,772 for the years ended 2003, 2002 and 2001, respectively.
-F-20-

14. SUMMARIZED QUARTERLY DATA (UNAUDITED):

Following is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2002:
	Fiscal Quarter
	First	Second	Third	Fourth	Total
2003:
Net revenues	$20,978	$23,369	$25,334	$32,398	$102,079
Income from operations	4,626	5,818	4,481	8,646	23,571
Net income	2,970	3,645	2,867	5,317	14,799
Basic earnings per share	$0.23	$0.28	$0.22	$0.39	$1.11
Diluted earnings per share	$0.21	$0.26	$0.20	$0.36	$1.05

2002:
Net revenues	$6,961	$8,178	$12,099	$25,902	$53,140
Income from operations	2,150	1,644	3,011	3,231	10,036
Net income	1,554	1,227	1,963	2,246	6,990
Basic earnings per share	$0.12	$0.10	$0.16	$0.17	$0.55
Diluted earnings per share	$0.11	$0.09	$0.14	$0.16	$0.51

Quarterly amounts for earnings per share may not agree to annual amount due to rounding.

************

