Form 10-Q
period 2004-03-31
4 KIDS ENTERTAINMENT INC
filed 2004-05-10
CIK 58592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

      At May 7, 2004, the number of shares outstanding of the Registrant’s common stock, par value $.01 per share, was 13,827,693.

4Kids Entertainment, Inc. and Subsidiaries

Table of Contents

Page #

Part I--FINANCIAL INFORMATION

Signatures	20

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS MARCH 31, 2004 AND DECEMBER 31, 2003 (In thousands of dollars, except share data)

ASSETS	2004	2003
	(UNAUDITED)
CURRENT ASSETS:
Cash and cash equivalents	$123,854	$95,136
Investments	16,538	24,443

Total cash and investments	140,392	119,579
Accounts receivable - net	25,924	37,143
Prepaid Fox broadcast fee, net of accumulated amortization
of $41,592 and $36,447 in 2004 and 2003, respectively	6,908	8,688
Prepaid income taxes	105	2,670
Prepaid expenses and other current assets	1,506	1,690
Deferred income taxes	445	--

Total current assets	175,280	169,770
PROPERTY AND EQUIPMENT - NET	3,225	3,350
OTHER ASSETS:
Accounts receivable - noncurrent, net	3,795	2,662
Investment in equity securities	726	726
Film and television costs - net	8,870	8,183
Deferred income taxes - noncurrent	3,226	2,575
Other assets - net	9,482	6,014

TOTAL ASSETS	$204,604	$193,280

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Due to licensors	$18,367	$11,835
Media payable	909	2,178
Accounts payable and accrued expenses	12,760	9,706
Deferred revenue	7,627	8,070
Deferred income taxes	--	52

Total current liabilities	39,663	31,841
DEFERRED RENT	1,079	952

Total liabilities	40,742	32,793

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value - authorized, 3,000,000 shares; none issued	--	--
Common stock, $.01 par value - authorized, 40,000,000 shares;
issued, 13,965,943 and 13,965,343 shares in 2004 and 2003, respectively	140	140
Additional paid-in capital	53,040	52,798
Accumulated other comprehensive income	881	693
Retained earnings	110,023	106,856

	164,084	160,487
Less- cost of 10,000 treasury shares	222	--

	163,862	160,487

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$204,604	$193,280

2

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (In thousands of dollars, except share data)

	Three Months Ended
	March 31, 2004	March 31, 2003
NET REVENUES	$22,467	$20,978

COSTS AND EXPENSES:
Selling, general and administrative	8,514	7,316
Production service costs	1,963	1,920
Amortization of television and film costs and
Fox broadcast fee	6,994	7,116

Total costs and expenses	17,471	16,352

INCOME FROM OPERATIONS	4,996	4,626
INTEREST INCOME	285	324

INCOME BEFORE INCOME TAXES	5,281	4,950
INCOME TAXES	2,114	1,980

NET INCOME	$3,167	$2,970

PER SHARE AMOUNTS:
Basic earnings per common share	$0.23	$0.23

Diluted earnings per common share	$0.22	$0.21

Weighted average common shares
outstanding - basic	13,967,614	13,135,008

Weighted average common shares
outstanding - diluted	14,722,344	13,899,630

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(In thousands of dollars)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,167	$2,970
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	337	317
Amortization of television and film costs and Fox broadcast fee	6,994	7,116
Provision for doubtful accounts	--	50
Deferred income taxes	(1,148)	(474)
Tax benefit on exercise of stock options	107	--
Changes in operating assets and liabilities:
Accounts receivable	10,086	11,157
Film and television costs	(2,536)	(3,374)
Prepaid income taxes	2,565	1,635
Prepaid Fox broadcast fee	(3,365)	(3,164)
Advances to licensors	--	(1,515)
Prepaid expenses and other current assets	184	(1,315)
Other assets - net	(3,468)	(127)
Due to licensors	6,532	(869)
Media payable	(1,269)	(4,678)
Accounts payable and accrued expenses	3,054	1,783
Income taxes payable	--	531
Deferred revenue	(443)	519
Deferred rent	127	67

Net cash provided by operating activities	20,924	10,629

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investments	16,102	21,569
Purchase of investments	(8,197)	(25,111)
Purchase of property and equipment	(212)	(183)

Net cash provided by (used in) investing activities	7,693	(3,725)

CASH FLOWS FROM FINANCING ACTIVITIES -
Proceeds from exercise of stock options	135	--
Purchase of treasury shares	(222)	--

Net cash used in financing activities	(87)	--

EFFECTS OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS	188	(37)

NET INCREASE IN CASH AND CASH EQUIVALENTS	28,718	6,867
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	95,136	78,712

CASH AND CASH EQUIVALENTS, END OF PERIOD	$123,854	$85,579

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Income Taxes	$--	$--

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands of dollars, except share and per share data)

1. DESCRIPTION OF BUSINESS

4Kids Entertainment, Inc. (the “Company”), together with the subsidiaries through which the Company’s businesses are conducted (the “Company”), is a diversified entertainment and media company specializing in the youth oriented market with operations in the following business segments: (i)Licensing, (ii)Advertising Media and Broadcast, (iii)Television and Film Production/Distribution.

Licensing — The Company’s wholly-owned subsidiaries, 4Kids Entertainment Licensing, Inc. (“4Kids Licensing”) and 4Kids Entertainment International, Ltd. (“4Kids International”), are engaged in the business of licensing the commercial rights to popular children’s properties, personalities and product concepts. 4Kids Licensing typically acts as exclusive agent in connection with the grant to third parties of licenses to manufacture and sell all types of merchandise based on such properties, personalities and product concepts. The licensing of these rights has been primarily in the areas of toys, electronic games, trading cards, food, toiletries, apparel, housewares, footwear and publishing rights. 4Kids Licensing also licenses merchandising rights in connection with certain television shows and motion pictures produced by the Company. 4Kids International, which is based in London, manages the Company’s properties in the United Kingdom and European marketplaces.

4Kids Technology, Inc., a wholly-owned subsidiary, develops ideas and concepts for licensing which integrate new and existing technologies with traditional game and toy play patterns. Websites 4Kids, Inc., a wholly-owned subsidiary, specializes in website development by creating websites designed to enhance and support the marketing of children’s properties represented by the Company.

Advertising Media and Broadcast — The Company, through a multi-year agreement with the Fox Broadcasting Company (“Fox”), leases Fox’s Saturday morning programming block (the “Fox Box”). The Company provides substantially all programming content to be broadcast on the Fox Box, which airs on Saturday mornings from 8am to 12pm eastern/pacific time (7am to 11am central time); and retains all of the revenue from network advertising sales for the four-hour time period. 4Kids Ad Sales, Inc., a wholly-owned subsidiary of the Company manages and accounts for the revenue and costs associated with the Fox Box.

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

4Kids Entertainment Music, Inc. (“4Kids Music”), a wholly-owned subsidiary, markets and administers the musical operations for the Company on certain existing and newly created music associated with its television programming. 4Kids Entertainment Home Video, Inc. (“4Kids Home Video”), a wholly-owned subsidiary, distributes home videos associated with television programming produced by 4Kids productions.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The consolidated financial statements, except for the December 31, 2003 consolidated balance sheet, are unaudited. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2004 and December 31, 2003 and the results of operations and cash flows for the three months ended March 31, 2004 and 2003. Because of the inherent seasonality and changing trends of the toy, game, entertainment and advertising industries, operating results in the Company on a quarterly basis may not be indicative of operating results for the full year.

These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, for the year ended December 31, 2003, which are included in the Company’s Annual Report on Form 10-K with respect to such period filed with the Securities and Exchange Commission on March 15, 2004. All significant intercompany accounts and transactions have been eliminated. The December 31, 2003 consolidated balance sheet amounts are derived from the Company’s audited consolidated financial statements.

Revenue Recognition – Merchandising licensing revenues: Merchandise licensing revenues are recognized when the underlying royalties from the sales of the related products are earned. The Company recognizes guaranteed royalties at the time the arrangement becomes effective if the Company has no significant direct continuing involvement with the underlying property or obligation to the licensee. Where the Company has significant continuing direct involvement with the underlying property or obligation to the licensee, guaranteed minimum royalties are recognized ratably over the term of the license or based on sales of the related products, if greater. Licensing advances and guaranteed payments collected, but not yet earned by the Company, are classified as deferred revenue in the accompanying consolidated balance sheets.

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

Production and adaptation costs charged to the licensor are included in net revenues and the corresponding costs are included in production service costs in the accompanying consolidated statements of income. Production service costs included in net revenues amounted to $1,963 and $1,920 for the three months ended March 31, 2004 and 2003, respectively.

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

Prepaid Fox Broadcast Fee — The Company has capitalized the broadcast fee paid to Fox and amortized the amount over the broadcast season based on estimated advertising revenue. During the three months ended March 31, 2004, the Company has paid Fox and certain affiliates $3,365 attributable to the second year’s broadcast fee and during calendar year 2003, the Company had paid Fox and certain affiliates $6,328 and $19,506 attributable to the first and second year’s broadcast fees, respectively. The unamortized portion of these fees of $6,908 and $8,688 are included in “Prepaid Fox broadcast fee” on the accompanying consolidated balance sheets as of March 31, 2004 and December 31, 2003, respectively.

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

Translation of Foreign Currency — In accordance with SFAS No. 130, Reporting Comprehensive Income (“SFAS No. 130”), the Company classifies items of other comprehensive income by their nature in the financial statements and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet. The assets and liabilities of the Company’s foreign subsidiary, 4Kids International have been recorded in their local currency and translated to U.S. dollars using period-end exchange rates. Income and expense items have been translated at the average rate of exchange prevailing during the period. Any adjustment resulting from translating the financial statements of the foreign subsidiary is reflected as “other comprehensive income”, net of related tax. Comprehensive income for the three months ended March 31, 2004 and 2003 was $3,355 and $2,933, respectively, which included translation adjustments of $188 and ($37) for the respective periods.

Stock-Based Compensation — SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. The Company has chosen to account for stock-based compensation awards to employees under APB No. 25, “Accounting for Stock Issued to Employees,” and its interpretation, FASB Interpretation No. (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25.”

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS No. 148”). Among other things, SFAS No. 148 requires the disclosure in interim reports of compensation expense calculated according to SFAS No. 123 for those awards of stock-based employee compensation that were outstanding and accounted for under the intrinsic value method of APB No. 25. The following table illustrates the effect on net income and earnings per share as if the fair value based method under SFAS No. 123 had been applied to all outstanding and unvested awards in each period.

	2004	2003
Net income as reported	$3,167	$2,970

Deduct stock-based employee
compensation expense determined
under fair value based method
for all awards, net of tax	235	31

Pro forma net income	$2,932	$2,939

Net income per share:
Reported
Basic	$0.23	$0.23

Diluted	$0.22	$0.21

Pro forma
Basic	$0.21	$0.22

Diluted	$0.20	$0.21

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used for options granted in 2004 and 2003 included no dividend yield for the periods, expected volatility of approximately 60% and 55% for 2004 and 2003, respectively, a risk-free interest rate of approximately 1.92% and 1.36% for 2004 and 2003, respectively, and an option duration of 3.5 and 4.1 years for 2004 and 2003, respectively.

Recently Issued Accounting Pronouncements — Consolidation of Variable Interest Entities — In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued FIN No. 46 (Revised) (“FIN 46-R”) to address certain implementation issues. This interpretation clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements for companies that have interests in entities that are Variable Interest Entities (“VIE”) as defined under FIN 46. According to this interpretation, if a company has an interest in a VIE and is at risk for a majority of the VIE’s losses or receives a majority of the VIE’s expected gains it shall consolidate the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation was effective no later than the end of the first interim or reporting period ended March 31, 2004, except for those VIE’s that are considered to be special purpose entities, for which the effective date was no later than the end of the first interim period or reporting period ending after December 15, 2003. The adoption of the provisions of this interpretation by the Company did not have a material effect on its consolidated financial position or results of operations.

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

Financial Instruments — In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim financial reporting period after June 15, 2003. The Company adopted the provisions of SFAS No. 150 on July 1, 2003. The adoption of this standard by the Company did not have a material effect on its consolidated financial position or results of operations.

3. COMMITMENTS AND CONTINGENCIES

a.	Litigation — DSI Toys. During 2003, the Company’s subsidiary, Summit Media served as the media buying agency for DSI Toys, Inc. (“DSI”). On October 17, 2003, DSI filed a voluntary petition under Chapter 7 of the Bankruptcy Law in the United States Bankruptcy Court for the Southern District of Texas. In January 2004, the Trustee for the bankruptcy estate of DSI (the “Trustee”) sent a letter to Summit Media alleging that DSI made payments to Summit Media totaling $1,159 (the “Amount”) during the ninety (90) day period prior to the DSI’s bankruptcy filing and asserting that such payments constituted avoidable preference payments. The Trustee formally demanded that Summit Media repay the Amount to the Trustee. The Company believes it has meritorious defenses to this claim. The Amount paid to Summit Media was not a payment with respect to an antecedent debt, but rather payment by DSI to Summit Media for certain DSI advertising in advance of the broadcast of such DSI advertising. The Company intends to vigorously defend its position.

The Company, from time to time, is involved in litigation arising in the ordinary course of its business. The Company does not believe that such litigation will, individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial position or results of its operations.

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

The Company has deferred all amounts received under the contract, and recognizes revenue as the Current Music Assets and Future Music Assets generate revenue over the contract term. Notwithstanding the foregoing, as of the date that the Company has delivered all of the Future Music Assets required under the contract, any portion of the $5,000 that remains deferred and not recognized, will be recognized as revenue. Pursuant to the above, the Company recognized revenue of $152 and $104 for the three months ended March 31, 2004 and 2003, respectively. The Company has included $2,894 and $3,046 as deferred revenue on the accompanying consolidated balance sheets as of March 31, 2004 and December 31, 2003, respectively.

Home Video – On various dates since May 2002, 4Kids Home Video has entered into agreements with an unaffiliated third party home video distributor (the “Video Distributor”), pursuant to which 4Kids Home Video provides ongoing advertising, marketing and promotional services with respect to certain home video titles, that are owned or controlled by the Company and which are distributed in the U.S. and Canada by the Video Distributor. The Video Distributor has paid the Company advances of $3,300 against 4Kids Home Video’s share of the distribution and service fee proceeds to be realized by 4Kids Home Video from such titles. Pursuant to the above agreements, the Company recognized revenue of $111 and $335 for the three months ended March 31, 2004 and 2003, respectively. The Company has included $289 and $400 as deferred revenue on the accompanying consolidated balance sheets as of March 31, 2004 and December 31, 2003, respectively.

8

Other Agreements — In addition, the Company has entered into other agreements for properties and advertising time on the Fox Box in which the Company has received certain advances and/or minimum guarantees. Accordingly, as of March 31, 2004 and December 31, 2003 the unearned portion of these advances and guaranteed payments were $4,444 and $4,624, respectively, and are included in deferred revenue on the accompanying consolidated balance sheets.

c.	Master Toy Licensee — 4Kids Licensing, is the exclusive Merchandise Licensing Agent for the “Pokémon” property outside Asia. The master toy licensee (“Licensee”) for the “Pokémon” property and The Pokémon Company LLC, (the assignee of certain rights and obligations of Nintendo of America Inc. with respect to the “Pokémon” property) entered into a master toy license agreement (the “Agreement”) effective January 1, 2001.

Under the terms of the Agreement, Licensee was required to pay a minimum royalty for the period from January 1, 2001 to December 31, 2003. Since all of the conditions under the Agreement were met and the full amount of the minimum guaranteed royalties were payable by the Licensee, the Company earned $7,500 over the period of the Agreement. For the three months ended March 31, 2003, the Company earned royalties relating to the Agreement of $2,500. During 2003, the Agreement was amended extending the term to December 31, 2006.

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

The agreement provided for 50% of the fee for the first broadcast season to be paid within ten days of the execution of the short form agreement in February 2002, with the balance of the fee for the first broadcast season payable in four equal installments in September 2002, December 2002, February 2003 and April 2003. The fee for each subsequent broadcast year is payable 50% in the June preceding the beginning of the broadcast year (which begins in September) with the balance of the fee for the broadcast year to be paid in four equal installments in September, December, February and April. All payments required to be made on or prior to May 10, 2004 have been made. Additionally, the agreement requires the Company to establish a $25,000 letter of credit for the benefit of Fox, which letter of credit may be reduced by the Company as installments of the final year’s fee are paid. As of March 31, 2004, the Company had received a commitment from a bank for the letter of credit, but the letter of credit had not been issued pending completion of the long form agreement with Fox. Upon the issuance of the letter of credit, the Company will grant a security interest in its cash balances to the issuing bank to secure the amount of such letter of credit and will appropriately disclose these amounts as restricted cash in its consolidated financial statements.

The cost of the Fox Box is capitalized and amortized over each broadcast season based on estimated advertising revenue for the related broadcast season. The Company recorded amortization expense of $5,145 and $5,010 for the three months ended March 31, 2004 and 2003, respectively. During 2004, the Company has paid Fox and certain affiliates $3,365, attributable to the second year’s broadcast fee and during 2003, the Company paid $6,328 and $19,506 attributable to the first and second year’s broadcast fee, respectively. The unamortized portion of these fees of $6,908 and $8,688 are included in “Prepaid Fox broadcast fee” on the accompanying consolidated balance sheets as of March 31, 2004 and December 31, 2003, respectively.

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

9

As of March 31, 2004, the minimum guaranteed payment obligations under the Fox broadcast agreement are as follows:

Year ending December 31,	Amount
2004	$22,148
2005	25,312
2006	6,326

Total	$53,786

The Company’s ability to recover the cost of its fee payable to Fox will depend on the popularity of the television programs the Company broadcasts on the Fox Box and the general market demand and pricing of advertising time for Saturday morning children’s broadcast television. The popularity of such programs impacts audience levels and the level of the network advertising rates that the Company can charge. Additionally, the success of merchandise licensing programs and international broadcast licenses and home video sales based on such television programs broadcast on the Fox Box is dependent on consumer acceptance of the properties. If the Company estimates that it will be unable to generate sufficient future revenue from advertising sales, home video sales and merchandising licensing at levels to cover the cost of its contractual obligation to Fox, the Company would record a charge to earnings to reflect an expected loss on the Fox agreement in the period in which the deficiency or factors affecting the recoverability of the fee payable become known. The Company will be required to make certain assumptions and estimates about future events such as advertising rates and audience viewing levels in evaluating its ability to recover the cost of the Fox fee. Such estimates and assumptions are subject to market forces and factors beyond the control of the Company and are inherently subject to change.

There can be no assurance that the Company will be able to recover the full cost of the Fox fee and in the event it cannot, it would record the resulting charge to earnings to reflect an expected loss on the Fox fee, which could be significant.

e.	Contractual Arrangements — During the normal course of business, the Company may enter into various agreements with third parties to license, acquire, distribute, broadcast, develop and/or promote properties. The terms of these agreements will vary based on the services and/or properties included within the agreement, as well as, geographic restrictions, duration, property and exploitation condition and results of operations.

f.	Stock Purchases — On November 25, 2003, the Company announced that its Board of Directors had authorized the Company to purchase up to 750,000 shares of its common stock in the open market or through negotiated prices from time-to-time through December 31, 2004. Such purchases are to be made out of the Company’s surplus. As of March 31, 2004, the Company had purchased 10,000 shares at an average price of $22.16 per share under the authorization. Subsequent to March 31, 2004, the Company purchased an additional 140,000 shares at an average price of $23.83 per share.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company’s Television and Film Production/ Distribution segment recorded inter-segment revenues and the Company’s Advertising Media and Broadcast segment recorded inter-segment charges related to the estimated acquisition costs of episodic television series for broadcast. In the opinion of management, such acquisition costs represent the estimated fair value which would have been incurred in a transaction between unaffiliated third parties on an arms length basis. All inter-segment transactions have been eliminated in consolidation.

	Licensing	Advertising Media and Broadcast	TV and Film Production/ Distribution	Total
Three Months Ended March 31,
2004:
Net revenues from external customers	$11,356	$4,727	$6,384	$22,467
Amortization of television
and film costs and Fox
broadcast fee	--	5,145	1,849	6,994
Segment profit (loss)	6,620	(2,416)	1,077	5,281
Segment assets	169,524	14,243	20,837	204,604
Interest income	280	5	--	285

Three Months Ended March 31,
2003:
Net revenues from external customers	$11,261	$4,123	$5,594	$20,978
Amortization of television
and film costs and Fox
broadcast fee	--	5,010	2,106	7,116
Segment profit (loss)	7,524	(3,340)	766	4,950
Segment assets	126,184	15,627	20,974	162,785
Interest income	317	7	--	324

Additionally, through the Company’s London office and network of international subagents, which allow it to license its properties throughout the world, the Company recognized net revenue from international sources primarily in Europe, of $2,447 and $2,692 for the three months ended March 31, 2004 and 2003, respectively.

_________________

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
                  (In thousands of dollars unless otherwise specified)

General

The Company receives revenues from a number of sources, principally Licensing, Advertising Media and Broadcast and Television and Film Production/Distribution. The Company typically derives a substantial portion of its licensing revenues from a small number of properties, which properties usually generate revenues only for a limited period of time. Because the Company’s licensing revenues are highly subject to the changing trends in the toy, game and entertainment business, its licensing revenues from year to year from particular sources are subject to dramatic increases and decreases. It is not possible to precisely anticipate the length of time a property will be commercially successful, if at all. Popularity of properties can vary from months to years. As a result, the Company’s revenues and net income may fluctuate significantly between comparable periods. The Company’s licensing revenues have historically been derived primarily from the license of toy and game concepts. Thus, a substantial portion of the Company’s revenues and net income are subject to the seasonal variations of the toy and game industry. Typically, a majority of toy orders are shipped in the third and fourth calendar quarters. In addition, the Company’s media buying subsidiary provides media services to a significant number of toy and video game companies which place a substantial portion of their overall annual advertising in the fourth quarter. The Company recognizes revenue from the sale of advertising time related to its lease of the Fox Saturday morning television block as more fully described in Note 2 to the Company’s consolidated financial statements. In view of the increased demand for commercial time on the Fox Box by children’s advertisers for the holiday season, the Company’s advertising sales subsidiary sells advertising time at higher rates in the fourth quarter generally resulting in higher advertising revenues for the fourth quarter. As a result, much of these subsidiaries’ revenues are earned in the fourth quarter when the majority of toy and video game advertising occurs. In the Company’s usual experience for many of the reasons stated above, the Company’s revenues during the second half of the year have generally been greater than during the first half of the year. The Company’s revenues in the most recent fiscal years have been heavily influenced by popularity trends of “Yu-Gi-Oh!", “Pokémon” and “Teenage Mutant Ninja Turtles” properties and advertising revenue derived from the sale of commercial time on the Fox Box which is typically sold with a guaranteed audience delivery. Further, revenue fluctuations result from guarantee and minimum royalty payments occurring throughout the year, some of which are recognized as revenue upon the execution and delivery of license agreements.

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company continually evaluates the policies and estimates it uses to prepare its consolidated financial statements. In general, management’s estimates and assumptions are based on historical experience, known trends or events, information from third-party professionals and other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making the judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

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

Film and Television Costs

Film and television costs -   In accordance with Statement of Position No. 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2”), management’s judgment is required, as it relates to total revenues to be received and costs to be incurred throughout the life of each program or its license period, to determine the amortization of capitalized film and television programming costs associated with revenues earned and any fair value adjustments.

Film and television programming costs are amortized in the consolidated statements of income in the direct proportion that revenues currently recognized bears to management’s estimate of total future revenues to be received throughout the life of each motion picture or television program. Estimates of revenues are reviewed and reassessed periodically on a title-by-title basis.

Fox Broadcast Fee

Fox Broadcast Agreement – The Company leases the Saturday morning programming block, known as the Fox Box, from Fox. The cost of the Fox Box has been and will be capitalized and amortized over the broadcast season based on estimated advertising revenue. In developing future estimated revenues, the Company has made certain assumptions with regard to the anticipated popularity of the television programs the Company broadcasts on the Fox Box and the general market demand and pricing of advertising time for Saturday morning children’s broadcast television. The popularity of such programs impacts audience levels and the level of the network advertising rates that the Company can charge. These estimates are based on historical trends, as well as the Company’s subjective judgment of future customer demand and acceptance of its television programming. Differences may result in the amount and timing of revenue for any period if actual performance varies from the Company’s estimates. See Note 3 of the Notes to the Company’s consolidated financial statements for a detailed discussion of the Fox broadcast agreement.

Recently Issued Accounting Pronouncements

Recently Issued Accounting Pronouncements — Consolidation of Variable Interest Entities — On January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued FIN No. 46 (Revised) (“FIN 46-R”) to address certain implementation issues. This interpretation clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements for companies that have interests in entities that are Variable Interest Entities (“VIE”) as defined under FIN 46. According to this interpretation, if a company has an interest in a VIE and is at risk for a majority of the VIE’s losses or receives a majority of the VIE’s expected gains it shall consolidate the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation was effective no later than the end of the first interim or reporting period ended March 31, 2004, except for those VIE’s that are considered to be special purpose entities, for which the effective date was no later than the end of the first interim period or reporting period ending after December 15, 2003. The adoption of the provisions of this interpretation by the Company did not have a material effect on its consolidated financial position or results of operations.

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

        Financial Instruments — In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim financial reporting period after June 15, 2003. The Company adopted the provisions of SFAS No. 150 on July 1, 2003. The adoption of this standard by the Company did not have a material effect on its consolidated financial position or results of operations.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenues for the three months ended March 31, 2004 and 2003.

	2004	2003
Net Revenues	100%	100%

Selling, general & administrative	38%	35%
Production service costs	9%	9%
Amortization of television
and film costs and Fox broadcast fee	31%	34%

Total Costs and Expenses	78%	78%

Income from Operations	22%	22%
Interest income	1%	1%

Income before income taxes	23%	23%
Income taxes	9%	9%

Net Income	14%	14%

Three months ended March 31, 2004 as compared to three months ended March 31, 2003

Revenues

Revenues for the three months ended March 31, 2004 and 2003, by reportable segment and for the Company as a whole, were as follows:

	2004	2003	$ Change	% Change
Licensing	$11,356	$11,261	$95	1%
Advertising Media & Broadcast	4,727	4,123	604	15%

Television and Film Production/Distribution	6,384	5,594	790	14%

Total	$22,467	$20,978	$1,489	7%

The increase in consolidated net revenues for the three months ended March 31, 2004 was due to a number of factors. In the Licensing segment, “Yu-Gi-Oh!” continues to be the largest contributor as the sustained popularity of this property has continued through the first quarter of 2004. In addition, licensing revenue for “Teenage Mutant Ninja Turtles”, “Cabbage Patch Kids”, “American Kennel Club” and “The Dog” properties, which increased significantly in 2004 as compared to 2003, was offset by decreased revenue from the master toy license on the “Pokémon” property. In the Advertising Media and Broadcast segment, the increase in net revenues was primarily due to sales of advertising on the Company’s Foxbox.tv websites and home videos. In the Television and Film Production/Distribution segment, increased production service revenue was earned for work performed on the “Teenage Mutant Ninja Turtles” television programs in 2004 compared to 2003. Additionally, revenue for the three months ended March 31, 2004 in this segment increased primarily from home video and international broadcast agreements for the “Yu-Gi-Oh!” and “Teenage Mutant Ninja Turtles” television programs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 16%, or $1,198 to $8,514 for the three months ended March 31, 2004, when compared to the same period in 2003, primarily due to increased production and selling expenses associated with the Company’s international television broadcast operation, which were partially offset by a reduction in advertising and promotional costs that the Company incurred in 2003 to support the launch of several new programs that premiered on the Fox Box.

Production Service and Capitalized Film Costs

Production service and capitalized film costs for the three months ended March 31, 2004 and 2003 were as follows:

	2004	2003	$ Change	% Change
Production Service Costs	$1,963	$1,920	$43	2%
Amortization of Television and Film Costs	1,849	2,106	(257)	(12%)

The increase in production service costs during 2004 was primarily attributable to certain television production costs related to the “Teenage Mutant Ninja Turtles” television program for which the Company incurs production costs that are billed in part to the property owners. When the Company expects to be reimbursed for production costs, the Company categorizes them as production service costs and reflects a corresponding amount in revenue for the amount billed back to the property owners.

As of March 31, 2004, there was $8,870 of capitalized film production costs in the Company’s consolidated balance sheets relating primarily to various stages of production on 295 episodes of animated programming. The decrease in amortization of capitalized film costs during 2004 was the result of actual revenue earned during the period versus the prior period, as well as estimates of future revenues for programs broadcast on the Fox Box and the “Yu-Gi-Oh!” television programs. Based on management’s ultimate revenue estimates as of March 31, 2004, approximately 64% of the total completed and unamortized film and television costs are expected to be amortized during 2004, and over 85% of the total completed and unamortized film and television costs are expected to be amortized during the next three years.

Fox Broadcast Fee

Amortization of the Fox broadcasting fee increased 3%, or $135 to $5,145 for the three months ended March 31, 2004, as compared to the same period in 2003. The increase is a result of advertising revenue earned during the period based on estimated advertising for the applicable broadcast season. The annual fee paid to Fox and certain affiliates is capitalized and amortized during each broadcast year. During the first quarter of 2004, the Company had paid Fox and certain affiliates $3,365, attributable to the second year’s broadcast fee and during 2003, the Company had paid $6,328 and $19,506 attributable to the first and second year’s broadcast fees, respectively. The unamortized portion of these fees of $6,908 and $8,688, are included in “Prepaid Fox broadcast fee” on the Company’s consolidated balance sheets as of March 31, 2004 and December 31, 2003, respectively.

In addition to advertising revenues, the operating costs of 4Kids Ad Sales, Inc. and the amortization of the Fox broadcast fee, the overall impact of the Fox Box on the Company’s results of operations includes:

                i)     revenues generated from merchandise licensing, international broadcasting rights licensing, home                        videos and music publishing of Fox Box properties, and

                ii)     production and acquisition costs associated with the television programs broadcast on the Fox                         Box.

The ability of the Company to further develop its merchandising, international broadcast licenses, home video and music publishing revenue streams was a significant component of its evaluation to lease the Fox Box programming block.

Interest Income

Interest income decreased 12%, or $39 to $285 for the three months ended March 31, 2004, as compared to the same period in 2003, as a result of the declining interest rate environment, partially offset by higher average cash balances invested.

Income Tax Expense

Income tax expense increased 7%, or $134 to $2,114 for the three months ended March 31, 2004, as compared to the same period in 2003, due to higher pre-tax income. The Company’s effective tax rate remained relatively consistent at approximately 40% for both 2004 and 2003.

Net Income

As a result of the above, the Company had net income for the three months ended March 31, 2004 of $3,167, as compared to net income for the same period in 2003 of $2,970.

Liquidity and Capital Resources

Financial Position

Cash and cash equivalents and short-term investments as of March 31, 2004 and December 31, 2003 were as follows:

	2004	2003	$ Change
Cash and cash equivalents	$123,854	$95,136	$28,718
Investments	16,538	24,443	(7,905)

	$140,392	$119,579	$20,813

During the three months ended March 31, 2004, the Company’s cash and cash equivalents and short-term investment balances increased by $20,813 to $140,392, primarily as a result of collecting seasonally high fourth quarter accounts receivable, and increases in due to licensors, which represent the licensor’s share of royalties collected for the fourth quarter, accounts payable and accrued expenses.

Sources and Uses of Cash

Cash flows for the three months ended March 31, 2004 and 2003 were as follows:

Sources	2004	2003	$ Change
Operating activities	$20,924	$10,629	$10,295
Investing activities	7,693	(3,725)	11,418
Financing activities	(87)	--	(87)

Working capital, consisting of current assets less current liabilities, was $135,617 as of March 31, 2004 and $137,929 as of December 31, 2003.

As of March 31, 2004, the Company had $8,197 invested primarily in short-term government obligations. During 2004, the Company purchased property and equipment of $212, which was comprised primarily of computer and television production equipment and leasehold improvements, as compared to purchases of property and equipment of $183 in 2003. Purchases of property and equipment in 2004 are expected to be comparable to that of 2003.

Cash flows from financing activities were generated by proceeds from the exercise of stock options by the Company’s employees. On November 25, 2003, the Company announced that its Board of Directors had authorized the Company to purchase up to 750,000 shares of its common stock in the open market or through negotiated prices from time-to-time through December 31, 2004. Such purchases are to be made out of the Company’s surplus. As of March 31, 2004, the Company had purchased 10,000 shares at an average price of $22.16 per share under the authorization. Subsequent to March 31, 2004, the Company purchased an additional 140,000 shares at an average price of $23.83 per share.

During 2004, the Company’s improvement in its cash flow from operations was directly the result of strong consumer demand for a small number of its licensed properties.  While the Company strives to further diversify its revenue streams, management remains cognizant of changing trends in the toy, game and entertainment business and the difficulty in predicting the length of time a property will be commercially successful.  As a result, the Company’s revenues, operating results and cash flow from operations may fluctuate significantly from period to period and present operating results are not necessarily indicative of future performance.

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

Contractual Commitments

The Company’s contractual obligations and commitments are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. As of March 31, 2004, the Company’s contractual obligations and commitments have not materially changed from December 31, 2003.

Forward Looking Information and Risk Factors That May Affect Future Results

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our stockholders. These “forward-looking” statements may relate to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, liquidity, and similar matters or to developments beyond our control, including changes in domestic or global economic conditions. Forward-looking statements are inherently subject to risks and uncertainties and are made on the basis of management’s views and assumptions as of the time the statements are made. There can be no assurance, however, that our expectations will necessarily come to pass. A variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed or anticipated in our forward-looking statements. The factors listed below are illustrative and other risks and uncertainties may arise as are or may be detailed from time to time in our public announcements and filings with the Securities and Exchange Commission.

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

If Alfred Kahn, the Chairman and CEO becomes unavailable due to death, disability or termination and an acceptable replacement for Mr. Kahn is not found within a specified period of time, or there is change of control of the Company resulting in a significant change of duties for Mr. Kahn.

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

Part II -OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(e)     Purchases of Equity Securities by the Issuer and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES

Period During 2004	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased Part of Publicly Announced Plans or Programs	Maximum Number of as Shares that May Yet Be Purchased Under the Plans or Programs (1)
Jan. 1 - Jan. 31	--	--	--	750,000

Feb. 1 - Feb. 29	--	--	--	750,000

March 1 - March 31	10,000	$22.16	10,000	740,000	(2)

Total	10,000	$22.16	10,000	740,000	(2)

(1)     On November 25, 2003, the Company announced that its Board of Directors had authorized the Company to purchase up to 750,000 shares of its common stock in the open market or through negotiated prices from time-to-time through December 31, 2004. Such purchases are to be made out of the Company’s surplus.

(2)     Subsequent to March 31, 2004 the Company purchased an additional 140,000 shares at an average price of $23.83 per share.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Joint Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Exhibits Reports on Form 8-K

(1)	The Registrant filed a Current Report on Form 8-K on March 15, 2004 in connection with the issuance of its press release announcing the financial results for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 10, 2004

4KIDS ENTERTAINMENT, INC.

By: /s/ Alfred R. Kahn

Alfred R. Kahn
Chairman of the Board,
Chief Executive Officer and
Director

By: /s/ Joseph P. Garrity

Joseph P. Garrity
Executive Vice President,
Treasurer, Principle Financial Officer,
Principle Accounting Officer and
Director

20