Form 10-Q
period 2004-06-30
4 KIDS ENTERTAINMENT INC
filed 2004-08-09
CIK 58592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

      At August 9, 2004, the number of shares outstanding of the Registrant’s common stock, par value $.01 per share, was 13,679,143.

4Kids Entertainment, Inc. and Subsidiaries

Table of Contents

Page #

Part I--FINANCIAL INFORMATION

Signatures	23

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2004 AND DECEMBER 31, 2003
(In thousands of dollars, except share data)

ASSETS	2004	2003
CURRENT ASSETS:	(Unaudited)
Cash and cash equivalents	$88,441	$95,136
Investments	28,899	24,443

Total cash and investments	117,340	119,579

Accounts receivable - net	23,011	37,143
Prepaid Fox broadcast fee, net of accumulated amortization
of $47,152 and $36,447 in 2004 and 2003, respectively	17,573	8,688
Prepaid income taxes	2,486	2,670
Prepaid expenses and other current assets	2,032	1,690
Deferred income taxes	475	--

Total current assets	162,917	169,770

PROPERTY AND EQUIPMENT - NET	3,215	3,350

OTHER ASSETS:
Accounts receivable - noncurrent, net	4,266	2,662
Investment in equity securities	726	726
Film and television costs - net	9,193	8,183
Deferred income taxes - noncurrent	3,370	2,575
Other assets - net	9,723	6,014

TOTAL ASSETS	$193,410	$193,280

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Due to licensors	$11,641	$11,835
Media payable	714	2,178
Accounts payable and accrued expenses	13,309	9,706
Deferred revenue	7,638	8,070
Deferred income taxes	--	52

Total current liabilities	33,302	31,841

DEFERRED RENT	987	952

Total liabilities	34,289	32,793

COMMITMENTS AND CONTINGENCIES (Note 3)
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value - authorized, 3,000,000 shares; none issued	--	--
Common stock, $.01 par value - authorized, 40,000,000 shares;
issued, 14,079,143 and 13,965,343 shares; outstanding, 13,679,143 and 13,965,343 shares in 2004 and 2003, respectively	141	140
Additional paid-in capital	55,118	52,798
Accumulated other comprehensive income	791	693
Retained earnings	112,066	106,856

	168,116	160,487
Less- cost of 400,000 treasury shares	8,995	--

	159,121	160,487

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$193,410	$193,280

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(In thousands of dollars, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
NET REVENUES	$22,097	$23,369	$44,564	$44,347

COSTS AND EXPENSES:
Selling, general and administrative	8,424	8,174	16,938	15,417
Production service costs	3,038	1,989	5,001	3,982
Amortization of television and film costs and
Fox broadcast fee	7,555	7,388	14,549	14,504

Total costs and expenses	19,017	17,551	36,488	33,903

INCOME FROM OPERATIONS	3,080	5,818	8,076	10,444
INTEREST INCOME	293	259	578	583

INCOME BEFORE INCOME TAXES	3,373	6,077	8,654	11,027
INCOME TAXES	1,330	2,432	3,444	4,412

NET INCOME	$2,043	$3,645	$5,210	$6,615

PER SHARE AMOUNTS:
Basic earnings per common share	$0.15	$0.28	$0.38	$0.50

Diluted earnings per common share	$0.14	$0.26	$0.36	$0.47

Weighted average common shares
outstanding - basic	13,794,353	13,139,981	13,880,984	13,137,450

Weighted average common shares
outstanding - diluted	14,493,824	13,987,627	14,608,084	13,943,629

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(In thousands of dollars)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,210	$6,615
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	665	616
Amortization of television and film costs and Fox broadcast fee	14,549	14,504
Provision for doubtful accounts	30	253
Deferred income taxes	(1,322)	(1,037)
Tax benefit on exercise of stock options	1,127	71
Changes in operating assets and liabilities:
Accounts receivable	12,498	9,370
Film and television costs	(4,854)	(5,597)
Prepaid income taxes	184	927
Prepaid Fox broadcast fee	(19,590)	(18,985)
Prepaid expenses and other current assets	(342)	(1,998)
Other assets - net	(3,709)	(1,734)
Due to licensors	(194)	(676)
Media payable	(1,464)	(4,213)
Accounts payable and accrued expenses	3,603	266
Income taxes payable	--	--
Deferred revenue	(432)	2,075
Deferred rent	35	119

Net cash provided by operating activities	5,994	576

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investments	20,276	13,619
Purchase of investments	(24,732)	(30,062)
Purchase of property and equipment	(530)	(405)

Net cash used in investing activities	(4,986)	(16,848)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,194	256
Purchase of treasury shares	(8,995)	--

Net cash used in financing activities	(7,801)	256

EFFECTS OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS	98	38

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,695)	(15,978)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	95,136	78,712

CASH AND CASH EQUIVALENTS, END OF PERIOD	$88,441	$62,734

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Income Taxes	$2,919	$4,300

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands of dollars, except share and per share data)

1. DESCRIPTION OF BUSINESS

4Kids Entertainment, Inc. (the “Company”), together with the subsidiaries through which the Company’s businesses are conducted (the “Company”), is a diversified entertainment and media company specializing in the youth oriented market with operations in the following business segments: (i) Licensing, (ii) Advertising Media and Broadcast, (iii) Television and Film Production/Distribution.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The consolidated financial statements, except for the December 31, 2003 consolidated balance sheet, are unaudited. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2004 and December 31, 2003 and the results of operations for the three and six months ended June 30, 2004 and 2003 and cash flows for the six months ended June 30, 2004 and 2003. Because of the inherent seasonality and changing trends of the toy, game, entertainment and advertising industries, operating results for the Company on a quarterly basis may not be indicative of operating results for the full year.

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

Prepaid Fox Broadcast Fee — The Company has capitalized the broadcast fee paid to Fox and amortized the amount over the broadcast season based on estimated advertising revenue. During the six months ended June 30, 2004, the Company has paid Fox and certain affiliates $6,934 and $12,656 attributable to the second and third year’s broadcast fees, respectively, and during calendar year 2003, the Company had paid Fox and certain affiliates $6,328 and $19,506 attributable to the first and second year’s broadcast fees, respectively. The unamortized portion of these fees of $17,573 and $8,688 are included in “Prepaid Fox broadcast fee” on the accompanying consolidated balance sheets as of June 30, 2004 and December 31, 2003, respectively.

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

Reclassifications — Certain amounts for the prior period have been reclassified to conform to the current period’s presentation.

Translation of Foreign Currency — In accordance with SFAS No. 130, Reporting Comprehensive Income (“SFAS No. 130”), the Company classifies items of other comprehensive income by their nature in the financial statements and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet. The assets and liabilities of the Company’s foreign subsidiary, 4Kids International have been recorded in their local currency and translated to U.S. dollars using period-end exchange rates. Income and expense items have been translated at the average rate of exchange prevailing during the period. Any adjustment resulting from translating the financial statements of the foreign subsidiary is reflected as “other comprehensive income”. Comprehensive income for the three and six months ended June 30, 2004 was $1,953 and $5,308, respectively, which included translation adjustments of ($90) and $98 for the respective periods. Comprehensive income for the three and six months ended June 30, 2003 was $3,720 and $6,653, respectively, which included translation adjustments of $75 and $38 for the respective periods

Stock-Based Compensation — SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. The Company has chosen to account for stock-based compensation awards to employees under APB No. 25, “Accounting for Stock Issued to Employees,” and its interpretation, FASB Interpretation No. (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25.”

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income as reported	$2,043	$3,645	$5,210	$6,615
Deduct stock-based employee compensation
expense determined under fair value based
method for all awards, net of tax	2,297	1,204	2,532	1,235

Pro forma net income (loss)	$(254)	$2,441	$2,678	$5,380

Net income (loss) per share:
Reported
Basic	$0.15	$0.28	$0.38	$0.50

Diluted	$0.14	$0.26	$0.36	$0.47

Pro forma
Basic	$(0.02)	$0.19	$0.19	$0.41

Diluted	$(0.02)	$0.17	$0.18	$0.39

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used for options granted in 2004 and 2003 included no dividend yield for the periods, expected volatility of approximately 58% and 60% for 2004 and 2003, respectively, a risk-free interest rate of approximately 2.06% and 1.92% for 2004 and 2003, respectively, and an option duration of 3.7 and 3.5 years for 2004 and 2003, respectively.

Recently Issued Accounting Pronouncements — Consolidation of Variable Interest Entities — In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued FIN No. 46 (Revised) (“FIN 46-R”) to address certain implementation issues. This interpretation clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements for companies that have interests in entities that are Variable Interest Entities (“VIE”) as defined under FIN 46. According to this interpretation, if a company has an interest in a VIE and is at risk for a majority of the VIE’s losses or receives a majority of the VIE’s expected gains it shall consolidate the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation was effective no later than the end of the first interim or reporting period ended June 30, 2004, except for those VIE’s that are considered to be special purpose entities, for which the effective date was no later than the end of the first interim period or reporting period ending after December 15, 2003. The adoption of the provisions of this interpretation by the Company did not have a material effect on its consolidated financial position or results of operations.

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

3. COMMITMENTS AND CONTINGENCIES

a.

Litigation — DSI Toys. During 2003, the Company’s subsidiary, Summit Media served as the media buying agency for DSI Toys, Inc. (“DSI”). On October 17, 2003, DSI filed a voluntary petition under Chapter 7 of the Bankruptcy Law in the United States Bankruptcy Court for the Southern District of Texas. In January 2004, the Trustee for the bankruptcy estate of DSI (the “Trustee”) sent a letter to Summit Media alleging that DSI made payments to Summit Media totaling $1,159 (the “Amount”) during the ninety (90) day period prior to DSI’s bankruptcy filing and asserting that such payments constituted avoidable preference payments. The Trustee formally demanded that Summit Media repay the Amount to the Trustee. The Trustee filed suit against Summit Media on May 6, 2004 to seek to recover the Amount. The Company believes it has meritorious defenses to this claim. The Amount paid to Summit Media was not a payment with respect to an antecedent debt, but rather payment by DSI to Summit Media for certain DSI advertising in advance of the broadcast of such DSI advertising. The Company intends to vigorously defend its position.

The Company, from time to time, is involved in litigation arising in the ordinary course of its business. The Company does not believe that such litigation will, individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial position or results of its operations.

b.

Deferred Revenue — Music Publishing — In July 2002, 4Kids Music granted a right to receive a 50% interest in the Company’s net share of the music revenues from currently existing music produced by the Company for its television programs (excluding Pokémon)(“Current Music Assets”) to an unaffiliated third party in an arms length transaction for $3,000. Further, the Company agreed to grant a right to receive a 50% interest in the Company’s net share of music revenues from future music to be produced by the Company for its television programs (excluding Pokémon) (” Future Music Assets”) to the same third party for $2,000. In consideration of the grant of Future Music Assets, the Company received $750 in each of June 2003 and 2004 and will receive $500 in June 2005.

The Company has deferred all amounts received under the contract, and recognizes revenue as the Current Music Assets and Future Music Assets generate revenue over the contract term. Notwithstanding the foregoing, as of the date that the Company has delivered all of the Future Music Assets required under the contract, any portion of the $5,000 that remains deferred and not recognized, will be recognized as revenue. Pursuant to the above, the Company recognized revenue of $143 and $295 for the three and six months ended June 30, 2004, respectively, and $175 and $279 for the three and six months ended June 30, 2003, respectively. The Company has included $3,501 and $3,046 as deferred revenue on the accompanying consolidated balance sheets as of June 30, 2004 and December 31, 2003, respectively.

8

Home Video – On various dates since May 2002, 4Kids Home Video, has entered into agreements with an unaffiliated third party home video distributor (the “Video Distributor”), pursuant to which 4Kids Home Video provides ongoing advertising, marketing and promotional services with respect to certain home video titles, that are owned or controlled by the Company and which are distributed in the U.S. and Canada by the Video Distributor. The Video Distributor has paid the Company advances of $3,670 ($370 during the six months ended June 30, 2004) against 4Kids Home Video’s share of the distribution and service fee proceeds to be realized by 4Kids Home Video from such titles. Pursuant to the above agreements, the Company recognized revenue of $72 and $183 for the three and six months ended June 30, 2004, respectively, and $252 and $587 for the three and six months ended June 30, 2003, respectively. The Company has included $587 and $400 as deferred revenue on the accompanying consolidated balance sheets as of June 30, 2004 and December 31, 2003, respectively.

Other Agreements — In addition, the Company has entered into other agreements for various properties and advertising time on the Fox Box in which the Company has received certain advances and/or minimum guarantees. Accordingly, as of June 30, 2004 and December 31, 2003 the unearned portion of these advances and guaranteed payments were $3,550 and $4,624, respectively, and are included in deferred revenue on the accompanying consolidated balance sheets.

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

Under the terms of the Agreement, Licensee was required to pay a minimum royalty for the period from January 1, 2001 to December 31, 2003. Since all of the conditions under the Agreement were met and the full amount of the minimum guaranteed royalties were payable by the Licensee, the Company earned $7,500 over the period of the Agreement. For the three and six months ended June 30, 2003, the Company earned royalties relating to the Agreement of $0 and $2,500, respectively. During 2003, the Agreement was amended extending the term to December 31, 2006.

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

The agreement provided for 50% of the fee for the first broadcast season to be paid within ten days of the execution of the short form agreement in February 2002, with the balance of the fee for the first broadcast season to be paid in four equal installments in September 2002, December 2002, February 2003 and April 2003. The fee for each subsequent broadcast year is payable 50% in the June preceding the beginning of the broadcast year (which begins in September) with the balance of the fee for the broadcast year payable in four equal installments in September, December, February and April. All payments required to be made on or prior to August 10, 2004 have been made. Additionally, the agreement requires the Company to establish a $25,000 letter of credit for the benefit of Fox, which letter of credit may be reduced by the Company as installments of the final year’s fee are paid. As of June 30, 2004, the Company had received a commitment from a bank for the letter of credit, but the letter of credit had not been issued pending completion of the long form agreement with Fox. Upon the issuance of the letter of credit, the Company will grant a security interest in its cash balances to the issuing bank to secure the amount of such letter of credit and will appropriately disclose these amounts as restricted cash in its consolidated financial statements.

The cost of the Fox Box is capitalized and amortized over each broadcast season based on estimated advertising revenue for the related broadcast season. The Company recorded amortization expense of $5,560 and $10,705 for the three and six months ended June 30, 2004, respectively, and $5,659 and $10,669 for the three and six months ended June 30, 2003, respectively. During 2004, the Company has paid Fox and certain affiliates $6,934 and $12,656, attributable to the second and third year’s broadcast fees, respectively, and during calendar year 2003, the Company paid $6,328 and $19,506 attributable to the first and second year’s broadcast fee, respectively. The unamortized portion of these fees of $17,573 and $8,688 are included in “Prepaid Fox broadcast fee” on the accompanying consolidated balance sheets as of June 30, 2004 and December 31, 2003, respectively.

9

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

As of June 30, 2004, the minimum guaranteed payment obligations under the Fox broadcast agreement are as follows:

Year ending December 31,	Amount
2004	$6,328
2005	25,312
2006	6,328

Total	$37,968

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

f.

Stock Purchases — On November 25, 2003, the Company announced that its Board of Directors had authorized the Company to purchase up to 750,000 shares of its common stock in the open market or through negotiated prices from time-to-time through December 31, 2004. Such purchases are to be made out of the Company’s surplus. As of June 30, 2004, the Company had purchased 400,000 shares at an average price of $22.49 per share under the authorization. Subsequent to June 30, 2004, no additional shares were purchased by the Company.

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

	Licensing	Advertising Media and Broadcast	TV and Film Production/ Distribution	Total
Three Months Ended June 30,
2004:
Net revenues from external customers	$9,667	$4,365	$8,065	$22,097
Amortization of television
and film costs and Fox
broadcast fee	--	5,560	1,995	7,555
Segment profit (loss)	5,870	(3,275)	778	3,373
Interest income	288	4	--	293

2003:
Net revenues from external customers	$12,805	$4,108	$6,456	$23,369
Amortization of television
and film costs and Fox
broadcast fee	--	5,659	1,729	7,388
Segment profit (loss)	8,335	(3,841)	1,583	6,077
Interest income	254	5	--	259

Six Months Ended June 30,
2004:
Net revenues from external customers	$21,022	$9,093	$14,449	$44,564
Amortization of television
and film costs and Fox
broadcast fee	--	10,705	3,844	14,549
Segment profit (loss)	12,490	(5,692)	1,856	8,654
Segment assets	148,126	23,113	22,171	193,410
Interest income	568	10	--	578

2003:
Net revenues from external customers	$24,066	$8,231	$12,050	$44,347
Amortization of television
and film costs and Fox
broadcast fee	--	10,669	3,835	14,504
Segment profit (loss)	15,859	(7,181)	2,349	11,027
Segment assets	118,904	23,626	23,965	166,495
Interest income	531	12	--	583

Additionally, through the Company’s London office and network of international subagents, which allow it to license its properties throughout the world, the Company recognized net revenue from international sources primarily in Europe, of $2,617 and $5,064 for the three and six months ended June 30, 2004, respectively, and $1,028 and $3,720 for the three and six months ended June 30, 2003, respectively.

**************

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
                  (In thousands of dollars unless otherwise specified)

General

The Company receives revenues from a number of sources, principally the Licensing, Advertising Media and Broadcast and Television and Film Production/Distribution reportable segments. The Company typically derives a substantial portion of its licensing revenues from a small number of properties, which properties usually generate revenues only for a limited period of time. Because the Company’s licensing revenues are highly subject to the changing trends in the toy, game and entertainment business, the Company’s licensing revenues from year to year from particular sources are subject to dramatic increases and decreases. It is not possible to precisely anticipate the length of time a property will be commercially successful, if at all. Popularity of properties can vary from months to years. As a result, the Company’s revenues and net income may fluctuate significantly between comparable periods. The Company’s licensing revenues have historically been derived primarily from the license of toy and game concepts. Thus, a substantial portion of the Company’s revenues and net income are subject to the seasonal variations of the toy and game industry and the decisions made by third parties regarding the timing of the release of licensed products and the questions of such licensed product to be released. Typically, a majority of toy orders are shipped in the third and fourth calendar quarters. In addition, Summit Media provides media buying services to a significant number of toy and video game companies which place a substantial portion of their overall annual advertising in the fourth quarter. The Company recognizes revenue from the sale of advertising time related to its lease of the Fox Saturday morning television block as more fully described in Note 2 to the Company’s consolidated financial statements. In view of the increased demand for commercial time on the Fox Box by children’s advertisers for the holiday season, the Company’s advertising sales subsidiary sells advertising time at higher rates in the fourth quarter generally resulting in higher advertising revenues for the fourth quarter. As a result, much of Summit Media’s and 4Kids Ad Sales revenues are earned in the fourth quarter when the majority of toy and video game advertising occurs. In the Company’s usual experience for many of the reasons stated above, the Company’s revenues during the second half of the year have generally been greater than during the first half of the year. The Company’s revenues in the most recent fiscal years have been heavily influenced by popularity trends of “Yu-Gi-Oh!", “Pokémon” and “Teenage Mutant Ninja Turtles” properties and advertising revenue derived from the sale of commercial time on the Fox Box which is typically sold with a guaranteed audience delivery. Further, revenue fluctuations result from guarantee and minimum royalty payments occurring throughout the year, some of which are recognized as revenue upon the execution and delivery of license agreements.

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

Fox Broadcast Fee

Fox Broadcast Agreement – The Company leases the Saturday morning programming block known as the Fox Box from Fox. The cost of the Fox Box has been and will be capitalized and amortized over the broadcast season based on estimated advertising revenue. In developing future estimated revenues, the Company has made certain assumptions with regard to the anticipated popularity of the television programs the Company broadcasts on the Fox Box and the general market demand and pricing of advertising time for Saturday morning children’s broadcast television. The popularity of such programs impacts audience levels and the level of the network advertising rates that the Company can charge. These estimates are based on historical trends, as well as the Company’s subjective judgment of future customer demand and acceptance of its television programming. Differences may result in the amount and timing of revenue for any period if actual performance varies from the Company’s estimates. See Note 3 of the Notes to the Company’s consolidated financial statements for a detailed discussion of the Fox broadcast agreement.

Recently Issued Accounting Pronouncements

Recently Issued Accounting Pronouncements — Consolidation of Variable Interest Entities — On January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued FIN No. 46 (Revised) (“FIN 46-R”) to address certain implementation issues. This interpretation clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements for companies that have interests in entities that are Variable Interest Entities (“VIE”) as defined under FIN 46. According to this interpretation, if a company has an interest in a VIE and is at risk for a majority of the VIE’s losses or receives a majority of the VIE’s expected gains it shall consolidate the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation was effective no later than the end of the first interim or reporting period ended June 30, 2004, except for those VIE’s that are considered to be special purpose entities, for which the effective date was no later than the end of the first interim period or reporting period ending after December 15, 2003. The adoption of the provisions of this interpretation by the Company did not have a material effect on its consolidated financial position or results of operations.

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

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenues for the three and six months ended June 30, 2004 and 2003.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Revenues	100%	100%	100%	100%

Selling, general & administrative	38%	35%	38%	35%
Production service costs	14%	8%	11%	9%
Amortization of television
and film costs and Fox broadcast fee	34%	32%	33%	32%

Total Costs and Expenses	86%	75%	82%	76%

Income from Operations	14%	25%	18%	24%
Interest income	1%	1%	1%	1%

Income before income taxes	15%	26%	19%	25%
Income taxes	6%	10%	7%	10%

Net Income	9%	16%	12%	15%

Three and six months ended June 30, 2004 as compared to three and six months ended June 30, 2003

Revenues

Revenues by reportable segment and for the Company as a whole, were as follows:

          For the three months ended June 30, 2004 and 2003

	2004	2003	$ Change	% Change
Licensing	$9,667	$12,805	$(3,138)	(25%)
Advertising Media & Broadcast	4,365	4,108	257	6%
Television and Film Production/Distribution	8,065	6,456	1,609	25%

Total	$22,097	$23,369	$(1,272)	(5%)

          For the six months ended June 30, 2004 and 2003

	2004	2003	$ Change	% Change
Licensing	$21,022	$24,066	$(3,044)	(13%)
Advertising Media & Broadcast	9,093	8,231	862	10%
Television and Film Production/Distribution	14,449	12,050	2,399	20%

Total	$44,564	$44,347	$217	1%

The changes in consolidated net revenues for the three and six months ended June 30, 2004, respectively, were due to a number of factors. In the Licensing segment, revenue for the “Teenage Mutant Ninja Turtles”, “Cabbage Patch Kids”, “American Kennel Club” and “The Dog” properties, increased significantly in 2004 as compared to 2003, but were offset by decreased revenue from particularly strong shipments of cards on the “Yu-Gi-Oh!” property during the second quarter of 2003 and the minimum guaranteed royalties recognized on the master toy license on the “Pokémon” property in the first quarter of 2003. “Yu-Gi-Oh!” continues to be the largest contributor in this segment. In the Advertising Media and Broadcast segment, the increase in net revenues was primarily due to sales of advertising time on the Fox Box and on the Company’s Foxbox.tv websites and home videos. In the Television and Film Production/Distribution segment, increased production service revenue was earned for work performed on the “Teenage Mutant Ninja Turtles” television programs and the “Yu-Gi-Oh!” movie in 2004, compared to 2003. Additionally, revenue for the three and six months ended June 30, 2004 in this segment, increased primarily from home video and international broadcast agreements for the “Yu-Gi-Oh!” and “Teenage Mutant Ninja Turtles” television programs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 3%, or $250 to $8,424 and 10%, or $1,521 to $16,938 for the three and six months ended June 30, 2004, respectively, when compared to the same periods in 2003, primarily due to increased production and selling expenses associated with the Company’s international television broadcast operation, which were partially offset by a reduction in advertising and promotional costs that the Company incurred in 2003 to support the launch of several new programs that premiered on the Fox Box.

Production Service and Capitalized Film Costs

Production service and capitalized film costs were as follows:

          For the three months ended June 30, 2004 and 2003

	2004	2003	$ Change	% Change
Production Service Costs	$3,038	$1,989	$1,049	53%
Amortization of Television and Film Costs	1,995	1,729	266	15%

          For the six months ended June 30, 2004 and 2003

	2004	2003	$ Change	% Change
Production Service Costs	$5,001	$3,982	$1,019	26%
Amortization of Television and Film Costs	3,844	3,835	9	0%

The increase in production service costs during 2004 was primarily attributable to certain television production costs related to the “Teenage Mutant Ninja Turtles” television program and the “Yu-Gi-Oh!” movie, scheduled to be released on August 13, 2004, for which the Company incurs production costs that are billed in part to the property owners and/or movie studios. When the Company is entitled to be paid for production costs, the Company categorizes them as production service costs and reflects a corresponding amount in revenue for the amount billed back to the property owners.

As of June 30, 2004, there was $9,193 of capitalized film production costs in the Company’s consolidated balance sheets relating primarily to various stages of production on 337 episodes of animated programming. The increase in amortization of capitalized film costs during 2004 was the result of an increase in the amount of capitalized television and film costs subject to amortization in 2004, substantially offset by the write-offs of various episodes of television programs during 2003. Based on management’s ultimate revenue estimates as of June 30, 2004, approximately 64% of the total completed and unamortized film and television costs are expected to be amortized during 2004, and over 85% of the total completed and unamortized film and television costs are expected to be amortized during the next three years.

Fox Broadcast Fee

Amortization of the Fox broadcasting fee decreased 2%, or $99 to $5,560 and increased 0%, or $35 to $10,705 for the three and six months ended June 30, 2004, respectively, as compared to the same periods in 2003. The increase or decrease is a result of advertising revenue earned during the period based on estimated advertising for the applicable broadcast season. The annual fee paid to Fox and certain affiliates is capitalized and amortized during each broadcast year. During the first six months of 2004, the Company had paid Fox and certain affiliates $6,934 and $12,656, attributable to the second and third year’s broadcast fees, respectively, and during calendar year 2003, the Company had paid $6,328 and $19,506 attributable to the first and second year’s broadcast fees, respectively. The unamortized portion of these fees of $17,573 and $8,688, are included in “Prepaid Fox broadcast fee” on the Company’s consolidated balance sheets as of June 30, 2004 and December 31, 2003, respectively.

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

Interest Income

Interest income increased 13%, or $34 to $293 and decreased 1%, or $5 to $578 for the three and six months ended June 30, 2004, respectively, as compared to the same periods in 2003, resulting primarily from fluctuations in the average cash balances invested during the respective periods.

Income Tax Expense

Income tax expense decreased 45%, or $1,102 to $1,330 and 22%, or $968 to $3,444 for the three and six months ended June 30, 2004, respectively, as compared to the same periods in 2003, due to lower pre-tax income. The Company’s effective tax rate remained relatively consistent at approximately 40% for both 2004 and 2003.

Net Income

As a result of the above, the Company had net income for the three and six months ended June 30, 2004 of $2,043 and $5,210, respectively, as compared to net income for the same periods in 2003 of $3,645 and $6,615.

Liquidity and Capital Resources

Financial Position

Cash and cash equivalents and short-term investments as of June 30, 2004 and December 31, 2003 were as follows:

	2004	2003	$ Change
Cash and cash equivalents	$88,441	$95,136	$(6,695)
Investments	28,899	24,443	4,456

	$117,340	$119,579	$(2,239)

During the six months ended June 30, 2004, the Company's cash and cash equivalents and short-term investment balances decreased by $2,239 to $117,340, primarily as a result of cash payments incurred for licensing the Fox Box and repurchases of common stock made under the Company's stock repurchase program, substantially offset by collecting seasonally high fourth quarter accounts receivable, and increases in accounts payable and accrued expenses.

Working capital, consisting of current assets less current liabilities, was $129,615 as of June 30, 2004 and $137,929 as of December 31, 2003.

Sources and Uses of Cash

Cash flows for the six months ended June 30, 2004 and 2003 were as follows:

Sources	2004	2003	$ Change
Operating activities	$5,994	$576	$(5,418)
Investing activities	(4,986)	(16,848)	11,862
Financing activities	(7,801)	256	(8,057)

As of June 30, 2004, the Company had $28,899 invested primarily in short-term government obligations. During 2004, the Company purchased property and equipment of $530, which was comprised primarily of computer and television production equipment and leasehold improvements, as compared to purchases of property and equipment of $405 for the first six months of 2003. Purchases of property and equipment in 2004 are expected to be comparable to that of 2003.

Cash flows from financing activities were generated by proceeds from the exercise of stock options by the Company’s employees. On November 25, 2003, the Company announced that its Board of Directors had authorized the Company to purchase up to 750,000 shares of its common stock in the open market or through negotiated prices from time-to-time through December 31, 2004. Such purchases are to be made out of the Company’s surplus. As of June 30, 2004, the Company had purchased 400,000 shares at an average price of $22.49 per share under the authorization. Subsequent to June 30, 2004, no additional shares were purchased by the Company.

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

Fox Broadcast Agreement

The Company’s license agreement with Fox to program the network’s four hour Saturday morning children’s block commenced in September 2002, requiring the Company to pay annual fees of $25,312 through 2006. Under the terms of the agreement, during the first six months of 2004, the Company paid Fox and certain affiliates a total of $6,934 and $12,656 attributable to the second and third year’s broadcast fees, respectively, with four additional payments for the third broadcast season of $3,164 each due in September and December 2004, and February and April 2005. Fees for each subsequent broadcast year are payable 50% in the June preceding the beginning of the broadcast year (which begins in September) with the balance of the fee for the broadcast year payable in four equal installments in September, December, February and April. Additionally, the Agreement requires the Company to establish a $25,000 Letter of Credit for the benefit of Fox, which Letter of Credit may be reduced by the Company as installments of the final year’s license fee are paid. As of June 30, 2004, the Company had received a commitment for the letter of credit, but the letter of credit had not been issued pending completion of the long form agreement with Fox. Upon the issuance of the letter of credit, the Company will grant a security interest in its cash balances to the issuing bank to secure the amount of such letter of credit and will appropriately disclose these amounts as restricted cash in its financial statements. The agreement further provides that, at the Company’s option, up to $10,300 of each year’s fee may be paid by delivering shares of the Company’s common stock. Further, the Company will incur additional costs to program the four hour block and to sell the related network advertising time. These costs will include direct programming costs to acquire, adapt and deliver programming for broadcast during the weekly four hour block as well as additional indirect costs of advertising sales, promotion and administration.

Contractual Commitments

The Company’s contractual obligations and commitments are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. As of June 30, 2004, the Company’s contractual obligations and commitments, except for the Fox Broadcast Agreement detailed above, have not materially changed from December 31, 2003.

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

Sales of our licensed toy and game concepts are seasonal, with a majority of retail sales occurring during the third and fourth calendar quarters. The revenues of Summit Media, which provides media services to a significant number of toy and video game companies, and 4Kids Ad Sales, which sells advertising time for the Fox Box, are also seasonal, with a significant portion of the revenue typically generated during the fourth quarter when the demand for and pricing of commercial time for holiday season children’s advertising is at its highest. In addition, a failure by us to supply programming on Fox Box which attracts viewers during the holiday season could have a material adverse effect on our financial condition and results of operations.

As a result of the seasonal nature of our business, we would be significantly and adversely affected by unforeseen events, such as a terrorist attack or a military engagement, that negatively affect the retail environment or consumer buying patterns, particularly if such events were to impact the key selling season.

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

Current conditions in the domestic and global economies are extremely uncertain. Adverse changes may occur as a result of softening global economies, wavering consumer confidence caused by the threat or occurrence of terrorist attacks, war, or other factors affecting economic conditions generally. Such changes could have a material adverse effect on our business, financial condition and results of operations.

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

There have not been any changes in the Company’s internal controls over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II -OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(e)     Purchases of Equity Securities by the Issuer and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES

Period During 2004	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs. (1)
Jan. 1 - Jan. 31	-	-	-	750,000

Feb. 1 - Feb. 29	-	-	-	750,000

March 1 - March 31	10,000	$22.20	10,000	740,000

April 1 - April 30	140,000	$23.87	140,000	600,000

May 1 - May 31	109,500	$21.11	109,500	490,500

June 1 - June 30	140,500	$22.21	140,500	350,000

Total	400,000	$22.49	400,000	350,000

(1)     On November 25, 2003, the Company announced that its Board of Directors had authorized the Company to purchase up to 750,000 shares of its common stock in the open market or through negotiated prices from time-to-time through December 31, 2004. Such purchases are to be made out of the Company’s surplus.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on May 27, 2004. The matters voted upon, including the number or votes cast for, against or withheld, as well as the number of abstentions and broker –non-votes, as to each such matter were as follows:

Proposal 1: All six of management’s nominees for directors as listed in the Company’s 2004 proxy statement were elected with the number of votes cast for each nominee as follows:

	Shares Voted "FOR"	Shares Voted "AGAINST"	Shares "ABSTAINING"	Broker Non-Votes	Votes Withheld
Richard Block	12,396,915	N/A	N/A	N/A	720,875

Jay Emmett	12,494,311	N/A	N/A	N/A	623,479

Joseph P. Garrity	12,807,564	N/A	N/A	N/A	310,221

Michael Goldstein	12,188,349	N/A	N/A	N/A	929,441

Steven M. Grossman	12,521,335	N/A	N/A	N/A	596,455

Alfred R. Kahn	12,998,173	N/A	N/A	N/A	119,617

Proposal 2: The proposal to appoint Deloitte & Touche LLP as independent auditors to examine the Company’s financial statements for the fiscal year ending December 31, 2004 was ratified by the following vote:

Shares Voted "FOR"	Shares Voted "AGAINST"	Shares "ABSTAINING"	Broker Non-Votes	Votes Withheld
5,715,580	2,918,536	652,102	3,831,572	-

Proposal 3: The proposal to approve the 4Kids Entertainment, Inc. 2004 Stock Option Plan, which authorizes the issuance of options to purchase up to 600,000 shares of the Company’s common stock, was ratified by the following vote:

Shares Voted "FOR"	Shares Voted "AGAINST"	Shares "ABSTAINING"	Broker Non-Votes	Votes Withheld
12,290,137	823,689	3,964	-	-

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Joint Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Exhibits Reports on Form 8-K

(1)	The Registrant filed a Current Report on Form 8-K on May 10, 2004 in connection with the issuance of its press release announcing the financial results for the three months ended March 31, 2004.

(2)	The Registrant filed a Current Report on Form 8-K on May 28, 2004 in connection with the issuance of its press release announcing the results of the Registrant's Annual Meeting of Shareholders, held on May 27, 2004.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

4KIDS ENTERTAINMENT, INC.

Dated: August 9, 2004

By: /s/ Alfred R. Kahn

Alfred R. Kahn
Chairman of the Board,
Chief Executive Officer and
Director

By: /s/ Joseph P. Garrity

Joseph P. Garrity
Executive Vice President,
Treasurer, Principle Financial Officer,
Principle Accounting Officer and
Director

23