Form 10-Q/A
period 2004-06-30
4 KIDS ENTERTAINMENT INC
filed 2004-08-18
CIK 58592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1 to Form 10-Q

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

      At August 17, 2004, the number of shares outstanding of the Registrant’s common stock, par value $.01 per share, was 13,570,843.

EXPLANATORY NOTE

      This amendment to our quarterly report on Form 10-Q for the quarterly period ended June 30, 2004 is filed solely for the purpose of amending Part II (Item 4) to correct a typographical error appearing in our presentation of Submission of Matters to a Vote of Security Holders. The correction had no effect on the reported outcome of any of the proposals voted upon. No other items or disclosures in our original report are being amended. Our original report, as amended by this Form 10-Q/A is referred to herein as the “quarterly report”.

4Kids Entertainment, Inc. and Subsidiaries

Table of Contents

Page #

Part II—OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	2

Item 6.	Exhibits and Reports on Form 8-K	3

Signatures	4

Part II—OTHER INFORMATION

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

Proposal 3:The proposal to appoint Deloitte & Touche LLP as independent auditors to examine the Company’s financial statements for the fiscal year ending December 31, 2004 was ratified by the following vote:

Shares Voted "FOR"	Shares Voted "AGAINST"	Shares "ABSTAINING"	Broker Non-Votes	Votes Withheld
12,290,137	823,689	3,964	-	-

2

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

3

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

4KIDS ENTERTAINMENT, INC.

Dated: August 18, 2004

By: /s/ Alfred R. Kahn

Alfred R. Kahn
Chairman of the Board,
Chief Executive Officer and
Director

By: /s/ Joseph P. Garrity

Joseph P. Garrity
Executive Vice President,
Treasurer, Principle Financial Officer,
Principle Accounting Officer and
Director

4