Form 10-Q
period 2004-03-30
4 KIDS ENTERTAINMENT INC
filed 2004-11-09
CIK 58592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

      At November 9, 2004, the number of shares outstanding of the Registrant’s common stock, par value $.01 per share, was 13,355,393.

4Kids Entertainment, Inc. and Subsidiaries

Table of Contents

Page #

Part I--FINANCIAL INFORMATION

Signatures	23

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
(In thousands of dollars, except share data)

ASSETS	2004	2003
CURRENT ASSETS:	(Unaudited)
Cash and cash equivalents	$ 92,645	$ 95,136
Investments	24,127	24,443

Total cash and investments	116,772	119,579
Accounts receivable - net	28,106	37,143
Prepaid Fox broadcast fee, net of accumulated amortization
of $53,851 and $36,447 in 2004 and 2003, respectively	14,377	8,688
Prepaid income taxes	3,123	2,670
Prepaid expenses and other current assets	1,726	1,690
Deferred income taxes	493	--

Total current assets	164,597	169,770

PROPERTY AND EQUIPMENT - NET	2,996	3,350

OTHER ASSETS:
Accounts receivable - noncurrent, net	1,402	2,662
Investment in equity securities	726	726
Film and television costs - net	9,430	8,183
Deferred income taxes - noncurrent	3,660	2,575
Other assets - net	8,529	6,014

TOTAL ASSETS	$191,340	$193,280

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Due to licensors	$ 12,919	$ 11,835
Media payable	403	2,178
Accounts payable and accrued expenses	12,714	9,706
Deferred revenue	8,137	8,070
Deferred income taxes	--	52

Total current liabilities	34,173	31,841

DEFERRED RENT	1,055	952

Total liabilities	35,228	32,793

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value - authorized, 3,000,000 shares; none issued	--	--
Common stock, $.01 par value - authorized, 40,000,000 shares;
issued, 14,101,393 and 13,965,343 shares; outstanding 13,351,393 and
13,965,343 shares in 2004 and 2003, respectively	141	140
Additional paid-in capital	55,539	52,798
Accumulated other comprehensive income	779	693
Retained earnings	114,597	106,856

	171,056	160,487
Less- cost of 750,000 treasury shares	14,944	--

	156,112	160,487

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$191,340	$193,280

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(In thousands of dollars, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
NET REVENUES	$ 24,682	$ 25,334	$ 69,246	$ 69,681

COSTS AND EXPENSES:
Selling, general and administrative	10,473	8,579	27,411	23,996
Production service costs	1,941	2,574	6,942	6,556
Amortization of television and film costs and
Fox broadcast fee	8,408	9,700	22,957	24,204

Total costs and expenses	20,822	20,583	57,310	54,756

INCOME FROM OPERATIONS	3,860	4,481	11,936	14,925
INTEREST INCOME	375	252	953	835

INCOME BEFORE INCOME TAXES	4,235	4,733	12,889	15,760
INCOME TAXES	1,704	1,866	5,148	6,278

NET INCOME	$ 2,531	$ 2,867	$ 7,741	$ 9,482

PER SHARE AMOUNTS:
Basic earnings per common share	$ 0.19	$ 0.22	$ 0.56	$ 0.72

Diluted earnings per common share	$ 0.18	$ 0.20	$ 0.54	$ 0.68

Weighted average common shares
outstanding - basic	13,527,388	13,247,459	13,762,211	13,174,119

Weighted average common shares
outstanding - diluted	14,124,098	14,169,729	14,445,848	14,018,995

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(In thousands of dollars)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 7,741	$ 9,482
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	979	928
Amortization of television and film costs and Fox broadcast fee	22,957	24,204
Provision for doubtful accounts	30	253
Deferred income taxes	(1,630)	(784)
Tax benefit on exercise of stock options	1,343	1,569
Changes in operating assets and liabilities:
Accounts receivable	10,267	10,736
Film and television costs	(6,800)	(9,115)
Prepaid income taxes	(453)	(30)
Prepaid Fox broadcast fee	(23,093)	(22,149)
Prepaid expenses and other current assets	(36)	7
Other assets - net	(2,515)	(2,532)
Due to licensors	1,084	(121)
Media payable	(1,775)	(3,570)
Accounts payable and accrued expenses	3,008	(1,623)
Deferred revenue	67	1,160
Deferred rent	103	171

Net cash provided by operating activities	11,277	8,586

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investments	49,029	63,242
Purchase of investments	(48,713)	(88,443)
Purchase of property and equipment	(625)	(525)

Net cash used in investing activities	(309)	(25,726)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,399	1,832
Purchase of treasury shares	(14,944)	--

Net cash (used in) provided by financing activities	(13,545)	1,832

EFFECTS OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS	86	87

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,491)	(15,221)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	95,136	78,712

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 92,645	$ 63,491

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Income Taxes	$ 5,377	$ 5,600

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands of dollars, except share and per share data)

1. DESCRIPTION OF BUSINESS

4Kids Entertainment, Inc. (the “Company”), together with the subsidiaries through which the Company’s businesses are conducted (the “Company”), is a diversified entertainment and media company specializing in the youth oriented market with operations in the following business segments: (i) Licensing, (ii) Advertising Media and Broadcast and (iii) Television and Film Production/Distribution.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The consolidated financial statements, except for the December 31, 2003 consolidated balance sheet, are unaudited. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2004 and December 31, 2003 and the results of operations for the three and nine months ended September 30, 2004 and 2003 and cash flows for the nine months ended September 30, 2004 and 2003. Because of the inherent seasonality and changing trends of the toy, game, entertainment and advertising industries, operating results for the Company on a quarterly basis may not be indicative of operating results for the full year.

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

Prepaid Fox Broadcast Fee — The Company has capitalizes the broadcast fee paid to Fox and amortizes the amount over the broadcast season based on estimated advertising revenue. During the nine months ended September 30, 2004, the Company paid Fox and certain affiliates $6,934 and $16,159 attributable to the second and third year’s broadcast fees, respectively, and during calendar year 2003, the Company paid Fox and certain affiliates $6,328 and $19,506 attributable to the first and second year’s broadcast fees, respectively. The unamortized portion of these fees of $14,377 and $8,688 are included in “Prepaid Fox broadcast fee” on the accompanying consolidated balance sheets as of September 30, 2004 and December 31, 2003, respectively.

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

Translation of Foreign Currency — In accordance with SFAS No. 130, Reporting Comprehensive Income (“SFAS No. 130”), the Company classifies items of other comprehensive income by their nature in the financial statements and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet. The assets and liabilities of the Company’s foreign subsidiary, 4Kids International have been recorded in their local currency and translated to U.S. dollars using period-end exchange rates. Income and expense items have been translated at the average rate of exchange prevailing during the period. Any adjustment resulting from translating the financial statements of the foreign subsidiary is reflected as “other comprehensive income”. Comprehensive income for the three and nine months ended September 30, 2004 was $2,460 and $7,768, respectively, which included translation adjustments of ($12) and $86 for the respective periods. Comprehensive income for the three and nine months ended September 30, 2003 was $2,916 and $9,569, respectively, which included translation adjustments of $49 and $87 for the respective periods.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income as reported	$2,531	$2,867	$7,741	$9,482

Deduct stock-based employee compensation
expense determined under fair value based
method for all awards, net of tax	461	251	2,993	1,486

Pro forma net income	$2,070	$2,616	$4,748	$7,996

Net income per share:
Reported
Basic	$ 0.19	$ 0.22	$ 0.56	$ 0.72

Diluted	$ 0.18	$ 0.20	$ 0.54	$ 0.68

Pro forma
Basic	$ 0.15	$ 0.20	$ 0.35	$ 0.61

Diluted	$ 0.15	$ 0.18	$ 0.33	$ 0.57

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

Recently Issued Accounting Pronouncements — Consolidation of Variable Interest Entities — In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued FIN No. 46 (Revised) (“FIN 46-R”) to address certain implementation issues. This interpretation clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements — for companies that have interests in entities that are Variable Interest Entities (“VIE”) as defined under FIN 46. According to this interpretation, if a company has an interest in a VIE and is at risk for a majority of the VIE’s losses or receives a majority of the VIE’s expected gains it shall consolidate the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation was effective no later than the end of the first interim or reporting period ended June 30, 2004, except for those VIE’s that are considered to be special purpose entities, for which the effective date was no later than the end of the first interim period or reporting period ending after December 15, 2003. The adoption of the provisions of this interpretation by the Company did not have a material effect on its consolidated financial position or results of operations.

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

3. COMMITMENTS AND CONTINGENCIES

a.	Litigation – DSI Toys - During 2003, the Company’s subsidiary, Summit Media served as the media buying agency for DSI Toys, Inc. (“DSI”). On October 17, 2003, DSI filed a voluntary petition under Chapter 7 of the Bankruptcy Law in the United States Bankruptcy Court for the Southern District of Texas. In January 2004, the Trustee for the bankruptcy estate of DSI (the “Trustee”) sent a letter to Summit Media alleging that DSI made payments to Summit Media totaling $1,159 (the “Amount”) during the ninety (90) day period prior to DSI’s bankruptcy filing and asserting that such payments constituted avoidable preference payments. On May 6, 2004 the Trustee filed suit against Summit Media to seek to recover the Amount. The Company believes it has meritorious defenses to this claim. The Amount paid to Summit Media was not a payment with respect to an antecedent debt. The Company intends to vigorously defend its position.

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

The Company has deferred all amounts received under the contract, and recognizes revenue as the Current Music Assets and Future Music Assets generate revenue over the contract term. Notwithstanding the foregoing, as of the date that the Company has delivered all of the Future Music Assets required under the contract, any portion of the $5,000 that remains deferred and not recognized, will be recognized as revenue. Pursuant to the above, the Company recognized revenue of $75 and $370 for the three and nine months ended September 30, 2004, respectively, and $68 and $347 for the three and nine months ended September 30, 2003, respectively. The Company has included $3,426 and $3,046 as deferred revenue on the accompanying consolidated balance sheets as of September 30, 2004 and December 31, 2003, respectively.

8

Home Video – On various dates since May 2002, 4Kids Home Video entered into agreements with an unaffiliated third party home video distributor (the “Video Distributor”), pursuant to which 4Kids Home Video provides ongoing advertising, marketing and promotional services with respect to certain home video titles, that are owned or controlled by the Company and which are distributed in the U.S. and Canada by the Video Distributor. The Video Distributor has paid the Company advances of $3,670 ($370 during the nine months ended September 30, 2004) against 4Kids Home Video’s share of the distribution and service fee proceeds to be realized by 4Kids Home Video from such titles. Pursuant to the above agreements, the Company recognized revenue of $75 and $258 for the three and nine months ended September 30, 2004, respectively, and $0 and $587 for the three and nine months ended September 30, 2003, respectively. The Company has included $512 and $400 as deferred revenue on the accompanying consolidated balance sheets as of September 30, 2004 and December 31, 2003, respectively.

Other Agreements — In addition, the Company has entered into other agreements for various properties and advertising time on the Fox Box in which the Company has received certain advances and/or minimum guarantees. Accordingly, as of September 30, 2004 and December 31, 2003 the unearned portion of these advances and guaranteed payments were $4,199 and $4,624, respectively, and are included in deferred revenue on the accompanying consolidated balance sheets.

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

Under the terms of the Agreement, Licensee was required to pay a minimum royalty for the period from January 1, 2001 to December 31, 2003. Since all of the conditions under the Agreement were met and the full amount of the minimum guaranteed royalties were payable by the Licensee, the Company earned $7,500 over the period of the Agreement. For the three and nine months ended September 30, 2003, the Company earned royalties relating to the Agreement of $0 and $2,500, respectively. During 2003, the Agreement was amended extending the term to December 31, 2006.

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

The agreement provided for 50% of the fee for the first broadcast season to be paid within ten days of the execution of the short form agreement in February 2002, with the balance of the fee for the first broadcast season to be paid in four equal installments in September 2002, December 2002, February 2003 and April 2003. The fee for each subsequent broadcast year is payable 50% in the June preceding the beginning of the broadcast year (which begins in September) with the balance of the fee for the broadcast year payable in four equal installments in September, December, February and April. All payments required to be made on or prior to November 9, 2004 have been made. Additionally, the agreement requires the Company to establish a $25,000 letter of credit for the benefit of Fox, which letter of credit may be reduced by the Company as installments of the final year’s fee are paid. As of September 30, 2004, the Company had received a commitment from a bank for the letter of credit, but the letter of credit had not been issued pending completion of the long form agreement with Fox. Upon the issuance of the letter of credit, the Company will grant a security interest in its cash balances to the issuing bank to secure the amount of such letter of credit and will appropriately disclose these amounts as restricted cash in its consolidated financial statements.

The cost of the Fox Box is capitalizes and amortizes over each broadcast season based on estimated advertising revenue for the related broadcast season. The Company recorded amortization expense of $6,699 and $17,404 for the three and nine months ended September 30, 2004, respectively, and $7,167 and $17,836 for the three and nine months ended September 30, 2003, respectively. During 2004, the Company has paid Fox and certain affiliates $6,934 and $16,159, attributable to the second and third year’s broadcast fees, respectively, and during calendar year 2003, the Company paid $6,328 and $19,506 attributable to the first and second year’s broadcast fee, respectively. The unamortized portion of these fees of $14,377 and $8,688 are included in “Prepaid Fox broadcast fee” on the accompanying consolidated balance sheets as of September 30, 2004 and December 31, 2003, respectively.

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

As of September 30, 2004, the minimum guaranteed payment obligations under the Fox broadcast agreement are as follows:

Year ending December 31,	Amount
2004	$3,164
2005	25,312
2006	6,328

Total	$34,804

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

e.	Contractual Arrangements — During the normal course of business, the Company may enter into various agreements with third parties to license, acquire, distribute, broadcast, develop and/or promote properties. The terms of these agreements will vary based on the services and/or properties included within the agreement, as well as, geographic restrictions, duration, property and exploitation condition and results of operations.

f.	Stock Purchases — On November 25, 2003, the Company announced that its Board of Directors had authorized the Company to purchase up to 750,000 shares of its common stock in the open market or through negotiated prices from time-to-time through December 31, 2004. As of September 30, 2004, the Company had purchased 750,000 shares at an average price of $19.93 per share. All purchases were made out of the Company’s surplus.

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

	Licensing	Advertising Media and Broadcast	TV and Film Production/ Distribution	Total
Three Months Ended September 30,
2004:
Net revenues from external customers	$ 11,489	$ 4,837	$ 8,356	$ 24,682
Amortization of television
and film costs and Fox
broadcast fee	--	6,699	1,709	8,408
Segment profit (loss)	6,459	(3,994)	1,770	4,235
Interest income	370	5	--	375

2003:
Net revenues from external customers	$ 13,046	$ 5,543	$ 6,745	$ 25,334
Amortization of television
and film costs and Fox
broadcast fee	--	7,167	2,533	9,700
Segment profit (loss)	9,091	(4,843)	485	4,733
Interest income	249	3	--	252

Nine Months Ended September 30,
2004:
Net revenue from external customers	$ 32,512	$ 13,929	$22,805	$ 69,246
Amortization of television
and film costs and Fox
broadcast fee	--	17,404	5,553	22,957
Segment profit (loss)	18,949	(9,686)	3,626	12,889
Interest income	938	15	--	953
Segment assets	149,716	19,519	22,105	191,340

2003:
Net revenues from external customers	$ 37,112	$ 13,774	$18,795	$ 69,681
Amortization of television
and film costs and Fox
broadcast fee	--	17,836	6,368	24,204
Segment profit (loss)	24,950	(12,024)	2,834	15,760
Interest income	820	15	--	835
Segment assets	128,948	21,098	21,448	171,494

Additionally, through the Company’s London office and network of international subagents, which allow it to license its properties throughout the world, the Company recognized net revenue from international sources primarily in Europe, of $2,373 and $7,437 for the three and nine months ended September 30, 2004, respectively, and $3,808 and $7,528 for the three and nine months ended September 30, 2003, respectively.

********************

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
                  (In thousands of dollars unless otherwise specified)

General

The Company receives revenues from a number of sources, principally from the Licensing, Advertising Media and Broadcast and Television and Film Production/Distribution reportable segments. The Company typically derives a substantial portion of its licensing revenues from a small number of properties, which usually generate revenues only for a limited period of time. Because the Company’s licensing revenues are highly subject to the changing trends in the toy, game and entertainment business, the Company’s licensing revenues from year to year from particular sources are subject to dramatic increases and decreases. It is not possible to precisely anticipate the length of time a property will be commercially successful, if at all. Popularity of properties can vary from months to years. As a result, the Company’s revenues and net income may fluctuate significantly between comparable periods. The Company’s licensing revenues have historically been derived primarily from the license of toy and game concepts. Thus, a substantial portion of the Company’s revenues and net income are subject to the seasonal variations of the toy and game industry, and to the decisions made by third parties regarding the timing of the release of licensed products. Typically, a majority of toy orders are shipped in the third and fourth calendar quarters. In addition, Summit Media provides media buying services to a significant number of toy and video game companies which place a substantial portion of their overall annual advertising in the fourth quarter. The Company recognizes revenue from the sale of advertising time related to its lease of the Fox Saturday morning television block as more fully described in Note 2 to the Company’s consolidated financial statements. In view of the increased demand for commercial time on the Fox Box by children’s advertisers for the holiday season, the Company’s advertising sales subsidiary sells advertising time at higher rates in the fourth quarter generally resulting in higher advertising revenues for the fourth quarter. As a result, much of Summit Media’s and 4Kids Ad Sales revenues are earned in the fourth quarter when the majority of toy and video game advertising occurs. In the Company’s usual experience for many of the reasons stated above, the Company’s revenues during the second half of the year have generally been greater than during the first half of the year. The Company’s revenues in the most recent fiscal years have been heavily influenced by popularity trends of “Yu-Gi-Oh!", “Pokémon” and “Teenage Mutant Ninja Turtles” properties and advertising revenue derived from the sale of commercial time on the Fox Box which is typically sold with a guaranteed audience delivery. Further, revenue fluctuations result from guarantee and minimum royalty payments occurring throughout the year, some of which are recognized as revenue upon the execution and delivery of license agreements.

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

Film and Television Costs

Film and television costs - -   In accordance with Statement of Position No. 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2”), management’s judgment is required, as it relates to total revenues to be received and costs to be incurred throughout the life of each program or its license period, to determine the amortization of capitalized film and television programming costs associated with revenues earned and any fair value adjustments.

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

Recently Issued Accounting Pronouncements

Consolidation of Variable Interest Entities — On January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued FIN No. 46 (Revised) (“FIN 46-R”) to address certain implementation issues. This interpretation clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements — for companies that have interests in entities that are Variable Interest Entities (“VIE”) as defined under FIN 46. According to this interpretation, if a company has an interest in a VIE and is at risk for a majority of the VIE’s losses or receives a majority of the VIE’s expected gains it shall consolidate the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation was effective no later than the end of the first interim or reporting period ended June 30, 2004, except for those VIE’s that are considered to be special purpose entities, for which the effective date was no later than the end of the first interim period or reporting period ending after December 15, 2003. The adoption of the provisions of this interpretation by the Company did not have a material effect on its consolidated financial position or results of operations.

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

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenues for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net Revenues	100%	100%	100%	100%

Selling, general ;amp administrative	43%	34%	40%	34%
Production service costs	8%	10%	10%	9%
Amortization of television
and film costs and Fox broadcast fee	34%	38%	33%	35%

Total Costs and Expenses	85%	82%	83%	78%

Income from Operations	15%	18%	17%	22%
Interest income	2%	1%	1%	1%

Income before income taxes	17%	19%	18%	23%

Income taxes	7%	8%	7%	9%

Net Income	10%	11%	11%	14%

Three and nine months ended September 30, 2004 as compared to three and nine months ended September 30, 2003

Revenues

Revenues by reportable segment and for the Company as a whole, were as follows:

           For the three months ended September 30, 2004 and 2003

	2004	2003	$ Change	% Change
Licensing	$11,489	13,046	$(1,557)	(12%)
Advertising Media & Broadcast	4,837	5,543	(706)	(13%)
Television and Film Production/Distribution	8,356	6,745	1,611	24%

Total	$24,682	$25,334	$ (652)	(3%)

           For the nine months ended September 30, 2004 and 2003

	2004	2003	$ Change	% Change
Licensing	$32,512	$37,112	$(4,600)	(12%)
Advertising Media & Broadcast	13,929	13,774	155	1%
Television and Film Production/Distribution	22,805	18,795	4,010	21%

Total	$69,246	$69,681	$ (435)	(1%)

The changes in consolidated net revenues for the three and nine months ended September 30, 2004, respectively, were due to a number of factors. In the Licensing segment, revenue for the “Teenage Mutant Ninja Turtles”, “Cabbage Patch Kids”, “American Kennel Club” and “The Dog” properties, increased significantly in 2004 as compared to 2003, but were offset by decreased revenue attributable to reduced marketing fees earned on lower “Yu-Gi-Oh!” card and video game sales and lower international licensing revenue on “Yu-Gi-Oh!”. In addition, revenue for the nine months ended September 30, 2003 reflected the recognition of the third and final installment of $2,500 of minimum guaranteed royalties under the master toy license on the “Pokémon” property in the first quarter of 2003.

“Yu-Gi-Oh!” continues to be the largest contributor in this segment. In the Advertising Media and Broadcast segment, revenue from the sale of advertising time on the Company’s Fox Box television programming block decreased during the three months ended September 30, 2004 when compared with the comparable quarter in 2003 as a result of lower Nielsen ratings. Lower Nielsen ratings reflect reduced audience levels and consequently, lower advertising sales. These decreases were offset during the nine months ended September 30, 2004 by increased advertising sales on the Company’s Foxbox.tv websites and home videos. In the Television and Film Production/Distribution segment, revenue for the three and nine months ended September 30, 2004 in this segment, increased primarily from the theatrical release of the “Yu-Gi-Oh!" movie in August 2004 and from home video and international broadcast agreements for the “Yu-Gi-Oh!” and “Teenage Mutant Ninja Turtles” television programs. Additionally, production service revenue increased $386 in the nine months 2004 when compared with nine months 2003 as a result of work performed on producing the “Teenage Mutant Ninja Turtles” television programs and the 2004 “Yu-Gi-Oh!” movie.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 22%, or $1,894 to $10,473 and 14%, or $3,415 to $27,411 for the three and nine months ended September 30, 2004, respectively, when compared to the same periods in 2003, primarily due to increased costs associated with guaranteed payments made by the Company to acquire the “Yu-Gi-Oh!” movie representation rights. Additionally, costs related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 of approximately $400 and costs associated with the Company’s international television broadcast operation increased, which were partially offset by a reduction in advertising and promotional costs to support the launch of the new Fox Box season when compared to the prior year.

Production Service and Capitalized Film Costs

Production service and capitalized film costs were as follows:

           For the three months ended September 30, 2004 and 2003

	2004	2003	$ Change	% Change
Production Service Costs	$1,941	$2,574	$(633)	(25%)
Amortization of Television and Film Costs	1,709	2,534	(825)	(33%)

           For the nine months ended September 30, 2004 and 2003

	2004	2003	$ Change	% Change
Production Service Costs	$6,942	$6,556	$ 386	6%
Amortization of Television and Film Costs	5,553	6,369	(816)	(13%)

The decrease in production service costs during the three months ended September 2004 primarily resulted from the absence of certain television production costs incurred during the same period in 2003 which related to programs that premiered on the Fox Box in September 2003, including “Funky Cops” and “Sonic X”. This decrease was offset in the nine month period by increased production costs on the “Teenage Mutant Ninja Turtles” television program and the August 2004 “Yu-Gi-Oh!” movie, which are billed in part to the property owners and/or movie studios. When the Company is entitled to be paid for such production costs, the Company categorizes them as production service costs and reflects a corresponding amount in revenue for the amount billed back to the property owners.

As of September 30, 2004, there was $9,430 of capitalized film production costs in the Company’s consolidated balance sheets relating primarily to various stages of production on 287 episodes of animated programming. The decrease in amortization of capitalized film costs during 2004 was the result of higher costs in 2003 arising from write-offs of various episodes of television programs during 2003. Based on management’s ultimate revenue estimates as of September 30, 2004, approximately 65% of the total completed and unamortized film and television costs are expected to be amortized during the next year, and over 90% of the total completed and unamortized film and television costs are expected to be amortized during the next three years.

Fox Broadcast Fee

Amortization of the Fox broadcast fee decreased 7%, or $468 to $6,699 and decreased 2%, or $432 to $17,404 for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003. The decrease is a result of advertising revenue earned during the period based on estimated advertising for the applicable broadcast season. The annual fee paid to Fox and certain affiliates is capitalized and amortized during each broadcast year. During the first nine months of 2004, the Company paid Fox and certain affiliates $6,934 and $16,159, attributable to the second and third year’s broadcast fees, respectively, and during calendar year 2003, the Company paid $6,328 and $19,506 attributable to the first and second year’s broadcast fees, respectively. The unamortized portion of these fees of $14,377 and $8,688, are included in “Prepaid Fox broadcast fee” on the Company’s consolidated balance sheets as of September 30, 2004 and December 31, 2003, respectively.

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

Interest Income

Interest income increased 49%, or $123 to $375 and 14%, or $118 to $953 for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003, resulting primarily from higher average rates on cash balances invested during the respective periods.

Income Tax Expense

Income tax expense decreased 9%, or $162 to $1,704 and 18%, or $1,130 to $5,148 for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003, due to lower pre-tax income. The Company’s effective tax rate remained relatively consistent at approximately 40% for both 2004 and 2003.

Net Income

As a result of the above, the Company had net income for the three and nine months ended September 30, 2004 of $2,531 and $7,741, respectively, as compared to net income for the same periods in 2003 of $2,867 and $9,482.

Liquidity and Capital Resources

Financial Position

Cash and cash equivalents and short-term investments as of September 30, 2004 and December 31, 2003 were as follows:

	2004	2003	$ Change
Cash and cash equivalents	$ 92,645	$ 95,136	$(2,491)
Investments	24,127	24,443	(316)

	$116,772	$ 119,579	$(2,807)

During the nine months ended September 30, 2004, the Company’s cash and cash equivalents and short-term investment balances decreased by $2,807 to $116,772, primarily as a result of cash payments incurred for licensing the Fox Box and repurchases of common stock made under the Company’s stock repurchase program, substantially offset by collecting seasonally high fourth quarter accounts receivable, and increases in accounts payable and accrued expenses.

Working capital, consisting of current assets less current liabilities, was $130,424 as of September 30, 2004 and $137,929 as of December 31, 2003.

Sources and Uses of Cash

Cash flows for the nine months ended September 30, 2004 and 2003 were as follows:

Sources	2004	2003	$ Change

Operating activities	$ 11,277	$ 8,586	$ 2,691
Investing activities	(309)	(25,726)	25,417
Financing activities	(13,545)	1,832	(15,377)

As of September 30, 2004, the Company had $24,127 invested primarily in short-term government obligations. During 2004, the Company purchased property and equipment of $625, which was comprised primarily of computer and television production equipment and leasehold improvements, as compared to purchases of property and equipment of $525 for the first nine months of 2003. Purchases of property and equipment for 2004 are expected to be comparable to that of 2003.

Cash flows from financing activities were generated by proceeds from the exercise of stock options by the Company’s employees. On November 25, 2003, the Company announced that its Board of Directors had authorized the Company to purchase up to 750,000 shares of its common stock in the open market or through negotiated prices from time-to-time through December 31, 2004. Such purchases are to be made out of the Company’s surplus. As of September 30, 2004, the Company had purchased 750,000 shares at an average price of $19.93 per share.

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

Fox Broadcast Agreement

The Company’s license agreement with Fox to program the network’s four hour Saturday morning children’s block commenced in September 2002, requiring the Company to pay annual fees of $25,312 through 2006. Under the terms of the agreement, during the first nine months of 2004, the Company paid Fox and certain affiliates a total of $6,934 and $16,159 attributable to the second and third year’s broadcast fees, respectively, with three additional payments for the third broadcast season of $3,164 each due in December 2004, and February and April 2005. Fees for each subsequent broadcast year are payable 50% in the September preceding the beginning of the broadcast year (which begins in September) with the balance of the fee for the broadcast year payable in four equal installments in September, December, February and April. Additionally, the Agreement requires the Company to establish a $25,000 Letter of Credit for the benefit of Fox, which Letter of Credit may be reduced by the Company as installments of the final year’s license fee are paid. As of September 30, 2004, the Company had received a commitment for the letter of credit, but the letter of credit had not been issued pending completion of the long form agreement with Fox. Upon the issuance of the letter of credit, the Company will grant a security interest in its cash balances to the issuing bank to secure the amount of such letter of credit and will appropriately disclose these amounts as restricted cash in its financial statements. The agreement further provides that, at the Company’s option, up to $10,300 of each year’s fee may be paid by delivering shares of the Company’s common stock. Further, the Company will incur additional costs to program the four hour block and to sell the related network advertising time. These costs will include direct programming costs to acquire, adapt and deliver programming for broadcast during the weekly four hour block as well as additional indirect costs of advertising sales, promotion and administration.

Contractual Commitments

The Company’s contractual obligations and commitments are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. As of September 30, 2004, the Company’s contractual obligations and commitments have not materially changed, except for the Fox Broadcast Agreement detailed above, from December 31, 2003.

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

Sarbanes-Oxley Act of 2002 Section 404 compliance

We are subject to various regulatory requirements, including the Sarbanes-Oxley Act of 2002. Under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), beginning with the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2004, the Company’s management will be required to furnish a report regarding its internal controls over financial reporting. Among other things, the report will contain (i) an assessment and statement as to the effectiveness of our internal controls over financial reporting as of the end of the Company’s fiscal year, which must include disclosure of any material weaknesses in the Company’s internal controls over financial reporting and (ii) a statement that the Company’s auditors have issued an attestation report on management’s assessment of such internal controls.

We are currently in the process of documenting and evaluating our system of internal controls. This process is extremely expensive, time consuming and subject to change as there is no precedent available by which to measure compliance. Presently, we cannot be certain as to the timing of the completion of our (i) documentation, testing and remediation work and (ii) independent auditor’s attestation procedures on our system of internal controls that is required under Section 404.

In this regard, we recently received a letter from our independent auditors stating that, in their view, the Company may not be able to complete its Section 404 compliance work on a timely basis. Our auditors stated that their belief is based upon several factors, including the current narrow window of time for any required remediation, and that the Company has several processes and controls that are quarterly and the fourth quarter must be tested. The timing of such testing will coincide with the closing of the annual financial statements. In view of the foregoing and in view of the finite time period allotted to our auditors to complete their internal control audit procedures, our auditors may not be able to complete their work in order to be able to provide the attestation report on management’s assessment of such internal controls at year end.

While we anticipate being able to implement fully the requirements relating to Section 404, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions. If our management identifies one or more material weaknesses in our internal controls over financial reporting, as prescribed by Section 404, we may be unable to assert that our internal controls over financial reporting are effective as of December 31, 2004 or our auditors may be unable to attest that our management’s report is fairly stated or to express an opinion on the effectiveness of our internal controls, even if the Company’s auditors issue an unqualified opinion on the Company’s financial statements for the year ended December 31, 2004. If such Section 404 work is not completed on a timely basis or the Company’s auditors do not deliver an unqualified attestation, it could result in a loss of investor confidence in our financial reports, adversely affect our stock price and/or subject the Company to sanctions or investigation by regulatory authorities.

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

See “Risk Factors” for a discussion of the Company’s current progress in complying with Section 404 of the Sarbanes Oxley Act of 2002.

Part II -OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(e)     Purchases of Equity Securities by the Issuer and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES

Period During 2004	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs. (1)
Jan. 1 - Jan. 31	-	-	-	750,000

Feb. 1 - Feb. 29	-	-	-	750,000

March 1 - March 31	10,000	$22.20	10,000	740,000

April 1 - April 30	140,000	$23.87	140,000	600,000

May 1 - May 31	109,500	$21.11	109,500	490,500

June 1 - June 30	140,500	$22.21	140,500	350,000

July 1 - July 31	0	$0	0	350,000

August 1 - August 31	318,200	$16.92	318,200	31,800

September 1 - September 30	31,800	$17.79	31,800	0

Total	750,000	$19.93	750,000	0

(1)     On November 25, 2003, the Company announced that its Board of Directors had authorized the Company to purchase up to 750,000 shares of its common stock in the open market or through negotiated prices from time-to-time through December 31, 2004. All such purchases were made out of the Company’s surplus.

Item 6. Exhibits

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

Dated: November 9, 2004

By: /s/ Alfred R. Kahn

Alfred R. Kahn
Chairman of the Board,
Chief Executive Officer and
Director

By: /s/ Joseph P. Garrity

Joseph P. Garrity
Executive Vice President,
Treasurer, Principle Financial Officer,
Principle Accounting Officer and
Director

23