Form 10-K
period 2004-12-31
4 KIDS ENTERTAINMENT INC
filed 2005-03-16
CIK 58592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2004
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on June 30, 2004 as reported on the New York Stock Exchange Market, was approximately $299,947,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value (Title of Class)	13,311,768 (No. of Shares Outstanding at March 15, 2005)

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 2005 are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORM 10-K REPORT INDEX

PART I

Throughout this 10-K report we “incorporate by reference” certain information in parts of other documents filed with the Securities and Exchange Commission (the “SEC”). The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information.

We are making forward-looking statements in this report. Beginning on page 16, we discuss some of the business risks and factors that could cause actual results to differ materially from those stated in the forward-looking statements.

Item 1. Business

       (a)   General Development and Narrative Description of Business — 4Kids Entertainment, Inc. (the “Company”), together with the subsidiaries through which the Company’s businesses are conducted, is a diversified entertainment and media company specializing in the children’s entertainment market with operations in the following business segments: (i) Licensing, (ii) Advertising Media and Broadcasting, and (iii) Television and Film Production/Distribution. The Company was organized as a New York Corporation in 1970.

Licensing — The Company’s wholly-owned subsidiary, 4Kids Entertainment Licensing, Inc. (“4Kids Licensing”), is engaged in the business of licensing the merchandising rights to popular children’s television series, properties and product concepts (collectively the “Properties”). 4Kids Licensing typically acts as exclusive merchandising agent in connection with the grant to third parties of licenses to manufacture and sell all types of merchandise, including toys, videogames, trading cards, apparel, housewares, footwear, books and other published materials, based on such Properties. 4Kids Entertainment International, Ltd. (“4Kids International”), the Company’s wholly-owned subsidiary based in London, manages the Properties represented by the Company in the United Kingdom and European marketplaces. Licensing revenues accounted for approximately 49%, 54% and 54% of consolidated net revenues for the years ended December 31, 2004, 2003 and 2002, respectively.

The following Properties are among those represented exclusively by 4Kids Licensing:

o	“Artlist Collection: The Dog™": a collection of images of more than 70 breeds of puppies photographed with a unique lens to create strange ratio images where the heads of the puppies are enlarged. The Company represents the merchandise licensing rights to this Property worldwide outside of Asia through December 2007.

o	“Cabbage Patch Kids”: these one-of-a-kind dolls were created by Original Appalachian Artworks, Inc. These dolls are not purchased, but rather are “adopted” and each doll comes with its own name and birth certificate. The Company represents the merchandise licensing rights to this Property worldwide through December 31, 2005 under a rolling one year agreement.

o	“Cubix”: a computer animated television series featuring robots that was co-produced and is co-owned by the Company with certain Asian partners. The Company represents the merchandise licensing, television broadcast and home video rights to this Property worldwide outside of Asia.

o	“F-Zero”: an animated series produced in Japan based on Nintendo’s “F-Zero” video games. The Company represents the merchandise licensing, television broadcast and home video rights to this Property worldwide outside of Asia through May 31, 2007.

o	“Mew Mew Power”: an animated series which follows the adventures of five girls who possess the powers of endangered animals and must battle aliens who want to destroy mankind. The Company represents the merchandise licensing, television broadcast and home video rights to this Property worldwide outside of Asia and Italian speaking Europe through 2010.

o	“Monster Jam”: a Property based on the approximately three hundred live monster truck events each year and the weekly cable television series produced by Clear Channel Entertainment’s SFX Motor Sports Division. The Company represents the merchandise licensing rights to this Property worldwide through December 31, 2006.

o	Nintendo of America Inc. (“Nintendo”): classic Nintendo characters such as the Super Mario Bros., Donkey Kong and Zelda. The Company represents Nintendo for merchandise licensing rights to such characters worldwide outside of Japan through December 31, 2005. The Company also represents the merchandise licensing, television broadcast and home video rights to the animated series featuring Nintendo’s Kirby character worldwide outside of Japan through September 2009.

-1-

o	“One Piece”: an animated television series originally produced by Toei Animation in Japan and adapted for the U.S. market by the Company. The Company represents merchandise licensing and television broadcast rights to this Property in the U.S., Canada, United Kingdom, South Africa, Australia and New Zealand through August 2009.

o	“Pokémon”: an animated television series, trading card game and series of video games. The Company represents the merchandise licensing rights (exclusive of trading card and video game rights), television broadcast and home video rights to this Property worldwide outside of Asia through December 31, 2005.

o	“Royal Air Force” (“RAF”): the Company represents the worldwide licensing rights to the RAF as a sub-agent of the Royal Air Force Museum and Jervis Entertainment. The Company has the right to license the official RAF icon in video games, apparel and toys directed to the children’s market and the right to license collectibles based on the RAF directed to the high-end collector’s market through 2008.

o	“Shaman King”: an animated television series produced in Japan by TV Tokyo and adapted for the U.S. market by the Company. The Company represents the merchandise licensing rights to this Property in North America, Europe (excluding Spain and Portugal), Africa, Middle East, Australia and New Zealand and the television broadcast and home video rights to this Property in North America, Australia and New Zealand through 2010.

o	“Sonic X”: an animated television series based on the popular Sonic the Hedgehog character. The Company is the exclusive licensee of television and home video rights for this Property in the U.S. and Canada through 2011.

o	“Teenage Mutant Ninja Turtles” (“TMNT”): TMNT which was originally launched in 1984 as a 40-page comic book created by Peter Laird and Kevin Eastman, became a highly successful animated series, theatrical motion pictures and merchandising property in the late 1980‘s and early 1990‘s. The Company is the co-owner and co-producer of the new TMNT animated episodes which began broadcasting in 2003 on 4Kids TV, the Saturday morning programming block that the Company leases from Fox Broadcasting Company (“Fox”). The Company also represents the merchandise licensing rights to this Property worldwide at least through 2008 and the television broadcast and home video rights to this Property worldwide.

o	“The American Kennel Club” (“AKC”): Founded in 1884, the AKC maintains the largest registry of purebred dogs in the world. The Company represents the merchandise rights worldwide to this property through 2005.

o	“Ultimate Muscle”: an animated television series produced by Toei Animation in Japan and adapted for the U.S. market by the Company. The Company represents the merchandise licensing, television broadcast and home video rights to this Property worldwide outside of Asia through August 31, 2008.

o	“Winx Club™": an animated television series produced in Italy by Rainbow srl and adapted for the U.S. market by the Company. The Company represents the merchandise licensing, television broadcast and home video rights to this Property in the United States, Canada, Australia, and New Zealand through 2010.

o	“Yu-Gi-Oh!": an animated television series produced in Japan by TV Tokyo and ADK and adapted for the U.S. market by the Company. The Company represents the merchandise licensing rights (exclusive of trading card and video game rights), television broadcast and home video rights to this Property outside of Asia through August 31, 2010.

Company-Owned Properties — The Company developed and owns WMAC Masters, a live action television series in which skilled martial arts professionals compete for supremacy. The Company also owns “Charlie Chan”, the fictional Asian detective who has been the subject of numerous films based on the character created by Earl Derr Biggers. In March 2001, the Company optioned the film rights to “Charlie Chan” to Twentieth Century Fox Film Corporation and in 2004 that option was extended by Twentieth Century Fox Film Corporation for an additional two years. As previously noted, the Company is a co-owner of the new “Teenage Mutant Ninja Turtles” television series and the twenty-six episodes of the “Cubix” animated television series.

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

Advertising Media and Broadcasting — The Company, through a multi-year agreement with Fox leases Fox’s Saturday morning programming block from 8am to 12pm eastern/pacific time (7am to 11am central time). In January, 2005, the Company changed the name of the Saturday morning programming block from Fox Box to 4Kids TV. The Company provides substantially all programming content to be broadcast on 4Kids TV. 4Kids Ad Sales, Inc., a wholly-owned subsidiary of the Company, retains all of the revenue from its sale of network advertising time for the four-hour time period.

The Company’s wholly-owned subsidiary, The Summit Media Group, Inc. (“Summit Media”), provides print and broadcast media planning and buying services for clients which are principally in the children’s toy and game business. Summit Media is compensated by receiving a percentage of the cost of the media it places.

The Advertising Media and Broadcasting segment accounted for 23%, 22% and 21% of consolidated net revenues for the years ended December 31, 2004, 2003 and 2002, respectively.

Television and Film Production/Distribution — The Company’s wholly-owned subsidiary, 4Kids Productions, Inc. (“4Kids Productions”), produces and acquires animated and live-action television programs and theatrical motion pictures for distribution to the television, home video and theatrical markets. 4Kids Productions also adapts foreign programming for the U.S. market and produces original animated television programming for domestic and international broadcast. Additionally, 4Kids Productions produces original music compositions for use with its television and film production activities.

4Kids Entertainment Music, Inc. (“4Kids Music”), a wholly-owned subsidiary, markets and manages the musical operations for the Company on certain existing and newly created music associated with its television programming. 4Kids Entertainment Home Video, Inc. (“4Kids Home Video”), a wholly-owned subsidiary, distributes home videos associated with television programming produced by 4Kids Productions.

The Television and Film Production/Distribution segment accounted for 28%, 24%, and 25% of consolidated net revenues for the years ended December 31, 2004, 2003 and 2002, respectively.

       (b)   Financial Information About Industry Segments — Financial information regarding industry segments can be found in Note 13 of the Notes to the Company’s consolidated financial statements.

       (c)   Dependence on a Few Sources of Revenues — The Company typically derives a substantial portion of its revenues from a small number of Properties, which Properties usually generate revenues only for a limited period of time. Since the Company’s revenues are highly subject to changing trends in the toy, game and entertainment businesses, the Company’s revenues from year to year from particular properties are subject to dramatic increases and decreases. It is not possible to accurately predict the length of time a property will be commercially successful or if a property will be commercially successful at all. Popularity of Properties can vary from months to years. In addition, the Company’s control over the timing of payments made by licensees of various rights to the properties is limited, as some payments are made upon the execution and delivery of license agreements and some payments are made in quarterly royalty payments reported by the licensees. Due to these factors, the Company must continually seek new Properties from which it can derive revenues.

Two Properties, “Yu-Gi-Oh!” and “Teenage Mutant Ninja Turtles” represented 55% of consolidated net revenues for fiscal 2004. One licensee, Konami Corporation, represented 18% of consolidated net revenues for fiscal 2004. For more information on Revenues/Major Customers, please see Note 7 of the Notes to the Company’s consolidated financial statements.

       (d)   Trademarks and Copyrights — The Company generally does not own any trademarks or copyrights in properties which the Company represents as merchandising agent. The trademarks and copyrights are typically owned by the creator of the Property or by the entity, such as a television producer, which may expend substantial amounts of resources in developing or promoting the property. However, the Company does own the copyrights and trademarks to “Charlie Chan” and “WMAC Masters” and is a joint copyright holder of “Cubix” and the new “Teenage Mutant Ninja Turtles” television series.

       (e)   Seasonal Aspects — A substantial portion of the Company’s revenues and net income are subject to the seasonal and trend variations of the toy and game industry. Typically, a majority of toy orders are shipped in the third and fourth calendar quarters. Historically, the Company’s net income from toy and game royalties during the second half of the year has generally been greater than during the first half of the year. Additionally, advertising revenues derived from the sale of commercial time on 4Kids TV is generally higher in the fourth quarter in view of the higher advertising rates derived from children’s advertisers for advertising during the holiday season.

       (f)   Competition — The Company’s principal competitors in the area of merchandise licensing are the large media companies with theatrical distribution and television broadcast distribution (e.g., Disney, Time-Warner, Viacom), toy companies, other licensing companies, and numerous individuals who act as merchandising agents. There are also many independent product development firms with which the Company competes. Many of these companies have substantially greater resources than the Company and represent properties which have been commercially successful for longer periods than the Properties represented by the Company. The Company believes it would be relatively easy for a potential competitor to enter its market in light of the relatively small investment required to commence operations as a merchandising agent. However, the ultimate success of a new entrant in the field would depend on its access to toy and other manufacturers, access to distribution of television based properties, access to properties to be licensed, retail market acceptance of properties and its know-how in the negotiation and subsequent administration of licenses.

The Company’s Advertising Media and Broadcasting segment also operates in a highly competitive marketplace against companies with substantially greater resources and distribution networks than the Company.

The Company’s Television and Film Production/Distribution segment competes with all forms of entertainment directed at children. There are a significant number of companies that produce and/or broadcast television programming and distribute theatrical motion pictures and home videos for the children’s audience. The Company also competes with these companies to obtain creative talent to write adapt, score, provide voice-overs and produce the television programs and theatrical motion pictures produced by the Company and its subsidiaries.

The Company’s ability to derive advertising revenue from the sale of commercial time on 4Kids TV depends, in substantial part, on the popularity of the television shows that the Company broadcasts on 4Kids TV. The Company also faces significant competition from other television broadcasters and cable networks, including competition from successful television programs that the Company produces (“Pokémon” and “Yu-Gi-Oh!”), which are broadcast on Saturday mornings on a competing network.

       (g)   Employees — As of March 15, 2005, the Company had a total of 240 full-time employees in its domestic and international operations. Of the total, approximately 85 employees were primarily rendering services for the Licensing segment, approximately 44 were primarily rendering services for the Advertising Media and Broadcasting segment and approximately 111 were primarily rendering services for the Television and Film Production/Distribution segment. The Company also hires additional employees on a program-by-program basis which are typically allocated to the capitalized cost of the related programming.

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

Item 2. Properties

The following table sets forth, with respect to properties leased (none are owned) by the Company at December 31, 2004, the location of the property, the date on which the lease expires and the use which the Company makes of such facilities:

Address	Expiration of Lease	Use	Approximate Square Feet
1414 Avenue of the Americas	April 30, 2010	Executive, Marketing,	29,000
New York, New York		Sales and Administrative

1st Floor Mutual House	June 23, 2009	International Sales	2,400
70 Conduit Street		Office
London, England

53 West 23rd Street	December 31, 2006	Production Facilities	25,000
New York, New York

The Company’s lease of its former international sales office in London expired on January 6, 2005. The executive, marketing, sales and administrative office is utilized by the Licensing and by the Advertising Media and Broadcast segments. The international sales office is utilized primarily by the Licensing Segment. The production facility is utilized by the Television and Film Production/Distribution segment. The Company considers that, in general, its physical properties are well maintained, in good operating condition and adequate for its purposes.

Item 3. Legal Proceedings

       (i)   DSI Toys. During 2003, the Company’s subsidiary, Summit Media served as the media buying agency for DSI Toys, Inc. (“DSI”). On October 17, 2003, DSI filed a voluntary petition under Chapter 7 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. In January 2004, the Trustee for the bankruptcy estate of DSI (the “Trustee”) sent a letter to Summit Media alleging that DSI made payments to Summit Media totaling $1,159 (the “Amount”) during the ninety (90) day period prior to DSI’s bankruptcy filing and asserting that such payments constituted avoidable preference payments, and the Trustee formally demanded that Summit Media repay the Amount. The Company and the Trustee have entered into a settlement agreement pertaining to this matter which provides for the payment by the Company of $5 and a full release in favor of the Company, which has been approved by the Bankruptcy Court. A motion by the Trustee to dismiss the formal action against the Company is pending in the Bankruptcy Court.

       (ii)   Telamerica Cable Connect. During 2002, Summit Media entered into three (3) agreements with Telamerica Cable Connect (“TCC”) for the purchase of certain advertising units for broadcast use on the ABC Family, Cartoon Network and Nickelodeon cable stations. The agreements between Summit Media and TCC provided for a “ratings and Cost per Thousand (“CPM”) guarantee” for the media buys and required TCC to provide Summit Media with a summary affidavit analysis of the media buys. Summit Media paid TCC for the advertising units with respect to which TCC has provided confirmation of the delivery of the ratings and CPM guarantee set forth in the agreements. To date, TCC has been unable to provide Summit Media with appropriate documentation confirming the delivery of the ratings and CPM guarantee for the remainder of advertising units purchased by Summit Media. Summit Media has, therefore, refused to pay TCC for the advertising units with respect to which TCC has not provided confirmation of the ratings and CPM guarantee.

On September 27, 2004, TCC filed a Demand for Arbitration claiming that Summit Media owes approximately $234 plus interest for advertising purchased by Summit Media from TCC. Summit Media has denied the claim by TCC and asserted a counterclaim against TCC for up to $150. The Company believes that it has meritorious defenses to the claim asserted by TCC. The arbitration hearing has been scheduled for May 2005.

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

Item 4. Submission of Matters to a Vote of Security Holders

During the Company’s fiscal quarterly period ended December 31, 2004, there were no matters submitted to a vote of security holders.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

       (a)   The Company’s Common Stock is listed for trading on the New York Stock Exchange under the symbol “KDE”. The following table indicates high and low sales quotations for the periods indicated based upon information supplied by the New York Stock Exchange.

2004	Low	High
First Quarter	$19.59	$30.20
Second Quarter	19.25	24.80
Third Quarter	15.47	23.86
Fourth Quarter	17.58	22.25

2003	Low	High
First Quarter	$10.92	$23.57
Second Quarter	11.47	19.14
Third Quarter	15.87	23.81
Fourth Quarter	21.00	29.55

       (b)   Number of Holders of Common Stock — The number of holders of record of the Company’s Common Stock on March 15, 2005 was 355, which does not include individual participants in security position listings.

       (c)   Dividends — There were no dividends or other distributions made by the Company during 2004 or 2003. Future dividend policy will be determined by the Board of Directors based on the Company’s earnings, financial condition, capital requirements and other existing conditions. It is anticipated that cash dividends will not be paid to the holders of the Company’s Common Stock in the foreseeable future.

       (d)   Equity Compensation Plans — Information regarding the Company’s equity compensation plans is incorporated by reference to Item 12 in Part III of this Form 10-K.

       (e)   Purchases of Equity Securities by the Issuer and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES

Period During 2004	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Jan. 1 - Jan. 31	-	-	-	750,000

Feb. 1 - Feb. 29	-	-	-	750,000

Mar 1 - Mar 31	10,000	$22.20	10,000	740,000

Apr 1 - Apr 30	140,000	$23.87	140,000	600,000

May 1 - May 31	109,500	$21.11	109,500	490,500

June 1 - June 30	140,500	$22.21	140,500	350,000

July 1 - July 31	0	-	0	350,000

Aug 1 - Aug 31	318,200	$16.92	318,200	31,800

Sept 1 - Sept 30	31,800	$17.79	31,800	0

Oct 1 - Oct 31	0	-	0	0

Nov 1 - Nov 30	0	-	0	1,000,000

Dec 1 - Dec 31	0	-	0	1,000,000

Total	750,000	$19.93	750,000	1,000,000

-6-

(1) During the quarter ended September 30, 2004, the Company completed the purchase of 750,000 shares of its common stock at an average price of $19.93 per share that had previously been authorized by the Board of Directors in November 2003. In November 2004, the Board of Directors authorized the Company to purchase up to 1,000,000 additional shares of the Company’s common stock from time to time through December 31, 2005 in the open market or through negotiated prices. Such purchases are to be made out of the Company’s surplus. No such purchases relating to the additional 1,000,000 shares were made by the Company during 2004. Subsequent to December 31, 2004, 350,000 additional shares of the Company’s common stock were purchased by the Company at an average price of $19.00 per share.

Item 6. Selected Consolidated Financial Data (in thousands of dollars, except per share data)

Our selected consolidated financial data presented below has been derived from our audited consolidated financial statements and should be read in conjunction with the related Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Year Ended December 31,
	2004	2003	2002	2001	2000
Net Revenues	$103,306	$102,079	$53,140	$41,538	$87,998

Selling, general, and
Administrative expenses	36,755	33,743	25,374	22,482	26,779
Production service costs	10,029	7,819	3,375	1,423	1,315
Amortization of television
and film costs and 4Kids TV
Broadcast fee	36,669	36,946	14,355	1,667	2,011

Total Costs and Expenses	83,453	78,508	43,104	25,572	30,105

Income from Operations	19,853	23,571	10,036	15,966	57,893

Interest Income	1,469	1,112	1,656	4,548	6,615

Income Before Income Taxes	21,322	24,683	11,692	20,514	64,508

Income Taxes	8,592	9,884	4,702	8,270	25,735

Net Income	$12,730	$14,799	$6,990	$12,244	$38,773

Net Income Per Common	$0.93	$1.11	$0.55	$1.01	$3.25
Share-Basic

Net Income Per Common	$0.89	$1.05	$0.51	$0.92	$2.96
Share- Diluted

Weighted Average Common	13,683,756	13,292,852	12,653,102	12,163,927	11,947,217
Shares Outstanding-Basic

Weighted Average Common	14,335,343	14,156,291	13,726,642	13,381,073	13,092,653
Shares Outstanding-Diluted

Other Operating Data:
Cash flow provided by (used in):
Operating activities	21,317	23,800	(23,622)	(33,769)	75,402
Investing activities	7,520	(14,405)	(4,251)	19,577	(32,454)
Financing activities	(12,645)	6,408	2,068	888	374

-7-

December 31,	2004	2003	2002	2001	2000
Total Assets	$205,015	$193,280	$162,839	$143,739	$176,144

Working Capital	139,699	137,929	114,298	106,570	96,351

Stockholders' Equity	163,978	160,487	132,671	118,458	101,908

The Company did not declare or pay any cash dividends during the five-year period ended December 31, 2004.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands of dollars unless otherwise specified)

The following is a discussion and analysis of our financial position and results of operations for each of the three years in the period ended December 31, 2004. This commentary should be read in conjunction with our consolidated financial statements and the notes thereto which appear beginning on page F-1 under “Item 8: Financial Statements and Supplementary Data”.

Overview

The Company’s results for the year ended December 31, 2004 reflect continued strong consumer demand for “Yu-Gi-Oh!” and to a lesser extent “Teenage Mutant Ninja Turtles” and “Cabbage Patch Kids” licensed merchandise and an increase in revenue in the Company's Television and Film Production/Distribution and Advertising Media and Broadcast segments. However, our consolidated revenue for 2004 reflects a decrease from our higher margin Licensing segment when compared to 2003, resulting in reduced income from operations. The Company’s selling, general and administrative costs for 2004 were higher than the previous year primarily due to substantial increases in accounting and consulting fees incurred in connection with the Company’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”). In addition, there was an increase in the amount of the 4Kids TV Broadcast fee amortized in 2004 as compared with 2003, which was partially offset by decreased amortization of television and film costs.

General

The Company receives revenues from its three business segments; (i) Licensing, (ii) Advertising Media and Broadcasting and (iii) Television and Film Production/Distribution. The Company typically derives a substantial portion of its licensing revenues from a small number of Properties, which Properties usually generate revenues only for a limited period of time. Since the Company’s licensing revenues are highly subject to changing trends in the toy, game and entertainment businesses, the Company’s licensing revenues from year-to-year from particular properties are subject to dramatic increases and decreases. It is not possible to accurately predict the length of time a property will be commercially successful or if a property will be commercially successful at all. Popularity of Properties can vary from months to years. As a result, the Company’s revenues from particular Properties may fluctuate significantly between comparable periods.

The Company’s licensing revenues have historically been derived primarily from the license of toy and game concepts. Thus, a substantial portion of the Company’s revenues and net income are subject to the seasonal variations of the toy and game industry. Typically, a majority of toy orders are shipped in the third and fourth calendar quarters resulting in increased royalties earned by the Company during such calendar quarters. In addition, the Company’s media buying subsidiary, Summit Media, provides media services to a significant number of toy and video game companies which place a substantial portion of their overall annual advertising in the fourth quarter. The Company recognizes revenue from the sale of advertising time on 4Kids TV as more fully described in Note 12 to the Company’s consolidated financial statements. The Company’s advertising sales subsidiary, 4Kids Ad Sales, sells advertising time on 4Kids TV at higher rates in the fourth quarter due to the increased demand for commercial time by children’s advertisers during the holiday season. As a result, much of the revenues of Summit Media and 4Kids Ad Sales are earned in the fourth quarter when the majority of toy and video game advertising occurs. As a result of the foregoing, the Company has historically experienced greater revenues during the second half of the year than during the first half of the year.

The Company’s revenues in its most recent fiscal years have been influenced by the release schedule of products based on the “Yu-Gi-Oh!", “Teenage Mutant Ninja Turtles” and “Pokémon” Properties, and the release of theatrical motion pictures and home videos based on the “Yu-Gi-Oh!” and “Pokémon” Properties. Further, revenue fluctuations result from guarantee and minimum royalty payments occurring throughout the year, some of which are recognized immediately as revenue upon the execution and delivery of license agreements.

Critical Accounting Policies

Accounting for Film and Television Costs.    In accordance with accounting principles generally accepted in the United States and industry practice, we amortize the costs of production for film and television programming using the individual-film-forecast method under which such costs are amortized for each film or television program in the ratio that revenue earned in the current period for such title bears to management’s estimate of the total revenues to be realized from all media and markets for such title. All exploitation costs, including advertising and marketing costs, are expensed as incurred.

Management regularly reviews, and revises when necessary, its total revenue estimates on a title-by-title basis, which may result in a change in the rate of amortization and/or a write-down of the film or television asset to estimated fair value. The Company determines the estimated fair value for individual film and television properties based on the estimated future ultimate revenues and costs in accordance with Statement of Position (“SOP”) No. 00-2, Accounting by Producers and Distributors of Films. These ultimate revenues are also used to amortize the capitalized film costs in accordance with SOP No. 00-2.

Any revisions to ultimate revenues can result in significant quarter-to-quarter and year-to-year fluctuations in film and television write-downs and amortization. A typical film or television series recognizes a substantial portion of its ultimate revenues within the first three years of release. By then, the film or television series has been exploited in the domestic and international television (network and cable) and home video markets. In addition, a significant portion of licensing revenues associated with the film or television series will have been realized. A similar portion of the film’s or television series’ capitalized costs should be expected to be amortized accordingly, assuming the film or television series is profitable.

The commercial potential of individual films and television programming varies dramatically, and is not directly correlated with production or acquisition costs. Therefore, it is difficult to predict or project the impact that individual films or television programming will have on the Company’s results of operations. However, the likelihood that we report losses, particularly in the year of a television series initial release, is increased as the applicable accounting literature requires the immediate recognition of all of the production or acquisition costs (through increased amortization) in instances where it is estimated that the ultimate revenues of a film or television series will not recover those costs. Conversely, the profit from a film or television series must be deferred and recognized over the entire revenue stream generated by that film or television series. As a result, significant fluctuations in reported income or loss can occur, particularly on a quarterly basis, depending on release schedules and broadcast dates, the timing of advertising campaigns and the relative performance of individual film or television series.

Other Estimates -   The Company estimates reserves for future returns of product in the home video markets as well as provisions for uncollectible receivables. In determining the estimate of home video product sales that will be returned, the Company performs an analysis that considers historical returns, changes in customer demand and current economic trends. Based on this information, a percentage of each sale is reserved provided that the customer has the right of return. The Company estimates the amount of uncollectible receivables for licensing and advertising by monitoring delinquent accounts and estimating a reserve based on contractual terms and other customer specific issues.

Revenue Recognition — The Company’s revenue recognition policies for its three business segments are appropriate to the circumstances of each segment’s business. See Note 2 of the Notes to the Company’s consolidated financial statements for a discussion of these revenue recognition policies.

4Kids TV Broadcast Agreement — The Company broadcasts certain of its Properties on 4Kids TV, the Saturday morning programming block that the Company leases from Fox. The cost of 4Kids TV has been and will continue to be capitalized and amortized over each broadcast year based on estimated advertising revenue. In developing future estimated revenues, the Company has made certain assumptions with regard to the anticipated popularity of the television series the Company broadcasts on 4Kids TV and the general market demand and pricing of advertising time for Saturday morning children’s broadcast television. The popularity of such series impacts audience levels and the level of the network advertising rates that the Company can charge. These estimates are based on historical trends, as well as the Company’s subjective judgment of future customer demand and acceptance of its television programming. Differences may result in the amount and timing of revenue for any period if actual performance varies from the Company’s estimates. See Note 12 of the Notes to the Company’s consolidated financial statements for a detailed discussion of the 4Kids TV Broadcast Agreement.

Recently Issued Accounting Pronouncements — Consolidation of Variable Interest Entities — On January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued FIN No. 46 (Revised) (“FIN No. 46-R”) to address certain FIN implementation issues. This interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements for companies that have interests in entities that are Variable Interest Entities (“VIE”) as defined under FIN No. 46. According to this interpretation, if a company has an interest in a VIE and is at risk for a majority of the VIE’s losses or receives a majority of the VIE’s expected gains it shall consolidate the VIE. FIN No. 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation was effective no later than the end of the first interim or reporting period ended March 31, 2004, except for those VIE’s that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim period or reporting period ended after December 15, 2003. As of December 31, 2004, the Company did not have an interest in any VIE’s, and accordingly, the adoption of the provisions of this interpretation by the Company did not have a material effect on its consolidated financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123-R”). SFAS No.123-R is a revision of SFAS No. 123, as amended, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No.123-R eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS No. 123-R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123-R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.

The Company will adopt SFAS No. 123-R, effective with the beginning of its 2005 third quarter, using a modified prospective application. This application will require the Company to record compensation expense for all awards granted after the required effective date and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The provisions of SFAS No. 123-R are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, but early adoption is encouraged. The Company currently expects that the adoption of SFAS No. 123-R will not result in the recording of compensation expense in 2005 related to unvested stock options outstanding on July 1, 2005.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenues for the three years ended December 31, 2004.

	2004	2003	2002
Net Revenues	100%	100%	100%

Selling, general & administrative	35%	33%	48%
Production service costs	10%	8%	6%
Amortization of television
and film costs and 4Kids TV broadcast fee	36%	36%	27%

Total Costs and Expenses	81%	77%	81%

Income from Operations	19%	23%	19%

Interest Income	1%	1%	3%

Income Before Income Taxes	20%	24%	22%

Income Taxes	8%	10%	9%

Net Income	12%	14%	13%

-10-

Year Ended December 31, 2004 as compared to Year Ended December 31, 2003

Revenues

Revenues for the years ended December 31, 2004 and 2003, by reportable segment and for the Company as a whole, were as follows:

	2004	2003	$ Change	% Change
Licensing	$ 49,903	$ 54,842	($ 4,939)	(9%)

Advertising Media & Broadcast	24,113	22,544	1,569	7%

Television and Film Production/Distribution	29,290	24,693	4,597	19%

Total	$103,306	$102,079	$ 1,227	1%

The increase in consolidated net revenues during 2004, was due to a number of factors. Increased revenue from the Company’s Advertising, Media & Broadcast and Television and Film Production/Distribution segments were partially offset by a decrease in the Company’s Licensing segment. In the Licensing segment, decreased revenues were primarily attributable to:

(i)       reduced domestic and international licensing revenue and marketing fees on “Yu-Gi-Oh!” card and video           game sales;
(ii)      increased revenue attributable to the “Teenage Mutant Ninja Turtles”, “Cabbage Patch Kids”,
          “The American Kennel Club” and “The Dog” properties; and
(iii)     comparably lower revenue for 2004 as 2003 reflected the recognition of the third and final installment of
          $2,500 of minimum guaranteed royalties under the master toy license on the “Pokémon” Property.

Despite lower licensing revenues, the “Yu-Gi-Oh!” Property continues to be the largest contributor in this business segment. In the Advertising Media and Broadcasting segment, revenue from the sale of advertising time on the Company’s 4Kids TV television programming block increased during 2004 as compared to 2003 as a result of:

(i)       higher advertising rates; and
(ii)      increased advertising sales on the Company’s 4Kids TV websites and on home videos distributed by            4Kids Home Video.

In the Television and Film Production/Distribution segment, the revenue increase for 2004 primarily resulted from:

(i)       the theatrical release of the “Yu-Gi-Oh!” movie in August 2004;
(ii)      increased home video and international broadcast agreements for the “Yu-Gi-Oh!” and “Teenage Mutant           Ninja Turtles” television series; and
(iii)     increased production service revenue of $2,624 in 2004 when compared to 2003 as a result of work            performed on producing the “Teenage Mutant Ninja Turtles”, “Pokémon”, “Mew Mew Power”,
          “F-Zero” and “One Piece” television series and the “Yu-Gi-Oh!" movie.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 8%, or $3,012 to $36,755 for the year ended December 31, 2004, when compared to 2003. The increase was primarily due to the following:

(i)       increased accounting and consulting fees of $1,175 incurred by the Company to comply with Section 404           of the Sarbanes-Oxley Act of 2002; and
(ii)      increased costs of $1,001 associated with the Company’s international television broadcast operations;           and
(iii)     increased costs associated with the technological development of the toy concept and other production            related costs of $2,049.

These increased costs were partially offset by a reduction in advertising and promotional costs to support the launch of the third 4Kids TV broadcast year when compared to the prior broadcast year.

Production Service and Capitalized Film Costs

	2004	2003	$ Change	% Change
Production Service Costs	$10,029	$7,819	$ 2,210	28%
Amortization of Television and Film Costs	8,810	9,943	(1,133)	(11%)

The increase in production service costs during 2004 was attributable to television production costs related to the “Teenage Mutant Ninja Turtles”, “Pokémon”, “Mew Mew Power”, “F-Zero”, and “One Piece” television programs, as well as the film production costs related to the Yu-Gi-Oh! feature film released in August 2004, for which the Company incurred production costs that were billed to the property owners. When the Company expects to be reimbursed for its television production costs a corresponding amount is recorded as Production Service Revenue for the amount billed back to the property owners to offset the costs incurred. This gross-up of revenue and costs is in accordance with the applicable accounting literature.

As of December 31, 2004, there was $10,518 of capitalized film production costs in the accompanying consolidated balance sheets relating primarily to various stages of production on 340 episodes of animated programming. The decrease in amortization of capitalized film costs during 2004 was primarily due to decreased amortization of television series broadcast on 4Kids TV and the “Yu-Gi-Oh!” television series. Based on management’s ultimate revenue estimates as of December 31, 2004, approximately 69% of the total completed and unamortized film and television costs are expected to be amortized during 2005, and over 90% of the total completed and unamortized film and television costs are expected to be amortized during the next three years.

4Kids TV Broadcast Fee

The annual fee paid to Fox Broadcasting and certain Fox affiliates is capitalized and amortized during each broadcast year, which commences in September, based on estimated advertising revenues for the applicable broadcast year. During 2004, the Company paid Fox and certain Fox affiliates $6,934 and $19,228 attributable to the second and third year’s broadcast fees, respectively, and during 2003, the Company paid Fox and certain affiliates $6,328 and $19,506 attributable to the first and second year’s broadcast fee, respectively. The unamortized portion of these fees of $6,991 and $8,688, are included in “Prepaid 4Kids TV broadcast fee” on the accompanying consolidated balance sheets as of December 31, 2004 and 2003, respectively.

As a result of the broadcast year (ending each year in September) being different than the Company’s fiscal year (ending each year in December), the amount of the amortization recognized from period to period will vary based upon (i) the amount of advertising revenue recognized during the period; and (ii) the amount of advertising revenue already recognized for the broadcast year as a percentage of the total amount expected to be recognized for the broadcast year. Based on the increased advertising revenue recognized by the Company during the fourth quarter of 2004 as compared to 2003 and the greater percentage of the total advertising revenues already recognized, the Company’s amortization of the 4Kids TV broadcast fee increased $1,421 to $12,238 for the fourth quarter of 2004 and increased $856 to $27,859 for the year ended December 31, 2004. Through December 31, 2004 and 2003, the Company had amortized 47% and 41%, respectively for the 4Kids TV broadcast fee for the third and second broadcast year, an increase of 6%.

In addition to advertising revenues, the operating costs of 4Kids Ad Sales, Inc. and the amortization of the 4Kids TV broadcast fee, the overall impact of 4Kids TV on the Company’s results of operations includes:

       (i)     revenues generated from merchandise licensing, home videos and music publishing of 4Kids TV properties, and

       (ii)    production and acquisition costs associated with the television programs broadcast on 4Kids TV.

The ability of the Company to further develop its merchandising, and to a lesser extent, home video and music publishing revenue streams were significant components of its evaluation process which resulted in the decision to lease the 4Kids TV Saturday morning programming block.

Interest Income

Interest income increased 32%, or $357 to $1,469 for the year ended December 31, 2004, as compared to 2003, as a result of the increasing interest rate environment, and marginally higher average cash balances invested.

Income Tax Expense

Income tax expense decreased 13%, or $1,292 to $8,592 for the year ended December 31, 2004, as compared to 2003, due to decreased income before income taxes. The Company’s effective tax rate remained relatively consistent at approximately 40% for both 2004 and 2003.

Net Income

As a result of the above, the Company had net income for the year ended December 31, 2004 of $12,730, as compared to net income in 2003 of $14,799.

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

The increase in consolidated net revenues during 2003 was due to a number of factors. In the Licensing segment, licensing and fee revenue, primarily from the “Yu-Gi-Oh!” and “Teenage Mutant Ninja Turtles” properties, increased significantly in 2003 as compared to 2002. In the Advertising Media and Broadcast segment, the increase in net revenues was primarily due to sales of advertising time on 4Kids TV which began broadcast operations in September 2002. In the Television and Film Production/Distribution segment, increased production service revenue was earned for work performed on the “Teenage Mutant Ninja Turtles”, “Kirby”, and “Pokémon” television programs in 2003 compared to 2002. Additionally, revenue for the year ended December 31, 2003 in this segment increased primarily from the “Pokémon” movies and international broadcast agreements for the “Yu-Gi-Oh!", “Teenage Mutant Ninja Turtles” and “Pokémon” television programs. “Pokémon” and “Yu-Gi-Oh!” ranked among the most popular children’s television programs during 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 33%, or $8,369 to $33,743 for the year ended December 31, 2003, when compared to the same period in 2002, primarily due to increased marketing and advertising costs for the expanded property line-up and home video operations, payroll and employee benefits resulting from higher staffing levels in advertising sales, the operation of, and marketing and promotion relating to, 4Kids TV and the Company’s 4Kids.TV website both of which commenced significant operations in September 2002. These increased payroll and employee benefits costs include bonus accruals which are based on pre-tax earnings. In addition, the Company continued to incur additional infrastructure costs to support the aforementioned new operations. For the year ended December 31, 2003, the Chairman and CEO of the Company received bonus compensation under the Bonus Plan of $1,275, as compared to $0 for the year ended December 31, 2002. Additionally, other bonuses were granted under the Bonus Plan of $1,466 for the year ended December 31, 2003, as compared to $0 for the year ended December 31, 2002.

Production Service and Capitalized Film Costs

	2003	2002	$ Change	% Change
Production Service Costs	$7,819	$3,375	$4,444	132%
Amortization of Television and Film Costs	9,943	4,911	5,032	102%

The increase in production service costs during 2003 was attributable to certain television production costs related to the “Teenage Mutant Ninja Turtles”, “Kirby”, and “Pokémon” television programs for which the Company incurs production costs that are billed to the property owners. When the Company expects to be reimbursed for production costs, the Company categorizes them as production service costs and reflects a corresponding amount in revenue for the amount billed back to the property owners.

As of December 31, 2003, there was $8,183 of capitalized film production costs in the accompanying consolidated balance sheets relating primarily to various stages of production on 257 episodes of animated programming. The increase in amortization of capitalized film costs during 2003 was primarily due to increased amortization of programs broadcast on 4Kids TV and the “Yu-Gi-Oh!" television programs. Based on management’s ultimate revenue estimates as of December 31, 2003, approximately 77% of the total completed and unamortized film and television costs are expected to be amortized during 2004, and over 90% of the total completed and unamortized film and television costs are expected to be amortized during the next three years.

4Kids TV Broadcast Fee

Amortization of the 4Kids TV broadcasting fee increased 186%, or $17,559 to $27,003 for the year ended December 31, 2003, as compared to the same period in 2002. The increase was due to the fact that 2003 reflected a full year of amortization of the 4Kids TV fee, where as 2002 reflected amortization of the 4Kids TV fee from the date 4Kids TV commenced operations in September 2002. The annual fee paid to Fox and certain affiliates is capitalized and amortized during each broadcast year, which commences in September, based on estimated advertising revenue for the applicable broadcast year. During 2003, the Company had paid Fox and certain affiliates $6,328 and $19,506 attributable to the first and second year’s broadcast fee, respectively, and during 2002, the Company had paid $19,301 attributable to the first year’s broadcast fee. The unamortized portion of these fees of $8,688 and $9,857, are included in “Prepaid 4Kids TV broadcast fee” on the accompanying consolidated balance sheets as of December 31, 2003 and 2002, respectively.

In addition to advertising revenues, the operating costs of 4Kids Ad Sales, Inc. and the amortization of the Fox broadcast fee, the overall impact of 4Kids TV on the Company’s results of operations includes:

       (i)    revenues generated from merchandise licensing, home videos and music publishing of Fox Box properties, and

       (ii)    production and acquisition costs associated with the television programs broadcast on 4Kids TV.

The ability of the Company to further develop its merchandising, home video and music publishing revenue streams were significant components of its evaluation process which resulted in the decision to lease the 4Kids TV Saturday morning programming block.

Interest Income

Interest income decreased 33%, or $544 to $1,112 for the year ended December 31, 2003, as compared to the same period in 2002, as a result of the decreasing interest rate environment, that was partially offset by higher average cash balances invested.

Income Tax Expense

Income tax expense increased 110%, or $5,182 to $9,884 for the year ended December 31, 2003, as compared to the same period in 2002, due to increased income before income taxes. The Company’s effective tax rate remained relatively consistent at approximately 40% for both 2003 and 2002.

Net Income

As a result of the above, the Company had net income for the year ended December 31, 2003 of $14,799, as compared to net income for the same period in 2002 of $6,990.

Liquidity and Capital Resources

Financial Position

	2004	2003	$ Change
Cash and cash equivalents	$111,759	$ 95,136	$ 16,623
Investments	16,067	24,443	(8,376)

	$127,826	$119,579	$ 8,247

During 2004, the Company’s cash and cash equivalents and short-term investment balances increased by $8,247 to $127,826, primarily as a result of net income, increases in due to licensors and cash and tax benefits derived from option exercises substantially offset by payments incurred for licensing 4Kids TV and repurchases of common stock made under the Company’s repurchase program.

Sources and Uses of Cash

Cash flows for the three years ended December 31, 2004 were as follows:

				$ Changes
Sources	2004	2003	2002	2004-2003	2003-2002
Operating Activities	$ 21,317	$ 23,800	$(23,622)	$(2,483)	$ 47,422
Investing Activities	7,520	(14,405)	(4,251)	21,925	(10,154)
Financing Activities	(12,645)	6,408	2,068	(19,053)	4,340

Working capital, consisting of current assets less current liabilities, was $139,699 as of December 31, 2004 and $137,929 as of December 31, 2003.

As of December 31, 2004, the Company had $16,067 invested primarily in short-term government obligations. During 2004, the Company purchased property and equipment of $856, which was comprised primarily of computer and television production equipment and leasehold improvements, as compared to purchases of property and equipment of $749 in 2003. Funds required for the purchase of property and equipment in 2005 are expected to be similar to that of 2004.

Cash flows used in financing activities were the result of the Company’s purchase of shares of its common stock of $14,944, partially offset by proceeds from the exercise of stock options by the Company’s employees of $2,299.

During 2004, the Company’s cash flow from operations was directly the result of strong consumer demand for a limited number of its licensed Properties.  While the Company strives to further diversify its revenue streams, management remains cognizant of changing trends in the toy, game and entertainment business and the difficulty in predicting the length of time a property will be commercially successful.  As a result, the Company’s revenues, operating results and cash flow from operations may fluctuate significantly from year to year and present operating results are not necessarily indicative of future performance.

4Kids TV Broadcast Agreement

The Company, through a multi-year agreement with Fox, leases Fox’s four hour Saturday morning children’s programming block. The agreement, which commenced in September 2002, requires the Company to pay annual fees of $25,312 through 2006. Under the terms of the agreement, during 2004, the Company paid Fox and certain affiliates a total of $6,934 and $19,228 attributable to the second and third year’s broadcast fees, respectively, with two additional payments for the third broadcast season of $3,162 each due in February and April 2005. Fees for each subsequent broadcast year are payable 50% in the June preceding the beginning of the broadcast year (which begins in September) with the balance of the fee for the broadcast year payable in four equal installments in September, December, February and April. Additionally, the Agreement requires the Company to establish a $25,000 Letter of Credit for the benefit of Fox, which Letter of Credit may be reduced by the Company as installments of the final year’s license fee are paid. As of December 31, 2004, the Company had received a commitment for the letter of credit, but the letter of credit had not been issued pending completion of the long form agreement with Fox. Upon the issuance of the letter of credit, the Company will grant a security interest in its cash balances to the issuing bank to secure the amount of such letter of credit and will appropriately disclose these amounts as restricted cash in its financial statements.

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

Contractual Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments for goods and services. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of December 31, 2004 and the impact that such obligations are expected to have on the Company’s liquidity and cash flows in future periods. The Company expects to fund these commitments primarily with operating cash flows generated in the normal course of business.

	As of December 31, 2004 Payments Due In:
Contractual Obligations and Commitments	Total	2005	2006-2007	2008-2009	Later Years
4Kids TV Broadcast Agreement	$31,638	$25,312	$6,326	$ --	$ --
Operating Leases	7,909	1,754	3,318	2,472	365

	$39,547	$27,066	$9,644	$2,472	$365

In addition to the above-noted contractual obligations under the 4Kids TV Broadcast Agreement, the Company has the option to extend the term through 2008, which represents up to two additional broadcast seasons. If such option is exercised, the Company would incur additional obligations of $47,509 in 2006-2007 and $6,976 in 2008-2009. See Note 12 of the Notes to the Company’s consolidated financial statements for additional information on the 4Kids TV Broadcast Agreement and operating leases.

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

Sarbanes-Oxley Act of 2002 Section 404 compliance.

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in this Annual Report on Form 10-K (i) a report from our management regarding the Company’s internal controls over financial reporting, which report is required to include, among other things, an assessment and statement as to the effectiveness of our internal controls over financial reporting as of December 31, 2004 and (ii) an attestation report of our independent registered public accounting firm on management’s assessment of such internal controls.

On November 30, 2004, the SEC issued an exemptive order (SEC Release No. 50754) which provides a 45-day extension for the filing of the management report and the related attestation report by eligible companies. We have elected to rely on this 45-day extension, and therefore, this Annual Report on Form 10-K does not include such reports. We intend to include such reports in an amendment to this Annual Report on Form 10-K in accordance with the SEC’s exemptive order.

During 2004, we spent considerable time and internal and external resources analyzing, documenting and testing our system of internal controls over financing reporting and have substantially completed our internal evaluation. In addition, our management has provided our independent registered public accounting firm with a draft of its report and we are not currently aware of any material weaknesses in our internal controls over financial reporting.

There can be no assurance, however, that one or more material weaknesses in our internal controls over financial reporting will not be identified during the 45-day extension period, that management will be able to assert that our internal controls over financial reporting are effective as of December 31, 2004, or that our independent registered public accounting firm will be able to attest that management’s report is fairly stated or express an unqualified opinion on the effectiveness of our internal controls. If such weaknesses are identified or if our independent registered public accounting firm does not deliver an unqualified attestation, it could result in a loss of investor confidence in our financial reports, adversely affect our stock price and/or subject us to sanctions or investigation by regulatory authorities.

The Company’s revenues are subject to the high volatility of consumer preferences with respect to entertainment.

The Company’s business and operating results ultimately depend upon the appeal of its Properties, product concepts and programming to consumers. A decline in the popularity of our existing Properties or the failure of new Properties and product concepts to achieve and sustain market acceptance could result in reduced overall revenues, which could have a material adverse effect on our business, financial condition and results of operations. Consumer preferences with respect to entertainment are continuously changing and are difficult to predict and can vary from months to years. Entertainment properties often have short life cycles. There can be no assurances that:

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

Sales of our licensed toy and game concepts are seasonal, with a majority of retail sales occurring during the third and fourth calendar quarters. The revenues of Summit Media, which provides media services to a significant number of toy and video game companies, and 4Kids Ad Sales, which sells advertising time on 4Kids TV, are also seasonal, with a significant portion of the revenue typically generated during the fourth quarter commensurate with the increased demand for commercial time by children’s advertisers during the holiday season. In addition, a failure by us to supply programming on 4Kids TV which attracts viewers during the holiday season could have a material adverse effect on our financial condition and results of operations.

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

Current conditions in the domestic and global economies are extremely uncertain. Adverse changes may occur as a result of softening global economies, wavering consumer confidence caused by the threat or occurrence of terrorist attacks, war or other factors affecting economic conditions generally. Such changes could have a material adverse effect on our business, financial condition and results of operations.

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

International, political and military developments that may, among other things, result in increases in broadcasting costs or loss of advertising revenue due to pre-emptions of 4Kids TV.

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

Item 8. Financial Statements and Supplementary Data

The Report of Registered Public Independent Accounting Firm, our Consolidated Financial Statements and Schedules and Notes thereto appear in a separate section of this Form 10-K (beginning on Page F-1 following Part IV). The index to our Consolidated Financial Statements is included in Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

Design and Evaluation of Internal Control Over Financial Reporting

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in this Annual Report on Form 10-K (i) a report from our management regarding the Company’s internal controls over financial reporting, which report is required to include, among other things, an assessment and statement as to the effectiveness of our internal controls over financial reporting as of December 31, 2004 and (ii) an attestation report of our independent registered public accounting firm on management’s assessment of such internal controls.

On November 30, 2004, the SEC issued an exemptive order (SEC Release No. 50754) which provides a 45-day extension for the filing of the management report and the related attestation report by eligible companies. We have elected to rely on this 45-day extension, and therefore, this Annual Report on Form 10-K does not include such reports. We intend to include such reports in an amendment to this Annual Report on Form 10-K in accordance with the SEC’s exemptive order.

During 2004, we spent considerable time and internal and external resources analyzing, documenting and testing our system of internal controls over financing reporting and have substantially completed our internal evaluation. In addition, our management has provided our independent registered public accounting firm with a draft of its report and we are not currently aware of any material weaknesses in our internal controls over financial reporting.

There can be no assurance, however, that one or more material weaknesses in our internal controls over financial reporting will not be identified during the 45-day extension period, that management will be able to assert that our internal controls over financial reporting are effective as of December 31, 2004 or that our independent registered public accounting firm will be able to attest that management’s report is fairly stated or express an unqualified opinion on the effectiveness of our internal controls. If such weaknesses are identified or if our independent registered public accounting firm does not deliver an unqualified attestation, it could result in a loss of investor confidence in our financial reports, adversely affect our stock price and/or subject us to sanctions or investigation by regulatory authorities.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reports.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information concerning directors and officers of the Company is incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year.

On June 28, 2004, the Company filed with the New York Stock Exchange the Annual CEO Certification regarding the Company’s compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.  In addition, the Company has filed as exhibits to this Annual Report on Form 10-K, the certifications of its Chief Executive Officer and its Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the Company’s public disclosures, taking into account the Company’s reliance on the exemptive order issued by the SEC regarding Section 404 of the Sarbanes-Oxley Act.

Item 11. Executive Compensation

Information concerning executive and director compensation is incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1)     Financial Statements:

The following Consolidated Financial Statements of 4Kids Entertainment, Inc. and Subsidiaries are included in Item 8:

Page Number
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	F-1

Consolidated Balance Sheets - December 31, 2004 and 2003	F-2

Consolidated Statements of Income - Years Ended
December 31, 2004, 2003 and 2002	F-3

Consolidated Statements of Stockholders' Equity and Comprehensive
Income - Years Ended December 31, 2004, 2003 and 2002	F-4

Consolidated Statements of Cash Flows - Years Ended
December 31, 2004, 2003 and 2002	F-5

Notes to Consolidated Financial Statements	F-6 to F-20

(a)(2)  Financial Statement Schedules

All schedules have been omitted because they are inapplicable, not required, or the information is included in the financial statements or notes thereto.

(a) (3) and (b) Exhibits.

See Index of Exhibits annexed hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

4KIDS ENTERTAINMENT, INC. Date: March 16, 2005

By: /s/ Alfred R. Kahn
Alfred R. Kahn Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

4KIDS ENTERTAINMENT, INC. Date: March 16, 2005

By: /s/ Alfred R. Kahn
Alfred R. Kahn Chairman of the Board and Chief Executive Officer and Director

Date: March 16, 2005

By: /s/ Jay Emmett
Jay Emmett Director

Date: March 16, 2005

By: /s/ Steven M. Grossman
Steven M. Grossman Director

Date: March 16, 2005

By: /s/ Richard Block
Richard Block Director

Date: March 16, 2005

By: /s/ Michael Goldstein
Michael Goldstein Director

Date: March 16, 2005

By: /s/ Joseph P. Garrity
Joseph P. Garrity Executive Vice President, Treasurer, Principle Financial Officer, Principle Accounting Officer and Director
-21-

INDEX OF EXHIBITS

Exhibit Number	Description	Page Number
3.1	Certificate of Incorporation of the Registrant filed on April 28, 1970, as amended on October 12, 1971, as further amended on April 21, 1972, as further amended on July 17, 1979, as further amended on May 22, 1985, as further amended on July 30, 1986, as further amended on July 19, 1989, as further amended on November 16, 1995 (changing the name of the Corporation to 4Kids Entertainment, Inc.). (1)

3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant, dated April 29, 1999.(2)

3.3	Certificate of Amendment to the Certificate of Incorporation of the Registrant, dated May 18, 2000.(3)

3.4	By-Laws of the Registrant adopted by the Board of Directors on March 28, 1991 (4)

4.1	Form of Common Stock Certificate (5)

10.1	1992 Stock Option Plan (*) (7)

10.2	1994 Stock Option Plan (*) (8)

10.3	1997 Stock Option Plan (*) (9)

10.4	1998 Stock Option Plan (*) (10)

10.5	1999 Stock Option Plan (*) (2)

10.6	2000 Stock Option Plan (*) (3)

10.7	2001 Stock Option Plan (*) (11)

10.8	2002 Stock Option Plan (*) (12)

10.9	2003 Stock Option Plan (*) (13)

10.10	2004 Stock Option Plan (*) (14)

10.11	Agreement between Nintendo of America, Inc. and the Registrant dated December 17, 1987. (6)

10.12	Agreement of Lease, dated March 28, 1988, between the Registrant and 1414 Avenue of the Americas Company ("1414 Lease"). (4)

10.13	Amendment, dated July 8, 1994, to the 1414 Lease (4)

10.14	Amended and Restated Employment Agreement, dated January 1, 2002, between 4Kids Entertainment Licensing, Inc. and Alfred R. Kahn. (*)(15)

10.15	Employment Agreement, dated January 1, 2002, between 4Kids Entertainment Licensing, Inc. and Joseph P. Garrity. (*)(15)

10.16	Amendment, dated as of June 19, 2003, to the Employment Agreement between 4Kids Entertainment Licensing, Inc. and Joseph P. Garrity. (*)(15)

10.17	Employment Agreement, dated January 1, 2002, between 4Kids Productions, Inc. and Norman Grossfeld. (*)(15)

10.18	Amendment, dated as of June 16, 2003, to the Employment Agreement between 4Kids Productions, Inc. and Norman Grossfeld. (*)(15)

10.19	Employment Agreement, dated January 1, 2002, between 4Kids Entertainment Licensing, Inc. and Samuel R. Newborn. (*)(15)
-22-

Exhibit Number	Description	Page Number

10.20	Amendment, dated as of June 16, 2003, to the Employment Agreement between 4Kids Entertainment Licensing, Inc. and Samuel R. Newborn. (*)(16)

10.21	Employment Agreement, dated January 1, 1995 between The Summit Media Group, Inc. and Sheldon Hirsch. (*)(1)

10.22	Amendment, dated as of January 1, 1997, to the Employment Agreement between The Summit Media Group, Inc. and Sheldon Hirsch. (*)(16)

10.23	Employment Agreement, dated January 1, 1995 between The Summit Media Group, Inc. and Thomas J. Kenney. (*) (1)

10.24	Amendment, dated as of January 1, 1997, to the Employment Agreement between The Summit Media Group, Inc. and Thomas Kenney. (*)(16)

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP, Certified Public Accountants

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Joint Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(*)	Denotes a management contract or compensatory plan, contract or arrangement.

(1)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 000-07843).

(2)	Incorporated by reference to 1999 Proxy Statement for Annual Meeting of Shareholders held April 29, 1999 (File No. 000-07843).

(3)	Incorporated by reference to 2000 Proxy Statement for Annual Meeting of Shareholders held May 17, 2000 (File No. 000-07843).

(4)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 000-07843).

(5)	Incorporated by reference to Registration Statement on Form S-1 declared effective March 7, 1986 (File No. 33-3056).

(6)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 000-07843 ).

(7)	Incorporated by reference to 1992 Proxy Statement (File No. 000-07843 ).

(8)	Incorporated by reference to 1994 Proxy Statement (File No. 000-07843).

-23-

(9)	Incorporated by reference to 1997 Proxy Statement for Annual Meeting of Shareholders held April 30, 1997 (File No. 000-07843).

(10)	Incorporated by reference to 1998 Proxy Statement for Annual Meeting of Shareholders held April 29, 1998 (File No. 000-07843).

(11)	Incorporated by reference to 2001 Proxy Statement for Annual Meeting of Shareholders held May 23, 2001 (File No. 001-16117).

(12)	Incorporated by reference to 2002 Proxy Statement for Annual Meeting of Shareholders held May 23, 2002 (File No. 001-16117).

(13)	Incorporated by reference to 2003 Proxy Statement for Annual Meeting of Shareholders held May 23, 2003 (File No. 001-16117).

(14)	Incorporated by reference to 2004 Proxy Statement for Annual Meeting of Shareholders held May 27, 2004 (File No. 001-16117).

(15)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 001-16117).

(16)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 000-07843).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and
Stockholders of 4Kids Entertainment, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of 4Kids Entertainment, Inc. and Subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

New York, NY
March 16, 2005

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 and 2003
(In thousands of dollars, except share data)

	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$111,759	$ 95,136
Investments	16,067	24,443

Total cash and investments	127,826	119,579

Accounts receivable - net	39,917	37,143
Prepaid 4Kids TV broadcast fee, net of accumulated amortization
of $64,306 and $36,447 in 2004 and 2003, respectively	6,991	8,688
Prepaid income taxes	3,074	2,670
Prepaid expenses and other current assets	1,759	1,690
Deferred income taxes	158	--

Total current assets	179,725	169,770

PROPERTY AND EQUIPMENT - NET	2,821	3,350

OTHER ASSETS:
Accounts receivable - noncurrent, net	901	2,662
Investment in equity securities	726	726
Film and television costs - net	10,518	8,183
Deferred income taxes - noncurrent	2,241	2,575
Other assets - net	8,083	6,014

TOTAL ASSETS	$205,015	$193,280

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Due to licensors	$ 16,859	$ 11,835
Media payable	3,723	2,178
Accounts payable and accrued expenses	12,589	9,706
Deferred revenue	6,855	8,070
Deferred income taxes	--	52

Total current liabilities	40,026	31,841

DEFERRED RENT	1,011	952

Total liabilities	41,037	32,793

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value - authorized, 3,000,000 shares; none issued	--	--
Common stock, $.01 par value - authorized, 40,000,000 shares;
issued, 14,411,768 and 13,965,343 shares; outstanding 13,661,768 and
13,965,343 shares in 2004 and 2003, respectively	144	140
Additional paid-in capital	58,068	52,798
Accumulated other comprehensive income	1,124	693
Retained earnings	119,586	106,856

	178,922	160,487
Less- cost of 750,000 treasury shares	14,944	--

	163,978	160,487

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$205,015	$193,280

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(In thousands of dollars, except share data)

	2004	2003	2002
NET REVENUES	$ 103,306	$ 102,079	$ 53,140

COSTS AND EXPENSES:
Selling, general and administrative	36,755	33,743	25,374
Production service costs	10,029	7,819	3,375
Amortization of television and film costs and
4Kids TV broadcast fee	36,669	36,946	14,355

Total costs and expenses	83,453	78,508	43,104

INCOME FROM OPERATIONS	19,853	23,571	10,036

INTEREST INCOME	1,469	1,112	1,656

INCOME BEFORE INCOME TAXES	21,322	24,683	11,692

INCOME TAXES	8,592	9,884	4,702

NET INCOME	$ 12,730	$ 14,799	$ 6,990

PER SHARE AMOUNTS:
Basic earnings per common share	$ 0.93	$ 1.11	$ 0.55

Diluted earnings per common share	$ 0.89	$ 1.05	$ 0.51

Weighted average common shares
outstanding - basic	13,683,756	13,292,852	12,653,102

Weighted average common shares
outstanding - diluted	14,335,343	14,156,291	13,726,642

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(In thousands of dollars and shares)

	Common Shares	Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Less: Treasury Stock	Total

BALANCE, DECEMBER 31, 2001	12,547	$125	$33,266	85,067	$ --	$ --	$ 118,458

Proceeds from exercise of stock options	588	6	2,062	--	--	--	2,068
Tax benefit from exercise of stock
options	--	--	5,083	--	--	--	5,083
Comprehensive income:
Net income	--	--	--	6,990	--	--	6,990

Translation adjustment	--	--	--	--	72	--	72

Total comprehensive income	--	--	--	--	--	--	7,062

BALANCE, DECEMBER 31, 2002	13,135	$131	$40,411	$ 92,057	$ 72	$ --	$ 132,671

Proceeds from exercise of stock options	830	9	6,399	--	--	--	6,408
Tax benefit from exercise of stock
options	--	--	5,988	--	--	--	5,988
Comprehensive income:
Net income	--	--	--	14,799	--	--	14,799

Translation adjustment	--	--	--	--	621	--	621

Total comprehensive income	--	--	--	--	--	--	15,420

BALANCE, DECEMBER 31, 2003	13,965	$140	$52,798	$106,856	$ 693	$ --	$ 160,487
Proceeds from exercise of stock options	446	4	2,295	--	--	--	2,299
Tax benefit from exercise of stock
options	--	--	2,975	--	--	--	2,975

Acquisition of treasury stock, at cost	--	--	--	--	--	(14,944)	(14,944)
Comprehensive income:

Net income	--	--	--	12,730	--	--	12,730

Translation adjustment	--	--	--	--	431	--	431

Total comprehensive income	--	--	--	--	--	--	13,161

BALANCE, DECEMBER 31, 2004	14,411	$144	$58,068	$119,586	$1,124	$(14,944)	$ 163,978

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(In thousands of dollars)

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 12,730	$ 14,799	$ 6,990
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,385	1,855	865
Amortization of television and film costs and 4Kids TV broadcast fee	36,669	36,946	14,355
Provision for (recovery of) doubtful accounts	(354)	120	901
Deferred income taxes	124	(2,589)	(2,163)
Tax benefit on exercise of stock options	2,975	5,988	5,083
Changes in operating assets and liabilities:
Accounts receivable	(659)	4,655	(31,166)
Film and television costs	(11,145)	(12,473)	(6,382)
Prepaid income taxes	(404)	(1,035)	1,949
Prepaid Fox broadcast fee	(26,162)	(25,834)	(19,301)
Prepaid expenses and other current assets	(69)	2,181	172
Other assets - net	(2,069)	(4,369)	(1,058)
Due to licensors	5,024	2,772	(7,849)
Media payable	1,545	(3,435)	4,025
Accounts payable and accrued expenses	2,883	(70)	5,561
Deferred revenue	(1,215)	4,094	3,879
Deferred rent	59	195	517

Net cash provided by (used in) operating activities	21,317	23,800	(23,622)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investments	54,529	57,706	41,366
Purchase of investments	(46,153)	(71,362)	(42,998)
Purchase of property and equipment	(856)	(749)	(2,619)

Net cash provided by (used in) investing activities	7,520	(14,405)	(4,251)

CASH FLOWS FROM FINANCING ACTIVITIES -
Proceeds from exercise of stock options	2,299	6,408	2,068
Purchase of treasury shares	(14,944)	--	--

Net cash (used in) provided by financing activities	(12,645)	6,408	2,068

EFFECTS OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS	431	621	72

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,623	16,424	(25,733)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	95,136	78,712	104,445

CASH AND CASH EQUIVALENTS, END OF YEAR	$ 111,759	$ 95,136	$ 78,712

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Income Taxes	$ 5,941	$ 7,874	$ 1,874

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
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

Licensing — The Company’s wholly-owned subsidiary, 4Kids Entertainment Licensing, Inc. (“4Kids Licensing”), is engaged in the business of licensing the merchandising rights to popular children’s television series, properties and product concepts (collectively the “Properties”). 4Kids Licensing typically acts as exclusive merchandising agent in connection with the grant to third parties of licenses to manufacture and sell all types of merchandise, including toys, videogames, trading cards, apparel, housewares, footwear, books and other published materials, based on such Properties. 4Kids Entertainment International, Ltd. (“4Kids International”), the Company’s wholly-owned subsidiary based in London, manages the Properties represented by the Company in the United Kingdom and European marketplaces. Licensing revenues accounted for approximately 49%, 54% and 54% of consolidated net revenues for the years ended December 31, 2004, 2003 and 2002, respectively.

4Kids Technology, Inc., a wholly-owned subsidiary, develops ideas and concepts for licensing which integrate new and existing technologies with traditional game and toy play patterns. Websites 4Kids, Inc., a wholly-owned subsidiary, specializes in website development by creating websites designed to enhance and support the marketing of children’s properties represented by the Company.

Advertising Media and Broadcast — The Company, through a multi-year agreement with Fox leases Fox’s Saturday morning programming block from 8am to 12pm eastern/pacific time (7am to 11am central time). In January, 2005, the Company changed the name of the Saturday morning programming block from Fox Box to 4Kids TV. The Company provides substantially all programming content to be broadcast on 4Kids TV. 4Kids Ad Sales, Inc., a wholly-owned subsidiary of the Company, retains all of the revenue from its sale of network advertising time for the four-hour time period.

The Company’s wholly-owned subsidiary, The Summit Media Group, Inc. (“Summit Media”), provides print and broadcast media planning and buying services for clients which are principally in the children’s toy and game business. Summit Media is compensated by receiving a percentage of the cost of the media it places.

Television and Film Production/Distribution — The Company’s wholly-owned subsidiary, 4Kids Productions, Inc. (“4Kids Productions”), produces and acquires animated and live-action television programs and theatrical motion pictures for distribution to the television, home video and theatrical markets. 4Kids Productions also adapts foreign programming for the U.S. market and produces original animated television programming for domestic and international broadcast. Additionally, 4Kids Productions produces original music compositions for use with its television and film production activities.

4Kids Entertainment Music, Inc. (“4Kids Music”), a wholly-owned subsidiary, markets and manages the musical operations for the Company on certain existing and newly created music associated with its television programming. 4Kids Entertainment Home Video, Inc. (“4Kids Home Video”), a wholly-owned subsidiary, distributes home videos associated with television programming produced by 4Kids Productions.

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

Production and adaptation costs charged to the licensor are included in net revenues and the corresponding costs are included in production service costs in the accompanying consolidated statements of income. Production service costs included in net revenues amounted to $9,629, $7,005 and $3,375 in 2004, 2003 and 2002, respectively.

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

Impairment Of Long-Lived And Intangible Assets — As required by Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (which the Company adopted on January 2, 2002), the Company assesses the recoverability of long-lived assets for which an indicator of impairment exists. The recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. Fair value of long-lived assets is determined using the expected cash flows discounted at a rate commensurate with the risk involved. The Company believes that the future cash flows to be received from our long-lived assets will exceed the respective assets’ carrying value, and accordingly has not recorded any impairment losses through December 31, 2004.

Cash and Cash Equivalents — All highly liquid investments with original maturities of three months or less are classified as cash and cash equivalents. The fair value of cash and cash equivalents approximates the amounts shown on the financial statements. Cash and cash equivalents consist of unrestricted cash and short-term investments. Included in cash and cash equivalents are accounts in various banks which maintain balances in excess of the Federal Deposit Insurance Corporation (FDIC) insured limit of $100 per bank. At December 31, 2004 and 2003, the excess cash amounted to a total of $58,913 and $46,177, respectively.

Prepaid 4Kids TV Broadcast Fee — The Company has capitalized the broadcast fee paid to Fox and amortized the amount over the broadcast season based on estimated advertising revenue. During 2004, the Company had paid Fox and certain affiliates $6,934 and $19,228 attributable to the second and third year’s broadcast fees, respectively, and during 2003, the Company had paid Fox and certain affiliates $6,328 and $19,506 attributable to the first and second year’s broadcast fee, respectively. The unamortized portion of these fees of $6,991 and $8,688, are included in “Prepaid 4Kids TV broadcast fee” on the accompanying consolidated balance sheets as of December 31, 2004 and 2003, respectively.

Investments — Management determines the appropriate classification of its debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Debt securities for which the Company has both the intent and ability to hold to maturity are classified as held-to-maturity and are recorded at amortized cost. At December 31, 2004 and 2003, the Company had no investments that qualified as trading or available for sale.

At December 31, 2004 and 2003, the Company’s investments in debt securities were classified as short-term investments. The Company maintains these balances principally in money market funds and commercial paper with various financial institutions. These financial institutions are located in different areas of the U.S. and Company policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative standing of those financial institutions that participate in the Company’s investment strategy.

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

Film and Television Costs — The Company accounts for its film and television costs pursuant to AICPA Statement of Position (“SOP”) No. 00-2, Accounting by Producers or Distributors of Films. The cost of production for television programming, including overhead, participations and talent residuals is capitalized and amortized using the individual-film-forecast method under which such costs are amortized for each television program in the ratio that revenue earned in the current period for such program bears to management’s estimate of the ultimate revenues to be realized from all media and markets for such program. Management regularly reviews, and revises when necessary, its ultimate revenue estimates on a title-by-title basis, which may result in a change in the rate of amortization applicable to such title and/or a write-down of the value of such title to estimated fair value. These revisions can result in significant quarter-to-quarter and year-to-year fluctuations in film write-downs and rates of amortization. If a total net loss is projected for a particular title, the associated film and television costs are written down to estimated fair value. All exploitation costs, including advertising and marketing costs, are expensed as incurred. Television adaptation and production costs that are adapted and/or produced are stated at the lower of cost, less accumulated amortization, or fair value.

Fair Value of Financial Instruments — The carrying amounts of cash and cash equivalents, accounts receivable, investments, prepaid expenses and other current assets, due to licensors, media payable, accounts payable and accrued expenses, and other liabilities approximate their fair values principally because of the short-term maturities of these instruments.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Translation of Foreign Currency — In accordance with SFAS No. 130, Reporting Comprehensive Income (“SFAS No. 130”), the Company classifies items of other comprehensive income by their nature in the financial statements and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet. The assets and liabilities of the Company’s foreign subsidiary, 4Kids International have been recorded in their local currency and translated to U.S. dollars using period-end exchange rates. Income and expense items have been translated at the average rate of exchange prevailing during the period. Any adjustment resulting from translating the financial statements of the foreign subsidiary is reflected as “other comprehensive income”, net of related tax. Comprehensive income for the years ended December 31, 2004, 2003 and 2002 was $13,161, $15,420 and $7,062 respectively, which included translation adjustments of $431, $621and $72 for the respective periods.

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

Income Taxes — Deferred income taxes are recorded for the temporary differences between the financial statement and tax bases of assets and liabilities using current tax rates. Valuation allowances are established against deferred tax assets whenever circumstances indicate that it is more likely than not that such assets will not be realized in future periods.

Stock-Based Employee Compensation: Stock-based compensation is accounted for using the intrinsic value-based method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. Under APB No. 25, because the exercise price of a company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

SFAS No. 123, Accounting for Stock-Based Compensation, establishes a fair value-based method of accounting for employee stock-based compensation plans and encourages companies to adopt that method. However, it also allows companies to continue to apply the intrinsic value-based method currently prescribed under APB No. 25. The Company has chosen to continue to report stock-based compensation in accordance with APB No. 25, and provides the following pro forma disclosure of the effects of applying the fair value method to all applicable awards granted. Under APB No. 25 and related interpretations, no compensation cost has been recognized for the Company’s stock options. Had compensation cost for the Company’s stock options been determined based on the fair value at the grant date for those awards as permitted (but not required) under the alternative method of SFAS No. 123, the Company’s results of operations and related per share amounts would have been reduced to the pro forma amounts indicated below.

	2004	2003	2002
Net income as reported	$12,730	$14,799	$6,990

Deduct stock-based employee
compensation expense determined
under fair value based method
for all applicable awards granted, net of tax	3,453	1,726	2,795

Pro forma net income	$ 9,277	$13,073	$4,195

Net income per share:
Reported
Basic	$ 0.93	$ 1.11	$ 0.55

Diluted	$ 0.89	$ 1.05	$ 0.51

Pro forma
Basic	$ 0.68	$ 0.98	$ 0.33

Diluted	$ 0.65	$ 0.92	$ 0.31

The Company issued stock option grants for underlying shares of 596, 624 and 596, at exercise prices of $22.37, $11.80 and $19.97, in 2004, 2003 and 2002, respectively. Each of the stock option grants has a (i) five year life; (ii) is immediately exercisable with respect to 50 percent of the underlying shares; and (iii) becomes exercisable with respect to the remaining 50 percent on the first anniversary date of the grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used for options granted in 2004, 2003 and 2002 included no dividend yield for the periods, expected volatility of approximately 58%, 60% and 48% for 2004, 2003 and 2002, respectively, a risk-free interest rate of approximately 2.06%, 1.92% and 3.62% for 2004, 2003 and 2002, respectively, and an option duration of 3.7, 3.5 and 4.1 years for 2004, 2003 and 2002, respectively.

Recently Issued Accounting Pronouncements — Consolidation of Variable Interest Entities — On January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued FIN No. 46 (Revised) (“FIN No. 46-R”) to address certain FIN implementation issues. This interpretation clarifies the application of Accounting Research Bulletin No. 51,

Consolidated Financial Statements for companies that have interests in entities that are Variable Interest Entities (“VIE”) as defined under FIN No. 46. According to this interpretation, if a company has an interest in a VIE and is at risk for a majority of the VIE’s losses or receives a majority of the VIE’s expected gains it shall consolidate the VIE. FIN No. 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation was effective no later than the end of the first interim or reporting period ended March 31, 2004, except for those VIE’s that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim period or reporting period ended after December 15, 2003. As of December 31, 2004, the Company did not have an interest in any VIE’s, and accordingly, the adoption of the provisions of this interpretation by the Company did not have a material effect on its consolidated financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123-R”). SFAS No.123-R is a revision of SFAS No. 123, as amended, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No.123-R eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS No. 123-R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123-R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.

The Company will adopt SFAS No. 123-R, effective with the beginning of its 2005 third quarter, using a modified prospective application. This application will require the Company to record compensation expense for all awards granted after the required effective date and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The provisions of SFAS No. 123-R are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, but early adoption is encouraged. The Company currently expects that the adoption of SFAS No. 123-R will not result in the recording of compensation expense in 2005 related to unvested stock options outstanding on July 1, 2005.

3. INVESTMENTS

Short-term investments consisted of the following as of:

	December 31,
	2004		2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Held-to-maturity - Government Bonds	$16,067	$16,060	$24,443	$24,443

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

Additionally, accounts receivable include amounts due from customers for advertising revenue earned from airing commercial spots on the 4Kids TV, as well as amounts due from clients for earned commissions and the cost of related media placed on their behalf in circumstances where the Company is assuming the liability for the client for such media. In such circumstances, the Company will record a corresponding liability for media payable.

Accounts receivable consisted of the following as of:

	December 31,
	2004	2003
Gross accounts receivable	$ 42,006	$ 41,347
Allowance for doubtful accounts	(1,188)	(1,542)

	40,818	39,805
Less long-term portion	901	2,662

	$ 39,917	$ 37,143

5. FILM AND TELEVISION COSTS

Film and television costs consisted of the following as of:

	December 31,
	2004	2003
Opening balance	$ 8,183	$ 5,653
Additions	11,145	12,473

	19,328	18,126
Amortization	(8,810)	(9,943)

Ending Balance	$ 10,518	$ 8,183

Development/Preproduction	$ 671	$ 353
Production	894	3,306
Completed not released	3,643	1,772
Completed released	5,310	2,752

	$ 10,518	$ 8,183

Amortization of capitalized film and television costs were $8,810, $9,943 and $4,991 in 2004, 2003 and 2002, respectively. Amortization expense for 2004, 2003 and 2002 includes write-downs of certain film and television costs of $132, $483 and $462, respectively. Based on management’s ultimate revenue estimates as of December 31, 2004, approximately 69% of the total completed and unamortized film and television costs are expected to be amortized during 2005, and over 90% of the total completed and unamortized film and television costs are expected to be amortized during the next three years.

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	December 31,
	2004	2003
Computer equipment and software	$1,489	$1,586
Machinery and equipment	2,231	1,481
Office furniture and fixtures	833	644
Leasehold improvements	2,807	2,793
Office equipment	190	190

	7,550	6,694
Less accumulated depreciation and
amortization	4,729	3,344

	$2,821	$3,350

7. REVENUES/MAJOR CUSTOMERS

Net revenues included in the accompanying consolidated statements of income are net of licensor participations of $72,531, $54,237 and $29,337 in 2004, 2003 and 2002, respectively.

The percentages of revenue from major properties and customers/licensees are as follows:

	Years Ended December 31,
	2004	2003	2002
Percentage of revenue derived from major properties (revenue in
excess of 10 percent of total revenue)	55%	69%	64%

Number of major properties	2	3	2

Percentage of revenue derived from major customers/licensees
(revenue in excess of 10 percent of total revenue)	18%	29%	40%

Number of major customers/licensees	1	1	2

As of December 31, 2004 and 2003, accounts receivable due from major customers/licensees listed above represented 14% and 23% of the Company’s total accounts receivable, respectively.

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

The provision for income taxes consisted of the following:

	Years Ended December 31,
	2004	2003	2002
Current tax expense:
Federal	$ 6,500	$ 8,747	$ 5,141
State and local	2,340	3,231	1,714

Foreign	(372)	495	10

Total current tax expense	8,468	12,473	6,865

Deferred tax expense (benefit):
Federal	114	(1,898)	(1,738)
State and local	18	(691)	(425)

Foreign	(8)	--	--

Total deferred tax (benefit) expense	124	(2,589)	(2,163)

Income tax expense	$ 8,592	$ 9,884	$ 4,702

F-12 The following is a summary reconciliation of the U.S. Federal statutory income tax rate to the Company’s effective income tax rate:

	2004	% of Pretax	2003	% of Pretax	2002	% of Pretax
Tax at Federal statutory rate	$ 7,463	35.0%	$ 8,639	35.0%	$ 4,092	35.0%
Increase (decrease) in:
State and local taxes - net	1,546	7.2	1,651	6.7	773	6.6
Other - net	(417)	(2.0)	(406)	(1.7)	(163)	(1.4)

Income tax expense	$ 8,592	40.2%	$ 9,884	40.0%	$ 4,702	40.2%

The income tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	2004	2003
Deferred Tax Assets:
Film and television costs	$1,436	$ 1,949
Accounts receivable allowances	448	627
Deferred rent	458	347
Property and Equipment	375	279

Gross deferred tax assets	$2,717	$ 3,202

Deferred Tax Liability:
Accrued minimum guarantees	$ 318	$ 679

Gross deferred tax liability	318	679

Net deferred tax asset	$2,399	$ 2,523

Amounts recognized in the Consolidated Balance
Sheets consists of:
Deferred tax asset (liability) - current	$ 158	$ (52)
Deferred tax asset - long term	2,241	2,575

Net deferred tax asset	$2,399	$ 2,523

Income tax benefits related to the exercise of stock options reduced current taxes payable and increased additional paid-in capital by $2,975, $5,988 and $5,083 in 2004, 2003 and 2002, respectively.

In accordance with SFAS No. 109, we have performed an evaluation of the recoverability of our deferred tax assets. It is our opinion that it is more likely than not that the deferred tax assets will be realized and should not be reduced by a valuation allowance.

The Company has determined that earnings through 2004 of approximately $5,415 from its foreign subsidiary will remain invested overseas for the indefinite future and, accordingly, no deferred tax liability has been recognized. If such earnings were to be repatriated, the income tax liability is estimated to be approximately $275.

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

Changes in the Company’s stock options for the three year period ended December 31, 2004 were as follows:

	2004		2003		2002
(Shares in thousands)	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, beginning of year	2,378	$ 11.89	2,597	$ 10.56	2,624	$ 7.05

Granted	596	22.37	624	11.80	596	19.97
Exercised	(447)	5.15	(830)	7.72	(588)	3.52
Cancelled	(131)	29.92	(13)	8.14	(35)	31.35

Options outstanding, end of year	2,396	$ 14.81	2,378	$ 11.89	2,597	$ 10.56
Options exercisable, end of year	2,104	$ 13.76	2,072	$ 11.91	2,376	$ 9.69

Under the Company’s stock option plans, options to purchase 735 shares of the Company’s common stock were available at December 31, 2004 for future issuance.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/04	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/04	Weighted Average Exercise Price
$ 0.7710 - $1.1565	420	1.6	$ 0.8125	420	$ 0.8125
$ 3.1042 - $ 4.6563	75	3.9	$ 3.1042	75	$ 3.1042
$ 8.9375 - $ 13.4060	688	3.6	$ 10.8247	688	$ 10.8247
$ 13.4061 - $20.1090	454	3.5	$ 19.8745	454	$ 19.8745
$ 20.1091 - $ 30.1635	659	3.9	$ 22.9346	367	$ 23.3849
$ 30.1636 - $ 33.2813	100	5.0	$ 33.2813	100	$ 33.2813

	2,396	3.4	$14.8105	2,104	$ 13.7600

10. EARNINGS PER SHARE

The Company applies SFAS No. 128, Earnings per Share, which requires the computation and presentation of earnings per share (“EPS”) to include basic and diluted EPS. Basic EPS is computed based solely on the weighted average number of common shares outstanding during the period. Diluted EPS reflects all potential dilution of common stock. The following table reconciles Basic EPS with Diluted EPS for the three years ended December 31, 2004.

	Year Ended 2004
	Net Income	Shares	Per Share
Basic earnings per share -
Income available to common
shareholders	$12,730	13,683,756	$ 0.93

Effect of dilutive security -
Stock options	--	651,587	(0.04)

Diluted earnings per share	$12,730	14,335,343	$ 0.89

F-14

	Year Ended 2003
	Net Income	Shares	Per Share
Basic earnings per share -
Income available to common
shareholders	$14,799	13,292,852	$ 1.11

Effect of dilutive security -
Stock options	--	863,439	(0.06)

Diluted earnings per share	$14,799	14,156,291	$ 1.05

	Year Ended 2002
	Net Income	Shares	Per Share
Basic earnings per share -
Income available to common

shareholders	$6,990	12,653,102	$ 0.55
Effect of dilutive security -
Stock options	--	1,073,540	(0.04)

Diluted earnings per share	$6,990	13,726,642	$ 0.51

For the years ended December 31, 2004, 2003 and 2002, approximately 1,168,100, 247,500 and 256,000 shares, respectively, attributable to the exercise of outstanding options, were excluded from the calculation of diluted EPS because the effect was antidilutive.

11. DEFINED CONTRIBUTION PLAN

The Company participates in a 401(k) plan covering substantially all employees. Benefits vest based on number of years of service. The Company’s policy is to match 25% of the first 6% of the covered employee’s annual salary, as defined by the plan. Contributions to the plan by the Company amounted to $158, $124 and $89 for the years ended December 31, 2004, 2003 and 2002, respectively.

12. COMMITMENTS AND CONTINGENCIES

a.	Bonus Plan — Bonuses under the Company’s Bonus Plan are based upon an amount of up to 10 percent of pretax profits. Key officers and employees, as designated by the Board of Directors, can be included in the Bonus Plan. For 2004, 2003 and 2002, the Board of Directors, under the Bonus Plan, awarded the Chairman and CEO of the Company approximately $900, $1,275 and $0, respectively. An additional amount of approximately $1,469, $1,466 and $0 under the Bonus Plan was granted to employees in 2004, 2003 and 2002, respectively.

b.	Leases — The Company leases certain office, administration and production facilities. Commitments for minimum rentals, not including common charges, under non-cancellable leases at the end of 2004 are as follows:

Year Ending December 31,	Amount
2005	1,754
2006	2,008
2007	1,310
2008	1,279
2009 and thereafter	1,558

$7,909

Rent expense for all operating leases charged against earnings amounted to $1,936, $1,611, and $1,497 in 2004, 2003 and 2002, respectively.

F-15

c.	Litigation (i) DSI Toys. During 2003, the Company’s subsidiary, Summit Media served as the media buying agency for DSI Toys, Inc. (“DSI”). On October 17, 2003, DSI filed a voluntary petition under Chapter 7 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. In January 2004, the Trustee for the bankruptcy estate of DSI (the “Trustee”) sent a letter to Summit Media alleging that DSI made payments to Summit Media totaling $1,159 (the “Amount”) during the ninety (90) day period prior to DSI’s bankruptcy filing and asserting that such payments constituted avoidable preference payments, and the Trustee formally demanded that Summit Media repay the Amount. The Company and the Trustee have entered into a settlement agreement pertaining to this matter which provides for the payment by the Company of $5 and a full release in favor of the Company, which has been approved by the Bankruptcy Court. A motion by the Trustee to dismiss the formal action against the Company is pending in the Bankruptcy Court.

(ii) Telamerica Cable Connect. During 2002, Summit Media entered into three (3) agreements with Telamerica Cable Connect (“TCC”) for the purchase of certain advertising units for broadcast use on the ABC Family, Cartoon Network and Nickelodeon cable stations. The agreements between Summit Media and TCC provided for a “ratings and Cost per Thousand (“CPM”) guarantee” for the media buys and required TCC to provide Summit Media with a summary affidavit analysis of the media buys. Summit Media paid TCC for the advertising units with respect to which TCC has provided confirmation of the delivery of the ratings and CPM guarantee set forth in the agreements. To date, TCC has been unable to provide Summit Media with appropriate documentation confirming the delivery of the ratings and CPM guarantee for the remainder of advertising units purchased by Summit Media. Summit Media has, therefore, refused to pay TCC for the advertising units with respect to which TCC has not provided confirmation of the ratings and CPM guarantee.

On September 27, 2004, TCC filed a Demand for Arbitration claiming that Summit Media owes approximately $234 plus interest for advertising purchased by Summit Media from TCC. Summit Media has denied the claim by TCC and asserted a counterclaim against TCC for up to $150. The Company believes that it has meritorious defenses to the claim asserted by TCC. The arbitration hearing has been scheduled for May 2005.

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

d.	Key Man Clause — Under the terms of the Company’s representation agreements (the “Agreements”) with Pokémon USA, Inc. (“PUI”) with respect to the Pokémon property and Nintendo of America, Inc. (“NOA”) with respect to the Nintendo properties, in the event that Alfred Kahn, the Chairman and CEO becomes unavailable due to death, disability, termination or a major change of duties and an acceptable replacement for Mr. Kahn is not found within a specified period of time, or there is a change in control of the Company resulting in a major change of duties for Mr. Kahn, PUI and NOA have the option to terminate their respective agreements with the Company. The Company would, however, continue to be paid on license agreements in place at the time such options were exercised.

e.	Employment Contracts — The Company has employment agreements and arrangements with its executive officers and certain management personnel. The agreements generally continue until terminated by the executive or the Company, and provide for severance payments under certain circumstances. The majority of the agreements and arrangements provide the employees with certain additional rights after a Change of Control (as defined) of the Company occurs. The agreements include a covenant against competition with the Company which extends for a period of time after termination for any reason. As of December 31, 2004, if all of the employees under contract were terminated by the Company without good cause or following a Change of Control, (as defined) under these contracts, the Company’s liability would be approximately $6,965 or $12,119, respectively.

These employment agreements provide for an aggregate minimum annual base compensation of $3,143 expiring on various dates through 2009.

f.	Deferred Revenue — Music Publishing — In July 2002, 4Kids Music granted a right to receive a 50% interest in the Company’s net share of the music revenues from currently existing music produced by the Company for its television programs (excluding Pokémon)(“Current Music Assets”) to an unaffiliated third party in an arms length transaction for $3,000. Further, the Company agreed to grant a right to receive a 50% interest in the Company’s net share of music revenues from future music to be produced by the Company for its television programs (excluding Pokémon) (” Future Music Assets”) to the same third party for $2,000. In consideration of the grant of Future Music Assets, the Company received $750 in June 2003 and $750 in June 2004 and will receive $500 in June 2005.

F-16

The Company has deferred all amounts received under the contract, and recognizes revenue as the Current Music Assets and Future Music Assets generate revenue over the contract term. Notwithstanding the foregoing, as of the date the Company has delivered all of the Future Music Assets required under the contract, any portion of the $5,000 that remains deferred and not recognized, will be recognized as revenue. Pursuant to the above, the Company recognized revenues of $632 and $390 for the years ended December 31, 2004 and 2003, respectively. The Company has included $3,164 and $3,046 as deferred revenue on the accompanying consolidated balance sheets as of December 31, 2004 and 2003, respectively.

Home Video – At various dates since May 2002, 4Kids Home Video, entered into various agreements with an unaffiliated third party home video distributor (the “Video Distributor”), pursuant to which 4Kids Home Video provides ongoing advertising, marketing and promotional services with respect to certain home video titles, that are owned or controlled by the Company and which are distributed by the Video Distributor. The Video Distributor has paid the Company advances of $3,670 ($370 during the year ended December 31, 2004) against 4Kids Home Video’s share of the distribution and service fee proceeds to be realized by 4Kids Home Video from such titles. Pursuant to the above, the Company recognized revenue of $337 and $2,187 for the years ended December 31, 2004 and 2003, respectively. The Company has included $433 and $400 as deferred revenue on the accompanying consolidated balance sheets as of December 31, 2004 and 2003, respectively.

Other Agreements — In addition, the Company entered into other agreements for various properties and advertising time on the 4Kids TV in which the Company has received certain advances and/or minimum guarantees. Accordingly, as of December 31, 2004 and 2003 the unearned portion of these advances and guaranteed payments were $3,258 and $4,624, respectively, and are included in deferred revenue on the accompanying consolidated balance sheets.

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

Under the terms of the Agreement, Licensee was required to pay a minimum royalty for the period from January 1, 2001 to December 31, 2003. Since all of the conditions under the Agreement were met and the full amount of the minimum guaranteed royalties were payable by the Licensee, the Company earned $7,500 over the period of the Agreement. The Company earned royalties relating to the Agreement of $2,500 in each of the years ended December 31, 2003 and 2002. During 2003, the Agreement was amended extending the term to December 31, 2006.

h.	4Kids TV Broadcast Agreement — In January 2002, the Company entered into a multi-year agreement with Fox to lease Fox’s Saturday morning programming block (the “Fox Box”). In December 2004, the Company rebranded the Fox Box to 4Kids TV. The Company provides substantially all programming content to be broadcast on 4Kids TV, which airs on Saturday mornings from 8am to 12pm eastern/pacific time (7am to 11am central time): and retains all of the revenue from network advertising sales for the four-hour time period. 4Kids Ad Sales, Inc., a wholly-owned subsidiary of the Company manages and accounts for the ad revenue and costs associated with 4Kids TV. The agreement has an initial term of four broadcast years beginning with the September 2002 broadcast year, with the Company having the option to extend the term for up to two additional broadcast years. 4Kids will pay a fee of $25,312 for each broadcast year during the initial term of the agreement.

The agreement provided for 50% of the fee for the first broadcast season to be paid within ten days of the execution of the short form agreement in February 2002, with the balance of the fee for the first broadcast year payable in four equal installments in September 2002, December 2002, February 2003 and April 2003. The fee for each subsequent broadcast year is payable 50% in the June preceding the beginning of the broadcast year (which begins in September) with the balance of the fee for the broadcast year payable in four equal installments in September, December, February and April. All payments required to be made on or prior to March 15, 2004 have been made. Additionally, the agreement requires the Company to establish a $25,000 letter of credit for the benefit of Fox, which letter of credit may be reduced by the Company as installments of

F-17

the final year’s fee are paid. As of December 31, 2004, the Company had received a commitment from a bank for the letter of credit, but the letter of credit had not been issued pending completion of the long form agreement with Fox. Upon the issuance of the letter of credit, the Company will grant a security interest in its cash balances to the issuing bank to secure the amount of such letter of credit and will appropriately disclose these amounts as restricted cash in its consolidated financial statements.

The cost of 4Kids TV is capitalized and amortized over each broadcast year based on estimated advertising revenue for the related broadcast year. The Company recorded amortization expense of $27,859 and $27,003 for the years ended December 31, 2004 and 2003, respectively. During 2004, the Company had paid Fox and certain Fox affiliates $6,934 and $19,228 attributable to the second and third year’s broadcast fees, respectively, and during 2003, the Company had paid Fox and certain Fox affiliates $6,328 and $19,506 attributable to the first and second year’s broadcast fee, respectively. The unamortized portion of these fees of $6,991 and $8,688, are included in “Prepaid 4Kids TV broadcast fee” on the accompanying consolidated balance sheets as of December 31, 2004 and 2003, respectively.

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

As of December 31, 2004, the minimum guaranteed payment obligations under the 4Kids TV Broadcast Agreement are as follows:

Year ending December 31,	Amount
2005	$25,312
2006	6,326

Total	$31,638

The Company’s ability to recover the cost of its fee payable to Fox will depend on the popularity of the television programs the Company broadcasts on 4Kids TV and the general market demand and pricing of advertising time for Saturday morning children’s broadcast television. The popularity of such programs impacts audience levels and the level of the network advertising rates that the Company can charge. Additionally, the success of merchandise licensing programs and home video sales based on such television programs broadcast on 4Kids TV is dependent on consumer acceptance of the properties. If the Company estimates that it will be unable to generate sufficient future revenue from advertising sales, home video sales and merchandising licensing at levels to cover the cost of its contractual obligation to Fox, the Company would record a charge to earnings to reflect an expected loss on the Fox agreement in the period in which the deficiency or factors affecting the recoverability of the fee payable become known. The Company will be required to make certain assumptions and estimates about future events such as advertising rates and audience viewing levels in evaluating its ability to recover the cost of the 4Kids TV fee. Such estimates and assumptions are subject to market forces and factors beyond the control of the Company and are inherently subject to change. There can be no assurance that the Company will be able to recover the full cost of the 4Kids TV fee and in the event it cannot, it would record the resulting charge to earnings to reflect an expected loss on the 4Kids TV fee, which could be significant.

i.	Contractual Arrangements — During the normal course of business, the Company may enter into various agreements with third parties to license, acquire, distribute, broadcast, develop and/or promote properties. The terms of these agreements will vary based on the services and/or properties included within the agreement, as well as, geographic restrictions, duration, property and exploitation condition and results of operations.

j.	Stock Purchases — In the third quarter of 2004, the Company completed the purchase of 750,000 shares of the Company’s stock at an average price of $19.93 per share that had previously been authorized by the Board of Directors in November 2003. In November 2004, the Board of Directors authorized the Company to purchase up to 1,000,000 additional shares of the Company’s common stock from time to time through December 31, 2005 in the open market or through negotiated prices. Such purchases are to be made out of the Company’s surplus. No such purchases relating to the additional 1,000,000 shares were made by the Company during 2004. Subsequent to December 31, 2004, 350,000 additional shares were purchased at an average price of $19.00 per share.

13. SEGMENT AND RELATED INFORMATION

The Company applies SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company has three reportable segments; (i) Licensing, (ii) Advertising Media and Broadcast, and (iii) Television and Film Production/Distribution. The Company’s reportable segments are strategic business units, which, while managed separately, work together as a vertically integrated entertainment company. The Company’s management regularly evaluates the performance of each segment based on its net revenues, profit and loss after all expenses, including amortized film, television costs and the 4Kids TV broadcast fee and interest income.

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

	Licensing	Advertising Media and Broadcast	TV and Film Production/ Distribution	Total
2004:
Net revenues from external customers	$ 49,903	$ 24,113	$29,290	$103,306
Amortization of televsion
and film costs and 4Kids TV
broadcast fee	--	27,859	8,810	36,669
Segment profit (loss)	31,268	(13,235)	3,289	21,322
Segment assets	160,114	21,089	23,812	205,015
Interest income	1,444	25	--	1,469
2003:
Net revenues from external customers	$ 54,842	$ 22,544	$24,693	$102,079
Amortization of television
and film costs and 4Kids TV
broadcast fee	--	27,003	9,943	36,946
Segment profit (loss)	37,085	(14,583)	2,181	24,683
Segment assets	152,117	20,366	20,797	193,280
Interest income	1,094	18	--	1,112
2002:
Net revenues from external customers	$ 28,937	$ 11,200	$13,003	$ 53,140
Amortization of television
and film costs and 4Kids TV
broadcast fee	--	9,444	4,911	14,355
Segment profit (loss)	16,862	(6,613)	1,443	11,692
Segment assets	121,442	26,417	14,980	162,839
Interest income	1,619	37	--	1,656

Additionally, through the Company’s London office and network of international subagents, which allow it to license its properties throughout the world, the Company recognized net revenues from international sources primarily in Europe, of $8,949, $10,315 and $3,161 for the years ended 2004, 2003 and 2002, respectively.

14. SUMMARIZED QUARTERLY DATA (UNAUDITED):

Following is a summary of the quarterly results of operations for the years ended December 31, 2004 and 2003:

	Fiscal Quarter
	First	Second	Third	Fourth	Total
2004:
Net revenues	$22,467	$22,097	$24,682	$34,060	$103,306
Income from operations	4,996	3,080	3,860	7,917	19,853
Net income	3,167	2,043	2,531	4,989	12,730
Basic earnings per share	$ 0.23	$ 0.15	$ 0.19	$ 0.37	$ 0.93
Diluted earnings per share	$ 0.22	$ 0.14	$ 0.18	$ 0.36	$ 0.89
2003:

Net revenues	$20,978	$23,369	$25,334	$32,398	$102,079
Income from operations	4,626	5,818	4,481	8,646	23,571
Net income	2,970	3,645	2,867	5,317	14,799
Basic earnings per share	$ 0.23	$ 0.28	$ 0.22	$ 0.39	$ 1.11
Diluted earnings per share	$ 0.21	$ 0.26	$ 0.20	$ 0.36	$ 1.05

Quarterly amounts for earnings per share may not agree to annual amount due to rounding. _________________ F-20