Form 10-K/A
period 2004-12-31
4 KIDS ENTERTAINMENT INC
filed 2005-03-18
CIK 58592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

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

Common Stock, $.01 par value

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☒ No ☐

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value	13,311,768
(Title of Class)	(No. of Shares Outstanding at March 15, 2005)

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 2005 are incorporated by reference into Part III of this Annual Report  on Form 10-K

Explanatory Note:

This Form 10-K/A is being filed to include the correct Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data.  On March 17, 2005, the Company was informed by its auditors, that they had inadvertently provided an incorrect version of their Report of Independent Registered Public Accounting Firm included in the Form 10-K filed on March 16, 2005. The Report of Independent Registered Public Accounting Firm that was filed with the Form 10-K on March 16, 2005, included language in the second paragraph relating to internal control over financial reporting and language in the third paragraph relating to financial statement schedules.  That language has been deleted from the Report being filed with this Form 10-K/A.

Item 8.    Financial Statements and Supplementary Data

The Report of Registered Public Independent Accounting Firm, our Consolidated Financial Statements and Notes thereto appear in a separate section of this Form 10-K/A (beginning on Page F-1 following Part IV). The index to our Consolidated Financial Statements is included in Item 15 in the Form 10-K filed on March 16, 2005.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 18, 2005

/s/ Joseph P. Garrity
Joseph P. Garrity,
Executive Vice President,
Treasurer, Principal Financial
Officer, Principal Accounting
Officer and Director

3

INDEX OF EXHIBITS

Exhibit Number	Description	Page Number

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Joint Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

4

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

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 and 2003

(In thousands of dollars, except share data)

	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$111,759	$95,136
Investments	16,067	24,443
Total cash and investments	127,826	119,579
Accounts receivable - net	39,917	37,143
Prepaid 4Kids TV broadcast fee, net of accumulated amortization of $64,306 and $36,447 in 2004 and 2003, respectively	6,991	8,688
Prepaid income taxes	3,074	2,670
Prepaid expenses and other current assets	1,759	1,690
Deferred income taxes	158	—
Total current assets	179,725	169,770

PROPERTY AND EQUIPMENT - NET	2,821	3,350

OTHER ASSETS:
Accounts receivable - noncurrent, net	901	2,662
Investment in equity securities	726	726
Film and television costs - net	10,518	8,183
Deferred income taxes - noncurrent	2,241	2,575
Other assets – net	8,083	6,014
TOTAL ASSETS	$205,015	$193,280

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Due to licensors	$16,859	$11,835
Media payable	3,723	2,178
Accounts payable and accrued expenses	12,589	9,706
Deferred revenue	6,855	8,070
Deferred income taxes	—	52
Total current liabilities	40,026	31,841

DEFERRED RENT	1,011	952
Total liabilities	41,037	32,793

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value - authorized, 3,000,000 shares; none issued	—	—
Common stock, $.01 par value - authorized, 40,000,000 shares; issued, 14,411,768 and 13,965,343 shares; outstanding 13,661,768 and 13,965,343 shares in 2004 and 2003, respectively	144	140
Additional paid-in capital	58,068	52,798
Accumulated other comprehensive income	1,124	693
Retained earnings	119,586	106,856
	178,922	160,487
Less- cost of 750,000 treasury shares	14,944	—
	163,978	160,487

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$205,015	$193,280

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(In thousands of dollars, except share data)

	2004	2003	2002

NET REVENUES	$103,306	$102,079	$53,140

COSTS AND EXPENSES:
Selling, general and administrative	36,755	33,743	25,374
Production service costs	10,029	7,819	3,375
Amortization of television and film costs and 4Kids TV broadcast fee	36,669	36,946	14,355
Total costs and expenses	83,453	78,508	43,104

INCOME FROM OPERATIONS	19,853	23,571	10,036

INTEREST INCOME	1,469	1,112	1,656

INCOME BEFORE INCOME TAXES	21,322	24,683	11,692

INCOME TAXES	8,592	9,884	4,702
NET INCOME	$12,730	$14,799	$6,990

PER SHARE AMOUNTS:
Basic earnings per common share	$0.93	$1.11	$0.55

Diluted earnings per common share	$0.89	$1.05	$0.51

Weighted average common shares outstanding - basic	13,683,756	13,292,852	12,653,102

Weighted average common shares outstanding - diluted	14,335,343	14,156,291	13,726,642

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(In thousands of dollars and shares)

					Accumulated
			Additional		Other	Less:
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income	Stock	Total

BALANCE, DECEMBER 31, 2001	12,547	$125	$33,266	$85,067	$—	$—	$118,458
Proceeds from exercise of stock options	588	6	2,062	—	—	—	2,068
Tax benefit from exercise of stock options	—	—	5,083	—	—	—	5,083
Comprehensive income:
Net income	—	—	—	6,990	—	—	6,990
Translation adjustment	—	—	—	—	72	—	72

Total comprehensive income	—	—	—	—	—	—	7,062

BALANCE, DECEMBER 31, 2002	13,135	$131	$40,411	$92,057	$72	$—	$132,671
Proceeds from exercise of stock options	830	9	6,399	—	—	—	6,408
Tax benefit from exercise of stock options	—	—	5,988	—	—	—	5,988
Comprehensive income:						—
Net income	—	—	—	14,799	—	—	14,799
Translation adjustment	—	—	—	—	621	—	621

Total comprehensive income	—	—	—	—	—	—	15,420

BALANCE, DECEMBER 31, 2003	13,965	$140	$52,798	$106,856	$693	$—	$160,487
Proceeds from exercise of stock options	446	4	2,295	—	—	—	2,299
Tax benefit from exercise of stock options	—	—	2,975	—	—	—	2,975
Acquisition of treasury stock, at cost	—	—	—	—	—	(14,944)	(14,944)
Comprehensive income:
Net income	—	—	—	12,730	—	—	12,730
Translation adjustment	—	—	—	—	431	—	431

Total comprehensive income	—	—	—	—	—	—	13,161

BALANCE, DECEMBER 31, 2004	14,411	$144	$58,068	$119,586	$1,124	$(14,944)	$163,978

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(In thousands of dollars)

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,730	$14,799	$6,990
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,385	1,855	865
Amortization of television and film costs and 4Kids TV broadcast fee	36,669	36,946	14,355
Provision for (recovery of) doubtful accounts	(354)	120	901
Deferred income taxes	124	(2,589)	(2,163)
Tax benefit on exercise of stock options	2,975	5,988	5,083
Changes in operating assets and liabilities:
Accounts receivable	(659)	4,655	(31,166)
Film and television costs	(11,145)	(12,473)	(6,382)
Prepaid income taxes	(404)	(1,035)	1,949
Prepaid Fox broadcast fee	(26,162)	(25,834)	(19,301)
Prepaid expenses and other current assets	(69)	2,181	172
Other assets - net	(2,069)	(4,369)	(1,058)
Due to licensors	5,024	2,772	(7,849)
Media payable	1,545	(3,435)	4,025
Accounts payable and accrued expenses	2,883	(70)	5,561
Deferred revenue	(1,215)	4,094	3,879
Deferred rent	59	195	517

Net cash provided by (used in) operating activities	21,317	23,800	(23,622)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investments	54,529	57,706	41,366
Purchase of investments	(46,153)	(71,362)	(42,998)
Purchase of property and equipment	(856)	(749)	(2,619)

Net cash provided by (used in) investing activities	7,520	(14,405)	(4,251)
CASH FLOWS FROM FINANCING ACTIVITIES -
Proceeds from exercise of stock options	2,299	6,408	2,068
Purchase of treasury shares	(14,944)	—	—

Net cash (used in) provided by financing activities	(12,645)	6,408	2,068
EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	431	621	72

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,623	16,424	(25,733)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	95,136	78,712	104,445

CASH AND CASH EQUIVALENTS, END OF YEAR	$111,759	$95,136	$78,712

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
Income Taxes	$5,941	$7,874	$1,874

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

Licensing - The Company’s wholly-owned subsidiary, 4Kids Entertainment Licensing, Inc. (“4Kids Licensing”), is engaged in the business of licensing the merchandising rights to popular children’s television series, properties and product concepts (collectively the “Properties”). 4Kids Licensing typically acts as exclusive merchandising agent in connection with the grant to third parties of licenses to manufacture and sell all types of merchandise, including toys, videogames, trading cards, apparel, housewares, footwear, books and other published materials, based on such Properties.  4Kids Entertainment International, Ltd. (“4Kids International”), the Company’s wholly-owned subsidiary based in London, manages the Properties represented by the Company in the United Kingdom and European marketplaces.  Licensing revenues accounted for approximately 49%, 54% and 54% of consolidated net revenues for the years ended December 31, 2004, 2003 and 2002, respectively.

4Kids Technology, Inc., a wholly-owned subsidiary, develops ideas and concepts for licensing which integrate new and existing technologies with traditional game and toy play patterns. Websites 4Kids, Inc., a wholly-owned subsidiary, specializes in website development by creating websites designed to enhance and support the marketing of children’s properties represented by the Company.

Advertising Media and Broadcast - The Company, through a multi-year agreement with Fox leases Fox’s Saturday morning programming block from 8am to 12pm eastern/pacific time (7am to 11am central time).  In January, 2005, the Company changed the name of the Saturday morning programming block from Fox Box to 4Kids TV.  The Company provides substantially all programming content to be broadcast on 4Kids TV. 4Kids Ad Sales, Inc., a wholly-owned subsidiary of the Company, retains all of the revenue from its sale of network advertising time for the four-hour time period.

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

Impairment Of Long-Lived And Intangible Assets - As required by Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (which the Company adopted on January 2, 2002), the Company assesses the recoverability of long-lived assets for which an indicator of impairment exists. The recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. Fair value of long-lived assets is determined using the expected cash flows discounted at a rate commensurate with the risk involved. The Company believes that the future cash flows to be received from our long-lived assets will exceed the respective assets’ carrying value, and accordingly has not recorded any impairment losses through December 31, 2004.

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

Prepaid 4Kids TV Broadcast Fee - The Company has capitalized the broadcast fee paid to Fox and amortized the amount over the broadcast season based on estimated advertising revenue.  During 2004, the Company had paid Fox and certain affiliates $6,934 and $19,228 attributable to the second and third year’s broadcast fees, respectively, and during 2003, the Company had paid Fox and certain affiliates $6,328 and $19,506 attributable to the first and second year’s broadcast fee, respectively. The unamortized portion of these fees of $6,991 and $8,688, are included in “Prepaid 4Kids TV broadcast fee” on the accompanying consolidated balance sheets as of December 31, 2004 and 2003, respectively.

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

	2004	2003	2002

Net income as reported	$12,730	$14,799	$6,990

Deduct stock-based employee compensation expense determined under fair value based method for all applicable awards granted, net of tax	3,453	1,726	2,795
Pro forma net income	$9,277	$13,073	$4,195

Net income per share:
Reported
Basic	$0.93	$1.11	$0.55
Diluted	$0.89	$1.05	$0.51

Pro forma
Basic	$0.68	$0.98	$0.33
Diluted	$0.65	$0.92	$0.31

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

Recently Issued Accounting Pronouncements - Consolidation of Variable Interest Entities — On January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued FIN No. 46 (Revised) (“FIN No. 46-R”) to address certain FIN implementation issues.  This interpretation clarifies the application of Accounting Research Bulletin No. 51,

Consolidated Financial Statements for companies that have interests in entities that are Variable Interest Entities (“VIE”) as defined under FIN No. 46.  According to this interpretation, if a company has an interest in a VIE and is at risk for a majority of the VIE’s losses or receives a majority of the VIE’s expected gains it shall consolidate the VIE.  FIN No. 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders.  For entities acquired or created before February 1, 2003, this interpretation was effective no later than the end of the first interim or reporting period ended March 31, 2004, except for those VIE’s that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim period or reporting period ended after December 15, 2003. As of December 31, 2004, the Company did not have an interest in any VIE’s, and accordingly, the adoption of the provisions of this interpretation by the Company did not have a material effect on its consolidated financial position or results of operations.

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

3. INVESTMENTS

Short-term investments consisted of the following as of:

	December 31,
	2004		2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Held-to-maturity – Government Bonds	$16,067	$16,060	$24,443	$24,443

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

Accounts receivable consisted of the following as of:

	December 31,
	2004	2003

Gross accounts receivable	$42,006	$41,347
Allowance for doubtful accounts	(1,188)	(1,542)
	40,818	39,805
Less long-term portion	901	2,662
	$39,917	$37,143

5. FILM AND TELEVISION COSTS

Film and television costs consisted of the following as of:

	December 31,
	2004	2003

Opening balance	$8,183	$5,653
Additions	11,145	12,473
	19,328	18,126
Amortization	(8,810)	(9,943)
Ending Balance	$10,518	$8,183

Development/Preproduction	$671	$353
Production	894	3,306
Completed not released	3,643	1,772
Completed released	5,310	2,752
	$10,518	$8,183

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

The provision for income taxes consisted of the following:

	Years Ended December 31,
	2004	2003	2002

Current tax expense:
Federal	$6,500	$8,747	$5,141
State and local	2,340	3,231	1,714
Foreign	(372)	495	10

Total current tax expense	8,468	12,473	6,865

Deferred tax expense/ (benefit):
Federal	114	(1,898)	(1,738)
State and local	18	(691)	(425)
Foreign	(8)	—	—

Total deferred tax (benefit) expense	124	(2,589)	(2,163)

Income tax expense	$8,592	$9,884	$4,702

The following is a summary reconciliation of the U.S. Federal statutory income tax rate to the Company’s effective income tax rate:

	2004	% of Pretax	2003	% of Pretax	2002	% of Pretax

Tax at Federal statutory rate	$7,463	35.0%	$8,639	35.0%	$4,092	35.0%
Increase (decrease) in:
State and local taxes - net	1,546	7.2	1,651	6.7	773	6.6
Other - net	(417)	(2.0)	(406)	(1.7)	(163)	(1.4)

Income tax expense	$8,592	40.2%	$9,884	40.0%	$4,702	40.2%

The income tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	2004	2003

Deferred Tax Assets:
Film and television costs	$1,436	$1,949
Accounts receivable allowances	448	627
Deferred rent	458	347
Property and Equipment	375	279
Gross deferred tax assets	$2,717	$3,202

Deferred Tax Liability:
Accrued minimum guarantees	$318	$679
Gross deferred tax liability	318	679
Net deferred tax asset	$2,399	$2,523

Amounts recognized in the Consolidated Balance Sheets consists of:
Deferred tax asset (liability) – current	$158	$(52)
Deferred tax asset – long term	2,241	2,575

Net deferred tax asset	$2,399	$2,523

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

Company’s options have all been granted at an exercise price per share equal to the fair market value of the common stock as of the grant date.

Changes in the Company’s  stock options for the three year period ended December 31, 2004 were as follows:

	2004		2003		2002
(Shares in thousands)	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Options outstanding, beginning of year	2,378	$11.89	2,597	$10.56	2,624	$7.05
Granted	596	22.37	624	11.80	596	19.97
Exercised	(447)	5.15	(830)	7.72	(588)	3.52
Cancelled	(131)	29.92	(13)	8.14	(35)	31.35

Options outstanding, end of year	2,396	$14.81	2,378	$11.89	2,597	$10.56

Options exercisable, end of year	2,104	$13.76	2,072	$11.91	2,376	$9.69

Under the Company’s stock option plans, options to purchase 735 shares of the Company’s common stock were available at December 31, 2004 for future issuance.

			Options Outstanding			Options Exercisable
					Weighted		Weighted
			Number	Weighted Average	Average	Number	Average
Range of			Outstanding	Remaining	Exercise	Exercisable	Exercise
Exercise Prices			at 12/31/04	Contractual Life	Price	at 12/31/04	Price

$ 0.7710	-	$ 1.1565	420	1.6	$0.8125	420	$0.8125
$ 3.1042	-	$ 4.6563	75	3.9	$3.1042	75	$3.1042
$ 8.9375	-	$ 13.4060	688	3.6	$10.8247	688	$10.8247
$ 13.4061	-	$ 20.1090	454	3.5	$19.8745	454	$19.8745
$ 20.1091	-	$ 30.1635	659	3.9	$22.9346	367	$23.3849
$ 30.1636	-	$ 33.2813	100	5.0	$33.2813	100	$33.2813
			2,396	3.4	$14.8105	2,104	$13.7600

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

	Year Ended 2004
	Net Income	Shares	Per Share
Basic earnings per share -
Income available to common shareholders	$12,730	13,683,756	$0.93

Effect of dilutive security -
Stock options		651,587	(0.04)

Diluted earnings per share	$12,730	14,335,343	$0.89

	Year Ended 2003
	Net Income	Shares	Per Share
Basic earnings per share -
Income available to common shareholders	$14,799	13,292,852	$1.11

Effect of dilutive security -
Stock options		863,439	(0.06)

Diluted earnings per share	$14,799	14,156,291	$1.05

	Year Ended 2002
	Net Income	Shares	Per Share
Basic earnings per share -
Income available to common shareholders	$6,990	12,653,102	$0.55

Effect of dilutive security -
Stock options		1,073,540	(0.04)

Diluted earnings per share	$6,990	13,726,642	$0.51

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

12. COMMITMENTS AND CONTINGENCIES

a.                          Bonus Plan - Bonuses under the Company’s Bonus Plan are based upon an amount of up to 10 percent of pretax profits. Key officers and employees, as designated by the Board of Directors, can be included in the Bonus Plan.    For 2004, 2003 and 2002, the Board of Directors, under the Bonus Plan, awarded the Chairman and CEO of the Company approximately $900, $1,275 and $0, respectively. An additional amount of approximately $1,469, $1,466 and $0 under the Bonus Plan was granted to employees in 2004, 2003 and 2002, respectively.

b.                          Leases - The Company leases certain office, administration and production facilities. Commitments for minimum rentals, not including common charges, under non-cancellable leases at the end of 2004 are as follows:

Year Ending
December 31,	Amount

2005	$1,754
2006	2,008
2007	1,310
2008	1,279
2009 and thereafter	1,558
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

d.              Key Man Clause - Under the terms of the Company’s representation agreements (the “Agreements”) with Pokémon USA, Inc. (“PUI”) with respect to the Pokémon property and Nintendo of America, Inc. (“NOA”) with respect to the Nintendo properties, in the event that Alfred Kahn, the Chairman and CEO becomes unavailable due to death, disability, termination or a major change of duties and an acceptable replacement for Mr. Kahn is not found within a specified period of time, or there is a change in control of the Company resulting in a major change of duties for Mr. Kahn, PUI and NOA have the option to terminate their respective agreements with the Company. The Company would, however, continue to be paid on license agreements in place at the time such options were exercised.

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

f.                  Deferred Revenue - Music Publishing - In July 2002, 4Kids Music granted a right to receive a 50% interest in the Company’s net share of the music revenues from currently existing music produced by the Company for its television programs (excluding Pokémon)(“Current Music Assets”) to an unaffiliated third party in an arms length transaction for $3,000. Further, the Company agreed to grant a right to receive a 50% interest in the Company’s net share of music revenues from future music to be produced by the Company for its television programs (excluding Pokémon) (“ Future Music Assets”) to the same third party for $2,000. In consideration of the grant of Future Music Assets, the Company received $750 in June 2003 and $750 in June 2004 and will receive $500 in June 2005.

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

Other Agreements - In addition, the Company entered into other agreements for various properties and advertising time on the 4Kids TV in which the Company has received certain advances and/or minimum guarantees. Accordingly, as of December 31, 2004 and 2003 the unearned portion of these advances and guaranteed payments were $3,258 and $4,624, respectively, and are included in deferred revenue on the accompanying consolidated balance sheets.

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

h.              4Kids TV  Broadcast Agreement - In January 2002, the Company entered into a multi-year agreement with Fox to lease Fox’s Saturday morning programming block (the “Fox Box”).  In December 2004, the Company rebranded the Fox Box to 4Kids TV.  The Company provides substantially all programming content to be broadcast on 4Kids TV, which airs on Saturday mornings from 8am to 12pm eastern/pacific time (7am to 11am central time): and retains all of the revenue from network advertising sales for the four-hour time period.  4Kids Ad Sales, Inc., a wholly-owned subsidiary of the Company manages and accounts for the ad revenue and costs associated with 4Kids TV.  The agreement has an initial term of four broadcast years beginning with the September 2002 broadcast year, with the Company having the option to extend the term for up to two additional broadcast years. 4Kids will pay a fee of $25,312 for each broadcast year during the initial term of the agreement.

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

j.                  Stock Purchases - In the third quarter of 2004, the Company completed the purchase of 750,000 shares of the Company’s stock at an average price of $19.93 per share that had previously been authorized by the Board of Directors in November 2003. In November 2004, the Board of Directors authorized the Company to purchase up to 1,000,000 additional shares of the Company’s common stock from time to time through December 31, 2005 in the open market or through negotiated prices.  Such purchases are to be made out of the Company’s surplus. No such purchases relating to the additional 1,000,000 shares were made by the Company during 2004.  Subsequent to December 31, 2004, 350,000 additional shares were purchased at an average price of $19.00 per share.

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

	Licensing	Advertising Media and Broadcast	TV and Film Production/ Distribution	Total

2004:
Net revenues from external customers	$49,903	$24,113	$29,290	$103,306
Amortization of televsion and film costs and 4Kids TV broadcast fee	—	27,859	8,810	36,669
Segment profit (loss)	31,268	(13,235)	3,289	21,322
Segment assets	160,114	21,089	23,812	205,015
Interest income	1,444	25	—	1,469

2003:
Net revenues from external customers	$54,842	$22,544	$24,693	$102,079
Amortization of television and film costs and 4Kids TV broadcast fee	—	27,003	9,943	36,946
Segment profit (loss)	37,085	(14,583)	2,181	24,683
Segment assets	152,117	20,366	20,797	193,280
Interest income	1,094	18	—	1,112

2002:
Net revenues from external customers	$28,937	$11,200	$13,003	$53,140
Amortization of television and film costs and 4Kids TV broadcast fee	—	9,444	4,911	14,355
Segment profit (loss)	16,862	(6,613)	1,443	11,692
Segment assets	121,442	26,417	14,980	162,839
Interest income	1,619	37	—	1,656

Additionally, through the Company’s London office and network of international subagents, which allow it to license its properties throughout the world, the Company recognized net revenues from international sources primarily in Europe, of $8,949, $10,315 and $3,161 for the years ended 2004, 2003 and 2002, respectively.

14. SUMMARIZED QUARTERLY DATA (UNAUDITED):

Following is a summary of the quarterly results of operations for the years ended December 31, 2004 and 2003:

	Fiscal Quarter
	First	Second	Third	Fourth	Total
2004:
Net revenues	$22,467	$22,097	$24,682	$34,060	$103,306
Income from operations	4,996	3,080	3,860	7,917	19,853
Net income	3,167	2,043	2,531	4,989	12,730
Basic earnings per share	$0.23	$0.15	$0.19	$0.37	$0.93
Diluted earnings per share	$0.22	$0.14	$0.18	$0.36	$0.89

2003:
Net revenues	$20,978	$23,369	$25,334	$32,398	$102,079
Income from operations	4,626	5,818	4,481	8,646	23,571
Net income	2,970	3,645	2,867	5,317	14,799
Basic earnings per share	$0.23	$0.28	$0.22	$0.39	$1.11
Diluted earnings per share	$0.21	$0.26	$0.20	$0.36	$1.05

Quarterly amounts for earnings per share may not agree to annual amount due to rounding.

******