Form 10-Q
period 2005-03-31
4 KIDS ENTERTAINMENT INC
filed 2005-05-10
CIK 58592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

      At May 9, 2005, the number of shares outstanding of the Registrant’s common stock, par value $.01 per share, was 13,329,143.

4Kids Entertainment, Inc. and Subsidiaries

Table of Contents

Page #

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2005 (Unaudited) and December 31, 2004	2

	Consolidated Statements of Income for the three months ended March 31, 2005 and 2004 (Unaudited)	3

	Consolidated Statements of Stockholders' Equity and Comprehensive Income for the three months ended March 31, 2005 (Unaudited) and the year ended December 31, 2004	4

	Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004 (Unaudited)	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	20

Part II—OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 6.	Exhibits	22

Signatures	23

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2005 AND DECEMBER 31, 2004
(In thousands of dollars, except share data)

ASSETS	2005	2004
CURRENT ASSETS:	(Unaudited)
Cash and cash equivalents	$ 99,734	$111,759
Investments	31,016	16,067

Total cash and investments	130,750	127,826
Accounts receivable - net	26,423	39,917
Prepaid 4Kids TV broadcast fee, net of accumulated amortization
of $68,893 and $64,306 in 2005 and 2004, respectively	5,832	6,991
Prepaid income taxes	1,604	3,074
Prepaid expenses and other current assets	1,865	1,759
Deferred income taxes	475	158

Total current assets	166,949	179,725

PROPERTY AND EQUIPMENT - NET	2,788	2,821

OTHER ASSETS:
Accounts receivable - noncurrent, net	765	901
Investment in equity securities	726	726
Film and television costs - net	10,965	10,518
Deferred income taxes - noncurrent	2,239	2,241
Other assets - net	10,623	8,083

TOTAL ASSETS	$195,055	$205,015

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Due to licensors	$ 15,273	$ 16,859
Media payable	461	3,723
Accounts payable and accrued expenses	13,023	12,589
Deferred revenue	5,855	6,855

Total current liabilities	34,612	40,026

DEFERRED RENT	967	1,011

Total liabilities	35,579	41,037

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value - authorized, 3,000,000 shares; none issued	--	--
Common stock, $.01 par value - authorized, 40,000,000 shares;
issued, 14,429,143 and 14,411,768 shares; outstanding 13,329,143 and
13,661,768 shares in 2005 and 2004, respectively	144	144
Additional paid-in capital	58,348	58,068
Accumulated other comprehensive income	1,029	1,124
Retained earnings	121,550	119,586

	181,071	178,922
Less- cost of 1,100,000 and 750,000 treasury shares in 2005 and 2004, respectively	21,595	14,944

	159,476	163,978

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$195,055	$205,015

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(In thousands of dollars, except share data)

	Three Months Ended
	March 31, 2005	March 31, 2004

NET REVENUES	$ 20,266	$ 22,467

COSTS AND EXPENSES:
Selling, general and administrative	8,856	8,514
Production service costs	2,136	1,963
Amortization of television and film costs and
4Kids TV broadcast fee	6,670	6,994

Total costs and expenses	17,662	17,471

INCOME FROM OPERATIONS	2,604	4,996

INTEREST INCOME	647	285

INCOME BEFORE INCOME TAXES	3,251	5,281

INCOME TAXES	1,287	2,114

NET INCOME	$ 1,964	$ 3,167

PER SHARE AMOUNTS:
Basic earnings per common share	$ 0.15	$ 0.23

Diluted earnings per common share	$ 0.14	$ 0.22

Weighted average common shares
outstanding - basic	13,382,351	13,967,614

Weighted average common shares
outstanding - diluted	13,833,711	14,722,344

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED) AND YEAR ENDED DECEMBER 31, 2004
(In thousands of dollars and shares)

	Common Shares	Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Less: Treasury Stock	Total

BALANCE, DECEMBER 31, 2003	13,965	$140	$52,798	$106,856	$ 693	$ --	$ 160,487
Proceeds from exercise of stock options	446	4	2,295	--	--	--	2,299
Tax benefit from exercise of stock
options	--	--	2,975	--	--	--	2,975

Acquisition of treasury stock, at cost	--	--	--	--	--	(14,944)	(14,944)
Comprehensive income:

Net income	--	--	--	12,730	--	--	12,730

Translation adjustment	--	--	--	--	431	--	431

Total comprehensive income	--	--	--	--	--	--	13,161

BALANCE, DECEMBER 31, 2004	14,411	$144	$58,068	$119,586	$ 1,124	$ (14,944)	$ 163,978
Proceeds from exercise of stock options	18	--	209	--	--	--	209
Tax benefit from exercise of stock
options	--	--	71	--	--	--	71

Acquisition of treasury stock, at cost	--	--	--	--	--	(6,651)	(6,651)
Comprehensive income:

Net income	--	--	--	1,964	--	--	1,964

Translation adjustment	--	--	--	--	(95)	--	(95)

Total comprehensive income	--	--	--	--	--	--	1,869

BALANCE, MARCH 31, 2005	14,429	$144	$58,348	$121,550	$1,029	$(21,595)	$ 159,476

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(In thousands of dollars)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 1,964	$ 3,167
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	300	337
Amortization of television and film costs and 4Kids TV broadcast fee	6,670	6,994
Provision for doubtful accounts	(268)	--
Deferred income taxes	(315)	(1,148)
Tax benefit on exercise of stock options	71	107
Changes in operating assets and liabilities:
Accounts receivable	13,898	10,086

Film and television costs	(2,530)	(2,536)
Prepaid income taxes	1,470	2,565
Prepaid 4Kids TV broadcast fee	(3,428)	(3,365)
Prepaid expenses and other current assets	(106)	184
Other assets - net	(2,540)	(3,468)
Due to licensors	(1,586)	6,532
Media payable	(3,262)	(1,269)
Accounts payable and accrued expenses	434	3,054
Deferred revenue	(1,000)	(443)
Deferred rent	(44)	127

Net cash provided by operating activities	9,728	20,924

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investments	9,400	16,102
Purchase of investments	(24,349)	(8,197)
Purchase of property and equipment	(319)	(212)
Disposal of property and equipment	52	--

Net cash (used in) provided by investing activities	(15,216)	7,693

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	209	135
Purchase of treasury shares	(6,651)	(222)

Net cash used in financing activities	(6,442)	(87)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS	(95)	188

NET INCREASE IN CASH AND CASH EQUIVALENTS	(12,025)	28,718

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	111,759	95,136

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 99,734	$ 123,854

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Income Taxes	$ 55	$ --

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The consolidated financial statements, except for the December 31, 2004 consolidated balance sheet and the consolidated statement of stockholders’ equity for the year ended December 31, 2004, are unaudited. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2005 and December 31, 2004 and the results of operations, stockholders’ equity and comprehensive income, and cash flows for the three months ended March 31, 2005 and 2004. Because of the inherent seasonality and changing trends of the toy, game, entertainment and advertising industries, operating results for the Company on a quarterly basis may not be indicative of operating results for the full year.

These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, for the year ended December 31, 2004, which are included in the Company’s Annual Report on Form 10-K on March 16, 2005 and the amended Forms 10-K/A on March 18, 2005 and April 29, 2005 with respect to such period filed with the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. The December 31, 2004 consolidated balance sheet amounts are derived from the Company’s audited consolidated financial statements.

Revenue Recognition – Merchandising licensing revenues: Merchandise licensing revenues are recognized when the underlying royalties from the sales of the related products are earned. The Company recognizes guaranteed minimum royalties at the time the arrangement becomes effective if the Company has no significant direct continuing involvement with the underlying property or obligation to the licensee. Where the Company has significant continuing direct involvement with the underlying property or obligation to the licensee, guaranteed minimum royalties are recognized ratably over the term of the license or based on sales of the related products, if greater. Licensing advances and guaranteed payments collected, but not yet earned by the Company, are classified as deferred revenue in the accompanying consolidated balance sheets.

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

Production and adaptation costs charged to the licensor are included in net revenues and the corresponding costs are included in production service costs in the accompanying consolidated statements of income. Production service costs included in net revenues amounted to $2,136 and $1,963 for the three months ended March 31, 2005 and 2004, respectively.

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

Prepaid 4Kids TV Broadcast Fee — The Company has capitalized the broadcast fee paid to Fox and amortized the amount over the broadcast season based on estimated advertising revenue. During the three months ended March 31, 2005, the Company had paid Fox and certain affiliates $3,428 attributable to the third year’s broadcast fee and during calendar year 2004, the Company had paid Fox and certain affiliates $6,934 and $19,228 attributable to the second and third year’s broadcast fees, respectively. The unamortized portion of these fees of $5,832 and $6,991, are included in “Prepaid 4Kids TV broadcast fee” on the accompanying consolidated balance sheets as of March 31, 2005 and December 31, 2004, respectively.

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

Translation of Foreign Currency — In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income (“SFAS No. 130”), the Company classifies items of other comprehensive income by their nature in the financial statements and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet. The assets and liabilities of the Company’s foreign subsidiary, 4Kids Entertainment International have been recorded in their local currency and translated to U.S. dollars using period-end exchange rates. Income and expense items have been translated at the average rate of exchange prevailing during the period. Any adjustment resulting from translating the financial statements of the foreign subsidiary is reflected as “other comprehensive income”, net of related tax. Comprehensive income for the three months ended March 31, 2005 and 2004 was $1,869 and $3,355, respectively, which included translation adjustments of $(95) and $188 for the respective periods.

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

SFAS No. 123, Accounting for Stock-Based Compensation, establishes a fair value-based method of accounting for employee stock-based compensation plans and encourages companies to adopt that method. However, it also allows companies to continue to apply the intrinsic value-based method currently prescribed under APB No. 25. The Company has elected to continue to report stock-based compensation in accordance with APB No. 25, and provides the following pro forma disclosure of the effects of applying the fair value method to all applicable awards granted. Under APB No. 25 and related interpretations, no compensation cost has been recognized for the Company’s stock options. Had compensation cost for the Company’s stock options been determined based on the fair value at the grant date for those awards as permitted (but not required) under the alternative method of SFAS No. 123, the Company’s results of operations and related per share amounts would have been reduced to the pro forma amounts indicated below.

	2005	2004
Net income as reported	$1,964	$3,167

Deduct stock-based employee
compensation expense determined
under fair value based method
for all awards, net of tax	451	235

Pro forma net income	$1,513	$2,932

Net income per share:
Reported
Basic	$ 0.15	$ 0.23

Diluted	$ 0.14	$ 0.22

Pro forma
Basic	$ 0.11	$ 0.21

Diluted	$ 0.11	$ 0.20

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used for options granted in 2004 included no dividend yield for the period, expected volatility of approximately 58%, a risk-free interest rate of approximately 2.06% and an option duration of 3.7 years. The Company did not grant any additional options during the first quarter of 2005.

Recently Issued Accounting Pronouncements — Share-Based Payments — In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payments (“SFAS No. 123-R”). SFAS No.123-R is a revision of SFAS No. 123, as amended, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No.123-R eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS No. 123-R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123-R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.

SFAS 123(R) is effective for fiscal years beginning after June 15, 2005. The Company will adopt SFAS No. 123-R, effective the January 1, 2006, using a modified prospective application. This application will require the Company to record compensation expense for all awards granted after the required effective date and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The adoption of SFAS No. 123-R will not result in the recording of compensation expense in 2006 since all unvested outstanding options will be fully vested on December 30, 2005.

3. COMMITMENTS AND CONTINGENCIES

a.	Litigation –(i) DSI Toys. During 2003, the Company’s subsidiary, Summit Media served as the media buying agency for DSI Toys, Inc. (“DSI”). On October 17, 2003, DSI filed a voluntary petition under Chapter 7 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. In January 2004, the Trustee for the bankruptcy estate of DSI (the “Trustee”) sent a letter to Summit Media alleging that DSI made payments to Summit Media totaling $1,159 (the “Amount”) during the ninety (90) day period prior to DSI’s bankruptcy filing and asserting that such payments constituted avoidable preference payments, and the Trustee formally demanded that Summit Media repay the Amount. The Company and the Trustee have entered into a settlement agreement pertaining to this matter which provides for the payment by the Company of $5 and a full release in favor of the Company, which has been approved by the Bankruptcy Court. On March 24, 2005, the United States Bankruptcy Court for the Southern District of Texas entered an Order granting the Trustee’s Motion to Dismiss with prejudice the complaint against Summit in the DSI matter.

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

On September 27, 2004, TCC filed a Demand for Arbitration claiming that Summit Media owes approximately $234 plus interest for advertising purchased by Summit Media from TCC. Summit Media has denied the claim by TCC and asserted a counterclaim against TCC for up to $150. Such counterclaim was dismissed by the arbitrator in March 2005. The Company believes that it has meritorious defenses to the claim asserted by TCC. The arbitration hearing has been scheduled for May 2005.

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

b.	Deferred Revenue — In July 2002, 4Kids Music granted a right to receive a 50% interest in the Company’s net share of the music revenues from currently existing music produced by the Company for its television programs (excluding Pokémon)(“Current Music Assets”) to an unaffiliated third party in an arms length transaction for $3,000. Further, the Company agreed to grant a right to receive a 50% interest in the Company’s net share of music revenues from future music to be produced by the Company for its television programs (excluding Pokémon) (” Future Music Assets”) to the same third party for $2,000. In consideration of the grant of Future Music Assets, the Company received $750 in June 2003 and $750 in June 2004 and will receive $500 in June 2005.

The Company has deferred all amounts received under the contract, and recognizes revenue as the Current Music Assets and Future Music Assets generate revenue over the contract term. Notwithstanding the foregoing, as of the date the Company has delivered all of the Future Music Assets required under the contract, any portion of the $5,000 that remains deferred and not recognized, will be recognized as revenue. Pursuant to the above, the Company recognized revenues of $102 and $152 for the three months ended March 31, 2005 and 2004, respectively. The Company has included $3,062 and $3,164 as deferred revenue on the accompanying consolidated balance sheets as of March 31, 2005 and December 31, 2004, respectively.

9

Home Video – At various dates since May 2002, 4Kids Home Video, entered into various agreements with an unaffiliated third party home video distributor (the “Video Distributor”), pursuant to which 4Kids Home Video provides ongoing advertising, marketing and promotional services with respect to certain home video titles that are owned or controlled by the Company and which are distributed by the Video Distributor. The Video Distributor has paid the Company cumulative advances of $3,670 (during the three months ended March 31, 2005 no advances were received by the Company) against 4Kids Home Video’s share of the distribution and service fee proceeds to be realized by 4Kids Home Video from such titles. Pursuant to the above, the Company recognized revenue of $3 and $111 for the three months ended March 31, 2005 and 2004, respectively. The Company has included $430 and $433 as deferred revenue on the accompanying consolidated balance sheets as of March 31, 2005 and December 31, 2004, respectively.

Other Agreements — In addition, the Company entered into other agreements for various properties and advertising time on 4Kids TV in which the Company has received certain advances and/or minimum guarantees. Accordingly, as of March 31, 2005 and December 31, 2004, the unearned portion of these advances and guaranteed payments were $2,363 and $3,258, respectively, and are included in deferred revenue on the accompanying consolidated balance sheets.

c.	4Kids TV Broadcast Agreement — In January 2002, the Company entered into a multi-year agreement with Fox to lease Fox’s Saturday morning programming block which airs on Saturday mornings from 8am to 12pm eastern/pacific time (7am to 11am central time), and which the Company originally called the “Fox Box”. In January 2005, the Company re-branded the Fox Box as 4Kids TV. The Company provides substantially all programming content to be broadcast on 4Kids TV and retains all of the revenue from network advertising sales for the four-hour time period. 4Kids Ad Sales, Inc., a wholly-owned subsidiary of the Company manages and accounts for the ad revenue and costs associated with 4Kids TV. The agreement has an initial term of four broadcast years beginning with the September 2002 broadcast year, with the Company having the option to extend the term for up to two additional broadcast years. 4Kids will pay a fee of $25,312 for each broadcast year during the initial term of the agreement.

The agreement provided for 50% of the fee for the first broadcast season to be paid within ten days of the execution of the short form agreement in February 2002, with the balance of the fee for the first broadcast year payable in four equal installments in September 2002, December 2002, February 2003 and April 2003. The fee for each subsequent broadcast year is payable 50% in the June preceding the beginning of the broadcast year (which begins in September) with the balance of the fee for the broadcast year payable in four equal installments in September, December, February and April. All payments required to be made on or prior to May 10, 2005 have been made. Additionally, the agreement requires the Company to establish a $25,000 letter of credit for the benefit of Fox, which letter of credit may be reduced by the Company as installments of the final year’s fee are paid. As of March 31, 2005, the Company had received a commitment from a bank for the letter of credit, but the letter of credit had not been issued pending completion of the long form agreement with Fox. Upon the issuance of the letter of credit, the Company will grant a security interest in its cash balances to the issuing bank to secure the amount of such letter of credit and will appropriately disclose these amounts as restricted cash in its consolidated financial statements.

The cost of 4Kids TV is capitalized and amortized over each broadcast year based on estimated advertising revenue for the related broadcast year. The Company recorded amortization expense of $4,587 and $5,145 for the three months ended March 31, 2005 and 2004, respectively. During the three months ended March 31, 2005, the Company had paid Fox and certain Fox affiliates $3,428 attributable to the third year’s broadcast fee and during calendar year 2004, the Company had paid Fox and certain Fox affiliates $6,934 and $19,228 attributable to the second and third year’s broadcast fees, respectively. The unamortized portion of these fees of $5,832 and $6,991, are included in “Prepaid 4Kids TV broadcast fee” on the accompanying consolidated balance sheets as of March 31, 2005 and December 31, 2004, respectively.

The agreement further provides that, at the Company’s option, up to $10,300 of each year’s fee may be paid by delivering shares of the Company’s common stock. Over the initial four year term of the agreement, the Company will pay Fox an aggregate fee of $101,250. The Company also incurs additional costs to program the four hour block and to sell the related network advertising time. These costs include direct programming costs to acquire, adapt and deliver programming for broadcast during the weekly four hour block as well as additional indirect expenses of advertising sales, promotion and administration.

10

As of March 31, 2005, the minimum guaranteed payment obligations under the 4Kids TV broadcast agreement are as follows:

Year ending December 31,	Amount
2005	$22,148
2006	6,328

Total	$28,476

The Company’s ability to recover the cost of its fee payable to Fox will depend on the popularity of the television programs the Company broadcasts on 4Kids TV and the general market demand and pricing of advertising time for Saturday morning children’s broadcast television. The popularity of such programs impacts the number of viewers watching the programs and the level of the network advertising rates that the Company can charge. Additionally, the success of merchandise licensing programs and home video sales based on such television programs broadcast on 4Kids TV is dependent on consumer acceptance of the properties. If the Company estimates that it will be unable to generate sufficient future revenue from advertising sales, home video sales and merchandising licensing to cover the cost of its contractual obligation to Fox, the Company would record a charge to earnings to reflect an expected loss on the Fox agreement in the period in which the deficiency or factors affecting the recoverability of the fee payable become known. The Company is required to make certain assumptions and estimates about future events such as advertising rates and audience viewing levels in evaluating its ability to recover the cost of the 4Kids TV broadcast fee. Such estimates and assumptions are subject to market forces and factors beyond the control of the Company and are inherently subject to change. There can be no assurance that the Company will be able to recover the full cost of the 4Kids TV broadcast fee and in the event it cannot, the Company would record a charge to earnings to reflect an expected loss on the 4Kids TV broadcast fee, which could be significant.

d.	Contractual Arrangements — During the normal course of business, the Company may enter into various agreements with third parties to license, acquire, distribute, broadcast, develop and/or promote properties. The terms of these agreements will vary based on the services and/or properties included within the agreement, as well as the other terms and conditions set forth therein.

e.	Stock Purchases — In the third quarter of 2004, the Company completed the purchase of 750,000 shares of the Company’s common stock at an average price of $19.93 per share that had previously been authorized by the Board of Directors in November 2003. In November 2004, the Board of Directors authorized the Company to purchase up to 1,000,000 additional shares of the Company’s common stock from time to time through December 31, 2005 in the open market or through negotiated prices. Such purchases are to be made out of the Company’s surplus. In the first quarter of 2005, the Company purchased 350,000 shares of the Company’s common stock at an average price of $19.00 per share under the November 2004 authorization.

f.	Stock Options — Pursuant to its Stock Option Plans the Company issued stock option grants fon April 25, 2005 for approximately 650,000 underlying shares. The options were granted to certain employees, including Officers, and the Board of Directors at an exercise price of $20.56 (the average of the high and low stock price from the previous day of trading). Each of the stock option grants has a (i) five year life; (ii) is immediately exercisable with respect to 50 percent of the underlying shares; and (iii) becomes exercisable with respect to the remaining 50 percent on December 30, 2005.

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

	Licensing	Advertising Media and Broadcast	TV and Film Production/ Distribution	Total
Three Months Ended March 31,
2005:
Net revenues from external customers	$ 9,510	$ 4,478	$ 6,278	$ 20,266
Amortization of television
and film costs and 4Kids TV
broadcast fee	--	4,587	2,083	6,670
Segment profit (loss)	5,301	(2,622)	572	3,251
Interest income	623	24	--	647
Segment assets	155,773	13,265	26,017	195,055

2004
Net revenues from external customers	$ 11,356	$ 4,727	$ 6,384	$ 22,467
Amortization of television
and film costs and 4Kids TV
broadcast fee	--	5,145	1,849	6,994
Segment profit (loss)	6,620	(2,416)	1,077	5,281
Interest income	280	5	--	285
Segment assets	169,524	14,243	20,837	204,604

Additionally, through the Company’s London office and network of international subagents, which allow it to license its properties throughout the world, the Company recognized net revenues from international sources, primarily in Europe, of $3,147 and $2,447 for the three months ended March 31, 2005 and 2004, respectively.

_________________

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands of dollars unless otherwise specified)

Overview

The Company’s results for the three months ended March 31, 2005 reflect an overall decrease in licensing revenue for 4Kids’ properties and a decline in advertising revenue for 4Kids TV as compared to the same period in 2004. The decline in “Yu-Gi-Oh!" revenue after a strong fourth quarter in 2004 was partially offset by increased licensing revenue domestically for the “Winx Club” property and internationally for the “Shaman King” property. The first quarter results were also impacted by increased advertising and promotional costs associated with the re-branding of the Fox Box to 4Kids TV.

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

The Company’s licensing revenues have historically been derived primarily from the licensing of toy and game concepts. Thus, a substantial portion of the Company’s revenues and net income are subject to the seasonal variations of the toy and game industry. Typically, a majority of toy orders are shipped in the third and fourth calendar quarters resulting in increased royalties earned by the Company during such calendar quarters. In addition, the Company’s media buying subsidiary, Summit Media, provides media services to a significant number of toy and video game companies which place a substantial portion of their overall annual advertising in the fourth quarter. The Company recognizes revenue from the sale of advertising time on 4Kids TV as more fully described in Note 2 to the Company’s consolidated financial statements. The Company’s advertising sales subsidiary, 4Kids Ad Sales, sells advertising time on 4Kids TV at higher rates in the fourth quarter due to the increased demand for commercial time by children’s advertisers during the holiday season. As a result, much of the revenues of Summit Media and 4Kids Ad Sales are earned in the fourth quarter when the majority of toy and video game advertising occurs. As a result of the foregoing, the Company has historically experienced greater revenues during the second half of the year than during the first half of the year.

Critical Accounting Policies

Accounting for Film and Television Costs -  In accordance with accounting principles generally accepted in the United States and industry practice, the Company amortizes the costs of production for film and television programming using the individual-film-forecast method under which such costs are amortized for each film or television program in the ratio that revenue earned in the current period for such title bears to management’s estimate of the total revenues to be realized from all media and markets for such title. All exploitation costs, including advertising and marketing costs, are expensed as incurred.

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

The commercial potential of individual films and television programming varies dramatically, and is not directly correlated with production or acquisition costs. Therefore, it is difficult to predict or project the impact that individual films or television programming will have on the Company’s results of operations. However, the likelihood that the Company reports losses, particularly in the year of a television series initial release, is increased as the applicable accounting literature requires the immediate recognition of all of the production or acquisition costs (through increased amortization) in instances where it is estimated that the ultimate revenues of a film or television series will not recover those costs. Conversely, the profit from a film or television series must be deferred and recognized over the entire revenue stream generated by that film or television series. As a result, significant fluctuations in reported income or loss can occur, particularly on a quarterly basis, depending on release schedules and broadcast dates, the timing of advertising campaigns and the relative performance of individual film or television series.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company continually evaluates the policies and estimates it uses to prepare its consolidated financial statements. In general, management’s estimates and assumptions are based on historical experience, known trends or events, information from third-party professionals and other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making the judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

The Company’s accounting policies are more fully described in Note 2 of the Notes to the Company’s consolidated financial statements. Below is a summary of the critical accounting policies, among others, that management believes involve significant judgments and estimates used in the preparation of its consolidated financial statements.

Recently Issued Accounting Pronouncements – Share-Based Payments — In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payments (“SFAS No. 123-R”). SFAS No.123-R is a revision of SFAS No. 123, as amended, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No.123-R eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS No. 123-R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123-R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.

SFAS 123(R) is effective for fiscal years beginning after June 15, 2005. The Company will adopt SFAS No. 123-R, effective the January 1, 2006, using a modified prospective application. This application will require the Company to record compensation expense for all awards granted after the required effective date and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The adoption of SFAS No. 123-R will not result in the recording of compensation expense in 2006 since all unvested outstanding options will be fully vested on December 30, 2005.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenues for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31,
	2005	2004
Net Revenues	100%	100%

Selling, general & administrative	44%	38%
Production service costs	10%	9%
Amortization of television
and film costs and 4Kids TV broadcast fee	33%	31%

Total Costs and Expenses	87%	78%

Income from Operations	13%	22%
Interest Income	3%	1%

Income Before Income Taxes	16%	23%

Income taxes	6%	9%

Net Income	10%	14%

Three months ended March 31, 2005 as compared to three months ended March 31, 2004

Revenues

Revenues by reportable segment and for the Company as a whole, were as follows:

For the three months ended March 31, 2005 and 2004

	2005	2004	$ Change	% Change
Licensing	$ 9,510	$11,356	$(1,846)	(16%)

Advertising Media & Broadcast	4,478	4,727	(249)	(5%)

Television and Film Production/Distribution	6,278	6,384	(106)	(2%)

Total	$20,266	$22,467	$(2,201)	(10%)

The decrease in consolidated net revenues for the three months ended March 31, 2005, as compared to the same period in 2004, was due to a number of factors. In the Licensing segment, decreased revenues were primarily attributable to:

(i)	reduced domestic and international licensing revenue and marketing fees on “Yu-Gi-Oh!” related merchandise, trading cards and video game sales; partially offset by
(ii)	increased revenue attributable to the “Winx Club” property domestically and the “Shaman King” property internationally.

Despite lower licensing revenues, the “Yu-Gi-Oh!” Property continues to be the largest contributor in this business segment. Revenues for the “Teenage Mutant Ninja Turtles” and “Cabbage Patch” properties, the next two largest contributors in this segment, were consistent with the prior year’s quarter.

15

In the Advertising Media and Broadcasting segment, decreased revenues were primarily a result of:

(i)	decreased audience delivery on guaranteed advertising on 4Kids TV;
(ii)	decreased advertising sales on the Company’s 4Kids TV websites and on home videos distributed by 4Kids Home Video; substantially offset by
(iii)	increased commissions earned by Summit Media for print and broadcast media planning and buying services.

In the Television and Film Production/Distribution segment, the revenue decrease for 2005 primarily resulted from:

(i)	decreased domestic home video sales for the “Yu-Gi-Oh!” and “Teenage Mutant Ninja Turtles” television series, partially offset by
(ii)	increased international broadcast sales of the “Teenage Mutant Ninja Turtles” and “One Piece” television series; and
(iii)	increased production service and contract revenue as a result of work performed on producing the “Pokémon”, “Kirby” and “One Piece” television series.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 4%, or $342 to $8,856 for the three months ended March 31, 2005, when compared to the same period in 2004. The increase was primarily due to the following:

(i)	increased net salary cost of $314 incurred by the Company as a result of an increase in headcount and annual salary adjustments partially offset by reduced bonus costs;
(ii)	increased advertising and promotional costs of $484 primarily used to support the re-branding of the Fox Box to 4Kids TV, partially offset by
(iii)	foreign exchange gains in the current period.

Production Service and Capitalized Film Costs

Production service and capitalized film costs were as follows:

For the three months ended March 31, 2005 and 2004

	2005	2004	$ Change	% Change
Production Service Costs	$2,136	$1,963	$173	9%
Amortization of Television and Film Costs	2,083	1,849	234	13%

The increase in production service costs during the three months ended March 31, 2005, as compared to the same period in 2004, was primarily due to the increased production of the “One Piece” and Pokémon” television programs, partially offset by decreases in “Kirby” and various other television programs. When the Company is entitled to be paid for such production costs, the Company categorizes them as production service costs and reflects a corresponding amount in revenue for the amount billed back to the property owners.

As of March 31, 2005, there were $10,965 of capitalized film production costs in the Company’s consolidated balance sheets relating primarily to various stages of production on 355 episodes of animated programming. The increase in amortization of capitalized film costs during 2005 was the result of additional costs of various episodes of television programs acquired during 2004 and 2005. Based on management’s ultimate revenue estimates as of March 31, 2005, approximately 68% of the total completed and unamortized film and television costs are expected to be amortized during the next year, and over 90% of the total completed and unamortized film and television costs are expected to be amortized during the next three years.

4Kids TV Broadcast Fee

The annual fee paid to Fox Broadcasting and certain Fox affiliates is capitalized and amortized during each broadcast year, which commences in September, based on estimated advertising revenues for the applicable broadcast year. During the three months ended March 31, 2005, the Company paid Fox and certain Fox affiliates $3,428 attributable to the third year’s broadcast fees, and during calendar year 2004, the Company paid Fox and certain affiliates $6,934 and $19,228 attributable to the second and third year’s broadcast fee, respectively. The unamortized portion of these fees of $5,832 and $6,991, are included in “Prepaid 4Kids TV broadcast fee” on the accompanying consolidated balance sheets as of March 31, 2005 and December 31, 2004, respectively.

As a result of the broadcast year (ending each year in September) being different than the Company’s fiscal year (ending each year in December), the amount of the amortization of the broadcast fee recognized from period to period will vary based upon (i) the amount of advertising revenue recognized during the period; and (ii) the amount of advertising revenue already recognized for the broadcast year as a percentage of the total amount expected to be recognized for the full broadcast year. Based on the decreased advertising revenue recognized by the Company during the first quarter of 2005, as compared to the same period in 2004, the Company’s amortization of the 4Kids TV broadcast fee decreased $558 to $4,587 for the first quarter of 2005. Through March 31, 2005 and 2004, the Company had amortized 65% and 60%, respectively of the 4Kids TV broadcast fee for the third and second broadcast year, an increase of 5%.

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

Interest Income

Interest income increased 127%, or $362 to $647 for the three months ended March 31, 2005, as compared to the same period in 2004, primarily as a result of increased interest rates.

Income Tax Expense

Income tax expense decreased 39%, or $827 to $1,287 for the three months ended March 31, 2005, as compared to the same period in 2004, due to decreased income before income taxes. The Company’s effective tax rate remained relatively consistent at approximately 40% for both 2005 and 2004.

Net Income

As a result of the above, the Company had net income for the three months ended March 31, 2005 and 2004 of $1,964 and $3,167, respectively.

Liquidity and Capital Resources

Financial Position

Cash and cash equivalents and short-term investments as of March 31, 2005 and December 31, 2004 were as follows:

	2005	2004	$ Change
Cash and cash equivalents	$ 99,734	$111,759	$(12,025)
Investments	31,016	16,067	14,949

	$130,750	$127,826	$ 2,924

During the three months ended March 31, 2005, the Company’s cash and cash equivalents and short-term investment balances increased by $2,924 to $130,750, primarily as a result of collecting seasonally high fourth quarter accounts receivable, substantially offset by cash payments made under the 4Kids TV broadcast agreement and repurchases of common stock made under the Company’s stock repurchase program.

Working capital, consisting of current assets less current liabilities, was $132,337 as of March 31, 2005 and $139,699 as of December 31, 2004.

Sources and Uses of Cash

Cash flows for the three months ended March 31, 2005 and 2004 were as follows:

Sources	2005	2004	$ Change
Operating activities	$ 9,728	$ 20,924	$(11,196)
Investing activities	(15,216)	7,693	(22,909)
Financing activities	(6,442)	(87)	(6,355)

As of March 31, 2005, the Company had invested $31,016 in short-term government obligations as compared to $16,067 as of December 31, 2004, an increase of $14,949. During 2005, the Company purchased property and equipment of $319,which was comprised primarily of computer and television production equipment and leasehold improvements, as compared to purchases of property and equipment of $212 for the first three months of 2004. Purchases of property and equipment for the remainder of 2005 are expected to be comparable to that of 2004.

Cash flows from financing activities, including of the proceeds received by the Company from the exercise of stock options by the Company’s employees were primarily used for the purchase of the Company’s common stock. In November 2004, the Company announced that its Board of Directors had authorized the Company to purchase up to 1,000,000 shares of its common stock in the open market or through negotiated prices from time-to-time through December 31, 2005. Such purchases are to be made out of the Company’s surplus. As of March 31, 2005, the Company had purchased 350,000 shares, under the November 2004 authorization, at an average price of $19.00 per share for a total purchase price of $6,651.

During 2005, the decrease in the Company’s positive cash flow from operations was primarily the result of a decrease in amounts due to licensors and the Company's accounts receivable, and to a lesser degree, a decreased overall consumer demand for a small number of its licensed properties.  While the Company strives to further diversify its revenue streams, management remains cognizant of changing trends in the toy, game and entertainment business and the difficulty in predicting the length of time a property will be commercially successful.  As a result, the Company’s revenues, operating results and cash flow from operations may fluctuate significantly from period to period and present operating results are not necessarily indicative of future performance.

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

Contractual Commitments

The Company’s contractual obligations and commitments are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. As of March 31, 2005, the Company’s contractual obligations and commitments have not materially changed since December 31, 2004.

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

Our business is typically seasonal and, therefore, our annual operating results will depend significantly on our performance during the holiday season.

Sales of our licensed toy and game concepts are seasonal, with a majority of retail sales occurring during the third and fourth calendar quarters. The revenues of Summit Media, which provides media services to a significant number of toy and video game companies, and 4Kids Ad Sales, which sells advertising time on 4Kids TV, are also seasonal, with a significant portion of the revenue typically generated during the fourth quarter commensurate with the increased demand for commercial time by children’s advertisers during the holiday season. In addition, if our programming on 4Kids TV failed to attract viewers during the holiday season, such failure could have a material adverse effect on our financial condition and results of operations.

As a result of the seasonal nature of our business, we would be significantly and adversely affected by unforeseen events, such as a terrorist attack or a military engagement that negatively affect the retail environment or consumer buying patterns, if such events were to impact the key selling season.

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

If Alfred Kahn, our Chairman and CEO, becomes unavailable due to death, disability or other termination of employment and an acceptable replacement for Mr. Kahn is not found within a reasonable period of time, or there is change of control of the Company resulting in a significant change of duties for Mr. Kahn.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with an evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that occurred during the fiscal quarter ended March 31, 2005 as having materially affected, or being reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II -OTHER INFORMATION

Item 1. Legal Proceedings

(i) DSI Toys. During 2003, the Company’s subsidiary, Summit Media served as the media buying agency for DSI Toys, Inc. (“DSI”). On October 17, 2003, DSI filed a voluntary petition under Chapter 7 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. In January 2004, the Trustee for the bankruptcy estate of DSI (the “Trustee”) sent a letter to Summit Media alleging that DSI made payments to Summit Media totaling $1,159 (the “Amount”) during the ninety (90) day period prior to DSI’s bankruptcy filing and asserting that such payments constituted avoidable preference payments, and the Trustee formally demanded that Summit Media repay the Amount. The Company and the Trustee have entered into a settlement agreement pertaining to this matter which provides for the payment by the Company of $5 and a full release in favor of the Company, which has been approved by the Bankruptcy Court. On March 24, 2005, the United States Bankruptcy Court for the Southern District of Texas entered an Order granting the Trustee’s Motion to Dismiss with prejudice the complaint against Summit in the DSI matter.

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

On September 27, 2004, TCC filed a Demand for Arbitration claiming that Summit Media owes approximately $234 plus interest for advertising purchased by Summit Media from TCC. Summit Media has denied the claim by TCC and asserted a counterclaim against TCC for up to $150. Such counterclaim was dismissed by the arbitrator in March 2005. The Company believes that it has meritorious defenses to the claim asserted by TCC. The arbitration hearing has been scheduled for May 2005.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)     Purchases of Equity Securities by the Issuer and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES

Period During 2005	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Jan. 1 - Jan. 31	273,100	$19.22	273,100	726,900

Feb. 1 - Feb. 28	76,900	$18.24	76,900	650,000

Mar. 1 - Mar. 31	-	-	-	650,000

Total	350,000	$19.00	350,000	650,000

21

(1) In November 2004, the Board of Directors authorized the Company to purchase up to 1,000,000 shares of the Company’s common stock from time to time through December 31, 2005 in the open market or through negotiated prices. Such purchases are to be made out of the Company’s surplus. In the first quarter of 2005, the Company purchased 350,000 shares of the Company’s stock at an average price of $19.00 per share under the November 2004 authorization.

Item 6. Exhibits

(a) Exhibits

31.1	Joint Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

4KIDS ENTERTAINMENT, INC.
Dated: May 10, 2005

By: /s/ Alfred R. Kahn

         Alfred R. Kahn
   Chairman of the Board,
Chief Executive Officer and
               Director

By: /s/ Joseph P. Garrity

          Joseph P. Garrity
      Executive Vice President,
Treasurer, Principle Financial
Officer,Principle Accounting
       Officer and Director

23