Form 10-Q
period 2005-06-30
4 KIDS ENTERTAINMENT INC
filed 2005-08-09
CIK 58592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

      At August 9, 2005, the number of shares outstanding of the Registrant’s common stock, par value $.01 per share, was 13,081,143.

4Kids Entertainment, Inc. and Subsidiaries

Table of Contents

Page #

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2005 (Unaudited) and December 31, 2004	2

	Consolidated Statements of Income for the three and six months ended June 30, 2005 and 2004 (Unaudited)	3

	Consolidated Statements of Stockholders' Equity and Comprehensive Income for the six months ended June 30, 2005 (Unaudited) and the year ended December 31, 2004	4

	Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004 (Unaudited)	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	23

Part II—OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 6.	Exhibits	25

Signatures	26

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2005 AND DECEMBER 31, 2004
(In thousands of dollars, except share data)

ASSETS	2005	2004
CURRENT ASSETS:	(Unaudited)
Cash and cash equivalents	$100,646	$111,759
Investments	7,484	16,067

Total cash and investments	108,130	127,826
Accounts receivable - net	24,644	39,917
Prepaid 4Kids TV broadcast fee, net of accumulated amortization
of $74,864 and $64,306 in 2005 and 2004, respectively	15,841	6,991
Prepaid income taxes	2,630	3,074
Prepaid expenses and other current assets	2,021	1,759
Deferred income taxes	--	158

Total current assets	153,266	179,725

PROPERTY AND EQUIPMENT - NET	2,627	2,821

OTHER ASSETS:
Accounts receivable - noncurrent, net	1,402	901
Investment in equity securities	726	726
Film and television costs - net	11,968	10,518
Deferred income taxes - noncurrent	1,700	2,241
Other assets - net	8,063	8,083

TOTAL ASSETS	$179,752	$205,015

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Due to licensors	$7,137	$16,859
Media payable	276	3,723
Accounts payable and accrued expenses	10,112	12,589
Deferred revenue	5,675	6,855
Deferred income taxes	443	--

Total current liabilities	23,643	40,026

DEFERRED RENT	1,127	1,011

Total liabilities	24,770	41,037

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value - authorized, 3,000,000 shares; none issued	--	--
Common stock, $.01 par value - authorized, 40,000,000 shares;
issued, 14,431,143 and 14,411,768 shares; outstanding 13,081,143 and
13,661,768 shares in 2005 and 2004, respectively	144	144
Additional paid-in capital	58,378	58,068
Accumulated other comprehensive income	702	1,124
Retained earnings	122,181	119,586

	181,405	178,922
Less-cost of 1,350,000 and 750,000 treasury shares in 2005 and 2004, respectively	26,423	14,944

	154,982	163,978

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$179,752	$205,015

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(In thousands of dollars, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
NET REVENUES	$18,997	$22,097	$39,263	$44,564

COSTS AND EXPENSES:
Selling, general and administrative	8,948	8,424	17,804	16,938
Production service costs	1,986	3,038	4,122	5,001
Amortization of television and film costs and Fox broadcast fee	7,733	7,555	14,403	14,549

Total costs and expenses	18,667	19,017	36,329	36,488

INCOME FROM OPERATIONS	330	3,080	2,934	8,076

INTEREST INCOME	753	293	1,400	578

INCOME BEFORE INCOME TAXES	1,083	3,373	4,334	8,654

INCOME TAXES	452	1,330	1,739	3,444

NET INCOME	$631	$2,043	$2,595	$5,210

PER SHARE AMOUNTS:
Basic earnings per common share	$0.05	$0.15	$0.19	$0.38

Diluted earnings per common share	$0.05	$0.14	$0.19	$0.36

Weighted average common shares
outstanding - basic	13,248,711	13,794,353	13,315,162	13,880,984

Weighted average common shares
outstanding - diluted	13,700,291	14,493,824	13,766,632	14,608,084

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED) AND YEAR ENDED DECEMBER 31, 2004
(In thousands of dollars and shares)

	Common Shares	Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Less: Treasury Stock	Total

BALANCE, DECEMBER 31, 2003	13,965	$140	$52,798	$106,856	$ 693	$ --	$ 160,487
Proceeds from exercise of stock options	446	4	2,295	--	--	--	2,299
Tax benefit from exercise of stock
options	--	--	2,975	--	--	--	2,975

Acquisition of treasury stock, at cost	--	--	--	--	--	(14,944)	(14,944)
Comprehensive income:

Net income	--	--	--	12,730	--	--	12,730

Translation adjustment	--	--	--	--	431	--	431

Total comprehensive income	--	--	--	--	--	--	13,161

BALANCE, DECEMBER 31, 2004	14,411	$144	$58,068	$119,586	$ 1,124	$ (14,944)	$ 163,978
Proceeds from exercise of stock options	20	--	233	--	--	--	233
Tax benefit from exercise of stock
options	--	--	77	--	--	--	77

Acquisition of treasury stock, at cost	--	--	--	--	--	(11,479)	(11,479)
Comprehensive income:

Net income	--	--	--	2,595	--	--	2,595

Translation adjustment	--	--	--	--	(422)	--	(422)

Total comprehensive income	--	--	--	--	--	--	2,173

BALANCE, JUNE 30, 2005	14,431	$144	$58,378	$122,181	$702	$(26,423)	$ 154,982

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(In thousands of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:	2005	2004
Net income	$2,595	$5,210
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Depreciation and amortization	588	665
Amortization of television and film costs and 4Kids TV broadcast fee	14,403	14,549
Provision for doubtful accounts	15	30
Deferred income taxes	1,142	(1,322)
Tax benefit on exercise of stock options	77	1,127
Changes in operating assets and liabilities:
Accounts receivable	14,757	12,498
Film and television costs	(5,295)	(4,854)
Prepaid income taxes	444	184
Prepaid 4Kids TV broadcast fee	(19,408)	(19,590)
Prepaid expenses and other current assets	(262)	(342)
Other assets - net	20	(3,709)
Due to licensors	(9,722)	(194)
Media payable	(3,447)	(1,464)
Accounts payable and accrued expenses	(2,477)	3,603
Deferred revenue	(1,180)	(432)
Deferred rent	116	35

Net cash (used in) provided by operating activities	(7,634)	5,994

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investments	32,932	20,276
Purchase of investments	(24,349)	(24,732)
Purchase of property and equipment	(394)	(530)

Net cash provided by (used in) investing activities	8,189	(4,986)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	233	1,194
Purchase of treasury shares	(11,479)	(8,995)

Net cash used in financing activities	(11,246)	(7,801)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS	(422)	98

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,113)	(6,695)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	111,759	95,136

CASH AND CASH EQUIVALENTS, END OF PERIOD	$100,646	$88,441

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Income Taxes	$79	$2,919

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

Advertising Media and Broadcast — The Company, through a multi-year agreement with Fox leases Fox’s Saturday morning programming block from 8am to 12pm eastern/pacific time (7am to 11am central time). In January 2005, the Company changed the name of the Saturday morning programming block from “Fox Box” to “4Kids TV.” The Company provides substantially all programming content to be broadcast on 4Kids TV. 4Kids Ad Sales, Inc., a wholly-owned subsidiary of the Company, retains all of the revenue from its sale of network advertising time for the four-hour time period leased from Fox.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The consolidated financial statements, except for the December 31, 2004 consolidated balance sheet and the consolidated statement of stockholders’ equity for the year ended December 31, 2004, are unaudited. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2005 and December 31, 2004 and the results of operations for the three and six months ended June 30, 2005 and 2004, and stockholders’ equity for the six months ended June 30, 2005 and the year ended December 31, 2004, and comprehensive income, and cash flows for the six months ended June 30, 2005 and 2004. Because of the inherent seasonality and changing trends of the toy, game, entertainment and advertising industries, operating results for the Company on a quarterly basis may not be indicative of operating results for the full year.

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

Production and adaptation costs charged to the licensor are included in net revenues and the corresponding costs are included in production service costs in the accompanying consolidated statements of income. Production service costs included in net revenues amounted to $1,986 and $4,122 for the three and six months ended June 30, 2005, respectively, and $3,038 and $5,001 for the three and six months ended June 30, 2004, respectively.

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

Prepaid 4Kids TV Broadcast Fee — The Company capitalizes the broadcast fee paid to Fox and amortizes the amount of such fee over the broadcast season based on estimated advertising revenue. During the six months ended June 30, 2005, the Company paid Fox and certain affiliates $6,752 and $12,656 attributable to the third and fourth year’s broadcast fees, respectively, and during calendar year 2004, the Company paid Fox and certain affiliates $6,934 and $19,228 attributable to the second and third year’s broadcast fees, respectively. The unamortized portion of these fees of $15,841 and $6,991, are included in “Prepaid 4Kids TV broadcast fee” on the accompanying consolidated balance sheets as of June 30, 2005 and December 31, 2004, respectively.

Film and Television Costs — The Company accounts for its film and television costs pursuant to AICPA Statement of Position (“SOP”) No. 00-2, Accounting by Producers or Distributors of Films. The cost of production for television programming, including overhead, participations and talent residuals, is capitalized and amortized using the individual-film-forecast method under which such costs are amortized for each television program in the ratio that revenue earned in the current period for such program bears to management’s estimate of the ultimate revenues to be realized from all media and markets for such program. Management regularly reviews, and revises when necessary, its ultimate revenue estimates on a title-by-title basis, which may result in a change in the rate of amortization applicable to such title and/or a write-down of the value of such title to estimated fair value. These revisions can result in significant quarter-to-quarter and year-to-year fluctuations in film write-downs and rates of amortization. If a total net loss is projected for a particular title, the associated film and television costs are written down to estimated fair value. All exploitation costs, including advertising and marketing costs, are expensed as incurred. Television adaptation and production costs that are adapted and/or produced are stated at the lower of cost, less accumulated amortization, or fair value.

Translation of Foreign Currency — In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income (“SFAS No. 130”), the Company classifies items of other comprehensive income by their nature in the financial statements and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet. The assets and liabilities of the Company’s foreign subsidiary, 4Kids Entertainment International, have been recorded in their local currency and translated to U.S. dollars using period-end exchange rates. Income and expense items have been translated at the average rate of exchange prevailing during the period. Any adjustment resulting from translating the financial statements of the foreign subsidiary is reflected as “other comprehensive income,” net of related tax. Comprehensive income for the three and six months ended June 30, 2005, was $304 and $2,173, respectively, which included translation adjustments of $(327) and $(422) for the respective periods. Comprehensive income for the three and six months ended June 30, 2004, was $1,953 and $5,308, respectively, which included translation adjustments of $(90) and $98 for the respective periods.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income as reported	$631	$2,043	$2,595	$5,210

Deduct stock-based employee compensation
expense determined under fair value based
method for all awards, net of tax	1,647	2,297	2,098	2,532

Pro forma net (loss) income	$(1,016)	$(254)	$497	$2,678

Net income (loss) per share:
Reported
Basic	$0.05	$0.15	$0.19	$0.38

Diluted	$0.05	$0.14	$0.19	$0.36

Pro forma
Basic	$(0.08)	$(0.02)	$0.04	$0.19

Diluted	$(0.08)	$(0.02)	$0.04	$0.18

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used for options granted in 2005 and 2004 included no dividend yield for the periods, expected volatility of approximately 37% and 58% for 2005 and 2004, respectively, a risk-free interest rate of approximately 3.75% and 2.06% for 2005 and 2004, respectively, and an option duration of 3.6 and 3.7 years for 2005 and 2004, respectively.

Recently Issued Accounting Pronouncements – American Jobs Creation Act of 2004 — On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”).  On December 21, 2004, the Financial Accounting Standards Board (“FASB”) issued two FASB Staff Positions (“FSP”) regarding the accounting implications of the Act related to (1) the deduction for qualified domestic production activities (“FSP SFAS No. 109-1”) and (2) the one-time tax benefit for the repatriation of foreign earnings (“FSP SFAS No. 109-2”).  The guidance in the FSP’s applies to financial statements for periods ending after the date the Act was enacted.  The Act provides a deduction of up to 9 percent (when fully phased-in) of the lesser of (a) qualified production activities income, as defined by the Act, or (b) taxable income (after the deduction for the utilization of any net operating loss carryforwards).  This tax deduction is limited to 50 percent of W-2 wages paid by the taxpayer.  The Act also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations.  The Company believes that the adoption of this new tax provision will not have a material effect on its consolidated financial position or results of operations.

Share-Based Payments — In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payments (“SFAS No. 123-R”). SFAS No.123-R is a revision of SFAS No. 123, as amended, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. SFAS No.123-R eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS No. 123-R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123-R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.

SFAS No. 123-R is effective for fiscal years beginning after June 15, 2005. The Company will adopt SFAS No. 123-R effective January 1, 2006, using a modified prospective application. This application will require the Company to record compensation expense for all awards granted after the required effective date and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The Company expects that the adoption of SFAS No. 123-R will not result in the recording of compensation expense in 2006 as all of the Company’s currently outstanding unvested options will be fully vested on December 30, 2005.

Accounting Changes and Error Corrections — In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for, and reporting of, a change in accounting principles.  SFAS No. 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes that the adoption of this pronouncement will not have a material effect on its consolidated financial position or results of operations.

Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination — In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination (“EITF No 05-6”). EITF No 05-6 provides that leasehold improvements that are placed in service significantly after, and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. Leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. The Company is required to apply EITF Issue No. 05-6 to leasehold improvements that are purchased or acquired in reporting periods beginning after June 30, 2005. The Company believes that the adoption of this issue will not have a material effect on its consolidated financial position or results of operations.

Accounting for Income Taxes — In July 2005, the FASB issued an exposure draft of an Interpretation of SFAS No. 109, Accounting for Income Taxes. This proposed Interpretation would clarify the accounting for uncertain tax positions. An enterprise would be required to recognize, in its financial statements, the best estimate of the impact of a tax position only if that position is probable of being sustained based solely on the technical merits of the position. In evaluating whether the probable recognition threshold has been met, this proposed Interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The term probable is used in this proposed Interpretation consistent with its use in SFAS No. 5, Accounting for Contingencies, to mean that “the future event or events are likely to occur.” Individual tax positions that fail to meet the probable recognition threshold will generally result in the inability to recognize the benefit of such position in the financial statements. This proposed Interpretation also provides guidance on disclosure, accrual of interest and penalties, accounting in interim periods and transition. If adopted as proposed, this Interpretation would apply to financial statements effective as of the end of the first fiscal year ending after December 15, 2005. The Company believes that the Interpretation, if adopted as proposed, will not have a material effect on its consolidated financial position or results of operations.

3. COMMITMENTS AND CONTINGENCIES

a.	Litigation - Telamerica Cable Connect. During 2002, Summit Media entered into three (3) agreements with Telamerica Cable Connect (“TCC”) for the purchase of certain advertising units for broadcast use on the ABC Family, Cartoon Network and Nickelodeon cable stations. The agreements between Summit Media and TCC provided for a “ratings and Cost per Thousand (“CPM”) guarantee” for the media buys and required TCC to provide Summit Media with a summary affidavit analysis of the media buys.

On September 27, 2004, TCC filed a Demand for Arbitration claiming that Summit Media owed approximately $234 plus interest for advertising purchased by Summit Media from TCC which Summit Media had refused to pay on the basis that TCC had not provided confirmation of the ratings and CPM guarantee. Summit Media had denied the claim by TCC and asserted a counterclaim against TCC for up to $150, which counterclaim was dismissed by the arbitrator in March 2005. The Company elected to negotiate a settlement of the claim rather than proceed with the arbitration hearing that had been scheduled for May 2005. The Company and TCC settled the claim on May 31, 2005, in exchange for the payment by the Company of $112 to TCC.

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

b.	Deferred Revenue – Music – In July 2002, 4Kids Music granted a right to receive a 50% interest in the Company’s net share of the music revenues from currently existing music produced by the Company for its television programs (excluding Pokémon) (“Current Music Assets”) to an unaffiliated third party in an arms length transaction for $3,000. Further, the Company agreed to grant a right to receive a 50% interest in the Company’s net share of music revenues from future music to be produced by the Company for its television programs (excluding Pokémon) (” Future Music Assets”) to the same third party for $2,000. In consideration of the grant of Future Music Assets, the Company received $750 in June 2003 and $750 in June 2004 and $500 in June 2005.

The Company has deferred all amounts received under the contract, and recognizes revenue as the Current Music Assets and Future Music Assets generate revenue over the contract term. Notwithstanding the foregoing, as of the date the Company has delivered all of the Future Music Assets required under the contract, any portion of the $5,000 that remains deferred and not recognized, will be recognized as revenue. Pursuant to the above, the Company recognized revenues of $180 and $282 for the three and six months ended June 30, 2005, respectively, and $143 and $295 for the three and six months ended June 30, 2004, respectively. The Company has included $3,382 and $3,164 as deferred revenue on the accompanying consolidated balance sheets as of June 30, 2005 and December 31, 2004, respectively.

Home Video – At various dates since May 2002, 4Kids Home Video, entered into various agreements with an unaffiliated third party home video distributor (the “Video Distributor”), pursuant to which 4Kids Home Video provides ongoing advertising, marketing and promotional services with respect to certain home video titles that are owned or controlled by the Company and which are distributed by the Video Distributor. The Video Distributor has paid the Company cumulative advances of $3,845 (during the six months ended June 30, 2005 the Company received $175 in advances) against 4Kids Home Video’s share of the distribution and service fee proceeds to be realized by 4Kids Home Video from such titles. Pursuant to the above, the Company recognized revenue of $41 and $44 for the three and six months ended June 30, 2005, respectively, and $72 and $183 for the three and six months ended June 30, 2004, respectively. The Company has included $564 and $433 as deferred revenue on the accompanying consolidated balance sheets as of June 30, 2005 and December 31, 2004, respectively.

Other Agreements — In addition, the Company entered into other agreements for various properties and advertising time on 4Kids TV in which the Company has received certain advances and/or minimum guarantees. As of June 30, 2005, and December 31, 2004, the unearned portion of these advances and guaranteed payments were $1,729 and $3,258, respectively, and are included in deferred revenue on the accompanying consolidated balance sheets.

10

c.	4Kids TV Broadcast Agreement — In January 2002, the Company entered into a multi-year agreement with Fox to lease Fox’s Saturday morning programming block which airs on Saturday mornings from 8am to 12pm eastern/pacific time (7am to 11am central time), and which the Company originally called the “Fox Box”. In January 2005, the Company re-branded the Fox Box as “4Kids TV.” The Company provides substantially all programming content to be broadcast on 4Kids TV and retains all of the revenue from network advertising sales for the four-hour time period. 4Kids Ad Sales, Inc., a wholly-owned subsidiary of the Company manages and accounts for the ad revenue and costs associated with 4Kids TV. The agreement has an initial term of four broadcast years which began with the September 2002 broadcast year, with the Company having the option to extend the term for up to two additional broadcast years. 4Kids pays a fee of $25,312 for each broadcast year during the initial term of the agreement.

The agreement provided for 50% of the fee for the first broadcast season to be paid within ten days of the execution of the short form agreement in February 2002, with the balance of the fee for the first broadcast year payable in four equal installments in September 2002, December 2002, February 2003 and April 2003. The fee for each subsequent broadcast year is payable 50% in the June preceding the beginning of the broadcast year (which begins in September) with the balance of the fee for the broadcast year payable in four equal installments in September, December, February and April. All payments required to be made on or prior to August 9, 2005 have been made. Additionally, the agreement requires the Company to establish a $25,000 letter of credit for the benefit of Fox, which letter of credit may be reduced by the Company as installments of the final year’s fee are paid. As of June 30, 2005, the Company had received a commitment from a bank for the letter of credit, but the letter of credit had not been issued pending completion of the long form agreement with Fox. Upon the issuance of the letter of credit, the Company will grant a security interest in its cash balances to the issuing bank to secure the amount of such letter of credit and will appropriately disclose these amounts as restricted cash in its consolidated financial statements.

The cost of 4Kids TV is capitalized and amortized over each broadcast year based on estimated advertising revenue for the related broadcast year. The Company recorded amortization expense of $5,971 and $10,558 for the three and six months ended June 30, 2005, respectively, and $5,560 and $10,705 for the three and six months ended June 30, 2004. During the six months ended June 30, 2005, the Company paid Fox and certain Fox affiliates $6,752 and $12,656 attributable to the third and fourth year’s broadcast fees, respectively, and during calendar year 2004, the Company paid Fox and certain Fox affiliates $6,934 and $19,228 attributable to the second and third year’s broadcast fees, respectively. The unamortized portion of these fees of $15,841 and $6,991, are included in “Prepaid 4Kids TV broadcast fee” on the accompanying consolidated balance sheets as of June 30, 2005 and December 31, 2004, respectively.

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

As of June 30, 2005, the minimum guaranteed payment obligations under the 4Kids TV broadcast agreement are as follows:

Year ending December 31,	Amount
2005	$6,328
2006	6,328

Total	$12,656

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

11

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

d.	Contractual Arrangements — During the normal course of business, the Company may enter into various agreements with third parties to license, acquire, distribute, broadcast, develop and/or promote properties. The terms of these agreements will vary based on the services and/or properties included within the agreement, as well as the other terms and conditions set forth therein.

e.	Stock Purchases — During the third quarter of 2004, the Company completed the purchase of 750,000 shares of the Company’s common stock at an average price of $19.93 per share that had previously been authorized by the Board of Directors in November 2003. In November 2004, the Board of Directors authorized the Company to purchase up to 1,000,000 additional shares of the Company’s common stock from time to time through December 31, 2005 in the open market or through negotiated prices. Such purchases are to be made out of the Company’s surplus. During the six months ended June 30, 2005, the Company purchased 600,000 shares of the Company’s common stock at an average price of $19.13 per share under the November 2004 authorization.

f.	Stock Options — Pursuant to its stock option plans, the Company issued stock option grants on April 25, 2005 for approximately 650,000 underlying shares. The options were granted to certain employees, including Officers and members of the Board of Directors at an exercise price of $20.56 (the average of the high and low stock price from the previous day of trading). Each of the stock option grants has a (i) five year life; (ii) is immediately vested and exercisable with respect to 50 percent of the underlying shares; and (iii) becomes vested and exercisable with respect to the remaining 50 percent on December 30, 2005.

4.     SEGMENT AND RELATED INFORMATION

The Company applies SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company has three reportable segments: (i) Licensing; (ii) Advertising, Media and Broadcast; and (iii) Television and Film Production/Distribution. The Company’s reportable segments are strategic business units, which, while managed separately, work together as a vertically integrated entertainment company. The Company’s management regularly evaluates the performance of each segment based on its net revenues, profit and loss after all expenses, including amortized film, television costs and the 4Kids TV broadcast fee, and interest income.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Commencing in 2003, the Company’s Television and Film Production/ Distribution segment recorded inter-segment revenues and the Company’s Advertising, Media and Broadcast segment recorded inter-segment charges related to the estimated acquisition costs of episodic television series for broadcast. In the opinion of management, such acquisition costs represent the estimated fair value which would have been incurred in a transaction between unaffiliated third parties on an arms length basis. All inter-segment transactions have been eliminated in consolidation.

	Licensing	Advertising Media and Broadcast	TV and Film Production/ Distribution	Total
Three Months Ended June 30,
2005:
Net revenues from external customers	$9,362	$4,561	$5,074	$18,997
Amortization of television
and film costs and 4Kids TV
broadcast fee	--	5,971	1,762	7,733
Segment profit (loss)	5,131	(3,740)	(308)	1,083
Interest income	728	23	2	753

2004:
Net revenues from external customers	$9,667	$4,365	$8,065	$22,097
Amortization of television
and film costs and 4Kids TV
broadcast fee	--	5,560	1,995	7,555
Segment profit (loss)	5,870	(3,275)	778	3,373
Interest income	289	4	--	293

Six Months Ended June 30,
2005:
Net revenues from external customers	$18,872	$9,038	$11,353	$39,263
Amortization of television
and film costs and 4Kids TV
broadcast fee	--	10,558	3,845	14,403
Segment profit (loss)	10,431	(6,361)	264	4,334
Interest income	1,350	48	2	1,400
Segment assets	132,984	23,934	22,834	179,752

2004:
Net revenues from external customers	$21,022	$9,093	$14,449	$44,564
Amortization of television
and film costs and 4Kids TV
broadcast fee	--	10,705	3,844	14,549
Segment profit (loss)	12,490	(5,692)	1,856	8,654
Interest income	568	10	--	578
Segment assets	148,126	23,113	22,171	193,410

Additionally, through the Company’s London office and network of international subagents, which allow it to license its properties throughout the world, the Company recognized net merchandise licensing revenues from international sources, primarily in Europe, of $2,001 and $5,148 for the three and six months ended June 30, 2005, respectively, and $2,617 and $5,064 for the three and six months ended June 30, 2004, respectively .

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (In thousands of dollars unless otherwise specified)

Overview

The Company’s results for the six months ended June 30, 2005 reflect an overall decrease in International program sales, Home Video and licensing revenue for 4Kids’ properties as compared to the same period in 2004. “Yu-Gi-Oh!” licensing revenue which declined after a strong fourth quarter in 2004 was partially offset by increased licensing revenue domestically for the “Winx Club” and, the American Kennel Club properties and internationally for the “Shaman King” and the “Teenage Mutant Ninja Turtles” properties. The results were also impacted by increased advertising and promotional costs associated with the re-branding of the Fox Box to 4Kids TV.

On June 30, 2005, the Company entered into an employment agreement with Steven M. Grossman to serve as its Executive Vice President and Chief Operating Officer commencing on September 1, 2005. Mr. Grossman has resigned from the Company’s Audit, Compensation and Nominating and Corporate Governance Committees effective June 30, 2005 but will continue as a director of the Company.

General

The Company receives revenues from its three business segments: (i) Licensing; (ii) Advertising, Media and Broadcasting; and (iii) Television and Film Production/Distribution. The Company typically derives a substantial portion of its licensing revenues from a small number of Properties, which Properties usually generate revenues only for a limited period of time. Since the Company’s licensing revenues are highly subject to changing trends in the toy, game and entertainment businesses, the Company’s licensing revenues from year-to-year from particular properties are subject to dramatic increases and decreases. It is not possible to accurately predict the length of time a property will be commercially successful or if a property will be commercially successful at all. Popularity of properties can vary from months to years. As a result, the Company’s revenues from particular Properties may fluctuate significantly between comparable periods.

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

Recently Issued Accounting Pronouncements – American Jobs Creation Act of 2004 — On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”).  On December 21, 2004, the Financial Accounting Standards Board (“FASB”) issued two FASB Staff Positions (“FSP”) regarding the accounting implications of the Act related to (1) the deduction for qualified domestic production activities (“FSP SFAS No. 109-1”) and (2) the one-time tax benefit for the repatriation of foreign earnings (“FSP SFAS No. 109-2”).  The guidance in the FSP’s applies to financial statements for periods ending after the date the Act was enacted.  The Act provides a deduction of up to 9 percent (when fully phased-in) of the lesser of (a) qualified production activities income, as defined by the Act, or (b) taxable income (after the deduction for the utilization of any net operating loss carryforwards).  This tax deduction is limited to 50 percent of W-2 wages paid by the taxpayer.  The Act also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations.  The Company believes that the adoption of this new tax provision will not have a material effect on its consolidated financial position or results of operations.

Share-Based Payments — In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payments (“SFAS No. 123-R”). SFAS No.123-R is a revision of SFAS No. 123, as amended, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. SFAS No.123-R eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS No. 123-R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123-R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.

SFAS No. 123-R is effective for fiscal years beginning after June 15, 2005. The Company will adopt SFAS No. 123-R effective January 1, 2006, using a modified prospective application. This application will require the Company to record compensation expense for all awards granted after the required effective date and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The Company expects that the adoption of SFAS No. 123-R will not result in the recording of compensation expense in 2006 as all of the Company’s currently outstanding unvested options will be fully vested on December 30, 2005.

Accounting Changes and Error Corrections — In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for, and reporting of, a change in accounting principles.  SFAS No. 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes that the adoption of this pronouncement will not have a material effect on its consolidated financial position or results of operations.

Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination — In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination (“EITF No 05-6”). EITF No 05-6 provides that leasehold improvements that are placed in service significantly after, and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. Leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. The Company is required to apply EITF Issue No. 05-6 to leasehold improvements that are purchased or acquired in reporting periods beginning after June 30, 2005. The Company believes that the adoption of this issue will not have a material effect on its consolidated financial position or results of operations.

Accounting for Income Taxes — In July 2005, the FASB issued an exposure draft of an Interpretation of SFAS No. 109, Accounting for Income Taxes. This proposed Interpretation would clarify the accounting for uncertain tax positions. An enterprise would be required to recognize, in its financial statements, the best estimate of the impact of a tax position only if that position is probable of being sustained based solely on the technical merits of the position. In evaluating whether the probable recognition threshold has been met, this proposed Interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The term probable is used in this proposed Interpretation consistent with its use in SFAS No. 5, Accounting for Contingencies, to mean that “the future event or events are likely to occur.” Individual tax positions that fail to meet the probable recognition threshold will generally result in the inability to recognize the benefit of such position in the financial statements. This proposed Interpretation also provides guidance on disclosure, accrual of interest and penalties, accounting in interim periods and transition. If adopted as proposed, this Interpretation would apply to financial statements effective as of the end of the first fiscal year ending after December 15, 2005. The Company believes that the Interpretation, if adopted as proposed, will not have a material effect on its consolidated financial position or results of operations.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenues for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net Revenues	100%	100%	100%	100%

Selling, general & administrative	47%	38%	45%	38%
Production service costs	10%	14%	11%	11%
Amortization of television
and film costs and Fox broadcast fee	41%	34%	37%	33%

Total Costs and Expenses	98%	86%	93%	82%

Income from Operations	2%	14%	7%	18%
Interest income	3%	1%	4%	1%

Income before income taxes	5%	15%	11%	19%

Income taxes	2%	6%	4%	7%

Net Income	3%	9%	7%	12%

Three and six months ended June 30, 2005 as compared to three and six months ended June 30, 2004

Revenues

Revenues by reportable segment and for the Company as a whole, were as follows:

For the three months ended June 30, 2005 and 2004

	2005	2004	$ Change	% Change
Licensing	$9,362	$9,667	$(305)	(3%)

Advertising Media & Broadcast	4,561	4,365	196	4%
Television and Film Production/Distribution	5,074	8,065	(2,991)	(37%)

Total	$18,997	$22,097	$(3,100)	(14%)

For the six months ended June 30, 2005 and 2004

	2005	2004	$ Change	% Change

Licensing	$18,872	$21,022	$(2,150)	(10%)

Advertising Media & Broadcast	9,038	9,093	(55)	(1%)

Television and Film Production/Distribution	11,353	14,449	(3,096)	(21%)

Total	$39,263	$44,564	$(5,301)	(12%)

The decrease in consolidated net revenues for the three and six months ended June 30, 2005, as compared to the same periods in 2004, was due to a number of factors. In the Licensing segment, decreased revenues were primarily attributable to:

(i)	reduced domestic and international licensing revenue and marketing fees on “Yu-Gi-Oh!” related merchandise, trading cards and video game sales; and

(ii)	reduced licensing revenues on the “Kirby” property; partially offset by

(iii)	increased revenue attributable to the “Winx Club” and “AKC” properties domestically and the “Shaman King” property internationally.

Despite lower licensing revenues, the “Yu-Gi-Oh!” Property continues to be the largest contributor in this business segment. Revenues for the “Teenage Mutant Ninja Turtles” and “Cabbage Patch” properties, the next two largest contributors in this segment, were consistent with the comparable periods of the prior year.

In the Advertising Media and Broadcasting segment, revenues remained consistent for the six months ended June 30, 2005 and increased slightly for the three months ended June 30, 2005 when compared to the same periods in 2004. This increase during the second quarter was primarily a result of increased audience delivery on guaranteed advertising on 4Kids TV, as well as an increase in the advertising rates realized during the period.

In the Television and Film Production/Distribution segment, the significant revenue decrease for the three and six months ended June 30, 2005 when compared to the same periods in 2004 primarily resulted from:

(i)	decreased domestic home video sales for the “Yu-Gi-Oh!,” “Sonic X” and “Teenage Mutant Ninja Turtles” television series; and

(ii)	decreased domestic and international broadcast sales of the “Yu-Gi-Oh!” and “Teenage Mutant Ninja Turtles” television series; partially offset by

(iii)	increased international broadcast sales of the “One Piece” television series.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 6%, or $524 to $8,948 and 5%, or $866 to $17,804 for the three and six months ended June 30, 2005, respectively, when compared to the same periods in 2004. The increase was primarily due to the following:

(i)	increased advertising and promotional costs to support the re-branding of the Fox Box to 4Kids TV;

(ii)	increased accounting and consulting fees incurred by the Company to comply with Section 404 of the Sarbanes-Oxley Act of 2002; and

(iii)	increased payroll costs incurred by the Company as a result of an increase in headcount and annual compensation adjustments; partially offset by

(iv)	decreased costs associated with the Company’s international television broadcast operations.

Production Service and Capitalized Film Costs

Production service and capitalized film costs were as follows:

For the three months ended June 30, 2005 and 2004

	2005	2004	$ Change	% Change
Production Service Costs	$1,986	$3,038	$(1,052)	(35%)
Amortization of Television and Film Costs	1,762	1,995	(233)	(12%)

For the six months ended June 30, 2005 and 2004

	2005	2004	$ Change	% Change
Production Service Costs	$4,122	$5,001	$(879)	(18%)

Amortization of Television and Film Costs	3,845	3,844	1	-%

The decrease in production service costs during the three and six months ended June 30, 2005, as compared to the same periods in 2004, was primarily due to the decreased production costs for the “Pokémon” television series, and the production costs associated with the “Yu-Gi-Oh!” movie which was substantially complete during 2004. These decreases were partially offset by increased production costs for the work performed on producing the “One Piece” television series and other television series. When the Company is entitled to be paid for such production costs, the Company categorizes them as production service costs and reflects a corresponding amount in revenue for the amount billed back to the property owners.

As of June 30, 2005, there were $11,968 of capitalized film production costs in the Company’s consolidated balance sheets relating primarily to various stages of production on 378 episodes of animated programming. Based on management’s ultimate revenue estimates as of June 30, 2005, approximately 66% of the total completed and unamortized film and television costs are expected to be amortized during the next year, and over 90% of the total completed and unamortized film and television costs are expected to be amortized during the next three years.

4Kids TV Broadcast Fee

The annual fee paid to Fox Broadcasting and certain Fox affiliates is capitalized and amortized during each broadcast year, which commences in September, based on estimated advertising revenues for the applicable broadcast year. During the six months ended June 30, 2005, the Company paid Fox and certain Fox affiliates $6,752 and $12,656 attributable to the third and fourth year’s broadcast fees, respectively, and during calendar year 2004, the Company paid Fox and certain affiliates $6,934 and $19,228 attributable to the second and third year’s broadcast fee, respectively. The unamortized portion of these fees of $15,841 and $6,991, are included in “Prepaid 4Kids TV broadcast fee” on the accompanying consolidated balance sheets as of June 30, 2005 and December 31, 2004, respectively.

As a result of the broadcast year (ending each year in September) being different than the Company’s fiscal year (ending each year in December), the amount of the amortization of the broadcast fee recognized from period to period will vary based upon (i) the amount of advertising revenue recognized during the period; and (ii) the amount of advertising revenue already recognized for the broadcast year as a percentage of the total amount expected to be recognized for the full broadcast year. Based on the increased advertising revenue recognized by the Company for the three months ended June 30, 2005, as compared to the same period in 2004, the Company’s amortization of the 4Kids TV broadcast fee increased $411 to $5,971, and based on the decreased advertising revenue recognized by the Company for the six months ended June 30, 2005, as compared to the same period in 2004, the Company’s amortization of the 4Kids TV broadcast fee decreased $147 to $10,558. Through June 30, 2005 and 2004, the Company had amortized 88% and 81%, respectively, of the 4Kids TV broadcast fee for the third and second broadcast year, an increase of 7% in 2005.

In addition to advertising revenues, the operating costs of 4Kids Ad Sales and the amortization of the 4Kids TV broadcast fee, the overall impact of 4Kids TV on the Company’s results of operations includes:

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

Interest Income

Interest income increased 157%, or $460 to $753 and 142%, or $822 to $1,400 for the three and six months ended June 30, 2005, as compared to the same periods in 2004, primarily as a result of increased interest rates.

Income Tax Expense

Income tax expense decreased 66%, or $878 to $452 and 50%, or $1,705 to $1,739 for the three and six months ended June 30, 2005, as compared to the same periods in 2004, due to decreased income before income taxes. The Company’s effective tax rate remained relatively consistent at approximately 40% for both 2005 and 2004.

Net Income

As a result of the above, the Company had net income for the three and six months ended June 30, 2005, of $631 and $2,595, respectively, as compared to $2,043 and $5,210 for the same periods in 2004.

Liquidity and Capital Resources

Financial Position

Cash and cash equivalents and short-term investments as of June 30, 2005 and December 31, 2004 were as follows:

	2005	2004	$ Change
Cash and cash equivalents	$100,646	$111,759	$(11,113)
Investments	7,484	16,067	(8,583)

	$108,130	$127,826	$(19,696)

During the six months ended June 30, 2005, the Company’s cash and cash equivalents and short-term investment balances decreased by $19,696 to $108,130, primarily as a result of cash payments made under the 4Kids TV broadcast agreement of $19,408 and repurchases of common stock made under the Company’s stock repurchase program of $11,479. The decrease was partially offset by collecting seasonally high fourth quarter accounts receivable.

Working capital, consisting of current assets less current liabilities, was $129,623 as of June 30, 2005 and $139,699 as of December 31, 2004.

Sources and Uses of Cash

Cash flows for the six months ended June 30, 2005 and 2004 were as follows:

Sources	2005	2004	$ Change
Operating activities	$(7,634)	$5,994	$(13,628)
Investing activities	8,189	(4,986)	13,175
Financing activities	(11,246)	(7,801)	(3,445)

As of June 30, 2005, the Company had invested $7,484 in short-term government obligations as compared to $16,067 as of December 31, 2004, a decrease of $8,583. During 2005, the Company purchased property and equipment of $394, which was comprised primarily of computer and television production equipment and leasehold improvements, as compared to purchases of property and equipment of $530 for the first six months of 2004. Purchases of property and equipment for the remainder of 2005 are expected to be comparable to that of 2004.

Cash flows from financing activities, including the proceeds received by the Company from the exercise of stock options by the Company’s employees, were primarily used for the purchase of the Company’s common stock. In November 2004, the Company announced that its Board of Directors had authorized the Company to purchase up to 1,000,000 shares of its common stock in the open market or through negotiated prices from time-to-time through December 31, 2005. Such purchases are to be made out of the Company’s surplus. As of June 30, 2005, the Company had purchased 600,000 shares, under the authorization, at an average price of $19.13 per share for a total purchase price of $11,479.

During 2005, the decrease in the Company’s positive cash flow from operations was primarily the result of a decrease in amounts due to licensors and increase in the Company’s accounts receivable, and a decreased overall consumer demand for a small number of its licensed properties.  While the Company strives to further diversify its revenue streams, management remains cognizant of changing trends in the toy, game and entertainment business and the difficulty in predicting the length of time a property will be commercially successful.  As a result, the Company’s revenues, operating results and cash flow from operations may fluctuate significantly from period to period and present operating results that are not necessarily indicative of future performance.

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

Contractual Commitments

The Company’s contractual obligations and commitments are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. As of June 30, 2005, the Company’s contractual obligations and commitments have not materially changed since December 31, 2004.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with an evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that occurred during the fiscal quarter ended June 30, 2005, as having materially affected, or being reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On September 27, 2004, TCC filed a Demand for Arbitration claiming that Summit Media owed approximately $234 plus interest for advertising purchased by Summit Media from TCC which Summit Media had refused to pay on the basis that TCC had not provided confirmation of the ratings and CPM guarantee. Summit Media had denied the claim by TCC and asserted a counterclaim against TCC for up to $150, which counterclaim was dismissed by the arbitrator in March 2005. The Company elected to negotiate a settlement of the claim rather than proceed with the arbitration hearing that had been scheduled for May 2005. The Company and TCC settled the claim on May 31, 2005, in exchange for the payment by the Company of $112 to TCC.

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

23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)     Purchases of Equity Securities by the Issuer

ISSUER PURCHASES OF EQUITY SECURITIES

Period During 2005	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Jan. 1 - Jan. 31	273,100	$19.22	273,100	726,900

Feb. 1 - Feb. 28	76,900	$18.24	76,900	650,000

Mar. 1 - Mar. 31	-	-	-	650,000

Apr. 1 - Apr. 30	-	-	-	650,000

May 1 - May 31	104,600	$19.22	104,600	545,400

Jun. 1 - Jun. 30	145,400	$19.38	145,400	400,000

Total	600,000	$19.13	600,000	400,000

(1)	In November 2004, the Board of Directors authorized the Company to purchase up to 1,000,000 shares of the Company’s common stock from time to time through December 31, 2005 in the open market or through negotiated prices. Such purchases are to be made out of the Company’s surplus. During the six months ended June 30, 2005, the Company purchased 600,000 shares of the Company’s stock at an average price of $19.13 per share under the November 2004 authorization.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on May 26, 2005. The matters voted upon, including the number or votes cast for, against or withheld, as well as the number of abstentions and broker –non-votes, as to each such matter were as follows:

Proposal 1:        All six of management’s nominees for directors as listed in the Company’s 2005 proxy statement were elected with the number of votes cast for each nominee as follows:

	Shares Voted "FOR"	Shares Voted "AGAINST"	Shares "ABSTAINING"	Broker Non-Votes	Votes Withheld
Richard Block	11,509,019	N/A	N/A	N/A	912,324

Jay Emmett	11,549,480	N/A	N/A	N/A	871,863

Joseph P. Garrity	11,658,342	N/A	N/A	N/A	763,001

Michael Goldstein	11,367,785	N/A	N/A	N/A	1,053,558

Steven M. Grossman	11,561,385	N/A	N/A	N/A	859,958

Alfred R. Kahn	11,809,564	N/A	N/A	N/A	611,779

Proposal 2: The proposal to appoint Deloitte & Touche LLP as independent auditors to examine the Company’s financial statements for the fiscal year ending December 31, 2005 was ratified by the following vote:

Shares Voted "FOR"	Shares Voted "AGAINST"	Shares "ABSTAINING"	Broker Non-Votes	Votes Withheld
12,337,454	74,311	9,558	-	-

Proposal 3: The proposal to approve the 4Kids Entertainment, Inc. Long-Term Compensation Plan was ratified by the following vote:

Shares Voted "FOR"	Shares Voted "AGAINST"	Shares "ABSTAINING"	Broker Non-Votes	Votes Withheld
4,994,954	3,239,272	496,900	3,690,217	-

Item 6. Exhibits

(a) Exhibits

31.1	Joint Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

4KIDS ENTERTAINMENT, INC.
Dated: August 9, 2005

By: /s/ Alfred R. Kahn

         Alfred R. Kahn
   Chairman of the Board,
Chief Executive Officer and
               Director

By: /s/ Joseph P. Garrity

          Joseph P. Garrity
      Executive Vice President,
Treasurer, Chief Financial Officer,
Principle Accounting Officer
               and Director

26