Form 10-Q
period 2005-09-30
4 KIDS ENTERTAINMENT INC
filed 2005-11-09
CIK 58592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

       Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_|    No|X|

      At November 9, 2005, the number of shares outstanding of the Registrant’s common stock, par value $.01 per share, was 12,702,143.

4Kids Entertainment, Inc. and Subsidiaries

Table of Contents

Page #

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2005 (Unaudited) and December 31, 2004	2

	Consolidated Statements of Income for the three and nine months ended September 30, 2005 and 2004 (Unaudited)	3

	Consolidated Statements of Stockholders' Equity and Comprehensive Income for the nine months ended September 30, 2005 (Unaudited) and the year ended December 31, 2004	4

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 (Unaudited)	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Controls and Procedures	23

Part II—OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 6.	Exhibits	25

Signatures	26

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
September 30, 2005 AND DECEMBER 31, 2004
(In thousands of dollars, except share data)

ASSETS	2005	2004
CURRENT ASSETS:	(Unaudited)
Cash and cash equivalents	$ 84,451	$111,759
Investments	19,548	16,067

Total cash and investments	103,999	127,826
Accounts receivable - net	26,852	39,917
Prepaid 4Kids TV broadcast fee, net of accumulated amortization
of $79,968 and $64,306 in 2005 and 2004, respectively	13,945	6,991
Prepaid income taxes	1,939	3,074
Prepaid expenses and other current assets	2,618	1,759
Deferred income taxes	--	158

Total current assets	149,353	179,725

PROPERTY AND EQUIPMENT - NET	2,536	2,821

OTHER ASSETS:
Accounts receivable - noncurrent, net	1,029	901
Investment in equity securities	726	726
Film and television costs - net	13,032	10,518
Deferred income taxes - noncurrent	1,436	2,241
Other assets - net	8,927	8,083

TOTAL ASSETS	$177,039	$205,015

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Due to licensors	$ 7,990	$ 16,859
Media payable	--	3,723
Accounts payable and accrued expenses	10,352	12,589
Deferred revenue	5,564	6,855
Deferred income taxes	396	--

Total current liabilities	24,302	40,026

DEFERRED RENT	1,093	1,011

Total liabilities	25,395	41,037

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value - authorized, 3,000,000 shares; none issued	--	--
Common stock, $.01 par value - authorized, 40,000,000 shares;
issued, 14,451,143 and 14,411,768 shares; outstanding 12,778,143 and
13,661,768 shares in 2005 and 2004, respectively	145	144
Additional paid-in capital	58,638	58,068
Accumulated other comprehensive income	617	1,124
Retained earnings	124,159	119,586

	183,559	178,922
Less - cost of 1,673,000 and 750,000 treasury shares in 2005 and 2004, respectively	31,915	14,944

	151,644	163,978

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$177,039	$205,015

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(In thousands of dollars, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
NET REVENUES	$ 20,522	$ 24,682	$ 59,785	$ 69,246

COSTS AND EXPENSES:
Selling, general and administrative	8,802	10,473	26,606	27,411
Production service costs	2,093	1,941	6,215	6,942
Amortization of television and film costs and 4Kids TV broadcast fee	7,248	8,408	21,651	22,957

Total costs and expenses	18,143	20,822	54,472	57,310

INCOME FROM OPERATIONS	2,379	3,860	5,313	11,936

INTEREST INCOME	654	375	2,054	953

INCOME BEFORE INCOME TAXES	3,033	4,235	7,367	12,889

INCOME TAXES	1,055	1,704	2,794	5,148

NET INCOME	$ 1,978	$ 2,531	$ 4,573	$ 7,741

PER SHARE AMOUNTS:
Basic earnings per common share	$ 0.15	$ 0.19	$ 0.35	$ 0.56

Diluted earnings per common share	$ 0.15	$ 0.18	$ 0.33	$ 0.54

Weighted average common shares
outstanding - basic	13,000,418	13,527,388	13,209,094	13,762,211

Weighted average common shares
outstanding - diluted	13,424,913	14,124,098	13,651,572	14,445,848

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED) AND YEAR ENDED DECEMBER 31, 2004
(In thousands of dollars and shares)

	Common Shares	Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Less: Treasury Stock	Total

BALANCE, DECEMBER 31, 2003	13,965	$140	$52,798	$106,856	$ 693	$ --	$ 160,487
Proceeds from exercise of stock options	446	4	2,295	--	--	--	2,299
Tax benefit from exercise of stock
options	--	--	2,975	--	--	--	2,975

Acquisition of treasury stock, at cost	--	--	--	--	--	(14,944)	(14,944)
Comprehensive income:

Net income	--	--	--	12,730	--	--	12,730

Translation adjustment	--	--	--	--	431	--	431

Total comprehensive income	--	--	--	--	--	--	13,161

BALANCE, DECEMBER 31, 2004	14,411	$144	$58,068	$119,586	$ 1,124	$ (14,944)	$ 163,978
Proceeds from exercise of stock options	40	1	440	--	--	--	441
Tax benefit from exercise of stock
options	--	--	130	--	--	--	130

Acquisition of treasury stock, at cost	--	--	--	--	--	(16,971)	(16,971)
Comprehensive income:

Net income	--	--	--	4,573	--	--	4,573

Translation adjustment	--	--	--	--	(507)	--	(507)

Total comprehensive income	--	--	--	--	--	--	4,066

BALANCE, SEPTEMBER 30, 2005	14,451	$145	$58,638	$124,159	$617	$(31,915)	$ 151,644

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(In thousands of dollars)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 4,573	$ 7,741
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Depreciation and amortization	872	979
Amortization of television and film costs and 4Kids TV broadcast fee	21,651	22,957
Provision for doubtful accounts	15	30
Deferred income taxes	1,359	(1,630)
Tax benefit on exercise of stock options	130	1,343
Changes in operating assets and liabilities:
Accounts receivable	12,922	10,267
Film and television costs	(8,503)	(6,800)
Prepaid income taxes	1,135	(453)
Prepaid 4Kids TV broadcast fee	(22,616)	(23,093)
Prepaid expenses and other current assets	(859)	(36)
Other assets - net	(844)	(2,515)
Due to licensors	(8,869)	1,084
Media payable	(3,723)	(1,775)
Accounts payable and accrued expenses	(2,237)	3,008
Deferred revenue	(1,291)	67
Deferred rent	82	103

Net cash(used in) provided by operating activities	(6,203)	11,277

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investments	42,423	49,029
Purchase of investments	(45,904)	(48,713)
Purchase of property and equipment	(593)	(625)
Proceeds from disposal of property, plant and equipment	6	--

Net cash used in investing activities	(4,068)	(309)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	441	1,399
Purchase of treasury shares	(16,971)	(14,944)

Net cash used in financing activities	(16,530)	(13,545)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS	(507)	86

NET DECREASE IN CASH AND CASH EQUIVALENTS	(27,308)	(2,491)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	111,759	95,136

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 84,451	$ 92,645

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Income Taxes	$ 169	$ 5,377

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

Advertising Media and Broadcast — The Company, through a multi-year agreement with Fox, leases Fox’s Saturday morning programming block from 8am to 12pm eastern/pacific time (7am to 11am central time). In January 2005, the Company changed the name of the Saturday morning programming block from “Fox Box” to “4Kids TV.” The Company provides substantially all programming content to be broadcast on 4Kids TV. 4Kids Ad Sales, Inc., a wholly-owned subsidiary of the Company, retains all of the revenue from its sale of network advertising time for the four-hour time period leased from Fox.

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

4Kids Entertainment Music, Inc. (“4Kids Music”), a wholly-owned subsidiary, markets and manages the musical operations of the Company on certain existing and newly created music associated with its television programming. 4Kids Entertainment Home Video, Inc. (“4Kids Home Video”), a wholly-owned subsidiary, distributes home videos associated with television programming produced by 4Kids Productions.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The consolidated financial statements, except for the December 31, 2004 consolidated balance sheet and the consolidated statement of stockholders’ equity for the year ended December 31, 2004, are unaudited. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2005 and December 31, 2004 and the results of operations for the three and nine months ended September 30, 2005 and 2004, and stockholders’ equity for the nine months ended September 30, 2005 and the year ended December 31, 2004, and comprehensive income, and cash flows for the nine months ended September 30, 2005 and 2004. Because of the inherent seasonality and changing trends of the toy, game, entertainment and advertising industries, operating results for the Company on a quarterly basis may not be indicative of operating results for the full year.

These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, for the year ended December 31, 2004, which are included in the Company’s Annual Report on Form 10-K on March 16, 2005 and the amended Forms 10-K/A on March 18, 2005 and April 29, 2005 with respect to such period that have been filed with the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. The December 31, 2004 consolidated balance sheet amounts are derived from the Company’s audited consolidated financial statements.

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

Production and adaptation costs charged to the licensor are included in net revenues and the corresponding costs are included in production service costs in the accompanying consolidated statements of income. Production service costs included in net revenues amounted to $2,093 and $6,215 for the three and nine months ended September 30, 2005, respectively, and $1,941 and $6,942 for the three and nine months ended September 30, 2004, respectively.

Home video revenues: Revenues from home video sales, net of a reserve for returns, are recognized on the date that the home video units are shipped by the Company’s distributor to wholesalers/retailers. Consistent with the practice in the home video industry, the Company estimates the reserve for returns based upon its review of historical returns rates and expected future performance.

Music revenues: Revenues from music sales, net of a reserve for returns, are recognized on the date units are shipped by the Company’s distributor to wholesalers/retailers as reported to the Company. In the case of musical performance revenues, the revenue is recognized when the musical recordings are broadcast and/or performed.

Prepaid 4Kids TV Broadcast Fee — The Company capitalizes the broadcast fee paid to Fox and amortizes the amount of such fee over the broadcast season based on estimated advertising revenue. During the nine months ended September 30, 2005, the Company paid Fox and certain affiliates $6,752 and $15,864 attributable to the third and fourth year’s broadcast fees, respectively, and during calendar year 2004, the Company paid Fox and certain affiliates $6,934 and $19,228 attributable to the second and third year’s broadcast fees, respectively. The unamortized portion of these fees of $13,945 and $6,991, are included in “Prepaid 4Kids TV broadcast fee” on the accompanying consolidated balance sheets as of September 30, 2005 and December 31, 2004, respectively.

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

Translation of Foreign Currency — In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, the Company classifies items of other comprehensive income by their nature in the financial statements and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet. The assets and liabilities of the Company’s foreign subsidiary, 4Kids Entertainment International, have been recorded in their local currency and translated to U.S. dollars using period-end exchange rates. Income and expense items have been translated at the average rate of exchange prevailing during the period. Any adjustment resulting from translating the financial statements of the foreign subsidiary is reflected as “other comprehensive income,” net of related tax. Comprehensive income for the three and nine months ended September 30, 2005, was $1,893 and $4,066, respectively, which included translation adjustments of $(85) and $(507) for the respective periods. Comprehensive income for the three and nine months ended September 30, 2004, was $2,460 and $7,768, respectively, which included translation adjustments of $(12) and $86 for the respective periods.

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

SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), establishes a fair value-based method of accounting for employee stock-based compensation plans and encourages companies to adopt that method. However, it also allows companies to continue to apply the intrinsic value-based method currently prescribed under APB No. 25. The Company has elected to continue to report stock-based compensation in accordance with APB No. 25. The table below sets forth the pro forma disclosure of the effects of applying the fair value method to all applicable awards granted. Under APB No. 25 and related interpretations, no compensation cost has been recognized for the Company’s stock options. Had compensation cost for the Company’s stock options been determined based on the fair value at the grant date for those awards as permitted (but not required) under the alternative method of SFAS No. 123, the Company’s results of operations and related per share amounts would have been reduced to the pro forma amounts indicated below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income as reported	$1,978	$2,531	$4,573	$7,741
Deduct stock-based employee compensation
expense determined under fair value based
method for all awards, net of tax	762	461	2,860	2,993

Pro forma net income	$1,216	$2,070	$1,713	$4,748

Net income per share:
Reported
Basic	$ 0.15	$ 0.19	$ 0.35	$ 0.56

Diluted	$ 0.15	$ 0.18	$ 0.33	$ 0.54

Pro forma
Basic	$ 0.09	$ 0.15	$ 0.13	$ 0.35

Diluted	$ 0.09	$ 0.15	$ 0.13	$ 0.33

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used for options granted in 2005 and 2004 included no dividend yield for the periods, expected volatility of approximately 38% and 58% for 2005 and 2004, respectively, a risk-free interest rate of approximately 3.76% and 2.06% for 2005 and 2004, respectively, and an option duration of 3.6 and 3.7 years for 2005 and 2004, respectively.

Recently Issued Accounting Pronouncements – American Jobs Creation Act of 2004 — On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”).  On December 21, 2004, the Financial Accounting Standards Board (“FASB”) issued two FASB Staff Positions (“FSP”) regarding the accounting implications of the Act related to (1) the deduction for qualified domestic production activities — FSP SFAS No. 109-1 and (2) the one-time tax benefit for the repatriation of foreign earnings — FSP SFAS No. 109-2.  The guidance in the FSP’s applies to financial statements for periods ending after the date the Act was enacted.  The Act provides a deduction of up to 9 percent (when fully phased-in) of the lesser of (a) qualified production activities income, as defined by the Act, or (b) taxable income (after the deduction for the utilization of any net operating loss carryforwards).  This tax deduction is limited to 50 percent of W-2 wages paid by the taxpayer.  The Act also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations.  The Company believes that the adoption of this new tax provision will not have a material effect on its consolidated financial position or results of operations.

Share-Based Payments — In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payments (“SFAS No. 123-R”). SFAS No.123-R is a revision of SFAS No. 123, as amended, Accounting for Stock-Based Compensation, and supersedes APB No. 25. SFAS No.123-R eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS No. 123-R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123-R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.

SFAS No. 123-R is effective for fiscal years beginning after June 15, 2005. The Company will adopt SFAS No. 123-R effective January 1, 2006, using a modified prospective application. This application will require the Company to record compensation expense for all awards granted after the required effective date and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The Company expects that the adoption of SFAS No. 123-R will not result in the recording of compensation expense in 2006 as all of the Company’s currently outstanding unvested options will be fully vested by December 31, 2005.

Accounting Changes and Error Corrections — In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”). SFAS No. 154 replaces APB No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for, and reporting of, a change in accounting principles.  SFAS No. 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes that the adoption of this pronouncement will not have a material effect on its consolidated financial position or results of operations.

Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination — In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination (“EITF No. 05-6”). EITF No. 05-6 provides that leasehold improvements that are placed in service significantly after, and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. Leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. The Company is required to apply EITF No. 05-6 to leasehold improvements that are purchased or acquired in reporting periods beginning after June 30, 2005. The Company believes that the adoption of this issue will not have a material effect on its consolidated financial position or results of operations.

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

3. COMMITMENTS AND CONTINGENCIES

a.	Litigation — The Company from time to time is involved in litigation arising in the ordinary course of its business. The Company does not believe that such litigation to which the Company or any subsidiary of the Company is a party or of which any of their property is the subject will, individually or in the aggregate, have a material adverse effect on the Company’s financial position or the results of its operations.

b.	Deferred Revenue – Music – In July 2002, 4Kids Music granted a right to receive a 50% interest in the Company’s net share of the music revenues from currently existing music produced by the Company for its television programs (excluding Pokémon) (“Current Music Assets”) to an unaffiliated third party in an arms length transaction for $3,000. Further, the Company agreed to grant a right to receive a 50% interest in the Company’s net share of music revenues from future music to be produced by the Company for its television programs (excluding Pokémon) (“ Future Music Assets”) to the same third party for $2,000. In consideration of the grant of Future Music Assets, the Company received $750 in June 2003 and $750 in June 2004 and $500 in June 2005.

The Company has deferred all amounts received under the contract, and recognizes revenue as the Current Music Assets and Future Music Assets generate revenue over the contract term. Notwithstanding the foregoing, as of the date the Company has delivered all of the Future Music Assets required under the contract, any portion of the $5,000 that remains deferred and not recognized, will be recognized as revenue. Pursuant to the above, the Company recognized revenues of $132 and $414 for the three and nine months ended September 30, 2005, respectively, and $75 and $370 for the three and nine months ended September 30, 2004, respectively. The Company has included $3,250 and $3,164 as deferred revenue on the accompanying consolidated balance sheets as of September 30, 2005 and December 31, 2004, respectively.

Home Video – At various dates since May 2002, 4Kids Home Video, entered into various agreements with an unaffiliated third party home video distributor (the “Video Distributor”), pursuant to which 4Kids Home Video provides ongoing advertising, marketing and promotional services with respect to certain home video titles that are owned or controlled by the Company and which are distributed by the Video Distributor. The Video Distributor has paid the Company cumulative advances of $3,845 (during the nine months ended September 30, 2005 the Company received $175 in advances) against 4Kids Home Video’s share of the distribution and service fee proceeds to be realized by 4Kids Home Video from such titles. Pursuant to the above, the Company recognized revenue of $23 and $67 for the three and nine months ended September 30, 2005, respectively, and $75 and $258 for the three and nine months ended September 30, 2004, respectively. The Company has included $541 and $433 as deferred revenue on the accompanying consolidated balance sheets as of September 30, 2005 and December 31, 2004, respectively.

Other Agreements — In addition, the Company entered into other agreements for various properties and advertising time on 4Kids TV in which the Company has received certain advances and/or minimum guarantees. As of September 30, 2005, and December 31, 2004, the unearned portion of these advances and guaranteed payments were $1,773 and $3,258, respectively, and are included in deferred revenue on the accompanying consolidated balance sheets.

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

The agreement provided for 50% of the fee for the first broadcast season to be paid within ten days of the execution of the short form agreement in February 2002, with the balance of the fee for the first broadcast year payable in four equal installments in September 2002, December 2002, February 2003 and April 2003. The fee for each subsequent broadcast year is payable 50% in the June preceding the beginning of the broadcast year (which begins in September) with the balance of the fee for the broadcast year payable in

10

four equal installments in September, December, February and April. All payments required to be made on or prior to August 9, 2005 have been made. Additionally, the agreement requires the Company to establish a $25,000 letter of credit for the benefit of Fox, which letter of credit may be reduced by the Company as installments of the final year’s fee are paid. As of September 30, 2005, the Company had received a commitment from a bank for the letter of credit, but the letter of credit had not been issued pending completion of the long form agreement with Fox. Upon the issuance of the letter of credit, the Company will grant a security interest in its cash balances to the issuing bank to secure the amount of such letter of credit and will appropriately disclose these amounts as restricted cash in its consolidated financial statements.

The cost of 4Kids TV is capitalized and amortized over each broadcast year based on estimated advertising revenue for the related broadcast year. The Company recorded amortization expense of $5,104 and $15,662 for the three and nine months ended September 30, 2005, respectively, and $6,699 and $17,404 for the three and nine months ended September 30, 2004. During the nine months ended September 30, 2005, the Company paid Fox and certain Fox affiliates $6,752 and $15,864 attributable to the third and fourth year’s broadcast fees, respectively, and during calendar year 2004, the Company paid Fox and certain Fox affiliates $6,934 and $19,228 attributable to the second and third year’s broadcast fees, respectively. The unamortized portion of these fees of $13,945 and $6,991, are included in “Prepaid 4Kids TV broadcast fee” on the accompanying consolidated balance sheets as of September 30, 2005 and December 31, 2004, respectively.

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

As of September 30, 2005, the minimum guaranteed payment obligations under the 4Kids TV broadcast agreement are as follows:

Year ending December 31,	Amount
2005	$3,164
2006	6,328

Total	$9,492

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

d.	Contractual Arrangements — During the normal course of business, the Company may enter into various agreements with third parties to license, acquire, distribute, broadcast, develop and/or promote properties. The terms of these agreements will vary based on the services and/or properties included within the agreement, as well as the other terms and conditions set forth therein.

11

e.	Stock Purchases — During the third quarter of 2004, the Company completed the purchase of 750,000 shares of the Company’s common stock at an average price of $19.93 per share that had previously been authorized by the Board of Directors in November 2003. In November 2004, the Board of Directors authorized the Company to purchase up to 1,000,000 additional shares of the Company’s common stock from time to time through December 31, 2005 in the open market or through negotiated prices. Such purchases are to be made out of the Company’s surplus. During the nine months ended September 30, 2005, the Company purchased 923,000 shares of the Company’s common stock at an average price of $18.39 per share under the November 2004 authorization.

f.	Stock Options — Pursuant to its stock option plans, the Company issued stock option grants on April 25, 2005 and September 1, 2005 for approximately 650,000 and 125,000 underlying shares, respectively. The options were granted to certain employees, including officers and members of the Board of Directors, at an exercise price of $20.56 and $17.00, respectively (the average of the high and low stock price from the previous day of trading). Each of the stock option grants has a (i) five year life; (ii) is immediately vested and exercisable with respect to 50 percent of the underlying shares; and (iii) becomes vested and exercisable with respect to the remaining 50 percent on December 30, 2005 and December 31, 2005, respectively.

g.	Related Party Transactions — Brian Lacey has been Executive Vice President of International for 4Kids since July 2003. Prior to joining 4Kids, Mr. Lacey was the President and founder of Lacey Entertainment, a New York-based worldwide television marketing, production and distribution company (“Lacey”). Until July 2003, (when the agreement was terminated), Lacey provided consulting services to the Company under a fee-based agreement pursuant to which the Company agreed to pay Lacey a percentage of all programming sales placed by Lacey in the international marketplace as the cash payments for such programming sales were received. During the three months ended September 30, 2005, Lacey was paid approximately $1,291 with respect to this agreement. As of September 30, 2005 and December 31, 2004, the Company has included $95 and $1,146, respectively, of accrued amounts due to Lacey in accounts payable and accrued expenses on its accompanying consolidated balance sheets.

h.	Subsequent Events – Sale of Investment in Equity Securities – In October 2005, the Company sold its 3% interest in The Pokémon Company (“PUI”) to Game Freak, Inc., Creatures, Inc. and Nintendo Co., Ltd. in equal shares for aggregate proceeds of $960. The Company had obtained its 3% interest in PUI through an initial investment of $726. As a result of this transaction, the Company will recognize a gain of approximately $234 during the three months ending December 31, 2005.

Treasury stock – Subsequent to September 30, 2005, 77,000 additional shares of the Company’s common stock were purchased by the Company at an average price of $17.32 per share, which completed the purchase of 1,000,000 shares of the Company’s stock under the November 30, 2004 Board of Directors authorization.

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

	Licensing	Advertising Media and Broadcast	TV and Film Production/ Distribution	Total

Three Months Ended September 30,
2005:
Net revenues from external customers	$ 9,149	$ 5,034	$ 6,339	$ 20,522
Amortization of television
and film costs and 4Kids TV
broadcast fee	--	5,104	2,144	7,248
Segment profit (loss)	5,087	(2,945)	891	3,033
Interest income	629	25	--	654

2004:
Net revenues from external customers	$ 11,489	$ 4,837	$ 8,356	$ 24,682
Amortization of television
and film costs and 4Kids TV
broadcast fee	--	6,699	1,709	8,408
Segment profit (loss)	6,459	(3,994)	1,770	4,235
Interest income	370	5	--	375

Nine Months Ended September 30,
2005:
Net revenues from external customers	$ 28,021	$ 14,072	$17,692	$ 59,785
Amortization of television
and film costs and 4Kids TV
broadcast fee	--	15,662	5,989	21,651
Segment profit (loss)	15,519	(9,307)	1,155	7,367
Interest income	1,979	73	2	2,054
Segment assets	129,992	20,926	26,121	177,039

2004:
Net revenues from external customers	$ 32,512	$ 13,929	$22,805	$ 69,246
Amortization of television
and film costs and 4Kids TV
broadcast fee	--	17,404	5,553	22,957
Segment profit (loss)	18,949	(9,686)	3,626	12,889
Interest income	938	15	--	953
Segment assets	149,716	19,519	22,105	191,340

Additionally, through the Company’s London office and network of international subagents, which allow it to license its properties throughout the world, the Company recognized net merchandise licensing revenues from international sources, primarily in Europe, of $3,060 and $8,209 for the three and nine months ended September 30, 2005, respectively, and $2,373 and $7,437 for the three and nine months ended September 30, 2004, respectively.

_________________

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands of dollars unless otherwise specified)

Overview

The Company’s results for the nine months ended September 30, 2005 reflect an overall decrease in International program sales, theatrical film sales, home video and licensing revenue for 4Kids’ properties as compared to the same period in 2004. The decline in “Yu-Gi-Oh!” licensing revenues in 2005 as compared with 2004 was partially offset by increased licensing revenue domestically for the “Cabbage Patch”, “Winx Club” and the “American Kennel Club” properties and internationally for the “Shaman King” property. The 2005 results were also impacted by increased advertising and promotional costs associated with the re-branding of the Fox Box to 4Kids TV and the September 2005 launch of the new broadcast year.

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

Management regularly reviews, and revises when necessary, its total revenue estimates on a title-by-title basis, which may result in a change in the rate of amortization and/or a write-down of the film or television asset to estimated fair value. The Company determines the estimated fair value for individual film and television properties based on the estimated future ultimate revenues and costs in accordance with Statement of Position (“SOP”) No. 00-2, Accounting by Producers and Distributors of Films (“SOP No. 002”). These ultimate revenues are also used to amortize the capitalized film costs in accordance with SOP No. 00-2.

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

Recently Issued Accounting Pronouncements – American Jobs Creation Act of 2004 — On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”).  On December 21, 2004, the Financial Accounting Standards Board (“FASB”) issued two FASB Staff Positions (“FSP”) regarding the accounting implications of the Act related to (1) the deduction for qualified domestic production activities — FSP SFAS No. 109-1 and (2) the one-time tax benefit for the repatriation of foreign earnings — FSP SFAS No. 109-2.  The guidance in the FSP’s applies to financial statements for periods ending after the date the Act was enacted.  The Act provides a deduction of up to 9 percent (when fully phased-in) of the lesser of (a) qualified production activities income, as defined by the Act, or (b) taxable income (after the deduction for the utilization of any net operating loss carryforwards).  This tax deduction is limited to 50 percent of W-2 wages paid by the taxpayer.  The Act also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations.  The Company believes that the adoption of this new tax provision will not have a material effect on its consolidated financial position or results of operations.

Share-Based Payments — In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payments (“SFAS No. 123-R”). SFAS No.123-R is a revision of SFAS No. 123, as amended, Accounting for Stock-Based Compensation, and supersedes APB No. 25. SFAS No.123-R eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS No. 123-R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123-R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.

SFAS No. 123-R is effective for fiscal years beginning after June 15, 2005. The Company will adopt SFAS No. 123-R effective January 1, 2006, using a modified prospective application. This application will require the Company to record compensation expense for all awards granted after the required effective date and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The Company expects that the adoption of SFAS No. 123-R will not result in the recording of compensation expense in 2006 as all of the Company’s currently outstanding unvested options will be fully vested by December 31, 2005.

Accounting Changes and Error Corrections — In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”). SFAS No. 154 replaces APB No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for, and reporting of, a change in accounting principles.  SFAS No. 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes that the adoption of this pronouncement will not have a material effect on its consolidated financial position or results of operations.

Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination — In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination (“EITF No. 05-6”). EITF No 05-6 provides that leasehold improvements that are placed in service significantly after, and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. Leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. The Company is required to apply EITF No. 05-6 to leasehold improvements that are purchased or acquired in reporting periods beginning after June 30, 2005. The Company believes that the adoption of this issue will not have a material effect on its consolidated financial position or results of operations.

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

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenues for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net Revenues	100%	100%	100%	100%

Selling, general & administrative	43%	43%	45%	40%
Production service costs	10%	8%	10%	10%
Amortization of television
and film costs and Fox broadcast fee	35%	34%	36%	33%

Total Costs and Expenses	88%	85%	91%	83%

Income from Operations	12%	15%	9%	17%
Interest income	3%	2%	4%	1%

Income before income taxes	15%	17%	13%	18%

Income taxes	5%	7%	5%	7%

Net Income	10%	10%	8%	11%

Three and nine months ended September 30, 2005 as compared to three and nine months ended September 30, 2004

Revenues

Revenues by reportable segment and for the Company as a whole were as follows:

For the three months ended September 30, 2005 and 2004

	2005	2004	$ Change	% Change
Licensing	$ 9,149	$11,489	$(2,340)	(20%)
Advertising Media & Broadcast	5,034	4,837	197	4%
Television and Film Production/Distribution	6,339	8,356	(2,017)	(24%)

Total	$20,522	$24,682	$(4,160)	(17%)

For the nine months ended September 30, 2005 and 2004

	2005	2004	$ Change	% Change
Licensing	$28,021	$32,512	$(4,491)	(14%)
Advertising Media & Broadcast	14,072	13,929	143	1%
Television and Film Production/Distribution	17,692	22,805	(5,113)	(22%)

Total	$59,785	$69,246	$(9,461)	(14%)

The decrease in consolidated net revenues for the three and nine months ended September 30, 2005, as compared to the same periods in 2004, was due to a number of factors. In the Licensing segment, decreased revenues were primarily attributable to:

(i)	reduced domestic and international licensing revenue and marketing fees on “Yu-Gi-Oh!” related merchandise, trading cards and video game sales; and
(ii)	reduced licensing revenues on the “Teenage Mutant Ninja Turtles” “Kirby” and “Pokémon” properties; partially offset by
(iii)	increased revenues attributable to the “Cabbage Patch,” “Winx Club” and “AKC” properties domestically and the “Shaman King” property internationally.

17

Despite lower licensing revenues, the “Yu-Gi-Oh!” and “Teenage Mutant Ninja Turtle” properties continue to be the two largest contributors in this business segment. Revenues for the “Cabbage Patch” property, the third largest contributor in this segment, have increased over the comparable periods of the prior year.

In the Advertising Media and Broadcasting segment, revenues remained consistent for the three and nine months ended September 30, 2005 when compared to the same periods in 2004. Revenues from increased media buying commissions were partially offset by reduced ad sales revenues.

In the Television and Film Production/Distribution segment, the revenue decline for the three and nine months ended September 30, 2005 when compared to the same periods in 2004 primarily resulted from:

(i)	decreased sales related to the theatrical release of the “Yu-Gi-Oh!” movie in August 2004 with no corresponding theatrical release in 2005;
(ii)	decreased domestic home video sales for the “Yu-Gi-Oh!” and “Teenage Mutant Ninja Turtles” television series; and
(iii)	decreased domestic and international broadcast sales of the “Yu-Gi-Oh!,” “Pokémon” and “Teenage Mutant Ninja Turtles” television series; partially offset by
(iv)	increased domestic and international broadcast sales of the “One Piece” television series.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 16%, or $1,671 to $8,802 and 3%, or $805 to $26,606 for the three and nine months ended September 30, 2005, respectively, when compared to the same periods in 2004. The decreases were primarily due to the following:

(i)	decreased costs associated with guaranteed payments during the third quarter of 2004 made by the Company to acquire the “Yu-Gi-Oh!” movie representation rights; and
(ii)	decreased costs associated with the Company’s television broadcast operations; partially offset by
(iii)	increased advertising and promotional costs to support the re-branding of the Fox Box to 4Kids TV and for the September 2005 launch of the new broadcast year.

Production Service and Capitalized Film Costs

Production service and capitalized film costs were as follows:

For the three months ended September 30, 2005 and 2004

	2005	2004	$ Change	% Change
Production Service Costs	$2,093	$1,941	$152	8%
Amortization of Television and Film Costs	2,144	1,709	435	25%

For the nine months ended September 30, 2005 and 2004

	2005	2004	$ Change	% Change
Production Service Costs	$6,215	$6,942	$(727)	(10%)
Amortization of Television and Film Costs	5,989	5,553	436	8%

The increase in production service costs during the three months ended September 30, 2005, as compared to the same period in 2004, was primarily due to increased production costs for the work performed on producing the “Sonic X” and “Chaotic” television series, partially offset by decreased costs for the “Pokémon” television series. The decrease in production service costs during the nine months ended September 30, 2005, as compared to the same period in 2004, was primarily due to lower production costs attributable to the “Pokémon” television series, and the production costs associated with the “Yu-Gi-Oh!” movie which was substantially complete during 2004, partially offset by increased production costs for the work performed on producing the “One Piece” and “Chaotic” television series. When the Company is entitled to be paid for such production costs, the Company categorizes them as production service costs and reflects a corresponding amount in revenue for the amount billed back to the property owners.

As of September 30, 2005, there was $13,032 of capitalized film production costs in the Company’s consolidated balance sheet relating primarily to various stages of production on 400 episodes of animated programming. Based on management’s ultimate revenue estimates as of September 30, 2005, approximately 66% of the total completed and unamortized film and television costs are expected to be amortized during the next year, and over 90% of the total completed and unamortized film and television costs are expected to be amortized during the next three years.

4Kids TV Broadcast Fee

The annual fee paid to Fox Broadcasting and certain Fox affiliates is capitalized and amortized during each broadcast year, which commences in September, based on estimated advertising revenues for the applicable broadcast year. During the nine months ended September 30, 2005, the Company paid Fox and certain Fox affiliates $6,752 and $15,864 attributable to the third and fourth year’s broadcast fees, respectively, and during calendar year 2004, the Company paid Fox and certain affiliates $6,934 and $19,228 attributable to the second and third year’s broadcast fee, respectively. The unamortized portion of these fees of $13,945 and $6,991 are included in “Prepaid 4Kids TV broadcast fees” on the accompanying consolidated balance sheets as of September 30, 2005 and December 31, 2004, respectively.

As a result of the broadcast year (ending each year in September) being different than the Company’s fiscal year (ending each year in December), the amount of the amortization of the broadcast fee recognized from period to period will vary based upon (i) the amount of advertising revenue recognized during the period; and (ii) the amount of advertising revenue already recognized for the broadcast year as a percentage of the total amount expected to be recognized for the full broadcast year. Based on the decreased advertising revenue recognized by the Company for the three months ended September 30, 2005, as compared to the same period in 2004, the Company’s amortization of the 4Kids TV broadcast fee decreased $1,595 to $5,104, and based on the decreased advertising revenue recognized by the Company for the nine months ended September 30, 2005, as compared to the same period in 2004, the Company’s amortization of the 4Kids TV broadcast fee decreased $1,742 to $15,662.

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

The ability of the Company to further develop its merchandising and, to a lesser extent, home video and music publishing revenue streams were significant components of its evaluation process which resulted in the decision to lease the 4Kids TV Saturday morning programming block.

Interest Income

Interest income increased 74%, or $279 to $654 and 116%, or $1,101 to $2,054 for the three and nine months ended September 30, 2005, as compared to the same periods in 2004, primarily as a result of increased interest rates.

Income Tax Expense

Income tax expense decreased 38%, or $649 to $1,055 and 46%, or $2,354 to $2,794 for the three and nine months ended September 30, 2005, as compared to the same periods in 2004, primarily due to decreased income before income taxes and a reduction in the Company’s effective tax rate to 38% during 2005 compared to 40% in 2004. The reduction in the effective tax rate is principally due to a shift in the Company’s investment strategy toward tax-exempt securities during the current year.

Net Income

As a result of the above, the Company had net income for the three and nine months ended September 30, 2005 of $1,978 and $4,573, respectively, as compared to $2,531 and $7,741 for the same periods in 2004.

Liquidity and Capital Resources

Financial Position

Cash and cash equivalents and short-term investments as of September 30, 2005 and December 31, 2004 were as follows:

	2005	2004	$ Change
Cash and cash equivalents	$ 84,451	$ 111,759	$(27,308)
Investments	19,548	16,067	3,481

	$103,999	$ 127,826	$(23,827)

During the nine months ended September 30, 2005, the Company’s cash and cash equivalents and short-term investment balances decreased by $23,827 to $103,999, primarily as a result of cash payments made under the 4Kids TV broadcast agreement of $22,616 and repurchases of common stock made under the Company’s stock repurchase program of $16,971. The decrease was partially offset by collecting seasonally high fourth quarter accounts receivable during the nine months ended September 30, 2005.

Working capital, consisting of current assets less current liabilities, was $125,051 as of September 30, 2005 and $139,699 as of December 31, 2004.

Sources and Uses of Cash

Cash flows for the nine months ended September 30, 2005 and 2004 were as follows:

Sources	2005	2004	$ Change
Operating activities	$(6,203)	$11,277	$(17,480)
Investing activities	(4,068)	(309)	(3,759)
Financing activities	(16,530)	(13,545)	(2,985)

As of September 30, 2005, the Company had invested $19,548 in short-term government obligations as compared to $16,067 as of December 31, 2004, an increase of $3,481. During 2005, the Company purchased property and equipment of $593, which was comprised primarily of computer and television production equipment and leasehold improvements, as compared to purchases of property and equipment of $625 for the first nine months of 2004. Purchases of property and equipment for the remainder of 2005 are expected to be comparable to that of 2004.

Cash flows from financing activities, including the proceeds received by the Company from the exercise of stock options by the Company’s employees, were primarily used for the purchase of the Company’s common stock. In November 2004, the Company announced that its Board of Directors had authorized the Company to purchase up to 1,000,000 shares of its common stock in the open market or through negotiated prices from time-to-time through December 31, 2005. Such purchases are to be made out of the Company’s surplus. As of September 30, 2005, the Company had purchased 923,000 shares, under the authorization, at an average price of $18.39 per share for a total purchase price of $16,971. Subsequent to September 30, 2005, 77,000 additional shares of the Company’s common stock were purchased by the Company at an average price of $17.32 per share, which completed the purchase of 1,000,000 shares of the Company’s stock under the November 30, 2004 Board of Directors authorization.

During 2005, the change in the Company’s positive cash flow from operations primarily resulted from a decline in amounts due to licensors resulting from decreased overall consumer demand for a small number of its licensed properties.  While the Company strives to further diversify its revenue streams, management remains cognizant of changing trends in the toy, game and entertainment business and the difficulty in predicting the length of time a property will be commercially successful.  As a result, the Company’s revenues, operating results and cash flow from operations may fluctuate significantly from period to period and present operating results that are not necessarily indicative of future performance.

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

Contractual Commitments

The Company’s contractual obligations and commitments are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. As of September 30, 2005, the Company’s contractual obligations and commitments have not materially changed since December 31, 2004, except for the following:

Related Party Transactions

Brian Lacey has been Executive Vice President of International for 4Kids since July 2003. Prior to joining 4Kids, Mr. Lacey was the President and founder of Lacey Entertainment, a New York-based worldwide television marketing, production and distribution company (“Lacey”). Until July 2003, (when the agreement was terminated), Lacey provided consulting services to the Company under a fee-based agreement pursuant to which the Company agreed to pay Lacey a percentage of all programming sales placed by Lacey in the international marketplace as the cash payments for such programming sales were received. During the three months ended September 30, 2005, Lacey was paid approximately $1,291 with respect to this agreement. As of September 30, 2005 and December 31, 2004, the Company has included $95 and $1,146, respectively, of accrued amounts due to Lacey in accounts payable and accrued expenses on its accompanying consolidated balance sheets.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with an evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that occurred during the fiscal quarter ended September 30, 2005, as having materially affected, or being reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)     Purchases of Equity Securities by the Issuer

ISSUER PURCHASES OF EQUITY SECURITIES

Period During 2005	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Jan. 1 - Jan. 31	273,100	$19.22	273,100	726,900

Feb. 1 - Feb. 28	76,900	$18.24	76,900	650,000

Mar. 1 - Mar. 31	-	-	-	650,000

Apr. 1 - Apr. 30	-	-	-	650,000

May 1 - May 31	104,600	$19.22	104,600	545,400

Jun. 1 - Jun. 30	145,400	$19.38	145,400	400,000

Jul. 1 - Jul. 31	-	-	-	400,000

Aug. 1 - Aug. 31	127,000	$17.02	127,000	273,000

Sep. 1 - Sep. 30	196,000	$16.99	196,000	77,000

Total	923,000	$18.39	923,000	77,000

(1)	In November 2004, the Board of Directors authorized the Company to purchase up to 1,000,000 shares of the Company's common stock from time to time through December 31, 2005 in the open market or through negotiated prices. Such purchases are to be made out of the Company's surplus. During the nine months ended September 30, 2005, the Company purchased 923,000 shares of the Company's stock at an average price of $18.39 per share under the November 2004 authorization.

Subsequent to September 30, 2005, 77,000 additional shares of the Company's common stock were purchased by the Company at an average price of $17.32 per share, which completed the purchase of 1,000,000 shares of the Company's stock under the November 2004 Board of Directors authorization.

24

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
Dated: November 9, 2005

By: /s/ Alfred R. Kahn

         Alfred R. Kahn
   Chairman of the Board,
Chief Executive Officer and
               Director

By: /s/ Joseph P. Garrity

          Joseph P. Garrity
      Executive Vice President,
Treasurer, Chief Financial Officer,
Principle Accounting Officer
               and Director

26