Form 10-K
period 2005-12-31
4 KIDS ENTERTAINMENT INC
filed 2006-03-16
CIK 58592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2005
OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File No. 0-7843

4Kids Entertainment, Inc.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-2691380 (I.R.S. Employer Identification No.)

1414 Avenue of the Americas New York, New York (Address of principal executive offices)	10019 (Zip Code)

Registrant’s telephone number, including area code: (212) 758-7666 Securities registered pursuant to Section 12(b) of the Act:

Title of Class Common Stock, $0.01 par value	Name of each exchange on which registered New York Stock Exchange
Securities registered pursuant to the Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes___ No X

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ___ No X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer Accelerated filer X Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes____ No X

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on June 30, 2005 as reported on the New York Stock Exchange Market, was approximately $191,791,604. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value (Title of Class)	13,076,643 (No. of Shares Outstanding at March 15, 2006)

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2006 are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORM 10-K REPORT INDEX

PART I

Throughout this Annual Report on Form 10-K, we “incorporate by reference” certain information in parts of other documents filed with the Securities and Exchange Commission (the “SEC”). The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information.

This Annual Report on Form 10-K, including the sections titled “Item 1A—Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements that relate to future events or our future financial performance. We may also make written and oral forward-looking statements in our Securities and Exchange Commission (“SEC”) filings and otherwise. We have tried, where possible, to identify such statements by using words such as “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “project,” “plan” and similar expressions in connection with any discussion of future operating or financial performance. Any forward-looking statements are and will be based upon our then-current expectations, estimates and assumptions regarding future events and are applicable only as of the dates of such statements. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements. Such risks and uncertainties include those described in “Item 1A—Risk Factors” below as well as other factors. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1. Business

General Development and Narrative Description of Business — 4Kids Entertainment, Inc., together with the subsidiaries through which the Company’s businesses are conducted (the “Company”), is a diversified entertainment and media company specializing in the youth oriented market with operations in the following business segments: Licensing, Advertising Media and Broadcast, and Television and Film Production/Distribution. The Company was organized as a New York corporation in 1970.

Licensing — The Company’s wholly-owned subsidiary, 4Kids Entertainment Licensing, Inc. (“4Kids Licensing”), is engaged in the business of licensing the merchandising rights to popular children’s television series, properties and product concepts (collectively the “Properties” or individually the “Property”). 4Kids Licensing typically acts as exclusive merchandising agent in connection with the grant to third parties of licenses to manufacture and sell all types of merchandise, including toys, videogames, trading cards, apparel, housewares, footwear, books and other published materials, based on such Properties. 4Kids Entertainment International, Ltd. (“4Kids International”), the Company’s wholly-owned subsidiary based in London, manages the Properties represented by the Company in the United Kingdom and European marketplaces. Licensing revenues accounted for approximately 43%, 49% and 54% of consolidated net revenues for the years ended December 31, 2005, 2004 and 2003, respectively. The “Yu-Gi-Oh!” and “Teenage Mutant Ninja Turtles” Properties continue to be the two largest contributors in this business segment.

4Kids Technology, Inc., a wholly-owned subsidiary, develops ideas and concepts for licensing which integrate new and existing technologies with traditional game and toy play patterns.

Advertising Media and Broadcast — The Company, through a multi-year agreement with Fox Broadcasting Corporation (“Fox”), leases Fox’s Saturday morning programming block from 8am to 12pm eastern/pacific time (7am to 11am central time). In January 2005, the Company changed the name of the Saturday morning programming block from “Fox Box” to “4Kids TV”. The Company provides substantially all programming content to be broadcast on 4Kids TV. 4Kids Ad Sales, Inc., a wholly-owned subsidiary of the Company, retains all of the revenue from its sale of network advertising time for the four-hour time period leased from Fox.

The Company’s wholly-owned subsidiary, The Summit Media Group, Inc. (“Summit Media”), provides print and broadcast media planning and buying services for clients which are principally in the children’s toy and game business. Summit Media is compensated by receiving a percentage of the cost of the media it places.

The Advertising Media and Broadcast segment accounted for 29%, 23% and 22% of consolidated net revenues for the years ended December 31, 2005, 2004 and 2003, respectively.

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

The Television and Film Production/Distribution segment accounted for 28%, 28%, and 24% of consolidated net revenues for the years ended December 31, 2005, 2004 and 2003, respectively.

Financial Information About Industry Segments — Financial information regarding industry segments can be found in Note 14 of the Notes to the Company’s consolidated financial statements.

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

Two Properties, “Yu-Gi-Oh!” and “Teenage Mutant Ninja Turtles” represented 42% of consolidated net revenues for fiscal 2005. One licensee, Konami Corporation, represented 16% of consolidated net revenues for fiscal 2005. For more information on Revenues/Major Customers, please see Note 8 of the Notes to the Company’s consolidated financial statements.

Trademarks and Copyrights — The Company generally does not own any trademarks or copyrights in Properties which the Company represents as a merchandising agent. The trademarks and copyrights are typically owned by the creator of the Property or by another entity, such as the television producer, which may expend substantial amounts of resources in developing or promoting the Property. However, the Company does own the copyrights and trademarks to “Charlie Chan” and “WMAC Masters” and is a joint copyright holder of “Cubix” and the new “Teenage Mutant Ninja Turtles” television series.

Seasonal Aspects — A substantial portion of the Company’s revenues and net income are subject to the seasonal and trend variations of the toy and game industry. Typically, a majority of toy orders are shipped in the third and fourth calendar quarters. Historically, the Company’s net income from toy and game royalties during the second half of the year has generally been greater than during the first half of the year. Additionally, advertising revenues derived from the sale of commercial time on 4Kids TV is generally higher in the fourth quarter due to higher advertising rates derived from children’s advertisers for advertising during the holiday season.

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

The Company’s Advertising Media and Broadcast segment also operates in a highly competitive marketplace against companies with substantially greater resources and distribution networks than the Company.

The Company’s Television and Film Production/Distribution segment competes with all forms of entertainment directed at children. There are a significant number of companies that produce and/or broadcast television programming and distribute theatrical motion pictures and home videos for the children’s audience. The Company also competes with these companies to obtain creative talent to write adapt, score, provide voice-overs and produce the television programs and theatrical motion pictures marketed by the Company and its subsidiaries.

The Company’s ability to derive advertising revenue from the sale of commercial time on 4Kids TV depends, in substantial part, on the popularity of the television shows that the Company broadcasts on 4Kids TV. The Company also faces significant competition from other television broadcasters and cable networks, including competition from a successful television program that the Company produced (i.e. “Pokémon”), which is broadcast on Saturday mornings on a competing network.

Employees — As of March 15, 2006, the Company had a total of 238 full-time employees in its domestic and international operations. Of the total, approximately 98 employees were primarily rendering services for the Licensing segment, approximately 44 were primarily rendering services for the Advertising Media and Broadcasting segment and approximately 96 were primarily rendering services for the Television and Film Production/Distribution segment. The Company also hires additional employees on a program-by-program basis which are typically allocated to the capitalized cost of the related programming.

Available Information — The Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and the Proxy Statement for its Annual Meeting of Stockholders are made available, free of charge, through its Web site http://www.4kidsentertainment.com, as soon as reasonably practicable after such reports have been filed with or furnished to the Securities and Exchange Commission (the “SEC”). In addition, you may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Executive Officers of the Company

Name	Age	Employed By Registrant Since	Recent Position(s) Held As Of March 15, 2006
Alfred R. Kahn	59	1987	Chairman of the Board of Directors and Chief Executive Officer (since 1991)

Bruce R. Foster	46	2002	Executive Vice President and Chief Financial Officer (since 2005); Senior Vice President of Finance (2002 to 2005)

Steven M. Grossman	45	2005	Executive Vice President and Chief Operating Officer: Member of the Board of Directors(since 2001)

Norman Grossfeld	42	1994	President of 4Kids Productions, Inc.
Samuel R. Newborn	51	2000	Executive Vice President and General Counsel
Brian Lacey	55	2003	Executive Vice President, International
Thomas Kenney	47	1993	Executive Vice President (since 2001) and President of Summit Media Group, Inc. (1993 to 2001)

Daniel Barnathan	51	2002	Executive Vice President of Sales, Marketing and Promotions of 4Kids Ad Sales, Inc.

Item 1A. Risk Factors

The following significant factors, as well as others of which we are unaware or deem to be immaterial at this time, could materially adversely affect our business, financial condition or operating results in the future. Therefore, the following information should be considered carefully together with other information contained in this report. Past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

The changing entertainment preferences of consumers could adversely effect our business.

Our business and operating results depend upon the appeal of our Properties, product concepts and programming to consumers. Consumer’s entertainment preferences, as well as industry trends and demands are continuously changing and are difficult to predict as they vary over time. In addition, as entertainment properties often have short life cycles, there can be no assurances that:

(1)	our current Properties, product concepts or programming will continue to be popular for any significant period of time;

(2)	new Properties, product concepts or programming we represent or produce will achieve and sustain popularity in the marketplace;

(3)	a Property's life cycle will be sufficient to permit us to recover revenues in excess of the costs of advance payments, guarantees, development, marketing, royalties and other costs relating to such Property; or

(4)	we will successfully anticipate, identify and react to consumer preferences.

Our failure to accomplish any of these events could result in reduced overall revenues, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the volatility of consumer preferences could cause our revenues and net income to vary significantly between comparable periods.

Revenues from our Licensing segment are largely derived from a small number of Properties and are subject to changing industry trends.

We have historically derived a substantial portion of our licensing revenues from a small number of Properties which usually generate revenues only for a limited period of time. For the year ended December 31, 2005, the Company derived approximately 42% of its revenues from two Properties. In addition, our control over the timing of the licensing royalty payments we receive is limited and some of these payments are based on quarterly royalty payments reported by our licensees. Our licensing revenues are also subject to the changing trends in the toy, game and entertainment industries. Consequently, our licensing revenues may be subject to dramatic increases and decreases from particular sources over time. A significant decrease in our licensing revenues could have a significant adverse effect on our financial condition and results of operations.

Revenues from our licensing segment are directly impacted by the amount of retail shelf space dedicated to our Properties.

As an exclusive merchandising agent, we grant licenses to third parties to manufacture and sell all types of merchandise based on the television series, Properties and product concepts we represent. The ability of these third parties to design, manufacture, and ultimately, market and sell this merchandise through various channels of retail trade has a direct impact on our revenues.   If these third parties are not successful in obtaining adequate shelf space for this merchandise at retail, the performance of certain Properties could suffer which could have a material adverse effect on our financial condition and results of operations.

Our operating margins could be adversely impacted by the mix of Properties we represent.

Historically, the majority of the television-based Properties we represented were existing episodes of foreign programming that we adapted for the United States and other markets. As our strategic focus shifts toward Properties like “Teenage Mutant Ninja Turtles”, where we are joint copyright owners of the episodes, the investment required to produce such original animated programming is substantially in excess of the historical cost of adapting existing animated programming. Following the commercial release of a Property, its overall market acceptance and resulting revenues will directly impact our amortization of the costs incurred to develop such Property. To the extent a Property performs at a level less than our expectations, the ratio of amortization expense to revenues realized will increase. This increase will adversely impact our operating margins and results of operations.

We must continually seek new Properties from which we can derive revenues.

It is difficult to predict whether a Property will be successful, and if so, for how long. Because of this, we are constantly seeking new Properties that are already successful or that we believe are likely to become successful in the future. If we are unable to identify and acquire the rights to successful new Properties, our revenues, financial condition and results of operations could be adversely affected.

Our business is seasonal and highly dependent on our performance during the holiday season.

A high percentage of our annual operating results have historically depended on our performance during the holiday season. Sales of our licensed toy and game concepts are seasonal and most retail sales of these products occur during the third and fourth fiscal quarters. Also, as a result of the increased demand for commercial time by children’s advertisers during the holiday season, a significant portion of the revenues generated by Summit Media and 4Kids Ad Sales occur during the fourth fiscal quarter. The financial results of 4Kids TV are also affected by how successful it is in attracting viewers during the holiday season. As a result of the seasonal nature of our business, we would be significantly and adversely affected by unfavorable economic conditions and other unforeseen events during the holiday season, such as a terrorist attack or a military engagement, that negatively affect the retail environment or consumer buying patterns. In addition, a failure by us to supply programming to 4Kids TV during the holiday season could have a material adverse effect on our financial condition and results of operations.

We operate in a highly competitive marketplace.

Licensing.     Our principal competitors in the Licensing segment are large media companies with theatrical distribution and television broadcast distribution (e.g., Disney, Time-Warner, Viacom), toy companies, other licensing companies and numerous individuals who act as merchandising agents. There are also many independent product development firms with which we compete. Many of these companies have substantially greater resources than we do and represent properties which have been commercially successful for longer periods than our Properties. We believe that it would be relatively easy for a potential competitor to enter into this market in light of the relatively small investment required to commence operations as a merchandising agent. However, the ultimate success of a new entrant in the field would depend on its access to toy and other manufacturers, access to distribution of television based properties, access to properties to be licensed, retail market acceptance of properties and its know-how in the negotiation and subsequent administration of licenses.

Advertising Media and Broadcast. Our Advertising Media and Broadcast segment also operates in a highly competitive marketplace against companies with substantially greater resources and distribution networks than we have. Our ability to derive advertising revenue from the sale of commercial time on 4Kids TV depends, in substantial part, on the popularity of the television shows that we broadcast on 4Kids TV. We also face significant competition from other television broadcasters and cable networks, including competition from a successful television program that we produced (i.e. “Pokémon”), which is broadcast on Saturday mornings on a competing network.

Television and Film Production/Distribution. Our Television and Film Production/Distribution segment competes with all forms of entertainment directed at children. There are a significant number of companies that produce and/or broadcast television programming and distribute theatrical motion pictures and home videos for the children’s audience. We also compete with these companies to obtain creative talent to write adapt, score, provide voice-overs and produce the television programs and theatrical motion pictures marketed by the Company and its subsidiaries.

Our broadcasting costs may increase or our advertising revenues may decrease due to events beyond our control.

The success of our Advertising Media and Broadcast segment is largely dependant on the amount of advertising revenues generated from sales of network advertising on 4Kids TV.   Recently, there has been increased scrutiny of food advertising directed at children as a result of childhood obesity concerns. In response to these concerns, several significant food advertisers have reduced or eliminated advertising of food products directed toward children resulting in a reduction in the advertising dollars spent in the children’s advertising marketplace. In addition, international, political and military developments may result in increases in broadcasting costs or loss of advertising revenue due to, among other things, the preemption of 4Kids TV programming.

Our future success is dependent on certain key employees.

The success of our business depends to a significant extent upon the skills, experience and efforts of a number of senior management personnel and other key employees. In many instances, we have employment agreements in place as a method of retaining the services of these key employees. The loss of the services of any of the senior management personnel and other key employees could have a material adverse effect on our business, results of operations or financial condition.

We may not be able to successfully protect our intellectual property rights.

We rely on a combination of copyright, trademark, patent and other proprietary rights laws to protect the intellectual property rights that we own or license. It is possible that third parties may challenge our rights to such intellectual property. In addition, there is a risk of third parties infringing upon our or our licensors’ intellectual property rights and producing counterfeit products. These events may result in lost revenue as well as litigation, which may be expensive and time-consuming even if a favorable outcome is obtained. There can be no assurance that there are adequate remedies for any infringement. Any such failure to successfully protect our intellectual property rights may have a material adverse effect on our competitive position.

We may be negatively affected by adverse general economic and other conditions.

Conditions in the domestic and global economies are extremely unpredictable and our business has been and in the future may be, impacted by changes in such conditions. Softening global economies, stock market uncertainty and wavering consumer confidence caused by the threat or occurrence of terrorist attacks, war or other factors generally affecting economic conditions may adversely affect our business, financial condition and results of operations.

We must be able to respond to rapidly changing technology occurring within our industry.

Our success will depend, in part, on our ability to anticipate and adapt to numerous changes in our industry resulting from technological developments such as the internet, broadband distribution of entertainment content and the adoption of digital television standards. These new distribution technologies may diminish the size of the audience watching broadcast television and require us to fundamentally change the way we market and distribute our Properties. For example, digital technology is likely to accelerate the convergence of broadcast, telecommunications, internet and other media and could result in material changes in the regulations, intellectual property usage and technical platforms on which our business relies. These changes could significantly decrease our revenues or require us to incur significant capital expenditures.

Potential labor disputes may lead to increased costs or disrupt the operation of our business.

The success of our business is dependant on our employees who are involved with our domestic and international operations. Any labor dispute may adversely affect one or more of our business segments through increased costs of operating such segment or disruption of the operations of such segment which could adversely effect our results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth, with respect to properties leased (none are owned) by the Company at December 31, 2005, the location of the property, the date on which the lease expires and the use which the Company makes of such facilities:

Address	Expiration of Lease	Use	Approximate Square Feet
1414 Avenue of the Americas	September 30, 2010	Executive, Marketing,	29,000
New York, New York		Sales and Administrative

53 West 23rd Street	December 31, 2006	Production Facilities	25,000
New York, New York

1st Floor Mutual House	June 23, 2009	International Sales	2,400
70 Conduit Street		Office
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

Item 4. Submission of Matters to a Vote of Security Holders

During the Company’s fiscal quarterly period ended December 31, 2005, there were no matters submitted to a vote of security holders.

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

2005	Low	High
First Quarter	$17.50	$23.00
Second Quarter	18.45	22.48
Third Quarter	16.00	20.73
Fourth Quarter	15.46	17.75

2004	Low	High
First Quarter	$19.59	$30.20
Second Quarter	19.25	24.80
Third Quarter	15.47	23.86
Fourth Quarter	17.58	22.25

    (b)        Number of Holders of Common Stock – The number of holders of record of the Company’s Common Stock on March 15, 2006 was 342, which does not include individual participants in security position listings.

    (c)        Dividends — There were no dividends or other distributions made by the Company during 2005 or 2004. Future dividend policy will be determined by the Board of Directors based on the Company’s earnings, financial condition, capital requirements and other existing conditions. It is anticipated that cash dividends will not be paid to the holders of the Company’s Common Stock in the foreseeable future.

    (d)        Equity Compensation Plans — Information regarding the Company’s equity compensation plans is incorporated by reference to Item 12 in Part III of this Form 10-K.

    (e)        Purchases of Equity Securities by the Issuer and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES

Period During 2005	Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Jan. 1 - Jan. 31	273,100	$19.22	273,100	726,900

Feb. 1 - Feb. 28	76,900	$18.24	76,900	650,000

Mar. 1 - Mar. 31	-	-	-	650,000

Apr. 1 - Apr. 30	-	-	-	650,000

May 1 - May 31	104,600	$19.22	104,600	545,400

Jun. 1 - Jun. 30	145,400	$19.38	145,400	400,000

Jul. 1 - Jul. 31	-	-	-	400,000

Aug. 1 - Aug. 31	127,000	$17.02	127,000	273,000

Sep. 1 - Sep. 30	196,000	$16.99	196,000	77,000

Oct. 1 - Oct. 31	77,000	$17.32	77,000	-

Nov. 1 - Nov. 30	-	-	-	1,000,000

Dec. 1 - Dec. 31	-	-	-	1,000,000

Total	1,000,000	$18.30	1,000,000	1,000,000

-8-

(1) During the quarter ended December 31, 2005, the Company completed the purchase of 1,000,000 shares of its common stock at an average price of $18.30 per share that had previously been authorized by the Board of Directors in November 2004. In November 2005, the Board of Directors authorized the Company to purchase up to 1,000,000 additional shares of the Company’s common stock from time to time through December 31, 2006 in the open market or through negotiated prices. Such purchases are to be made out of the Company’s surplus. Through March 15, 2006, no purchases relating to the additional 1,000,000 shares were made by the Company.

Item 6. Selected Consolidated Financial Data (in thousands of dollars, except per share data)

Our selected consolidated financial data presented below has been derived from our audited consolidated financial statements and should be read in conjunction with the related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Year Ended December 31,
	2005	2004	2003	2002	2001
Net Revenues	$ 86,662	$ 103,306	$ 102,079	$ 53,140	$ 41,538
Selling, general, and
administrative expenses	36,436	35,926	33,137	25,374	22,482
Production service costs	8,851	10,029	7,819	3,375	1,423
Amortization of television and
film costs	9,790	9,639	10,549	4,911	1,667
Amortization of 4Kids TV
Broadcast fee	26,408	27,859	27,003	9,444	--

Total Costs and Expenses	81,485	83,453	78,508	43,104	25,572

Income from Operations	5,177	19,853	23,571	10,036	15,966

Interest Income	2,834	1,469	1,112	1,656	4,548
Gain on sale of investment
in equity securities	234	--	--	--	--

Income Before Income Taxes	8,245	21,322	24,683	11,692	20,514

Income Taxes	3,176	8,592	9,884	4,702	8,270

Net Income	$ 5,069	$ 12,730	$ 14,799	$ 6,990	$ 12,244

Net Income Per Common Share-Basic	$ 0.39	$ 0.93	$ 1.11	$ 0.55	$ 1.01

Net Income Per Common Share- Diluted	$ 0.37	$ 0.89	$ 1.05	$ 0.51	$ 0.92

Weighted Average Common Shares Outstanding-Basic	13,115,687	13,683,756	13,292,852	12,653,102	12,163,927

Weighted Average Common Shares Outstanding-Diluted	13,536,830	14,335,343	14,156,291	13,726,642	13,381,073

Other Operating Data:
Cash flow provided by (used in):
Operating activities	$3,242	$21,639	$23,800	($23,622)	($33,769)
Investing activities	(62,207)	7,198	(14,405)	(4,251)	19,577
Financing activities	(16,956)	(12,645)	6,408	2,068	888
-9-

December 31,	2005	2004	2003	2002	2001
Total Assets	$183,938	$205,015	$193,280	$162,839	$143,739
Working Capital	129,576	139,377	137,929	114,298	106,570
Stockholders' Equity	153,397	163,978	160,487	132,671	118,458

The Company did not declare or pay any cash dividends during the five-year period ended December 31, 2005.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands of dollars unless otherwise specified)

The following is a discussion and analysis of our financial position and results of operations for each of the three years in the period ended December 31, 2005. This commentary should be read in conjunction with our consolidated financial statements and the notes thereto which appears beginning on page F-1 under “Item 8. Financial Statements and Supplementary Data”.

Overview

The Company’s operating results for the year ended December 31, 2005 reflect an overall decrease in licensing revenues from 4Kids’ Properties and revenues from the release of theatrical motion pictures as compared to the year ended December 31, 2004. The decline in licensing revenues for “Yu-Gi-Oh!", “Kirby”, “Pokemon” and “Teenage Mutant Ninja Turtles” in 2005 as compared with 2004 was only partially offset by increased licensing revenues from “Cabbage Patch Kids” and “Winx Club”. Revenues from theatrical motion pictures declined in 2005 as 2004 reflected sales from the release of the “Yu-Gi-Oh!” movie with no corresponding theatrical release in 2005. The 2005 results were also negatively impacted by increased amortization of television and film costs due to a reduction in the estimated ultimate revenues for the Company’s “One Piece” and “Mew Mew Power” television series.

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

The Company’s licensing revenues have historically been derived primarily from the licensing of toy and game concepts. Thus, a substantial portion of the Company’s revenues and net income are subject to the seasonal variations of the toy and game industry. Typically, a majority of toy orders are shipped in the third and fourth calendar quarters resulting in increased royalties earned by the Company during such calendar quarters. In addition, the Company’s media buying subsidiary, Summit Media, provides media services to a significant number of toy and video game companies which place a substantial portion of their overall annual advertising in the fourth quarter. The Company recognizes revenue from the sale of advertising time on 4Kids TV as more fully described in Note 2 of the Notes to the Company’s consolidated financial statements. The Company’s advertising sales subsidiary, 4Kids Ad Sales, sells advertising time on 4Kids TV at higher rates in the fourth quarter due to the increased demand for commercial time by children’s advertisers during the holiday season. As a result, a larger portion of the revenues of Summit Media and 4Kids Ad Sales are earned in the fourth quarter when the majority of toy and video game advertising occurs. As a result of the foregoing, the Company has historically experienced greater revenues during the second half of the year than during the first half of the year.

Critical Accounting Policies

The Company’s accounting policies are more fully described in Note 2 of the Notes to the Company’s consolidated financial statements. Below is a summary of the critical accounting policies, among others, that management believes involve significant judgments and estimates used in the preparation of its consolidated financial statements.

Accounting for Film and Television Costs -  In accordance with accounting principles generally accepted in the United States and industry practice, the Company amortizes the costs of production for film and television programming using the individual-film-forecast method under which such costs are amortized for each film or television program in the ratio that revenue earned in the current period for such title bears to management’s estimate of the total revenues to be realized from all media and markets for such title. All exploitation costs, including advertising and marketing costs are expensed as incurred.

Management regularly reviews, and revises when necessary, its total revenue estimates on a title-by-title basis, which may result in a change in the rate of amortization and/or a write-down of the film or television asset to estimated fair value. The Company determines the estimated fair value for individual film and television Properties based on the estimated future ultimate revenues and costs in accordance with Statement of Position No. 00-2, Accounting by Producers and Distributors of Film (“SOP No. 00-2”).

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

4Kids TV Broadcast Agreement — The Company broadcasts certain of its Properties on 4Kids TV, the Saturday morning programming block that the Company leases from Fox. The cost of 4Kids TV has been and will continue to be capitalized and amortized over each broadcast year based on estimated advertising revenue. In developing future estimated revenues, the Company has made certain assumptions with regard to the anticipated popularity of the television series the Company broadcasts on 4Kids TV and the general market demand and pricing of advertising time for Saturday morning children’s broadcast television. The popularity of such series impacts audience levels and the level of the network advertising rates that the Company can charge. These estimates are based on historical trends, as well as the Company’s subjective judgment of future customer demand and acceptance of its television programming. Differences may result in the amount and timing of revenue for any period if actual performance varies from the Company’s estimates. See Note 12 of the Notes to the Company’s consolidated financial statements for additional information.

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

Recently Issued Accounting Pronouncements – On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”).  On December 21, 2004, the Financial Accounting Standards Board (“FASB”) issued two FASB Staff Positions (“FSP”) regarding the accounting implications of the Act related to (1) the deduction for qualified domestic production activities – FSP Statement of Financial Accounting Standards (“SFAS”) No. 109-1 and (2) the one-time tax benefit for the repatriation of foreign earnings – FSP SFAS No. 109-2.  The guidance in the FSPs applies to financial statements for periods ending after the date the Act was enacted.  The Act provides a deduction of up to 9 percent (when fully phased-in) of the lesser of (a) qualified production activities income, as defined by the Act and (b) taxable income (after the deduction for the utilization of any net operating loss carryforwards).  This tax deduction is limited to 50 percent of W-2 wages paid by the taxpayer.  The Act also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations.  The Company believes that the adoption of this new tax provision will not have a material effect on its consolidated financial position or results of operations.

Share-Based Payments – In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payments (“SFAS No. 123-R”). SFAS No. 123-R is a revision of SFAS No. 123, as amended, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. SFAS No.123-R eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS No. 123-R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123-R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.

SFAS No. 123-R is effective for fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 123-R effective January 1, 2006, using a modified prospective application. This application requires the Company to record compensation expense for all awards granted after January 1, 2006 and for the unvested portion of previously granted awards that remain outstanding as of such date. The Company’s adoption of SFAS No. 123-R did not result in the recording of compensation expense in 2006 with respect to options previously granted as all of the Company’s outstanding options were fully vested at December 31, 2005. However, the impact of the adoption of SFAS No. 123-R with respect to options granted after the effective date cannot be determined at this time as it will depend on the level of share-based payments granted in the future.

Accounting Changes and Error Corrections – In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”). SFAS No. 154 replaces APB No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for, and reporting of, a change in accounting principles.  SFAS No. 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes that the adoption of this pronouncement will not have a material effect on its consolidated financial position or results of operations.

Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination – In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination (“EITF No. 05-6”). EITF No. 05-6 provides that leasehold improvements that are placed in service significantly after, and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. Leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. The Company is required to apply EITF No. 05-6 to leasehold improvements that are purchased or acquired in reporting periods beginning after June 30, 2005. The adoption of this Issue did not have a material effect on the Company’s consolidated financial position or results of operations.

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

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenues for the three years ended December 31, 2005.

	2005	2004	2003
Net Revenues	100%	100%	100%

Selling, general & administrative	42%	35%	33%
Production service costs	10%	10%	8%
Amortization of television and film costs	11%	9%	10%
Amortization of Kids TV broadcast fee	31%	27%	26%

Total Costs and Expenses	94%	81%	77%

Income from Operations	6%	19%	23%

Interest Income	3%	1%	1%
Gain on sale of investment
in equity securities	1%	-%	-%

Income Before Income Taxes	10%	20%	24%

Income Taxes	4%	8%	10%

Net Income	6%	12%	14%

Year Ended December 31, 2005 as compared to Year Ended December 31, 2004

Revenues

Revenues for the years ended December 31, 2005 and 2004, by reportable segment and for the Company as a whole, were as follows:

	2005	2004	$ Change	% Change
Licensing	$37,616	$ 49,903	($12,287)	(25%)

Advertising Media & Broadcast	24,715	24,113	602	2%

Television and Film Production/Distribution	24,331	29,290	(4,959)	(17%)

Total	$86,662	$103,306	($16,644)	(16%)

The decrease in consolidated net revenues for 2005, as compared to 2004 was due to a number of factors. In the Licensing segment, decreased revenues were primarily attributable to:

(i)	reduced domestic and international licensing revenues and marketing fees on “Yu-Gi-Oh!” related merchandise, trading cards and video game sales; and
(ii)	reduced licensing revenues on the “Kirby”, “Pokémon” and “Teenage Mutant Ninja Turtles” properties; partially offset by
(iii)	increased revenues attributable to the “Cabbage Patch Kids” and “Winx Club” properties.

Despite lower licensing revenues, the “Yu-Gi-Oh!” and “Teenage Mutant Ninja Turtles” properties continue to be the two largest contributors in this business segment. Revenues for the “Cabbage Patch” property, the third largest contributor in this segment, have increased over the prior year.

In the Advertising Media and Broadcast segment, the increase in revenues for 2005, as compared to 2004 was due to an increase in media buying commissions from Summit Media reflecting growth in its client base, partially offset by reduced revenues from the sale of network advertising time on 4Kids TV.

In the Television and Film Production/Distribution segment, the revenue decline for 2005, as compared to 2004 primarily resulted from:

(i)	the absence of sales related to the theatrical release of the “Yu-Gi-Oh!” movie which occurred in August 2004 with no corresponding theatrical release in 2005;
(ii)	decreased domestic home video sales from the “Yu-Gi-Oh!” and “Teenage Mutant Ninja Turtles” television series; and
(iii)	decreased domestic and international broadcast sales from the “Yu-Gi-Oh!” and “Teenage Mutant Ninja Turtles” television series; partially offset by
(iv)	increased domestic and international broadcast sales from the “One Piece” television series.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 1%, or $510 to $36,436 for the year ended December 31, 2005, when compared to 2004. The increase was primarily due to the following:

(i)	increased advertising and promotional costs to support the re-branding of the Fox Box to 4Kids TV and for the September 2005 launch of the new broadcast year; partially offset by
(ii)	decreased accounting and consulting fees incurred by the Company to comply with Section 404 of Sarbanes-Oxley.

Production Service and Capitalized Film Costs

	2005	2004	$ Change	% Change
Production Service Costs	$8,851	$10,029	($1,178)	(12%	)
Amortization of Television and Film Costs	9,790	9,639	151	2%

The decrease in production service costs for 2005, as compared to the 2004 was primarily due to lower production costs associated with the “Yu-Gi-Oh!” movie, which was completed during 2004, and lower production costs attributable to the “Teenage Mutant Ninja Turtles” television series resulting from the production of fewer episodes in 2005. These decreases were partially offset by increased production costs for the work performed on producing the “One Piece” and “Chaotic” television series. When the Company is entitled to be paid for such production costs, the Company categorizes them as production service costs and reflects a corresponding amount in revenue for the amount billed back to the Property owners.

The increase in the amortization of television and film costs is principally due to the incremental write-off of television and film costs resulting from the reduction in the estimated ultimate revenues for the “One Piece” and “Mew Mew Power” television series partially offset by (i) the reduced write-off of television and film costs related to the “Teenage Mutant Ninja Turtles” television series as costs were incurred in 2005 for episodes to be shown in the upcoming broadcast season and (ii) the reduced write-offs related to other Properties like “Kirby” that are nearing the end of their life cycle.

As of December 31, 2005, there was $12,208 of capitalized film production costs in the Company’s consolidated balance sheet relating primarily to various stages of production on 335 episodes of animated programming. Based on management’s ultimate revenue estimates as of December 31, 2005, approximately 56% of the total completed and unamortized film and television costs are expected to be amortized during the next year, and over 90% of the total completed and unamortized film and television costs are expected to be amortized during the next three years.

4Kids TV Broadcast Fee

	2005	2004	$ Change	% Change
Amortization of 4Kids TV Broadcast Fee	$26,408	$27,859	($1,451)	(5%)

As a result of the broadcast year (ending each year in September) being different than the Company’s fiscal year (ending each year in December), the amount of the amortization of the broadcast fee recognized from period to period will vary based upon (i) the amount of advertising revenue recognized during the period; and (ii) the amount of advertising revenue already recognized for the broadcast year as a percentage of the total amount expected to be recognized for the full broadcast year. The Company’s amortization of the 4Kids TV broadcast fee decreased $1,451 from $27,859 in 2004 to $26,408 in 2005 in conjunction with lower advertising revenues recognized by the Company for the year ended December 31, 2005.

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

The ability of the Company to further develop its merchandising and, to a lesser extent, home video and music publishing revenue streams were significant components of its evaluation process which resulted in the decision to lease the 4Kids TV Saturday morning programming block and to extend the lease through the 2007-2008 broadcast season as described under “4Kids TV Broadcast Agreement”.

Interest Income

Interest income increased 93%, or $1,365 to $2,834 for the year ended December 31, 2005, as compared to 2004, as a result of the increasing interest rate environment, and higher average cash balances invested.

Gain on Sale of Investment in Equity Securities

In October 2005, the Company sold its interest in the Pokémon Company in equal shares to the remaining shareholders for aggregate proceeds of $960 resulting in a gain of $234.

Income Tax Expense

Income tax expense decreased 63%, or $5,416 to $3,176 for the year ended December 31, 2005, as compared to 2004, due to decreased income before income taxes. The Company’s effective tax rate remained relatively consistent at approximately 39% and 40% for 2005 and 2004, respectively.

Net Income

As a result of the above, the Company had net income for the year ended December 31, 2005 of $5,069, as compared to net income in 2004 of $12,730.

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

The increase in consolidated net revenues during 2004 was due to a number of factors. Increased revenues from the Company’s Advertising, Media & Broadcast and Television and Film Production/Distribution segments were partially offset by decreases in the Company’s Licensing segment. In the Licensing segment, decreased revenues were primarily attributable to:

(i)	reduced domestic and international licensing revenues and marketing fees on “Yu-Gi-Oh!” card and video game sales;
(ii)	increased revenues attributable to the “Teenage Mutant Ninja Turtles”, “Cabbage Patch Kids”, “The American Kennel Club” and “The Dog” properties; and
(iii)	comparably lower revenues for 2004, as 2003 reflected the recognition of the third and final installment of $2,500 of minimum guaranteed royalties under the master toy license on the “Pokémon” Property.

Despite lower licensing revenues, the “Yu-Gi-Oh!” property continues to be the largest contributor in this business segment. In the Advertising Media and Broadcast segment, revenues from the sale of advertising time on the Company’s 4Kids TV television programming block increased during 2004 as compared to 2003 as a result of:

(i)	higher advertising rates; and
(ii)	increased advertising sales on the Company’s 4Kids TV websites and on home videos distributed by 4Kids Home Video.

In the Television and Film Production/Distribution segment, the revenue increase for 2004 primarily resulted from:

(i)	the theatrical release of the “Yu-Gi-Oh!” movie in August 2004;
(ii)	increased home video and international broadcast agreements for the “Yu-Gi-Oh!” and “Teenage Mutant Ninja Turtles” television series; and
(iii)	increased production service revenues of $2,624 in 2004 when compared to 2003, as a result of work performed on producing the “Teenage Mutant Ninja Turtles”, “Pokémon”, “Mew Mew Power”, “F-Zero” and “One Piece” television series and the “Yu-Gi-Oh!” movie.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 8%, or $2,789 to $35,926 for the year ended December 31, 2004, when compared to 2003. The increase was primarily due to the following:

(i)	increased accounting and consulting fees of $1,175 incurred by the Company to comply with Section 404 of the Sarbanes-Oxley Act of 2002;
(ii)	increased costs of $1,001 associated with the Company’s international television broadcast operations; and
(iii)	increased costs associated with the technological development of the JuiceBox toy concept and other production related costs of $2,049.

These increased costs were partially offset by a reduction in advertising and promotional costs to support the launch of the third 4Kids TV broadcast year when compared to the prior broadcast year.

Production Service and Capitalized Film Costs

	2004	2003	$ Change	% Change
Production Service Costs	$10,029	$ 7,819	$ 2,210	28%

Amortization of Television and Film Costs	9,639	10,549	(910)	(9%	)

The increase in production service costs during 2004 was attributable to television production costs related to the “Teenage Mutant Ninja Turtles”, “Pokémon”, “Mew Mew Power”, “F-Zero”, and “One Piece” television programs, as well as the film production costs related to the “Yu-Gi-Oh!” feature film released in August 2004, for which the Company incurred production costs that were billed to the Property owners. When the Company expects to be reimbursed for its television production costs a corresponding amount is recorded as Production Service Revenue for the amount billed back to the Property owners to offset the costs incurred. This gross-up of revenue and costs is in accordance with the applicable accounting literature.

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

4Kids TV Broadcast Fee

	2004	2003	$ Change	% Change
Amortization of 4Kids TV Broadcast Fee	$27,859	$27,003	$856	3%

As a result of the broadcast year (ending each year in September) being different than the Company’s fiscal year (ending each year in December), the amount of the amortization recognized from period to period will vary based upon (i) the amount of advertising revenue recognized during the period; and (ii) the amount of advertising revenue already recognized for the broadcast year as a percentage of the total amount expected to be recognized for the full broadcast year. Based on the increased advertising revenue recognized by the Company during the fourth quarter of 2004 as compared to 2003 and the greater percentage of the total advertising revenues already recognized, the Company’s amortization of the 4Kids TV broadcast fee increased $1,421 to $12,238 for the fourth quarter of 2004 and increased $856 to $27,859 for the year ended December 31, 2004. Through December 31, 2004 and 2003, the Company had amortized 47% and 41%, respectively, of the 4Kids TV broadcast fee for the third and second broadcast year, an increase of 6%.

In addition to advertising revenues, the operating costs of 4Kids Ad Sales, Inc. and the amortization of the 4Kids TV broadcast fee, the overall impact of 4Kids TV on the Company’s results of operations includes:

(i)	revenues generated from merchandise licensing, home videos and music publishing of 4Kids TV Properties, and
(i)	production and acquisition costs associated with the television programs broadcast on 4Kids TV.

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

Net Income

As a result of the above, the Company had net income for the year ended December 31, 2004 of $12,730, as compared to net income in 2003 of $14,799.

Liquidity and Capital Resources

Financial Position

	2005	2004	$ Change
Cash and cash equivalents	$ 35,142	$ 111,759	($ 76,617)
Investments	78,383	16,067	62,316

	$113,525	$ 127,826	($ 14,301)

During 2005, the Company’s cash and cash equivalents and short-term investment balances decreased by $14,301 to $113,525, primarily as a result of payments made to Fox for the 4Kids TV programming block, payments to licensors and repurchases of common stock made under the Company’s repurchase program partially offset by net income and tax benefits derived from option exercises.

Sources and Uses of Cash

Cash flows for the three years ended December 31, 2005 were as follows:

				$ Changes
Sources	2005	2004	2003	2005-2004	2004-2003
Operating Activities	$ 3,242	$ 21,639	$ 23,800	($18,397)	($2,161)
Investing Activities	(62,207)	7,198	(14,405)	(69,405)	21,603

Financing Activities	(16,956)	(12,645)	6,408	(4,311)	(19,053)

Working capital, consisting of current assets less current liabilities, was $129,576 as of December 31, 2005 and $139,377 as of December 31, 2004. The 2005-2004 reduction in cash flows from operating activities is principally due to lower net income, reduction in the Company’s obligations to licensors and payments made for media obligations and accounts payable and accrued expenses, partially offset by lower accounts receivable and participation advances.

As of December 31, 2005, the Company had $78,383 invested in auction-rate securities and short-term government obligations. The 2005-2004 reduction in cash flows from investing activities is primarily due to the Company’s purchase of auction-rate securities as an investment strategy for its excess cash balances. During 2005, the Company purchased property and equipment of $857, which was comprised primarily of computer and television production equipment, software and leasehold improvements, as compared to purchases of property and equipment of $1,178 in 2004. Funds required for the purchase of property and equipment in 2006 are expected to be similar to that of 2005.

Cash flows used in financing activities were the result of the Company’s purchase of shares of its common stock of $18,305, partially offset by proceeds from the exercise of stock options by the Company’s employees of $1,329.

During 2005, the Company’s cash flow from operations was impacted by consumer demand for a limited number of its licensed Properties.  While the Company strives to further diversify its revenue streams, management remains cognizant of changing trends in the toy, game and entertainment business and the difficulty in predicting the length of time a property will be commercially successful.  As a result, the Company’s revenues, operating results and cash flow from operations may fluctuate significantly from year to year and present operating results are not necessarily indicative of future performance.

Historically, the majority of the television-based Properties the Company represented were existing episodes of foreign programming that were adapted for the United States and other markets. The Company’s strategic focus has shifted toward Properties like “Teenage Mutant Ninja Turtles”, where the Company is a joint copyright owner of the episodes. Therefore, it is the Company’s intention to allocate a larger portion of its capital resources to the production costs associated with developing original animated programming resulting in increased capitalized film and television costs. Following the commercial release of a Property, its overall market acceptance and resulting revenues will directly impact the Company’s amortization of these capitalized film and television costs. To the extent a Property performs at a level less than the Company’s expectations, the ratio of amortization expense to revenues realized will increase. While the Company expects that the revenues associated with such Properties will be sufficient to maintain its historical operating margins, there can be no assurance that the marketing plans designed to achieve those revenues can be executed in a manner to achieve its objectives.

4Kids TV Broadcast Agreement

In January 2002, the Company entered into a multi-year agreement with Fox to lease Fox’s Saturday morning programming block. In December 2004, the Company rebranded the “Fox Box” to “4Kids TV”. The Company provides substantially all programming content to be broadcast on 4Kids TV, which airs on Saturday mornings from 8 am to 12 pm eastern/pacific time (7 am to 11 am central time) and retains all of the revenue from network advertising sales for the four-hour time period. 4Kids Ad Sales, Inc., a wholly-owned subsidiary of the Company manages and accounts for the ad revenue and costs associated with 4Kids TV.

In March 2006, the multi-year agreement was extended for two broadcast years through the 2007-2008 broadcast season. As of December 31, 2005, two equal payments of $3,163 remain to be paid for the 2005-2006 broadcast season under the original agreement. The time-buy fee for each of the 2006-2007 and 2007-2008 broadcast seasons will be $20,000 as compared to the $25,312 paid for each broadcast year during the initial term of the multi-year agreement. The fee is payable in quarterly installments of $5,000 each year beginning in October 2006. The extension also provides Fox with the option to extend the agreement through the 2008-2009 broadcast season on the same terms and conditions by providing notice to the Company no later than August 31, 2007.

In addition to the time-buy fee paid to Fox, the Company will incur additional costs to program the four-hour block and sell the related network advertising time. These costs will include direct programming costs to acquire, adapt and deliver programming for the broadcast during the weekly four-hour block as well as additional indirect expenses of advertising sales, promotion and administration.

Contractual Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments for goods and services. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of December 31, 2005 and the impact that such obligations are expected to have on the Company’s liquidity and cash flows in future periods. The Company expects to fund these commitments primarily with operating cash flows generated in the normal course of business.

Contractual Obligations and Commitments	As of December 31, 2005 Payments Due In:
	Total	2006	2007-2008	2009-2010
4Kids TV Broadcast Agreement	$46,326	$11,326	$35,000	$ --
Operating Leases	6,181	2,072	2,642	1,467

	$52,507	$13,398	$37,642	$1,467

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

Item 8. Financial Statements and Supplementary Data

The Reports of Registered Public Independent Accounting Firms, our Consolidated Financial Statements and Notes thereto appear in a separate section of this Form 10-K (beginning on Page F-1 following Part IV). The index to our Consolidated Financial Statements is included in Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e),which is designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to management in a timely manner. At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the date of such evaluation, our disclosure controls and procedures were effective in timely alerting them to information relating to us that is required to be included in our reports filed under the Exchange Act.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2005, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

• Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

• Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

• Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of our Company’s consolidated subsidiaries.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on this assessment, management believes that, as of December 31, 2005, our internal control over financial reporting was effective based on those criteria.

Eisner LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued an auditors’ report on our assessment of our internal control over financial reporting.

Item 9B.  Other Information

On March 14, 2006, the Company entered into an amendment to its agreement with Fox which extended the term of the agreement for two broadcast years through the 2007-2008 broadcast season. For each of the 2006-2007 and 2007-2008 broadcast seasons, 4Kids will pay a time-buy fee of $20,000. The fee is payable in quarterly installments of $5,000 each year beginning in October 2006. The extension also provides Fox with the option to extend the agreement through the 2008-2009 broadcast season under the same terms and conditions by providing notice to the Company no later than August 31, 2007.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information concerning directors and officers of the Company is incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year.

On June 29, 2005, the Company filed with the New York Stock Exchange the Annual CEO Certification regarding the Company’s compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual  which disclosed to the NYSE that (as disclosed by the Company in its Current Report on Form 8-K filed on October 17, 2005) the Company had unintentionally failed to comply with an NYSE requirement that a reference to the existence and availability of its corporate governance guidelines be included in its 2005 proxy statement.

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

Item 13. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year and Note 13 of the Notes to the Company’s consolidated financial statements.

Item 14. Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1)     Financial Statements:

The following Consolidated Financial Statements of 4Kids Entertainment, Inc. and Subsidiaries are included in Item 8:

Page Number
Reports of Independent Registered Public Accounting Firms on Consolidated Financial Statements	F-1 to F-3

Consolidated Balance Sheets - December 31, 2005 and 2004	F-4

Consolidated Statements of Income - Years Ended
December 31, 2005, 2004 and 2003	F-5

Consolidated Statements of Stockholders' Equity and Comprehensive
Income - Years Ended December 31, 2005, 2004 and 2003	F-6

Consolidated Statements of Cash Flows - Years Ended
December 31, 2005, 2004 and 2003	F-7

Notes to Consolidated Financial Statements	F-8 to F-23

(a)(2)  Financial Statement Schedules

All schedules have been omitted because they are inapplicable, not required, or the information is included in the financial statements or notes thereto.

(a)(3) and (b) Exhibits.

See Index of Exhibits annexed hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

4KIDS ENTERTAINMENT, INC. Date: March 16, 2006

By: /s/ Alfred R. Kahn
Alfred R. Kahn Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 16, 2006

By: /s/ Alfred R. Kahn
Alfred R. Kahn Chairman of the Board and Chief Executive Officer and Director

Date: March 16, 2006

By: /s/ Bruce R. Foster
Bruce R. Foster Executive Vice President, Principal Financial and Accounting Officer

Date: March 16, 2006

By: /s/ Steven M. Grossman
Steven M. Grossman Executive Vice President, Chief Operating Officer and Director

Date: March 16, 2006

By: /s/ Jay Emmett
Jay Emmett Director

Date: March 16, 2006

By: /s/ Randy O. Rissman
Randy O. Rissman Director

Date: March 16, 2006

By: /s/ Richard Block
Richard Block Director

Date: March 16, 2006

By: /s/ Michael Goldstein
Michael Goldstein Director

-23-

INDEX OF EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of the Registrant filed on April 28, 1970, as amended on October 12, 1971, as further amended on April 21, 1972, as further amended on July 17, 1979, as further amended on May 22, 1985, as further amended on July 30, 1986, as further amended on July 19, 1989, as further amended on November 16, 1995 (changing the name of the Corporation to 4Kids Entertainment, Inc.). (1)

3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant, dated April 29, 1999.(2)

3.3	Certificate of Amendment to the Certificate of Incorporation of the Registrant, dated May 18, 2000.(3)

3.4	By-Laws of the Registrant adopted by the Board of Directors on March 28, 1991. (4)

4.1	Form of Common Stock Certificate. (5)

10.1	1992 Stock Option Plan (*) (7)

10.2	1997 Stock Option Plan (*) (9)

10.3	1998 Stock Option Plan (*) (10)

10.4	1999 Stock Option Plan (*) (2)

10.5	2000 Stock Option Plan (*) (3)

10.6	2001 Stock Option Plan (*) (10)

10.7	2002 Stock Option Plan (*) (11)

10.8	2003 Stock Option Plan (*) (12)

10.9	2004 Stock Option Plan (*) (13)

10.10	2005 Long-Term Incentive Compensation Plan (*) (14)

10.11	Agreement between Nintendo of America, Inc. and the Registrant dated December 17, 1987. (6)

10.12	Agreement of Lease, dated March 28, 1988, between the Registrant and 1414 Avenue of the Americas Company ("1414 Lease"). (4)

10.13	Amendment, dated July 8, 1994, to the 1414 Lease. (4)

10.14	Amended and Restated Employment Agreement, dated January 1, 2002, between 4Kids Entertainment Licensing, Inc. and Alfred R. Kahn. (*)(15)

10.15	Employment Agreement, dated January 1, 2002, between 4Kids Entertainment Licensing, Inc. and Joseph P. Garrity. (*)(15)

10.16	Amendment, dated as of June 19, 2003, to the Employment Agreement between 4Kids Entertainment Licensing, Inc. and Joseph P. Garrity. (*)(15)

10.17	Employment Agreement, dated January 1, 2002, between 4Kids Productions, Inc. and Norman Grossfeld. (*)(15)

10.18	Amendment, dated as of June 16, 2003, to the Employment Agreement between 4Kids Productions, Inc. and Norman Grossfeld. (*)(15)

10.19	Letter Agreement, dated as of March 2, 2006, between 4Kids Productions, Inc. and Norman Grossfeld. (*)(20)

10.20	Employment Agreement, dated January 1, 2002, between 4Kids Entertainment Licensing, Inc. and Samuel R. Newborn. (*)(15)
-24-

Exhibit Number	Description	Page Number

10.21	Amendment, dated as of June 16, 2003, to the Employment Agreement between 4Kids Entertainment Licensing, Inc. and Samuel R. Newborn. (*)(16)

10.22	Letter Agreement, dated as of March 2, 2006, between 4Kids Licensing, Inc. and Samuel R. Newborn. (*)(20)

10.23	Employment Agreement, dated January 1, 1995 between The Summit Media Group, Inc. and Sheldon Hirsch. (*)(1)

10.24	Amendment, dated as of January 1, 1997, to the Employment Agreement between The Summit Media Group, Inc. and Sheldon Hirsch. (*)(16)

10.25	Employment Agreement, dated January 1, 1995 between The Summit Media Group, Inc. and Thomas J. Kenney. (*) (1)

10.26	Amendment, dated as of January 1, 1997, to the Employment Agreement between The Summit Media Group, Inc. and Thomas Kenney. (*)(16)

10.27	Employment Agreement, dated as of June 30, 2005, between 4Kids Entertainment, Inc. and Steven M. Grossman (*)(18)

10.28	Employment Agreement, dated as of January 9, 2006, between 4Kids Entertainment Licensing, Inc. and Bruce R. Foster (*)(19)

10.29	Employment Agreement, dated as of July 1, 2003, between 4Kids Entertainment Licensing, Inc. and Brian Lacey. (included herein)

10.30	Amendment Agreement dated March 14, 2006 between 4Kids Entertainment, Inc. and Fox Broadcasting Company. (included herein)

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Eisner LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Joint Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Denotes a management contract or compensatory plan, contract or arrangement.

(1)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 000-07843).

(2)	Incorporated by reference to 1999 Proxy Statement for Annual Meeting of Shareholders held April 29, 1999 (File No. 000-07843).

(3)	Incorporated by reference to 2000 Proxy Statement for Annual Meeting of Shareholders held May 17, 2000 (File No. 000-07843).

(4)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 000-07843).

(5)	Incorporated by reference to Registration Statement on Form S-1 declared effective March 7, 1986 (File No. 33-3056).

(6)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 000-07843).

(7)	Incorporated by reference to 1992 Proxy Statement (File No. 000-07843).

(8)	Incorporated by reference to 1994 Proxy Statement (File No. 000-07843).

(9)	Incorporated by reference to 1997 Proxy Statement for Annual Meeting of Shareholders held April 30, 1997 (File No. 000-07843).

(10)	Incorporated by reference to 1998 Proxy Statement for Annual Meeting of Shareholders held April 29, 1998 (File No. 000-07843).

(11)	Incorporated by reference to 2001 Proxy Statement for Annual Meeting of Shareholders held May 23, 2001 (File No. 001-16117).

(12)	Incorporated by reference to 2002 Proxy Statement for Annual Meeting of Shareholders held May 23, 2002 (File No. 001-16117).

(13)	Incorporated by reference to 2003 Proxy Statement for Annual Meeting of Shareholders held May 23, 2003 (File No. 001-16117).

(14)	Incorporated by reference to 2004 Proxy Statement for Annual Meeting of Shareholders held May 27, 2004 (File No. 001-16117).

(15)	Incorporated by reference to 2005 Proxy Statement for Annual Meeting of Shareholders held May 26, 2005 (File No. 001-16117).

(16)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 001-16117).

(17)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 000-07843).

(18)	Incorporated by reference to Current Report on Form 8-K dated July 7, 2005 (File No. 001-16117).

(19)	Incorporated by reference to Current Report on Form 8-K dated January 13, 2006 (File No. 001-16117).

(20)	Incorporated by reference to Current Report on Form 8-K dated March 8, 2006 (File No. 001-16117).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
4Kids Entertainment, Inc.

We have audited the accompanying consolidated balance sheet of 4Kids Entertainment, Inc. and Subsidiaries (the “Company”) as of December 31, 2005 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2005, and the consolidated results of its operations and its consolidated cash flows for year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ Eisner LLP

New York, New York
March 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
4Kids Entertainment, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that 4Kids Entertainment, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). 4Kids Entertainment, Inc.‘s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that 4Kids Entertainment, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, 4Kids Entertainment, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of 4Kids Entertainment, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for year then ended, and our report dated March 13, 2006 expressed an unqualified opinion on those financial statements.

/s/ Eisner LLP

New York, New York
March 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
4Kids Entertainment, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of 4Kids Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of 4Kids Entertainment, Inc. and Subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, NY
March 16, 2005

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 and 2004
(In thousands of dollars, except share data)

ASSETS	2005	2004
CURRENT ASSETS:
Cash and cash equivalents	$ 35,142	$111,759
Investments	78,383	16,067

Total cash and investments	113,525	127,826

Accounts receivable - net	34,508	39,917
Prepaid 4Kids TV broadcast fee, net of accumulated amortization
of $90,714 and $64,306 in 2005 and 2004, respectively	6,606	6,991
Prepaid income taxes	2,312	3,074
Prepaid expenses and other current assets	1,684	1,437
Deferred income taxes	466	158

Total current assets	159,101	179,403

PROPERTY AND EQUIPMENT - NET	2,853	3,143

OTHER ASSETS:
Accounts receivable - noncurrent, net	891	901
Investment in equity securities	--	726
Film and television costs - net	12,208	10,518
Deferred income taxes - noncurrent	1,971	2,241
Other assets - net	6,914	8,083

TOTAL ASSETS	$183,938	$205,015

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Due to licensors	$ 13,503	$ 16,859
Media payable	1,450	3,723
Accounts payable and accrued expenses	9,275	12,589
Deferred revenue	5,297	6,855

Total current liabilities	29,525	40,026
DEFERRED RENT	1,016	1,011

Total liabilities	30,541	41,037

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value - authorized, 3,000,000 shares; none issued	--	--
Common stock, $.01 par value - authorized, 40,000,000 shares;
issued, 14,826,643 and 14,411,768 shares; outstanding 13,076,643 and
13,661,768 shares in 2005 and 2004, respectively	148	144
Additional paid-in capital	61,415	58,068
Accumulated other comprehensive income	428	1,124
Retained earnings	124,655	119,586

	186,646	178,922
Less- cost of 1,750,000 and 750,000 treasury
shares in 2005 and 2004, respectively	33,249	14,944

	153,397	163,978

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$183,938	$205,015

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(In thousands of dollars, except share data)

	2005	2004	2003
NET REVENUES	$ 86,662	$ 103,306	$ 102,079

COSTS AND EXPENSES:
Selling, general and administrative	36,436	35,926	33,137
Production service costs	8,851	10,029	7,819
Amortization of television and film costs	9,790	9,639	10,549
Amortization of 4Kids TV broadcast fee	26,408	27,859	27,003

Total costs and expenses	81,485	83,453	78,508

INCOME FROM OPERATIONS	5,177	19,853	23,571

OTHER INCOME
Interest income	2,834	1,469	1,112
Gain on sale of investment in equity securities	234	--	--

Total other income	3,068	1,469	1,112

INCOME BEFORE INCOME TAXES	8,245	21,322	24,683

INCOME TAXES	3,176	8,592	9,884

NET INCOME	$ 5,069	$ 12,730	$ 14,799

PER SHARE AMOUNTS:
Basic earnings per common share	$ 0.39	$ 0.93	$ 1.11

Diluted earnings per common share	$ 0.37	$ 0.89	$ 1.05

Weighted average common shares
outstanding - basic	13,115,687	13,683,756	13,292,852

Weighted average common shares
outstanding - diluted	13,536,830	14,335,343	14,156,291

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(In thousands of dollars and shares)

	Common Shares	Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Less: Treasury Stock	Total

BALANCE, DECEMBER 31, 2002	13,135	$131	$40,411	$ 92,057	$ 72	$ --	$ 132,671

Proceeds from exercise of stock options	830	9	6,399	--	--	--	6,408
Tax benefit from exercise of stock
options	--	--	5,988	--	--	--	5,988
Comprehensive income:
Net income	--	--	--	14,799	--	--	14,799

Translation adjustment	--	--	--	--	621	--	621

Total comprehensive income	--	--	--	--	--	--	15,420

BALANCE, DECEMBER 31, 2003	13,965	$140	$52,798	$106,856	$ 693	$ --	$ 160,487
Proceeds from exercise of stock options	446	4	2,295	--	--	--	2,299
Tax benefit from exercise of stock
options	--	--	2,975	--	--	--	2,975

Acquisition of treasury stock, at cost	--	--	--	--	--	(14,944)	(14,944)
Comprehensive income:

Net income	--	--	--	12,730	--	--	12,730

Translation adjustment	--	--	--	--	431	--	431

Total comprehensive income	--	--	--	--	--	--	13,161

BALANCE, DECEMBER 31, 2004	14,411	$144	$58,068	$119,586	$ 1,124	$ (14,944)	$ 163,978
Proceeds from exercise of stock options	415	4	1,345	--	--	--	1,349
Tax benefit from exercise of stock
options	--	--	2,002	--	--	--	2,002

Acquisition of treasury stock, at cost	--	--	--	--	--	(18,305)	(18,305)
Comprehensive income:

Net income	--	--	--	5,069	--	--	5,069

Translation adjustment	--	--	--	--	(696)	--	(696)

Total comprehensive income	--	--	--	--	--	--	4,373

BALANCE, DECEMBER 31, 2005	14,826	$148	$61,415	$124,655	$428	($33,249)	$ 153,397

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(In thousands of dollars)

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 5,069	$ 12,730	$ 14,799
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,141	1,385	1,855
Amortization of television and film costs	9,790	9,639	10,549
Amortization of 4Kids TV broadcast fee	26,408	27,859	27,003
Provision for (recovery of) doubtful accounts	195	(354)	120
Deferred income taxes	(38)	124	(2,589)
Gain on sale of investment in equity securities	(234)	--	--
Tax benefit on exercise of stock options	2,002	2,975	5,988
Changes in operating assets and liabilities:
Accounts receivable	5,224	(659)	4,655
Film and television costs	(11,480)	(11,240)	(13,291)
Prepaid income taxes	762	(404)	(1,035)
Prepaid 4Kids TV broadcast fee	(26,023)	(26,162)	(25,834)
Prepaid expenses and other current assets	(247)	253	2,181
Other assets - net	1,169	(2,803)	(4,157)
Due to licensors	(3,356)	5,024	2,772
Media payable	(2,273)	1,545	(3,435)
Accounts payable and accrued expenses	(3,314)	2,883	(70)
Deferred revenue	(1,558)	(1,215)	4,094
Deferred rent	5	59	195

Net cash provided by operating activities	3,242	21,639	23,800

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investments	53,938	54,529	57,706
Purchase of investments	(116,254)	(46,153)	(71,362)
Purchase of property and equipment	(857)	(1,178)	(749)
Proceeds from disposal of property, plant and equipment	6	--	--
Proceeds from sale of investment in equity securities	960	--	--

Net cash (used in) provided by investing activities	(62,207)	7,198	(14,405)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,349	2,299	6,408
Purchase of treasury shares	(18,305)	(14,944)	--

Net cash (used in) provided by financing activities	(16,956)	(12,645)	6,408

EFFECTS OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS	(696)	431	621

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(76,617)	16,623	16,424

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	111,759	95,136	78,712

CASH AND CASH EQUIVALENTS, END OF YEAR	$ 35,142	$ 111,759	$ 95,136

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
Income Taxes	$ 437	$ 5,941	$ 7,874

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(In thousands of dollars, except share and per share data)

1. DESCRIPTION OF BUSINESS

General Development and Narrative Description of Business — 4Kids Entertainment, Inc., together with the subsidiaries through which the Company’s businesses are conducted (the “Company”), is a diversified entertainment and media company specializing in the youth oriented market with operations in the following business segments: Licensing, Advertising Media and Broadcast, and Television and Film Production/Distribution.

Licensing — The Company’s wholly-owned subsidiary, 4Kids Entertainment Licensing, Inc. (“4Kids Licensing”), is engaged in the business of licensing the merchandising rights to popular children’s television series, properties and product concepts (collectively the “Properties” or individually the “Property”). 4Kids Licensing typically acts as exclusive merchandising agent in connection with the grant to third parties of licenses to manufacture and sell all types of merchandise, including toys, videogames, trading cards, apparel, housewares, footwear, books and other published materials, based on such Properties. 4Kids Entertainment International, Ltd. (“4Kids International”), the Company’s wholly-owned subsidiary based in London, manages the Properties represented by the Company in the United Kingdom and European marketplaces.

4Kids Technology, Inc., a wholly-owned subsidiary, develops ideas and concepts for licensing which integrate new and existing technologies with traditional game and toy play patterns. Websites 4Kids, Inc., a wholly-owned subsidiary, specializes in website development by creating websites designed to enhance and support the marketing of children’s Properties represented by the Company.

Advertising Media and Broadcast — The Company, through a multi-year agreement with Fox Broadcasting Corporation (“Fox”), leases Fox’s Saturday morning programming block from 8am to 12pm eastern/pacific time (7am to 11am central time). In January 2005, the Company changed the name of the Saturday morning programming block from “Fox Box” to “4Kids TV”. The Company provides substantially all programming content to be broadcast on 4Kids TV. 4Kids Ad Sales, Inc., a wholly-owned subsidiary of the Company, retains all of the revenue from its sale of network advertising time for the four-hour time period leased from Fox.

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

Revenue Recognition – Merchandise licensing revenues: Licensing revenues, net of licensor participations, are recognized when the underlying royalties from the sales of the related products are earned. The Company recognizes guaranteed royalties, net of licensor participations, at the time the arrangement becomes effective if the Company has no significant direct continuing involvement with the underlying Property or obligation to the licensee. Where the Company has significant continuing direct involvement with the underlying Property or obligation to the licensee, guaranteed minimum royalties, net of licensor participations, are recognized ratably over the term of the license or based on sales of the related products, if greater. Licensing advances and guaranteed payments collected but not yet earned by the Company are classified as deferred revenue in the accompanying consolidated balance sheets.

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

Episodic television series revenues: Television series initially produced for networks and first-run syndication are generally licensed to domestic and foreign markets concurrently. The length of the revenue cycle for episodic television varies depending on the number of seasons a series remains in active exploitation. Revenues arising from television license agreements, net of licensor participations, are recognized in the period that the films or episodic television series are available for telecast.

Production and adaptation costs charged to the licensor are included in net revenues and the corresponding costs are included in production service costs in the accompanying consolidated statements of income. Production service costs included in net revenues amounted to $8,288, $9,629, and $7,005 in 2005, 2004 and 2003, respectively.

Home video revenues: Revenues from home video and DVD sales, net of a reserve for returns, are recognized, net of licensor participations, on the date that video and DVD units are shipped by the Company’s distributor to wholesalers/retailers. Consistent with the practice in the home video industry, the Company estimates the reserve for returns based upon its review of historical returns rates and expected future performance.

Music revenues: Revenues from music sales, net of licensor participations, and net of a reserve for returns, are recognized on the date units are shipped by the Company’s distributor to wholesalers/retailers as reported to the Company. In the case of musical performance revenues, the revenue is recognized when the musical recordings are broadcast and/or performed.

Advertising Expense — Advertising costs are expensed as incurred, except for costs related to the development of a Property and/or animated or live-action television program commercial or media campaign which are expensed in the period in which the commercial or campaign is first presented. Advertising expense included in selling, general and administrative expenses on the accompanying consolidated statements of income was $1,927, $1,773 and $2,908 in 2005, 2004 and 2003, respectively.

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

Impairment Of Long-Lived And Intangible Assets — As required by Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company assesses the recoverability of long-lived assets for which an indication of impairment exists. The recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. Fair value of long-lived assets is determined using the expected cash flows discounted at a rate commensurate with the risk involved. The Company believes that the future cash flows to be received from our long-lived assets will exceed the respective assets’ carrying value, and accordingly has not recorded any impairment losses.

Cash and Cash Equivalents — All highly liquid investments with original maturities of three months or less are classified as cash and cash equivalents. The fair value of cash and cash equivalents approximates the amounts shown on the financial statements. Cash and cash equivalents consist of unrestricted cash accounts in various banks which maintain balances in excess of the Federal Deposit Insurance Corporation (FDIC) insured limit of $100 per bank account. At December 31, 2005 and 2004, the cash in excess of the insured limit aggregated $27,421 and $58,913, respectively.

Prepaid 4Kids TV Broadcast Fee – The Company has capitalized the broadcast fee paid to Fox and amortized the amount over the broadcast season based on estimated advertising revenue. During 2005, the Company paid Fox and certain affiliates $6,768 and $19,255, respectively, attributable to the third and fourth years’ broadcast fees, respectively, and during 2004, the Company paid Fox and certain affiliates $6,934 and $19,228, respectively, attributable to the second and third years’ broadcast fees, respectively. The unamortized portion of these fees of $6,606 and $6,991, respectively, are included in “Prepaid 4Kids TV broadcast fee” on the accompanying consolidated balance sheets as of December 31, 2005 and 2004, respectively.

Investments – The Company’s short-term investments principally consist of auction rate and debt securities. Auction rate securities are generally rated AAA or AA by one or more national rating agencies and have contractual maturities of up to 30 years. The auction rate securities the Company invests in have interest re-set dates that occur every 7 or 35 days and despite the long-term nature of their stated contractual maturity, we have the ability to quickly liquidate these securities at ongoing auctions every 35 days or less. The Company classifies its investments in auction rate securities as “available for sale.” These investments are recorded at cost which approximates fair market value due to their variable interest rates. All income generated from these current investments was recorded as interest income. As the Company holds its auction rate securities for less than one year, they have been classified as a current asset.

Debt securities for which the Company has both the intent and ability to hold to maturity are classified as held-to-maturity and are recorded at amortized cost. At December 31, 2005 and 2004, the Company's investments in debt securities were classified as current assets.

Investment in Equity Securities – In September 2001, the Company purchased a 3% equity interest in the Pokémon Company, a closely held Japanese company, which was organized in 1998 by Nintendo Co. Ltd, Creatures, Inc. and Game Freak, Inc. (the “Investment Group”), to manage and control all rights to “Pokémon” throughout the world. The Company accounted for this investment on a cost basis. In October 2005, the Company sold its interest in equal shares to the members of the Investment Group for aggregate proceeds of $960, resulting in a gain of $234 as reflected on the accompanying consolidated statements of income.

Film and Television Costs – The Company accounts for its film and television costs pursuant to AICPA Statement of Position (“SOP”) No. 00-2, Accounting by Producers or Distributors of Films. The cost of production for television programming, including overhead, participations and talent residuals is capitalized and amortized using the individual-film-forecast method under which such costs are amortized for each television program in the ratio that revenue earned in the current period for such program bears to management’s estimate of the ultimate revenues to be realized from all media and markets for such program. Management regularly reviews, and revises when necessary, its ultimate revenue estimates on a title-by-title basis, which may result in a change in the rate of amortization applicable to such title and/or a write-down of the value of such title to estimated fair value. These revisions can result in significant quarter-to-quarter and year-to-year fluctuations in film write-downs and rates of amortization. If a total net loss is projected for a particular title, the associated film and television costs are written down to estimated fair value. All exploitation costs, including advertising and marketing costs are expensed as incurred. Television adaptation and production costs that are adapted and/or produced are stated at the lower of cost, less accumulated amortization, or fair value.

Fair Value of Financial Instruments – The carrying amounts of cash and cash equivalents, accounts receivable, investments, prepaid expenses and other current assets, due to licensors, media payable, accounts payable and accrued expenses, and other current liabilities approximate their fair values principally because of the short-term maturities of these instruments.

Operating Leases — The Company accounts for all operating leases on a straight-line basis over the term of the lease. In accordance with the provisions of FASB Statement No. 13, Accounting for Leases, any incentives or rent escalations are recorded as deferred rent and are included as a component of rent expense over the respective lease term.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Reclassifications — Certain reclassifications have been made to prior year amounts to conform with the 2005 presentation. These reclassifications included $322 of property and equipment that had been previously classified as prepaid and other current assets in 2004 as well as $829 and $606 of amortization of television and film costs in 2004 and 2003, respectively, that had previously been included as selling, general and administrative expenses.

Translation of Foreign Currency — In accordance with SFAS No. 130, Reporting Comprehensive Income (“SFAS No. 130”), the Company classifies items of other comprehensive income by their nature in the financial statements and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet. The assets and liabilities of the Company’s foreign subsidiary, 4Kids International have been recorded in their local currency and translated to U.S. dollars using period-end exchange rates. Income and expense items have been translated at the average rate of exchange prevailing during the period. Any adjustment resulting from translating the financial statements of the foreign subsidiary is reflected as “other comprehensive income”, net of related tax. Comprehensive income for the years ended December 31, 2005, 2004 and 2003 was $4,373, $13,161 and $15,420, respectively, which included translation adjustments of ($696), $431 and $621 for the respective periods.

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

Stock-Based Employee Compensation - Stock-based compensation is accounted for using the intrinsic value-based method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. Under APB No. 25, because the exercise price of a company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

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

	2005	2004	2003
Net income as reported	$5,069	$12,730	$14,799
Deduct stock-based employee
compensation expense determined
under fair value based method
for all applicable awards granted, net of tax	3,619	3,453	1,726

Pro forma net income	$1,450	$ 9,277	$13,073

Net income per share:
Reported
Basic	$ 0.39	$ 0.93	$ 1.11

Diluted	$ 0.37	$ 0.89	$ 1.05

Pro forma
Basic	$ 0.11	$ 0.68	$ 0.98

Diluted	$ 0.11	$ 0.65	$ 0.92

The Company issued stock option grants for underlying shares of 776, 596, and 624, at weighted average exercise prices of $19.99, $22.37 and $11.80, in 2005, 2004 and 2003, respectively. Each of the stock option grants has a (i) five year life; (ii) is immediately exercisable with respect to 50 percent of the underlying shares; and (iii) becomes exercisable with respect to the remaining 50 percent on the first anniversary date of the grant, except for the 2005 grants which became exercisable with respect to the remaining 50 percent by December 31, 2005.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used for options granted in 2005, 2004 and 2003 included no dividend yield for the periods, expected volatility of approximately 38%, 58% and 60% for 2005, 2004 and 2003 respectively, a risk-free interest rate of approximately 3.76%, 2.06% and 1.92% for 2005, 2004 and 2003, respectively, and an option duration of 3.6, 3.7 and 3.5 years for 2005, 2004 and 2003, respectively. The weighted average fair value of options granted is $6.55 in fiscal 2005, $10.27 in fiscal 2004 and $5.07 in fiscal 2003.

Recently Issued Accounting Pronouncements — On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”).  On December 21, 2004, the Financial Accounting Standards Board (“FASB”) issued two FASB Staff Positions (“FSP”) regarding the accounting implications of the Act related to (1) the deduction for qualified domestic production activities – FSP Statement of Financial Accounting Standards (“SFAS”) No. 109-1 and (2) the one-time tax benefit for the repatriation of foreign earnings – FSP SFAS No. 109-2.  The guidance in the FSPs applies to financial statements for periods ending after the date the Act was enacted.  The Act provides a deduction of up to 9 percent (when fully phased-in) of the lesser of (a) qualified production activities income, as defined by the Act and (b) taxable income (after the deduction for the utilization of any net operating loss carryforwards).  This tax deduction is limited to 50 percent of W-2 wages paid by the taxpayer.  The Act also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations.  The Company believes that the adoption of this new tax provision will not have a material effect on its consolidated financial position or results of operations.

Share-Based Payments – In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payments (“SFAS No. 123-R”). SFAS No. 123-R is a revision of SFAS No. 123, as amended, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. SFAS No.123-R eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS No. 123-R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123-R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.

SFAS No. 123-R is effective for fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 123-R effective January 1, 2006, using a modified prospective application. This application requires the Company to record compensation expense for all awards granted after January 1, 2006 and for the unvested portion of previously granted awards that remain outstanding as of such date. The Company’s adoption of SFAS No. 123-R did not result in the recording of compensation expense in 2006 with respect to options previously granted as all of the Company’s outstanding options were fully vested at December 31, 2005. However, the impact of the adoption of SFAS No. 123-R with respect to options granted after the effective date cannot be determined at this time as it will depend on the level of share-based payments granted in the future.

Accounting Changes and Error Corrections – In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections(“SFAS No. 154”). SFAS No. 154 replaces APB No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for, and reporting of, a change in accounting principles.  SFAS No. 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes that the adoption of this pronouncement will not have a material effect on its consolidated financial position or results of operations.

Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination – In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination (“EITF No. 05-6”). EITF No. 05-6 provides that leasehold improvements that are placed in service significantly after, and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. Leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. The Company is required to apply EITF No. 05-6 to leasehold improvements that are purchased or acquired in reporting periods beginning after June 30, 2005. The adoption of this Issue did not have a material effect on the Company’s consolidated financial position or results of operations.

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

3. INVESTMENTS

Short-term investments consisted of the following as of:

	December 31,
	2005		2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Auction-Rate Securities	$70,350	$70,350	$ --	$ --
Government Bonds	8,033	7,961	16,067	16,060

Total Short-term investments	$78,383	$78,311	$16,067	$16,060

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

Additionally, accounts receivable include amounts due from customers for advertising revenue earned from airing commercial spots on 4Kids TV, as well as amounts due from clients for earned commissions and the cost of related media placed on their behalf in circumstances where the Company is assuming the liability for the client for such media. In such circumstances, the Company will record a corresponding liability for media payable.

Accounts receivable consisted of the following as of:

	December 31,
	2005	2004
Gross accounts receivable	$ 36,588	$ 42,006
Allowance for doubtful accounts	(1,189)	(1,188)

	35,399	40,818
Less long-term portion	891	901

	$ 34,508	$ 39,917

F-13 5. FILM AND TELEVISION COSTS Film and television costs consisted of the following as of:

	December 31,
	2005	2004
Opening balance	$ 10,518	$ 8,917
Additions	11,480	11,240

	21,998	20,157
Amortization	(9,790)	(9,639)

Ending Balance	$ 12,208	$ 10,518

Development/Preproduction	$ 1,138	$ 671
Production	2,694	894
Completed not released	1,858	3,643
Completed released	6,518	5,310

	$ 12,208	$ 10,518

Amortization of capitalized film and television costs were $9,790, $9,639 and $10,549 in 2005, 2004 and 2003, respectively. Based on management's ultimate revenue estimates as of December 31, 2005, approximately 56% of the total completed and unamortized film and television costs are expected to be amortized during 2005, and over 90% of the total completed and unamortized film and television costs are expected to be amortized during the next three years.

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	December 31,
	2005	2004
Computer equipment and software	$2,409	$2,231
Machinery and equipment	1,531	1,489
Office furniture and fixtures	919	833
Leasehold improvements	2,967	2,807
Office equipment	190	190
Construction in progress	525	322

	8,541	7,872
Less accumulated depreciation and amortization	5,688	4,729

	$2,853	$3,143

7. STOCKHOLDERS’ EQUITY

Equity Incentive Plan

The Company has a Long-term Incentive Compensation Plan (the “2005 Plan”) that was approved by the Company’s stockholders in 2005. The 2005 Plan permits the grant of the following types of incentive awards: (1) stock options, (2) stock appreciation rights, (3) restricted stock, (4) restricted share units, (5) stock awards, and (6) performance shares. The 2005 Plan is intended to attract, motivate and retain (1) employees of 4Kids and its subsidiaries and (2) both employee and non-employee directors of 4Kids.

The 2005 Plan authorizes the issuance of up to 600,000 shares of common stock, of which no more than 100,000 shares may be issued pursuant to incentive stock options. As of December 31, 2005, the Company had 600,000 shares reserved and available for issuance as no incentive awards had been granted under the 2005 Plan.

Stock Options

The Company has various stock option plans (the “Plans”). Options may be exercised for a period of not more than ten years after the date of grant. Unless otherwise determined by the Company’s Compensation Committee or by contract with the recipient of the stock option grant, each option is immediately exercisable with respect to 50 percent of the shares subject to the option and becomes exercisable with respect to the remaining 50 percent on the first anniversary of the date of grant. Options granted during 2005 became immediately exercisable with respect to 50 percent of the shares subject to the option and became exercisable with respect to the remaining 50 percent by December 31, 2005. Certain of the Plans permit the Committee to grant nonqualified options, with an exercise price of not less than 85 percent of the fair market value of the common stock; all other options must be at 100 percent of the fair market value. The Company’s options have all been granted at an exercise price per share equal to the fair market value of the common stock as of the grant date.

Changes in the Company’s stock options for the three year period ended December 31, 2005 were as follows:

	2005		2004		2003
(Shares in thousands)	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, beginning of year	2,396	$ 14.81	2,378	$ 11.89	2,597	$ 10.56
Granted	776	19.99	596	22.37	624	11.80
Exercised	(415)	3.25	(447)	5.15	(830)	7.72
Cancelled	(75)	25.74	(131)	29.92	(13)	8.14

Options outstanding, end of year	2,682	$ 17.79	2,396	$ 14.81	2,378	$ 11.89

Options exercisable, end of year	2,682	$ 17.79	2,104	$ 13.76	2,072	$ 11.91

Under the Company's stock option plans, options to purchase 34 shares of the Company's common stock were available at December 31, 2005 for future issuance.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/05	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/05	Weighted Average Exercise Price
$ 0.92 - $1.38	120	2.0	$ 0.92	120	$ 0.92
$ 3.10 - $ 4.66	75	2.9	$ 3.10	75	$ 3.10
$ 8.94 - $ 13.41	572	3.0	$ 11.05	572	$ 11.05
$ 13.42 - $ 20.11	572	3.0	$ 19.24	572	$ 19.24
$ 20.12 - $ 30.16	1,243	3.7	$ 21.49	1,243	$ 21.49
$ 30.17 - $ 33.28	100	4.0	$ 33.28	100	$ 33.28

	2,682	3.3	$17.79	2,682	$ 17.79

8. REVENUES/MAJOR CUSTOMERS

Net revenues included in the accompanying consolidated statements of income are net of licensor participations of $54,492, $72,531 and $54,237 in 2005, 2004 and 2003, respectively. The percentages of revenue from major Properties and customers/licensees are as follows:

	Years Ended December 31,
	2005	2004	2003
Percentage of revenue derived from major Properties (revenue in
excess of 10 percent of total revenue)	42%	55%	69%

Number of major Properties	2	2	3

Percentage of revenue derived from major customers/licensees
(revenue in excess of 10 percent of total revenue)	16%	18%	29%

Number of major customers/licensees	1	1	1

As of December 31, 2005 and 2004, accounts receivable due from major customers/licensees listed above represented 11% and 14% of the Company’s gross accounts receivable, respectively.

9. INCOME TAXES

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

The provision for income taxes consisted of the following:

	Years Ended December 31,
	2005	2004	2003
Current tax (benefit):
Federal	$ 1,886	$ 6,500	$ 8,747
State and local	892	2,340	3,231

Foreign	436	(372)	495

	3,214	8,468	12,473

Deferred tax (benefit):
Federal	(30)	114	(1,898)
State and local	(11)	18	(691)

Foreign	3	(8)	--

	(38)	124	(2,589)

Income taxes	$ 3,176	$ 8,592	$ 9,884

The following is a summary reconciliation of the U.S. Federal statutory income tax rate to the Company’s effective income tax rate:

	2005	% of Pretax	2004	% of Pretax	2003	% of Pretax
Tax at Federal statutory rate	$ 2,803	34.0%	$ 7,463	35.0%	$ 8,639	35.0%
Increase (decrease) in:
State and local taxes - net	596	7.2	1,546	7.2	1,651	6.7
Other - net	(223)	(2.7)	(417)	(2.0)	(406)	(1.7)

Income taxes	$ 3,176	38.5%	$ 8,592	40.2%	$ 9,884	40.0%

F-16 The income tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	2005	2004
Deferred Tax Assets:
Film and television costs	$1,057	$1,436

Accounts receivable allowances	440	448
Deferred rent	406	458
Property and Equipment	534	375

Total deferred tax assets	$2,437	$2,717

Deferred Tax Liability:
Accrued minimum guarantees	$ --	$ 318

Total deferred tax liability	--	318

Net deferred tax asset	$2,437	$2,399

	2005	2004
Amounts recognized in the Consolidated Balance
Sheets consist of:
Deferred tax asset - current	$ 466	$ 158
Deferred tax asset - long-term	1,971	2,241

Net deferred tax asset	$2,437	$2,399

Income tax benefits related to the exercise of stock options reduced current taxes payable and increased additional paid-in capital by $2,002, $2,975 and $5,988 in 2005, 2004 and 2003, respectively.

In accordance with SFAS No. 109, we have performed an evaluation of the recoverability of our deferred tax assets. It is our opinion that it is more likely than not that the deferred tax assets will be realized and should not be reduced by a valuation allowance.

The Company has determined that earnings through 2005 of approximately $6,363 from its foreign subsidiary will remain invested overseas for the indefinite future and, accordingly, no deferred tax liability has been recognized. If such earnings were to be repatriated, the income tax liability is estimated to be approximately $320.

10. EARNINGS PER SHARE

The Company applies SFAS No. 128, Earnings per Share, which requires the computation and presentation of earnings per share (“EPS”) to include basic and diluted EPS. Basic EPS is computed based solely on the weighted average number of common shares outstanding during the period. Diluted EPS reflects all potential dilution of common stock. The following table reconciles Basic EPS with Diluted EPS for the three years ended December 31, 2005.

	Year Ended 2005
	Net Income	Shares	Per Share
Basic earnings per share -
Income available to common
shareholders	$5,069	13,115,687	$ 0.39

Effect of dilutive security -
Stock options	--	421,143	(0.02)

Diluted earnings per share	$5,069	13,536,830	$ 0.37

F-17

	Year Ended 2004
	Net Income	Shares	Per Share
Basic earnings per share -
Income available to common
shareholders	$12,730	13,683,756	$ 0.93

Effect of dilutive security -
Stock options	--	651,587	(0.04)

Diluted earnings per share	$12,730	14,335,343	$ 0.89

	Year Ended 2003
	Net Income	Shares	Per Share
Basic earnings per share -
Income available to common
shareholders	$14,799	13,292,852	$ 1.11

Effect of dilutive security -
Stock options	--	863,439	(0.06)

Diluted earnings per share	$14,799	14,156,291	$ 1.05

For the years ended December 31, 2005, 2004 and 2003, approximately 1,915, 1,168 and 248 shares, respectively, attributable to the exercise of outstanding options, were excluded from the calculation of diluted EPS because the effect was antidilutive.

11. DEFINED CONTRIBUTION PLAN

The Company participates in a 401(k) plan covering substantially all employees. Benefits vest based on number of years of service. The Company’s policy is to match 25% of the first 6% of the covered employee’s annual salary, as defined by the plan. Contributions to the plan by the Company amounted to $201, $213 and $124 for the years ended December 31, 2005, 2004 and 2003, respectively.

12. COMMITMENTS AND CONTINGENCIES

a.	Bonus Plan — Bonuses under the Company’s Bonus Plan are based upon an amount of up to 10 percent of pretax profits. Key officers and employees, as designated by the Board of Directors, can be included in the Bonus Plan. For 2005, 2004 and 2003, the Board of Directors awarded the Chairman and CEO of the Company approximately $0, $890 and $1,275, respectively. An additional amount of approximately $925, $1,469 and $1,466 was granted to employees in 2005, 2004 and 2003, respectively.

b.	Leases — The Company leases certain office, administration and production facilities. Commitments for minimum rentals, not including common charges, under non-cancellable leases at the end of 2005 are as follows:

Year ending December 31,	Amount
2006	$2,072
2007	1,344
2008	1,298
2009	1,190
2010	277

Total	$6,181

Rent expense for all operating leases charged against earnings amounted to $1,908, $1,945, and $1,714 in 2005, 2004 and 2003, respectively.

c.	Litigation — The Company from time to time is involved in litigation arising in the ordinary course of its business. The Company does not believe that such litigation to which the Company or any subsidiary of the Company is a party or of which any of their Properties is the subject will, individually or in the aggregate, have a material adverse effect on the Company’s financial position or the results of its operations.

d.	Employment Contracts — The Company has employment agreements and arrangements with its executive officers and certain management personnel. The agreements generally continue until terminated by the executive or the Company, and provide for severance payments under certain circumstances. The majority of the agreements and arrangements provide the employees with certain additional rights after a Change of Control (as defined) of the Company occurs. The agreements include a covenant against competition with the Company which extends for a period of time after termination for any reason. As of December 31, 2005, if all of the employees under contract were terminated by the Company without good cause or following a Change of Control, (as defined) under these contracts, the Company’s liability would be approximately $11,997 or $9,472, respectively. These employment agreements provide for an aggregate minimum annual base compensation of $3,985 expiring on various dates through 2009.

e.	Deferred Revenue — Music Publishing — In July 2002, 4Kids Music granted a right to receive a 50% interest in the Company’s net share of the music revenues from currently existing music produced by the Company for its television programs (“Current Music Assets”) to an unaffiliated third party in an arms length transaction for $3,000. Further, the Company agreed to grant a right to receive a 50% interest in the Company’s net share of music revenues from future music to be produced by the Company for its television programs (” Future Music Assets”) to the same third party for $2,000. In consideration of the grant of Future Music Assets, the Company received $750 in June 2003 and $750 in June 2004 and $500 in June 2005.

The Company has deferred all amounts received under the contract, and recognizes revenue as the Current Music Assets and Future Music Assets generate revenue over the contract term. Notwithstanding the foregoing, as of the date the Company has delivered all of the Future Music Assets required under the contract, any portion of the $5,000 that remains deferred and not recognized, will be recognized as revenue. Pursuant to the above, the Company recognized revenues of $544 and $632 for the years ended December 31, 2005 and 2004, respectively. The Company has included $3,120 and $3,164 as deferred revenue on the accompanying consolidated balance sheets as of December 31, 2005 and 2004, respectively.

Home Video – At various dates since May 2002, 4Kids Home Video, entered into various agreements with an unaffiliated third party home video distributor (the “Video Distributor”), pursuant to which 4Kids Home Video provides ongoing advertising, marketing and promotional services with respect to certain home video titles, that are owned or controlled by the Company and which are distributed by the Video Distributor. The Video Distributor has paid the Company advances of $3,845 ($175 during the year ended December 31, 2005) against 4Kids Home Video’s share of the distribution and service fee proceeds to be realized by 4Kids Home Video from such titles. Pursuant to the above, the Company recognized revenue of $147 and $337 for the years ended December 31, 2005 and 2004, respectively. The Company has included $461 and $433 as deferred revenue on the accompanying consolidated balance sheets as of December 31, 2005 and 2004, respectively.

F-19

Other Agreements — In addition, the Company entered into other agreements for various Properties and advertising time on the 4Kids TV in which the Company has received certain advances and/or minimum guarantees. Accordingly, as of December 31, 2005 and 2004 the unearned portion of these advances and guaranteed payments were $1,716 and $3,258, respectively, and are included in deferred revenue on the accompanying consolidated balance sheets.

f.	4Kids TV Broadcast Agreement – In January 2002, the Company entered into a multi-year agreement with Fox to lease Fox’s Saturday morning programming block (the “Fox Box”). In December 2004, the Company rebranded the “Fox Box” to “4Kids TV”. The Company provides substantially all programming content to be broadcast on 4Kids TV, which airs on Saturday mornings from 8 am to 12 pm eastern/pacific time (7 am to 11 am central time) and retains all of the revenue from network advertising sales for the four-hour time period. 4Kids Ad Sales, Inc., a wholly-owned subsidiary of the Company manages and accounts for the ad revenue and costs associated with 4Kids TV.

In March 2006, the multi-year agreement was extended for two broadcast years through the 2007-2008 broadcast season. As of December 31, 2005, two equal payments of $3,163 remain to be paid for the 2005-2006 broadcast season under the original agreement. The time-buy fee for each of the 2006-2007 and 2007-2008 broadcast seasons will be $20,000 as compared to the $25,312 paid for each broadcast year during the initial term of the multi-year agreement. The fee is payable in quarterly installments of $5,000 each year beginning in October 2006. The extension also provides Fox with the option to extend the agreement through the 2008-2009 broadcast season under the same terms and conditions by providing notice to the Company no later than August 31, 2007.

The costs of 4Kids TV is capitalized and amortized over each broadcast year based on estimated advertising revenue for the related broadcast year. The Company recorded amortization expense of $26,408, $27,859 and $27,003 for the years ended December 31, 2005, 2004 and 2003, respectively. During 2005, the Company paid Fox and certain Fox affiliates $6,768 and $19,255 attributable to the third and fourth years’ broadcast fees, respectively, and during 2004, the Company paid Fox and certain Fox affiliates $6,934 and $19,228 attributable to the second and third years’ broadcast fees, respectively. The unamortized portion of these fees of $6,606 and $6,991 are included in “Prepaid 4Kids TV broadcast fee” on the accompanying consolidated balance sheets as of December 31, 2005 and 2004, respectively.

In addition to the time-buy fee paid to Fox, the Company will incur additional costs to program the four-hour block and sell the related network advertising time. These costs will include direct programming costs to acquire, adapt and deliver programming for the broadcast during the weekly four-hour block as well as additional indirect expenses of advertising sales, promotion and administration.

As of December 31, 2005, the minimum guaranteed payment obligations under the 4Kids TV Broadcast Agreement are as follows:

Year ending December 31,	Amount
2006	$11,326
2007	20,000
2008	15,000

Total	$46,326

The Company’s ability to recover the cost of its fee payable to Fox will depend on the popularity of the television programs the Company broadcasts on 4Kids TV and the general market demand and pricing of advertising time for Saturday morning children’s broadcast television. The popularity of such programs impacts audience levels and the level of the network advertising rates that the Company can charge. Additionally, the success of the merchandise licensing programs and home video sales based on such television programs broadcast on 4Kids TV is dependent on consumer acceptance of the Properties. If the Company estimates that it will be unable to generate sufficient future revenue from advertising sales, home video sales and merchandising licensing at levels to cover the cost of its contractual obligation to Fox, the Company would record a charge to earnings to reflect an expected loss on the Fox agreement in the period in which the deficiency of factors affecting the recoverability of the fee payable become known. The Company will be required to make certain assumptions and estimates about future events such as advertising rates and audience viewing levels in evaluating its ability to recover the cost of the 4Kids TV fee. Such estimates and assumptions are subject to market forces and factors beyond the control of the Company and are inherently subject to change. There can be no assurance that the Company will be able to recover the full cost of the 4Kids TV fee and in the event it cannot, it would record the resulting charge to earnings to reflect an expected loss on the 4Kids TV fee, which could be significant.

F-20

g.	Contractual Arrangements — During the normal course of business, the Company may enter into various agreements with third parties to license, acquire, distribute, broadcast, develop and/or promote Properties. The terms of these agreements will vary based on the services and/or Properties included within the agreement, as well as, geographic restrictions, duration, property and exploitation condition and results of operations.

h.	Stock Purchases — In the fourth quarter of 2005, the Company completed the purchase of 1,000,000 shares of the Company’s stock at an average price of $18.30 per share that had previously been authorized by the Board of Directors in November 2004. In November 2005, the Board of Directors authorized the Company to purchase up to 1,000,000 additional shares of the Company’s common stock from time to time through December 31, 2006 in the open market or through negotiated prices. Such purchases are to be made out of the Company’s surplus. Through March 15, 2006, no purchases relating to the additional 1,000,000 shares were made by the Company.

i.	Subsequent Event – In March 2006, the Company extended its multi-year agreement with Fox to broadcast 4Kids TV on the Fox Network for the 2006-2007 and 2007-2008 broadcast seasons. The time buy fee payable to Fox for each of the 2006-2007 and 2007-2008 broadcast seasons will be $20,000 as compared to the $25,312 paid for each broadcast year during the initial term of the multi-year agreement. See section f. of this footnote for the Company’s revised minimum guaranteed payment obligations under the 4Kids TV Broadcast Agreement.

13. RELATED PARTY TRANSACTIONS

The Company’s Chairman and Chief Executive Officer is the founder and President of The National Law Enforcement and Firefighters Children’s Foundation (the “Foundation”). The Foundation is a not-for-profit organization dedicated to helping the children of law enforcement and firefighting personnel and working with law enforcement and firefighting organizations to provide all children with valuable social and life skill programs. During the years ended December 31, 2005, 2004 and 2003, the Company contributed approximately $125, $93, and $37, respectively to the Foundation.

Brian Lacey has been Executive Vice President of International for 4Kids since July 2003. Prior to joining 4Kids, Mr. Lacey was the President and founder of Lacey Entertainment, a New York-based worldwide television marketing, production and distribution company (“Lacey”). Until July 2003, (when the agreement was terminated), Lacey provided consulting services to the Company under a fee-based agreement pursuant to which the Company agreed to pay Lacey a percentage of all programming sales placed by Lacey in the international marketplace as the cash payments for such programming sales were received. During the year ended December 31, 2005, Lacey was paid approximately $1,291 with respect to this agreement. As of December 31, 2005 and 2004, the Company has included $233 and $1,146, respectively, in accounts payable and accrued expenses on its accompanying consolidated balance sheets for remaining obligations due to Lacey under the former agreement.

14. SEGMENT AND RELATED INFORMATION

The Company applies SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company has three reportable segments; (i) Licensing, (ii) Advertising Media and Broadcast, and (iii) Television and Film Production/Distribution. The Company’s reportable segments are strategic business units, which, while managed separately, work together as a vertically integrated entertainment company. The Company’s management regularly evaluates the performance of each segment based on its net revenues, profit and loss after all expenses, including amortized film and television costs and the 4Kids TV broadcast fee and interest income.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company’s Television and Film Production/ Distribution segment records inter-segment revenues and the Company’s Advertising Media and Broadcast segment records inter-segment charges related to the estimated acquisition costs of episodic television series for broadcast. In the opinion of management, such acquisition costs represent the estimated fair value which would have been incurred in a transaction between unaffiliated third parties on an arm length basis. All inter-segment transactions have been eliminated in consolidation.

	Licensing	Advertising Media and Broadcast	TV and Film Production/ Distribution	Total
2005:
Net revenues from external customers	$ 37,616	$ 24,715	$ 24,331	$ 86,662
Amortization of televsion
and film costs	--	--	9,790	9,790
Amortization of 4Kids TV
broadcast fee	--	26,408	--	26,408
Segment profit (loss)	20,912	(12,587)	(80)	8,245
Segment assets	137,384	22,266	24,288	183,938
Interest income	2,724	108	2	2,834

2004:
Net revenues from external customers	$ 49,903	$ 24,113	$ 29,290	$103,306
Amortization of televsion
and film costs	--	--	9,639	9,639
Amortization of 4Kids TV
broadcast fee	--	27,859	--	27,859
Segment profit (loss)	31,268	(13,235)	3,289	21,322
Segment assets	160,114	21,089	23,812	205,015
Interest income	1,444	25	--	1,469

2003:
Net revenues from external customers	$ 54,842	$ 22,544	$ 24,693	$102,079
Amortization of television
and film costs	--	--	10,549	10,549
Amortization of 4Kids TV
broadcast fee	--	27,003	--	27,003
Segment profit (loss)	37,085	(14,583)	2,181	24,683
Segment assets	152,117	20,366	20,797	193,280
Interest income	1,094	18	--	1,112

Additionally, through the Company’s London office and network of international subagents, which allow it to license its Properties throughout the world, the Company recognized net revenues from international sources primarily in Europe, of $10,943, $8,949 and $10,315 for the years ended 2005, 2004 and 2003, respectively. At December 31, 2005 and 2004, net assets of the Company’s London office were $6,828 and $6,628, respectively.

15. SUMMARIZED QUARTERLY DATA (UNAUDITED):

Following is a summary of the quarterly results of operations for the years ended December 31, 2005 and 2004:

	Fiscal Quarter
	First	Second	Third	Fourth	Total
2005:
Net revenues	$20,266	$18,997	$20,522	$ 26,877	$ 86,662
Income (loss) from operations	2,604	330	2,379	(136)	5,177
Net income	1,964	631	1,978	496	5,069
Basic earnings per share	$ 0.15	$ 0.05	$ 0.15	$ 0.04	$ 0.39
Diluted earnings per share	$ 0.14	$ 0.05	$ 0.15	$ 0.04	$ 0.37

2004:
Net revenues	$22,467	$22,097	$24,682	$ 34,060	$103,306
Income from operations	4,996	3,080	3,860	7,917	19,853
Net income	3,167	2,043	2,531	4,989	12,730
Basic earnings per share	$ 0.23	$ 0.15	$ 0.19	$ 0.37	$ 0.93
Diluted earnings per share	$ 0.22	$ 0.14	$ 0.18	$ 0.36	$ 0.89

Quarterly amounts for earnings per share may not agree to annual amount due to rounding. _________________ F-23