Form 10-Q
period 2006-03-31
4 KIDS ENTERTAINMENT INC
filed 2006-05-10
CIK 58592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

1414 Avenue of the Americas New York, New York 10019 (212) 758-7666 (Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X|    No |_|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer Accelerated filer X Non-accelerated filer

       Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_|    No|X|

      At May 10, 2006, the number of shares outstanding of the Registrant’s common stock, par value $.01 per share, was 13,093,893.

4Kids Entertainment, Inc. and Subsidiaries

Table of Contents

Page #

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2006 (Unaudited) and December 31, 2005	2

	Consolidated Statements of Income for the three months ended March 31, 2006 and 2005 (Unaudited)	3

	Consolidated Statements of Stockholders' Equity and Comprehensive Income for the three months ended March 31, 2006 (Unaudited) and the year ended December 31, 2005	4

	Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005 (Unaudited)	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	24

Part II—OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 6.	Exhibits	25

Signatures	26

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2006 AND DECEMBER 31, 2005
(In thousands of dollars, except share data)

ASSETS	2006	2005
CURRENT ASSETS:	(Unaudited)
Cash and cash equivalents	$ 12,576	$ 35,142
Investments	113,649	78,383

Total cash and investments	126,225	113,525

Accounts receivable - net	25,373	34,508
Prepaid 4Kids TV broadcast fee, net of accumulated amortization
of $95,522 and $90,714 in 2006 and 2005, respectively	4,965	6,606
Prepaid income taxes	2,031	2,312
Prepaid expenses and other current assets	2,895	1,684
Deferred income taxes	435	466

Total current assets	161,924	159,101

PROPERTY AND EQUIPMENT - NET	2,632	2,853

OTHER ASSETS:
Accounts receivable - noncurrent, net	323	891
Film and television costs - net	13,390	12,208
Deferred income taxes - noncurrent	1,637	1,971
Other assets - net	7,604	6,914

TOTAL ASSETS	$187,510	$183,938

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Due to licensors	$ 16,270	$ 13,503
Media payable	1	1,450
Accounts payable and accrued expenses	10,341	9,275
Deferred revenue	4,890	5,297

Total current liabilities	31,502	29,525

DEFERRED RENT	962	1,016

Total liabilities	32,464	30,541

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value - authorized, 3,000,000 shares; none issued	--	--
Common stock, $.01 par value - authorized, 40,000,000 shares;
issued, 14,828,643 and 14,826,643 shares; outstanding 13,078,643 and
13,076,643 shares in 2006 and 2005, respectively	148	148
Additional paid-in capital	61,442	61,415
Accumulated other comprehensive income	502	428
Retained earnings	126,203	124,655

	188,295	186,646
Less- cost of 1,750,000 treasury shares in 2006 and 2005	33,249	33,249

	155,046	153,397

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$187,510	$183,938

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(In thousands of dollars, except share data)

	Three Months Ended March 31,
	2006	2005
NET REVENUES	$ 19,795	$ 20,266

COSTS AND EXPENSES:
Selling, general and administrative	8,981	8,856
Production service costs	2,876	2,136
Amortization of television and film costs	1,646	2,083
Amortization of 4Kids TV broadcast fee	4,808	4,587

Total costs and expenses	18,311	17,662

INCOME FROM OPERATIONS	1,484	2,604
INTEREST INCOME	887	647

INCOME BEFORE INCOME TAXES	2,371	3,251
INCOME TAXES	823	1,287

NET INCOME	$ 1,548	$ 1,964

PER SHARE AMOUNTS:
Basic earnings per common share	$ 0.12	$ 0.15

Diluted earnings per common share	$ 0.12	$ 0.14

Weighted average common shares
outstanding - basic	13,076,896	13,382,351

Weighted average common shares
outstanding - diluted	13,368,231	13,833,711

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED) AND YEAR ENDED DECEMBER 31, 2005
(In thousands of dollars and shares)

	Common Shares	Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Less: Treasury Stock	Total

BALANCE, DECEMBER 31, 2004	14,411	$144	$58,068	$119,586	$ 1,124	$ (14,944)	$ 163,978
Proceeds from exercise of stock options	416	4	1,345	--	--	--	1,349
Tax benefit from exercise of stock
options	--	--	2,002	--	--	--	2,002

Acquisition of treasury stock, at cost	--	--	--	--	--	(18,305)	(18,305)
Comprehensive income:

Net income	--	--	--	5,069	--	--	5,069

Translation adjustment	--	--	--	--	(696)	--	(696)

Total comprehensive income	--	--	--	--	--	--	4,373

BALANCE, DECEMBER 31, 2005	14,827	$148	$61,415	$124,655	$428	($33,249)	$ 153,397
Proceeds from exercise of stock options	2	--	23	--	--	--	23
Tax benefit from exercise of stock
options	--	--	4	--	--	--	4

Comprehensive income:

Net income	--	--	--	1,548	--	--	1,548

Translation adjustment	--	--	--	--	74	--	74

Total comprehensive income	--	--	--	--	--	--	1,622

BALANCE, MARCH 31, 2006	14,829	$148	$61,442	$126,203	$502	($33,249)	$ 155,046

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(In thousands of dollars)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 1,548	$ 1,964
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	257	300
Amortization of television and film costs	1,646	2,083
Amortization of 4Kids TV broadcast fee	4,808	4,587
Provision (recovery) for doubtful accounts	239	(268)
Deferred income taxes	365	(315)
Tax benefit on exercise of stock options	--	71
Changes in operating assets and liabilities:
Accounts receivable	9,464	13,898
Film and television costs	(2,828)	(2,530)
Prepaid income taxes	281	1,470
Prepaid 4Kids TV broadcast fee	(3,167)	(3,428)
Prepaid expenses and other current assets	(1,211)	(106)
Other assets - net	(690)	(2,540)
Due to licensors	2,767	(1,586)
Media payable	(1,449)	(3,262)
Accounts payable and accrued expenses	1,066	434
Deferred revenue	(407)	(1,000)
Deferred rent	(54)	(44)

Net cash provided by operating activities	12,635	9,728

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investments	39,384	9,400
Purchase of investments	(74,650)	(24,349)
Purchase of property and equipment	(36)	(319)
Proceeds from disposal of property, plant and equipment	--	52

Net cash used in investing activities	(35,302)	(15,216)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	23	209
Purchase of treasury shares	--	(6,651)
Tax benefit on exercise of stock options	4	--

Net cash provided by (used in) financing activities	27	(6,442)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS	74	(95)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(22,566)	(12,025)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	35,142	111,759

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 12,576	$ 99,734

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Income Taxes	$ 63	$ 55

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

4Kids Technology, Inc., a wholly-owned subsidiary, develops ideas and concepts for licensing which integrate new and existing technologies with traditional game and toy play patterns. 4Sight Licensing Solutions, Inc. (“4Sight Licensing”), a wholly-owned subsidiary formed in March 2006, is engaged in the business of licensing properties and product concepts to adults, teens and “tweens”. 4Sight Licensing focuses on brand building through licensing.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The consolidated financial statements, except for the December 31, 2005 consolidated balance sheet and the consolidated statement of stockholders’ equity and comprehensive income for the year ended December 31, 2005, are unaudited. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2006 and December 31, 2005 and the results of operations for the three months ended March 31, 2006 and 2005, and stockholders’ equity and comprehensive income for the three months ended March 31, 2006 and the year ended December 31, 2005, and cash flows for the three months ended March 31, 2006 and 2005. Because of the inherent seasonality and changing trends of the toy, game, entertainment and advertising industries, operating results for the Company on a quarterly basis may not be indicative of operating results for the full year.

These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2005, which are included in the Company’s Annual Report on Form 10-K with respect to such period that have been filed with the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. The December 31, 2005 consolidated balance sheet amounts are derived from the Company’s audited consolidated financial statements.

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

Broadcast advertising revenues: Advertising revenues are recognized when the related commercials are aired and are recorded net of agency commissions and net of an appropriate reserve when advertising is sold together with a guaranteed audience delivery. Internet advertising revenues are recognized on the basis of impression views in the period the advertising is displayed. Fee-based commissions for media planning and buying services, for clients in both print and broadcast media, are recognized at the time the related media runs.

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

Production and adaptation costs charged to the licensor are included in net revenues and the corresponding costs are included in production service costs in the accompanying consolidated statements of income. Production service costs included in net revenues amounted to $2,433 and $2,136 for the three months ended March 31, 2006 and 2005, respectively.

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

Prepaid 4Kids TV Broadcast Fee — The Company capitalized the broadcast fee paid to Fox and amortized the amount of such fee over the broadcast season based on estimated advertising revenue. During the three months ended March 31, 2006, the Company paid Fox and certain affiliates $3,167 attributable to the fourth year’s broadcast fees, and during calendar year 2005, the Company paid Fox and certain affiliates $6,768 and $19,255 attributable to the third and fourth year’s broadcast fees, respectively. The unamortized portion of these fees of $4,965 and $6,606, are included in “Prepaid 4Kids TV broadcast fee” on the accompanying consolidated balance sheets as of March 31, 2006 and December 31, 2005, respectively.

Film and Television Costs – The Company accounts for its film and television costs pursuant to American Institute of Certified Public Accountants (“AICPA”). Statement of Position (“SOP”) No. 00-2, Accounting by Producers or Distributors of Films. The cost of production for television programming, including overhead, participations and talent residuals is capitalized and amortized using the individual-film-forecast method under which such costs are amortized for each television program in the ratio that revenue earned in the current period for such program bears to management’s estimate of the ultimate revenues to be realized from all media and markets for such program. Management regularly reviews, and revises when necessary, its ultimate revenue estimates on a title-by-title basis, which may result in a change in the rate of amortization applicable to such title and/or a write-down of the value of such title to estimated fair value. These revisions can result in significant quarter-to-quarter and year-to-year fluctuations in film write-downs and rates of amortization. If a total net loss is projected for a particular title, the associated film and television costs are written down to estimated fair value. All exploitation costs, including advertising and marketing costs are expensed as incurred. Television adaptation and production costs that are adapted and/or produced are stated at the lower of cost, less accumulated amortization, or fair value.

Translation of Foreign Currency — In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, the Company classifies items of other comprehensive income by their nature in the financial statements and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet. The assets and liabilities of the Company’s foreign subsidiary, 4Kids Entertainment International, have been recorded in their local currency and translated to U.S. dollars using period-end exchange rates. Income and expense items have been translated at the average rate of exchange prevailing during the period. Any adjustment resulting from translating the financial statements of the foreign subsidiary is reflected as “other comprehensive income,” net of related tax. Comprehensive income for the three months ended March 31, 2006 and 2005, was $1,622 and $1,869, respectively, which included translation adjustments of $74 and ($95) for the respective periods.

Recently Issued Accounting Pronouncements — Share-Based Payments – In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payments (“SFAS No. 123-R”). SFAS No. 123-R is a revision of SFAS No. 123, as amended, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. SFAS No.123-R eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS No. 123-R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123-R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.

SFAS No. 123-R is effective for fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 123-R effective January 1, 2006, using a modified prospective application. This application requires the Company to record compensation expense for all awards granted after January 1, 2006 and for the unvested portion of previously granted awards that remain outstanding as of such date. The Company’s adoption of SFAS No. 123-R did not result in the recording of compensation expense in 2006 with respect to options previously granted as all of the Company’s outstanding options were fully vested at December 31, 2005. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial position or results of operations.

Accounting Changes and Error Corrections – In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”). SFAS No. 154 replaces APB No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for, and reporting of, a change in accounting principles.  SFAS No. 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial position or results of operations.

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

Accounting for Income Taxes — In July 2005, the FASB issued an exposure draft of an Interpretation of SFAS No. 109, Accounting for Income Taxes. This Interpretation clarifies the accounting for uncertain tax positions. An enterprise is required to recognize, in its financial statements, the best estimate of the impact of a tax position only if that position is probable of being sustained based solely on the technical merits of the position. In evaluating whether the probable recognition threshold has been met, this Interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The term probable is used in this Interpretation consistent with its use in SFAS No. 5, Accounting for Contingencies, to mean that “the future event or events are likely to occur.” Individual tax positions that fail to meet the probable recognition threshold will generally result in the inability to recognize the benefit of such position in the financial statements. This Interpretation also provides guidance on disclosure, accrual of interest and penalties, accounting in interim periods and transition. This Interpretation applies to financial statements effective as of the end of the first fiscal year ending after December 15, 2005. The adoption of this Interpretation did not have a material effect on its consolidated financial position or results of operations.

3. STOCK-BASED EMPLOYEE COMPENSATION

The Company has stock-based compensation plans for employees and non-employee members of the Board of Directors. The plans provide for discretionary grants of stock options, restricted stock shares, and other stock-based awards. The plans are administered by the Compensation Committee of the Board of Directors, consisting of non-employee directors.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123R”), utilizing the modified prospective method whereby prior periods will not be restated for comparability. SFAS 123R requires recognition of stock-based compensation expense in the statement of operations over the vesting period based on the fair value of the award at the grant date. Previously, the Company used the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as amended by related interpretations of the FASB. Under APB 25, no compensation cost was recognized for stock options because the quoted market price of the stock at the grant date was equal to the amount per share the employee had to pay to acquire the stock after fulfilling the vesting period. SFAS 123R supersedes APB 25 as well as Statement of Financial Accounting Standard 123 “Accounting for Stock-Based Compensation”, which permitted pro forma footnote disclosures to report the difference between the fair value method and the intrinsic value method. The Company recognized expense for restricted share grants under the previous guidance, so the impact from adopting SFAS 123R pertains to the requirement to expense stock options (including employee stock purchase plan options). For the three months ended March 31, 2006, the Company did not grant any stock options, restricted stock shares, or any other stock-based awards, and therefore the adoption of this pronouncement did not have a material effect on the Company’s consolidated financial position or results of operations.

The following table provides the pro forma effect on net earnings as if the fair-value-based measurement method had been applied to all stock-based compensation for the three months ended March 31, 2005:

Three Months Ended March 31, 2005
Net income as reported	$1,964

Deduct stock-based employee
compensation expense determined
under fair value based method
for all awards, net of tax	451

Pro forma net income	$1,513

Net income per share:
Reported
Basic	$ 0.15

Diluted	$ 0.14

Pro forma
Basic	$ 0.11

Diluted	$ 0.11

The Company issued stock option grants for underlying shares of 776, at an average weighted average exercise price of $19.99 in 2005. The stock option grants (i) have a five year life; (ii) were immediately exercisable with respect to 50 percent of the underlying shares; and (iii) became exercisable with respect to the remaining 50 percent by December 31, 2005.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used for options granted in 2005 included no dividend yield for the period, expected volatility of approximately 38%, a risk-free interest rate of approximately 3.76%, and an option duration of 3.6 years for 2005. The weighted average fair value of options granted in fiscal 2005 is $6.55.

The following table summarizes activity under our stock option plans for the three months ended March 31, 2006:

	Three Months Ended March 31, 2006
	Shares (In thousands)	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of period	2,682	$ 17.79
Grants	--	--
Exercised	(2)	11.80
Forfeited	(8)	21.63

Outstanding at end of period	2,672	$ 17.78	2.80	$ 6,544

Exercisable at end of period	2,672	$ 17.78	2.80	$ 6,544

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the closing price. As of March 31, 2006, we had options outstanding to purchase an aggregate of 892 shares with an exercise price below the quoted price of our stock, resulting in an aggregate intrinsic value of $6,544. During the three months ended March 31, 2006 and 2005, the aggregate intrinsic value of options exercised under our stock option plans was $9 and $173, respectively, determined as of the date of exercise.

4. DEFERRED REVENUE

Music — In July 2002, 4Kids Music granted a right to receive a 50% interest in the Company’s net share of the music revenues from currently existing music produced by the Company for its television programs (excluding Pokémon) (“Current Music Assets”) to an unaffiliated third party in an arms length transaction for $3,000. Further, the Company agreed to grant a right to receive a 50% interest in the Company’s net share of music revenues from future music to be produced by the Company for its television programs (excluding Pokémon) (“Future Music Assets”) to the same third party for $2,000. In consideration of the grant of Future Music Assets, the Company received $750 in June 2003 and $750 in June 2004 and $500 in June 2005.

The Company has deferred all amounts received under the contract, and recognizes revenue as the Current Music Assets and Future Music Assets generate revenue over the contract term. Notwithstanding the foregoing, as of the date the Company has delivered all of the Future Music Assets required under the contract, any portion of the $5,000 that remains deferred and not recognized, will be recognized as revenue. Pursuant to the above, the Company recognized revenues of $189 and $102 for the three months ended March 31, 2006 and 2005, respectively. The Company has included $2,931 and $3,120 as deferred revenue on the accompanying consolidated balance sheets as of March 31, 2006 and December 31, 2005, respectively.

Home Video — At various dates since May 2002, 4Kids Home Video, entered into various agreements with an unaffiliated third party home video distributor (the “Video Distributor”), pursuant to which 4Kids Home Video provides ongoing advertising, marketing and promotional services with respect to certain home video titles that are owned or controlled by the Company and which are distributed by the Video Distributor. The Video Distributor has paid the Company cumulative advances of $3,882 (during the three months ended March 31, 2006 the Company received $37 in advances) against 4Kids Home Video’s share of the distribution and service fee proceeds to be realized by 4Kids Home Video from such titles. Pursuant to the above, the Company recognized revenue of $26 and $3 for the three months ended March 31, 2006 and 2005, respectively. The Company has included $472 and $461 as deferred revenue on the accompanying consolidated balance sheets as of March 31, 2006 and December 31, 2005, respectively.

Other Agreements — In addition, the Company entered into other agreements for various properties and advertising time on 4Kids TV in which the Company has received certain advances and/or minimum guarantees. As of March 31, 2006, and December 31, 2005, the unearned portion of these advances and guaranteed payments were $1,487 and $1,716, respectively, and are included in deferred revenue on the accompanying consolidated balance sheets.

5. STOCKHOLDERS’ EQUITY

a.	Stock Purchases – In November 2005, the Board of Directors authorized the Company to purchase up to 1,000,000 shares of the Company’s common stock from time to time through December 31, 2006 in the open market or through negotiated prices. Such purchases are to be made out of the Company’s surplus. Through May 10, 2006, no purchase relating to the additional 1,000,000 share authorization have been made by the Company.

b.	Stock Options — Pursuant to its stock option plans, the Company granted stock options on April 25, 2005 and September 1, 2005 for approximately 650,000 and 125,000 underlying shares, respectively. The options were granted to certain employees, including officers and members of the Board of Directors, at an exercise price of $20.56 and $17.00, respectively (the average of the high and low stock price from the previous day of trading). Each of the stock option grants (i) have a five year life; (ii) is immediately vested and exercisable with respect to 50 percent of the underlying shares; and (iii) becomes vested and exercisable with respect to the remaining 50 percent on December 30, 2005 and December 31, 2005, respectively.

6. LEGAL PROCEEDINGS

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

7. RELATED PARTY

The Company’s Chairman and Chief Executive Officer is the founder and President of The National Law Enforcement and Firefighters Children’s Foundation (the “Foundation”). The Foundation is a not-for-profit organization dedicated to helping the children of law enforcement and firefighting personnel and working with law enforcement and firefighting organizations to provide all children with valuable social and life skill programs. During the three months ended March 31, 2006 and 2005, the Company contributed approximately $35 and $30, respectively to the Foundation.

Brian Lacey has been Executive Vice President of International for 4Kids since July 2003. Prior to joining 4Kids, Mr. Lacey was the President and founder of Lacey Entertainment, a New York-based worldwide television marketing, production and distribution company (“Lacey”). Until July 2003, (when the agreement was terminated), Lacey provided consulting services to the Company under a fee-based agreement pursuant to which the Company agreed to pay Lacey a percentage of all programming sales placed by Lacey in the international marketplace as the cash payments for such programming sales were received. During the three months ended March 31, 2006, Lacey received no payments with respect to this agreement. As of March 31, 2006 and December 31, 2005, the Company has included $258 and $233, respectively, in accounts payable and accrued expenses on its accompanying consolidated balance sheets for remaining obligations due to Lacey under the former agreement.

8. COMMITMENTS AND CONTINGENCIES

a.	4Kids TV Broadcast Agreement — In January 2002, the Company entered into a multi-year agreement with Fox to lease Fox’s Saturday morning programming block which airs on Saturday mornings from 8am to 12pm eastern/pacific time (7am to 11am central time), and which the Company originally called the “Fox Box”. In January 2005, the Company re-branded the Fox Box as “4Kids TV.” The Company provides substantially all programming content to be broadcast on 4Kids TV and retains all of the revenue from network advertising sales for the four-hour time period. 4Kids Ad Sales, Inc., a wholly-owned subsidiary of the Company manages and accounts for the ad revenue and costs associated with 4Kids TV.

In March 2006, the multi-year agreement was extended for two broadcast years through the 2007-2008 broadcast season. As of March 31, 2006, one payment of $3,163 remains to be paid for the 2005-2006 broadcast season under the original agreement. The time-buy fee for each of the 2006-2007 and 2007-2008 broadcast seasons will be $20,000 as compared to the $25,312 paid for each broadcast year during the initial term of the multi-year agreement. The fee is payable in quarterly installments of $5,000 each year beginning in October 2006. The extension also provides Fox with the option to extend the agreement through the 2008-2009 broadcast season under the same terms and conditions by providing notice to the Company no later than August 31, 2007.

11

The costs of 4Kids TV is capitalized and amortized over each broadcast year based on estimated advertising revenue for the related broadcast year. The Company recorded amortization expenses of $4,808 and $4,587 for the three months ended March 31, 2006 and 2005, respectively. During the three months ended March 31, 2006, the Company paid Fox and certain Fox affiliates $3,167 attributable to the fourth years’ broadcast fees, and during calendar year 2005, the Company paid Fox and certain Fox affiliates $6,768 and $19,255 attributable to the third and fourth years’ broadcast fees, respectively. The unamortized portion of these fees of $4,965 and $6,606 are included in “Prepaid 4Kids TV broadcast fee” on the accompanying consolidated balance sheets as of March 31, 2006 and December 31, 2005, respectively.

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

As of March 31, 2006, the minimum guaranteed payment obligations under the 4Kids TV Broadcast Agreement are as follows:

Year ending December 31,	Amount
2006	$8,163
2007	20,000
2008	15,000

Total	$43,163

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

b.	Contractual Arrangements — During the normal course of business, the Company may enter into various agreements with third parties to license, acquire, distribute, broadcast, develop and/or promote properties. The terms of these agreements will vary based on the services and/or properties included within the agreement, as well as the other terms and conditions set forth therein.

9. SUBSEQUENT EVENT

On April 6, 2006, the Company announced the termination of Steven M. Grossman’s employment with the Company as Executive Vice President and Chief Operating Officer, effective immediately.  In addition, on April 6, 2006, the Company and Mr. Grossman entered into an agreement (the “Release Agreement”), and Mr. Grossman resigned from the Board of Directors as of that date.  Pursuant to the Release Agreement and his employment agreement with the Company, Mr. Grossman will receive his salary, the average of the bonus paid to him and his car allowance for the greater of two years or the Term. Mr. Grossman will also continue to receive his group health benefits for two years. If Mr. Grossman accepts other employment while receiving payments from the Company, 50% of the amount he receives from such new employment shall reduce the amount due Mr. Grossman after termination. If Mr. Grossman receives health insurance coverage and/or a car allowance from such new employment, the Company shall cease paying for any such benefit received by Mr. Grossman from such new employment. Mr. Grossman is also bound by certain non-compete provisions for a one-year period after his date of termination.  In the second quarter of 2006, the Company expects to accrue an expense of approximately $1,500, representing the amount due to Mr. Grossman pursuant to the Release Agreement and the employment agreement.

10. SEGMENT AND RELATED INFORMATION

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

	Licensing	Advertising Media and Broadcast	TV and Film Production/ Distribution	Total

Three Months Ended March 31,
2006:
Net revenues from external customers	$ 9,507	$ 4,150	$ 6,138	$ 19,795
Amortization of television and film cost	--	--	1,646	1,646
Amortization of 4Kids TV broadcast fee	--	4,808	--	4,808
Segment profit (loss)	5,282	(3,202)	291	2,371
Interest income	882	5	--	887
Segment assets	151,083	10,426	26,001	187,510

2005:
Net revenues from external customers	$ 9,510	$ 4,478	$ 6,278	$ 20,266
Amortization of television and film cost	--	--	2,083	2,083
Amortization of 4Kids TV broadcast fee	--	4,587	--	4,587
Segment profit (loss)	5,301	(2,622)	572	3,251
Interest income	623	24	--	647
Segment assets	155,773	13,265	26,017	195,055

Additionally, through the Company’s London office and network of international subagents, which allow it to license its Properties throughout the world, the Company recognized net merchandise licensing revenues from international sources, primarily in Europe, of $2,717 and $3,147 for the three months ended March 31, 2006 and 2005, respectively. At March 31, 2006 and 2005, net assets of the Company’s London office were $7,154 and $6,891, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (In thousands of dollars unless otherwise specified)

Overview

The Company’s operating results for the three months ended March 31, 2006, reflect an overall decrease in international program sales for the “Yu-Gi-Oh!” and “Teenage Mutant Ninja Turtles” properties and decreased media buying commissions, partially offset by increased revenue from the production of “Pokémon”, as compared to the same period in 2005.

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

4Kids TV Broadcast Agreement — The Company broadcasts certain of its Properties on 4Kids TV, the Saturday morning programming block that the Company leases from Fox. The cost of 4Kids TV has been and will continue to be capitalized and amortized over each broadcast year based on estimated advertising revenue. In developing future estimated revenues, the Company has made certain assumptions with regard to the anticipated popularity of the television series the Company broadcasts on 4Kids TV and the general market demand and pricing of advertising time for Saturday morning children’s broadcast television. The popularity of such series impacts audience levels and the level of the network advertising rates that the Company can charge. These estimates are based on historical trends, as well as the Company’s subjective judgment of future customer demand and acceptance of its television programming. Differences may result in the amount and timing of revenue for any period if actual performance varies from the Company’s estimates. See Note 8 of the Notes to the Company’s consolidated financial statements for additional information.

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

Recently Issued Accounting Pronouncements — Share-Based Payments – In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payments (“SFAS No. 123-R”). SFAS No. 123-R is a revision of SFAS No. 123, as amended, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. SFAS No.123-R eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS No. 123-R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123-R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.

SFAS No. 123-R is effective for fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 123-R effective January 1, 2006, using a modified prospective application. This application requires the Company to record compensation expense for all awards granted after January 1, 2006 and for the unvested portion of previously granted awards that remain outstanding as of such date. The Company’s adoption of SFAS No. 123-R did not result in the recording of compensation expense in 2006 with respect to options previously granted as all of the Company’s outstanding options were fully vested at December 31, 2005. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial position or results of operations.

Accounting Changes and Error Corrections – In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”). SFAS No. 154 replaces APB No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for, and reporting of, a change in accounting principles.  SFAS No. 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial position or results of operations.

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

Accounting for Income Taxes — In July 2005, the FASB issued an exposure draft of an Interpretation of SFAS No. 109, Accounting for Income Taxes. This Interpretation clarifies the accounting for uncertain tax positions. An enterprise would be required to recognize, in its financial statements, the best estimate of the impact of a tax position only if that position is probable of being sustained based solely on the technical merits of the position. In evaluating whether the probable recognition threshold has been met, this Interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The term probable is used in this Interpretation consistent with its use in SFAS No. 5, Accounting for Contingencies, to mean that “the future event or events are likely to occur.” Individual tax positions that fail to meet the probable recognition threshold will generally result in the inability to recognize the benefit of such position in the financial statements. This Interpretation also provides guidance on disclosure, accrual of interest and penalties, accounting in interim periods and transition. This Interpretation applies to financial statements effective as of the end of the first fiscal year ending after December 15, 2005. The adoption of this Interpretation did not have a material effect on its consolidated financial position or results of operations.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenues for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	2006	2005
Net Revenues	100%	100%

Selling, general & administrative	45%	44%
Production service costs	15%	10%
Amortization of television and film costs	8%	10%
Amortization of 4Kids TV broadcast fee	24%	23%

Total Costs and Expenses	92%	87%

Income from Operations	8%	13%
Interest income	4%	3%

Income before income taxes	12%	16%
Income taxes	4%	6%

Net Income	8%	10%

Three months ended March 31, 2006 as compared to three months ended March 31, 2005

Revenues

Revenues by reportable segment and for the Company as a whole were as follows:

For the three months ended March 31, 2006 and 2005

	2006	2005	$ Change	% Change
Licensing	$ 9,507	$ 9,510	$ (3)	(-%)

Advertising Media and Broadcast	4,150	4,478	(328)	(7%)

Television and Film Production/Distribution	6,138	6,278	(140)	(2%)

Total	$19,795	$20,266	$(471)	(2%)

The decrease in consolidated net revenues for the three months ended March 31, 2006 as compared to the same period in 2005, was due to a number of factors. In the Licensing segment, decreased revenues were primarily attributable to:

(i)	reduced licensing revenues on the “Teenage Mutant Ninja Turtles” property domestically and “Shaman King” property internationally; and

(ii)	reduced domestic and international licensing revenue and marketing fees on “Yu-Gi-Oh!” related merchandise, trading cards and video game sales; substantially offset by

(iii)	increased revenues attributable to the “Cabbage Patch” and “GI Joe” properties domestically, and the “Teenage Mutant Ninja Turtles” and “Winx Club” properties internationally.

Despite lower licensing revenues, the “Yu-Gi-Oh!” and “Teenage Mutant Ninja Turtles” properties continue to be among the largest contributors to the Company’s revenues in this business segment. In addition, revenues for the “Cabbage Patch” property, also one of the largest contributors in this segment, increased substantially in 2006.

In the Advertising Media and Broadcasting segment, revenues decreased for the three months ended March 31, 2006 when compared to the same period in 2005. Revenues from decreased media buying commissions were partially offset by increased ad sales revenues.

In the Television and Film Production/Distribution segment, the revenue decline for the three months ended March 31, 2006, when compared to the same period in 2005 primarily resulted from:

(i)	decreased international broadcast sales of the “Yu-Gi-Oh!” and “Teenage Mutant Ninja Turtles” television series; partially offset by

(ii)	increased domestic home video sales of the “Sonic X,” “Teenage Mutant Ninja Turtles,” and “Yu-Gi-Oh!” television series.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 1% or $125 to $8,981 for the three months ended March 31, 2006 when compared to the same period in 2005. Increased payroll and personnel expenses, were partially offset by decreased advertising and promotional costs.

Production Service and Capitalized Film Costs

Production service and capitalized film costs were as follows:

For the three months ended March 31, 2006 and 2005

	2006	2005	$ Change	% Change
Production Service Costs	$2,876	$2,136	$ 740	35%
Amortization of Television and Film Costs	1,646	2,083	(437)	(21%)

The increase in production service costs during the three months ended March 31, 2006, as compared to the same period in 2005, was primarily due to increased production costs for the work performed on producing the “Pokémon” and “Viva Piñata” television series, partially offset by decreased costs for the “Kirby” television series. When the Company is entitled to be paid for such production costs, the Company categorizes them as production service costs and reflects a corresponding amount in revenue for the amount billed back to the property owners.

The decrease in the amortization of television and film costs is principally due to the reduced amortization resulting from a reduction in the realized revenue on the “Teenage Mutant Ninja Turtles” and “Shaman King” television series; partially offset by the increased amortization of the new “Yu-Gi-Oh! GX” and “GI Joe” television series during 2006.

As of March 31, 2006, there was $13,390 of capitalized film production costs recorded in the Company’s consolidated balance sheet relating primarily to various stages of production on 368 episodes of animated programming. Based on management’s ultimate revenue estimates as of March 31, 2006, approximately 56% of the total completed and unamortized film and television costs are expected to be amortized during the next year, and over 90% of the total completed and unamortized film and television costs are expected to be amortized during the next three years.

4Kids TV Broadcast Fee

	2006	2005	$ Change	% Change
Amortization of 4Kids TV Broadcast Fee	$4,808	$4,587	$221	5%

As a result of the broadcast year (ending each year in September) being different than the Company’s fiscal year (ending each year in December), the amount of the amortization recognized from period to period will vary based upon (i) the amount of advertising revenue recognized during the period; and (ii) the amount of advertising revenue already recognized for the broadcast year as a percentage of the total amount expected to be recognized for the full broadcast year. Based on the increased advertising revenue recognized by the Company during the first quarter of 2006 as compared to 2005 and the greater percentage of the total advertising revenues already recognized, the Company’s amortization of the 4Kids TV broadcast fee increased $221 to $4,808 for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Through March 31, 2006 and 2005, the Company had amortized 67% and 65%, respectively, of the 4Kids TV broadcast fee for the fourth and third broadcast year, an increase of 2%.

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

Interest Income

Interest income increased 37%, or $240, to $887 for the three months ended March 31, 2006, as compared to 2005, as a result of the increasing interest rate environment, and higher average cash balances invested.

Income Tax Expense

Income tax expense decreased 36%, or $464, to $823 for the three months ended March 31, 2006, as compared to 2005, due primarily to decreased income before income taxes. The Company’s effective tax rate decreased to 35% at March 31, 2006, as compared to 40% in 2005. The reduction in the effective tax rate is principally due to a shift in the Company’s investment strategy toward tax-exempt securities during 2006.

Net Income

As a result of the above, the Company had net income for the three months ended March 31, 2006, of $1,548, as compared to $1,964 for the same period in 2005.

Liquidity and Capital Resources

Financial Position

Cash and cash equivalents and short-term investments as of March 31, 2006 and December 31, 2005 were as follows:

	2006	2005	$ Change
Cash and cash equivalents	$ 12,576	$ 35,142	$(22,566)
Investments	113,649	78,383	35,266

	$126,225	$113,525	$ 12,700

During the three months ended March 31, 2006, the Company’s cash and cash equivalents and short-term investment balances increased by $12,700 to $126,255, primarily as a result of cash collections of seasonally high fourth quarter accounts receivable and an increase in due to licensors. The increase was partially offset as a result of payments made to Fox and certain affiliates for the 4Kids TV broadcast agreement.

Sources and Uses of Cash

Cash flows for the three months ended March 31, 2006 and 2005 were as follows:

Sources	2006	2005	$ Changes
Operating Activities	$ 12,635	$ 9,728	$ 2,907

Investing Activities	(35,302)	(15,216)	(20,086)

Financing Activities	27	(6,442)	6,469

Working capital, consisting of current assets less current liabilities, was $130,422 as of March 31, 2006, and $129,576 as of December 31, 2005. The increase in cash flows from operating activities is principally due to lower accounts receivable and an increase in the Company’s obligations to licensors, partially offset by lower net income.

As of March 31, 2006, the Company had $113,649 invested in auction-rate securities and short-term government obligations. The 2006-2005 reduction in cash flows from investing activities is primarily due to the Company’s purchase of auction-rate securities as an investment strategy for its excess cash balances. During 2006, the Company purchased property and equipment of $36, which was comprised primarily of computer equipment, as compared to purchases of property and equipment of $319 in 2005. Funds required for the purchase of property and equipment in 2006 are expected to be similar to that of 2005.

Cash flows used in financing activities were primarily the result of proceeds from the exercise of stock options by the Company’s employees of $23.

During the three months ended March 31, 2006, the Company’s cash flow from operations was impacted by consumer demand for a limited number of its licensed Properties.  Due to changing trends in the toy, game and entertainment business and the difficulty in predicting the length of time a property will be commercially successful, the Company’s revenues, operating results and cash flow from operations may fluctuate significantly from year to year and present operating results that are not necessarily indicative of future performance.

Historically, the majority of the television-based Properties the Company represented were existing episodes of foreign produced programming that the Company adapted for the United States and other markets.  The Company is now seeking to increase the number of new animated television programs that the Company will be producing and which will be owned in whole or in part by the Company. The cost of producing new programs is substantially more than the cost of producing adaptations of existing animated programs. Accordingly, the production costs associated with developing original animated programming will result in increased capitalized film and television costs for the Company.  If a Property consisting of new animated programs produced by the Company performs at a level less than the Company’s expectations, the Company may have to amortize substantially higher production costs related to such Property over a shorter period of time. This increased amortization of the higher production costs of new animated programs produced by the Company, could materially and adversely affect the Company’s financial performance. While the Company expects that the revenues associated with such newly produced programs will be sufficient to maintain its historical operating margins, there can be no assurance that such revenues will be realized.

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

In March 2006, the multi-year agreement was extended for two broadcast years through the 2007-2008 broadcast season. As of March 31, 2006, one payment of $3,163 remains to be paid for the 2005-2006 broadcast season under the original agreement. The time-buy fee for each of the 2006-2007 and 2007-2008 broadcast seasons will be $20,000 as compared to the $25,312 paid for each broadcast year during the initial term of the multi-year agreement. The fee is payable in quarterly installments of $5,000 each year beginning in October 2006. The extension also provides Fox with the option to extend the agreement through the 2008-2009 broadcast season on the same terms and conditions by providing notice to the Company no later than August 31, 2007.

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

Contractual Commitments

The Company’s contractual obligations and commitments are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. As of March 31, 2006, the Company’s contractual obligations and commitments have not materially changed since December 31, 2005.

Related Party Transactions

The Company’s Chairman and Chief Executive Officer is the founder and President of The National Law Enforcement and Firefighters Children’s Foundation (the “Foundation”). The Foundation is a not-for-profit organization dedicated to helping the children of law enforcement and firefighting personnel and working with law enforcement and firefighting organizations to provide all children with valuable social and life skill programs. During the three months ended March 31, 2006 and 2005, the Company contributed approximately $35 and $30, respectively, to the Foundation.

Brian Lacey has been Executive Vice President of International for 4Kids since July 2003. Prior to joining 4Kids, Mr. Lacey was the President and founder of Lacey Entertainment, a New York-based worldwide television marketing, production and distribution company (“Lacey”). Until July 2003 (when the agreement was terminated), Lacey provided consulting services to the Company under a fee-based agreement pursuant to which the Company agreed to pay Lacey a percentage of all programming sales placed by Lacey in the international marketplace as the cash payments for such programming sales were received. During the three months ended March 31, 2006, Lacey received no payments with respect to this agreement. As of March 31, 2006 and December 31, 2005, the Company has included $258 and $233, respectively, in accounts payable and accrued expenses on its accompanying consolidated balance sheets for remaining obligations due to Lacey under the former agreement.

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

(3)	a Property’s life cycle will be sufficient to permit us to recover revenues in excess of the costs of advance payments, guarantees, development, marketing, royalties and other costs relating to such Property; or

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

We have historically derived a substantial portion of our licensing revenues from a small number of Properties which usually generate revenues only for a limited period of time. For the three months ended March 31, 2006, the Company derived approximately 65% of its revenues from two Properties. In addition, our control over the timing of the licensing royalty payments we receive is limited and some of these payments are based on quarterly royalty payments reported by our licensees. Our licensing revenues are also subject to the changing trends in the toy, game and entertainment industries. Consequently, our licensing revenues may be subject to dramatic increases and decreases from particular sources over time. A significant decrease in our licensing revenues could have a significant adverse effect on our financial condition and results of operations.

Revenues from our licensing segment are directly impacted by third party sales of licensed products based on our Properties.

As an exclusive merchandising agent, we grant licenses to third parties to manufacture and sell all types of merchandise based on the television series, Properties and product concepts we represent. The ability of these third parties to design, manufacture, and ultimately, market and sell this merchandise through various channels of retail trade has a direct impact on our revenues. If these third parties are not successful in obtaining adequate distribution for this merchandise at retail or if licensed products based on our Properties fail to sell at retail, the performance of certain Properties could suffer which could have a material adverse effect on our financial condition and results of operations.

Our operating margins could be adversely impacted by the mix of Properties we represent.

Historically, the majority of the television-based Properties we represented were existing episodes of foreign programming that we adapted for the United States and other markets. As our strategic focus shifts toward Properties where we are joint copyright owners of the newly produced episodes, the investment required to produce such original animated programming is substantially in excess of the historical cost of adapting existing animated programming. Following the commercial release of a Property, its overall market acceptance and resulting revenues will directly impact our amortization of the costs incurred to develop such Property. To the extent a Property performs at a level less than our expectations, the ratio of amortization expense to revenues realized will increase. This increase will adversely impact our operating margins and results of operations.

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

Readers are cautioned that other factors discussed in this report, although not listed here, also could materially affect our future earnings.

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

Changes in Internal Control over Financial Reporting

During the first quarter of 2006, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Information regarding risk factors is set forth under the heading “Forward Looking Information and Risk Factors That May Affect Future Results” appearing at the end of Part I — Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 6. Exhibits

(a) Exhibits

10.1	General Release Agreement of Steven M. Grossman entered into as of April 6, 2006.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Joint Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

4KIDS ENTERTAINMENT, INC.
Dated: May 10, 2006

By: /s/ Alfred R. Kahn

         Alfred R. Kahn
   Chairman of the Board,
Chief Executive Officer and
               Director

By: /s/ Bruce R. Foster

          Bruce R. Foster
      Executive Vice President,
Treasurer, Chief Financial Officer,
Principle Accounting Officer

26