Form 10-Q
period 2006-06-30
4 KIDS ENTERTAINMENT INC
filed 2006-08-09
CIK 58592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

      At August 9, 2006, the number of shares outstanding of the Registrant’s common stock, par value $.01 per share, was 13,095,393.

4Kids Entertainment, Inc. and Subsidiaries

Table of Contents

Page #

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2006 (Unaudited) and December 31, 2005	2

	Consolidated Statements of Income for the three and six months ended June 30, 2006 and 2005 (Unaudited)	3

	Consolidated Statements of Stockholders' Equity and Comprehensive Income for the six months ended June 30, 2006 (Unaudited) and the year ended December 31, 2005	4

	Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005 (Unaudited)	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4.	Controls and Procedures	27

Part II—OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 6.	Exhibits	29

Signatures	30

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 AND DECEMBER 31, 2005
(In thousands of dollars, except share data)

Assets	2006	2005
Current assets:	(Unaudited)
Cash and cash equivalents	$12,926	$35,142
Investments	100,600	78,383

Total cash and investments	113,526	113,525
Accounts receivable - net	22,902	32,193
Prepaid 4Kids TV broadcast fee, net of accumulated amortization
of $100,396 and $90,714 in 2006 and 2005, respectively	3,716	6,606
Prepaid income taxes	2,877	2,312
Prepaid expenses and other current assets	2,905	1,683
Current assets from discontinued operations	1,918	2,316
Deferred income taxes	466	466

Total current assets	148,310	159,101
Property and equipment - net	2,119	2,853
Other assets:
Accounts receivable - noncurrent, net	3,473	891
Film and television costs - net	15,027	12,208
Deferred income taxes - noncurrent	1,516	1,971
Other assets - net	7,409	6,914

Total assets	$177,854	$183,938

Liabilities and Stockholders' Equity
Current liabilities:
Due to licensors	$5,011	$13,503
Accounts payable and accrued expenses	10,622	9,239
Current liabilities from discontinued operations	654	1,486
Deferred revenue	4,952	5,297

Total current liabilities	21,239	29,525
Deferred rent	902	1,016

Total liabilities	22,141	30,541

Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $.01 par value - authorized, 3,000,000 shares; none issued	--	--
Common stock, $.01 par value - authorized, 40,000,000 shares;
issued, 14,843,893 and 14,826,643 shares; outstanding 13,093,893 and
13,076,643 shares in 2006 and 2005, respectively	148	148
Additional paid-in capital	61,655	61,415
Accumulated other comprehensive income	922	428
Retained earnings	126,237	124,655

	188,962	186,646
Less- cost of 1,750,000 treasury shares in 2006 and 2005	33,249	33,249

	155,713	153,397

Total liabilities and stockholders' equity	$177,854	$183,938

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(In thousands of dollars, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenues	$16,672	$18,324	$35,925	$37,608

Costs and expenses:
Selling, general and administrative	10,285	8,299	18,562	16,493
Production service costs	3,155	1,986	6,031	4,122
Amortization of television and film cost	1,371	1,762	3,017	3,845
Amortization of 4Kids TV broadcast fee	4,874	5,971	9,682	10,558

Total costs and expenses	19,685	18,018	37,292	35,018

(Loss) income from operations	(3,013)	306	(1,367)	2,590

Interest income	1,009	753	1,896	1,400

(Loss) income before income taxes	(2,004)	1,059	529	3,990

(Benefit) provision for income taxes	(1,382)	441	(477)	1,574

(Loss) income from continuing operations	$(622)	$618	$1,006	$2,416

Income from discontinued operations	$656	$13	$576	$179

Net income	$34	$631	$1,582	$2,595

Per share amounts:
Basic (loss) earnings per common share
Continuing Operations	$(0.05)	$0.05	$0.08	$0.18
Discontinued Operations	$0.05	$0.00	$0.04	$0.01

Basic earnings per common share	$0.00	$0.05	$0.12	$0.19

Diluted (loss) earnings per common share
Continuing Operations	$(0.05)	$0.05	$0.08	$0.18
Discontinued Operations	$0.05	$0.00	$0.04	$0.01

Diluted earnings per common share	$0.00	$0.05	$0.12	$0.19

Weighted average common shares
outstanding - basic	13,090,901	13,248,711	13,083,937	13,315,162

Weighted average common shares
outstanding - diluted	13,372,045	13,700,291	13,370,177	13,766,632

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
SIX MONTHS ENDED JUNE, 2006 (UNAUDITED) AND YEAR ENDED DECEMBER 31, 2005
(In thousands of dollars and shares)

	Common Shares	Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Less: Treasury Stock	Total

BALANCE, DECEMBER 31, 2004	14,411	$144	$58,068	$119,586	$ 1,124	$ (14,944)	$ 163,978
Proceeds from exercise of stock options	416	4	1,345	--	--	--	1,349
Tax benefit from exercise of stock
options	--	--	2,002	--	--	--	2,002

Acquisition of treasury stock, at cost	--	--	--	--	--	(18,305)	(18,305)
Comprehensive income:

Net income	--	--	--	5,069	--	--	5,069

Translation adjustment	--	--	--	--	(696)	--	(696)

Total comprehensive income	--	--	--	--	--	--	4,373

BALANCE, DECEMBER 31, 2005	14,827	$148	$61,415	$124,655	$428	$(33,249)	$ 153,397
Proceeds from exercise of stock options	17	--	203	--	--	--	203
Tax benefit from exercise of stock
options	--	--	37	--	--	--	37

Comprehensive income:

Net income	--	--	--	1,582	--	--	1,582

Translation adjustment	--	--	--	--	494	--	494

Total comprehensive income	--	--	--	--	--	--	2,076

BALANCE, JUNE 30, 2006	14,844	$148	$61,655	$126,237	$922	$(33,249)	$ 155,713

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(In thousands of dollars)

Cash flows from operating activites:	2006	2005
Net income	$1,582	$2,595
Adjustments to reconcile net income to net cash
provided by (used in) operating activities - continuing operations:
Depreciation and amortization	506	588
Amortization of television and film costs	3,017	3,845
Amortization of 4Kids TV broadcast fee	9,682	10,558
Provision for doubtful accounts	239	15
Deferred income taxes	455	1,142
Tax benefit on exercise of stock options	--	77
Changes in operating assets and liabilities:
Accounts receivable	6,470	13,637
Film and television costs	(5,836)	(5,295)
Prepaid income taxes	(565)	444
Prepaid 4Kids TV broadcast fee	(6,792)	(19,408)
Prepaid expenses and other current assets	(1,222)	(257)
Other assets - net	(495)	20
Due to licensors	(8,492)	(9,722)
Accounts payable and accrued expenses	1,383	(2,455)
Deferred revenue	(345)	(1,180)
Deferred rent	(114)	116

Net cash used in operating activities - continuing operations	(527)	(5,280)
Net cash used in operating activities - discontinued operations	(434)	(2,354)

Net cash used in operating activities	(961)	(7,634)

Cash flows from investing activites:
Proceeds from maturities of investments	76,057	32,932
Purchase of investments	(98,274)	(24,349)
Purchase of property and equipment	(297)	(394)
Loss from disposal of property, plant and equipment	525	--

Net cash (used in) provided by investing activities	(21,989)	8,189

Cash flows from financing activites:
Proceeds from exercise of stock options	203	233
Purchase of treasury shares	--	(11,479)
Tax benefit on exercise of stock options	37	--

Net cash provided by (used in) financing activities	240	(11,246)

Effects of exchange rate changes on cash and cash equivalents	494	(422)

Net decrease in cash and cash equivalents	(22,216)	(11,113)

Cash and cash equivalents, beginning of period	35,142	111,759

Cash and cash equivalents, end of period	$12,926	$100,646

Supplemental disclosure of cash flow information:
Cash paid during period for:
Income Taxes	$63	$79

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

Advertising Media and Broadcast — The Company, through a multi-year agreement with Fox Broadcasting Corporation (“Fox”), leases Fox’s Saturday morning programming block from 8am to 12pm eastern/pacific time (7am to 11am central time). In January 2005, the Company changed the name of the Saturday morning programming block from “Fox Box” to “4Kids TV”. The Company provides substantially all programming content to be broadcast on 4Kids TV. 4Kids Ad Sales, Inc. (“4Kids Ad Sales”), a wholly-owned subsidiary of the Company, retains all of the revenue from its sale of network advertising time for the four-hour time period leased from Fox.

Effective June 30, 2006, the Company’s wholly-owned subsidiary, The Summit Media Group, Inc. (“Summit Media”), which previously provided print and broadcast media planning and buying services for clients principally in the children’s toy and game business closed its operations. The closing of the media buying business will enable the Company to further reduce costs and focus on its core businesses. The Company intends to reallocate capital previously devoted to Summit Media to more profitable business initiatives. As a consequence of the termination of its operations, Summit Media will no longer serve as a media buying agency for third parties, effective July 1, 2006.

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

4Kids Entertainment Music, Inc. (“4Kids Music”), a wholly-owned subsidiary, markets and manages the musical operations of the Company. 4Kids Music composes original music for incorporation in television programming produced by 4Kids Productions. 4Kids Entertainment Home Video, Inc. (“4Kids Home Video”), a wholly-owned subsidiary, distributes home videos associated with television programming produced by 4Kids Productions.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The consolidated financial statements, except for the December 31, 2005 consolidated balance sheet and the consolidated statement of stockholders’ equity and comprehensive income for the year ended December 31, 2005, are unaudited. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2006 and December 31, 2005 and the results of operations for the three and six months ended June 30, 2006 and 2005, and stockholders’ equity and comprehensive income for the six months ended June 30, 2006 and the year ended December 31, 2005, and cash flows for the six months ended June 30, 2006 and 2005. Because of the inherent seasonality and changing trends of the toy, game, entertainment and advertising industries, operating results for the Company on a quarterly basis may not be indicative of operating results for the full year.

In connection with the termination of the operations of Summit Media, the media buying operations will be classified as a discontinued operation effective June 30, 2006. As further discussed in Notes 6 and 10, the consolidated financial statements have been reclassified to reflect the reporting of this business as a discontinued operation.

The consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2005, which are included in the Company’s Annual Report on Form 10-K with respect to such period that have been filed with the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. The December 31, 2005 consolidated balance sheet amounts are derived from the Company’s audited consolidated financial statements.

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

Broadcast advertising revenues: Advertising revenues are recognized when the related commercials are aired and are recorded net of agency commissions and net of an appropriate reserve when advertising is sold together with a guaranteed audience delivery. Internet advertising revenues are recognized on the basis of impression views in the period the advertising is displayed. Commission income from the discontinued media planning and buying operations of Summit Media, from both print and broadcast media, were recognized at the time the related media was run.

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

Production and adaptation costs charged to the licensor are included in net revenues and the corresponding costs are included in production service costs in the accompanying consolidated statements of income. Production service costs included in net revenues amounted to $2,993 and $5,426 for the three and six months ended June 30, 2006, respectively, and $1,986 and $4,122 for the three and six months ended June 30, 2005, respectively.

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

Prepaid 4Kids TV Broadcast Fee — The Company capitalized the broadcast fee paid to Fox and amortized the amount of such fee over the broadcast season based on estimated advertising revenue. During the six months ended June 30, 2006, the Company paid Fox and certain affiliates $6,792 attributable to the fourth year’s broadcast fees, and during calendar year 2005, the Company paid Fox and certain affiliates $6,768 and $19,255 attributable to the third and fourth year’s broadcast fees, respectively. The unamortized portion of these fees of $3,716 and $6,606, are included in “Prepaid 4Kids TV broadcast fee” on the accompanying consolidated balance sheets as of June 30, 2006 and December 31, 2005, respectively.

Film and Television Costs – The Company accounts for its film and television costs pursuant to American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 00-2, Accounting by Producers or Distributors of Films. The cost of production for television programming, including overhead, participations and talent residuals is capitalized and amortized using the individual-film-forecast method under which such costs are amortized for each television program in the ratio that revenue earned in the current period for such program bears to management’s estimate of the ultimate revenues to be realized from all media and markets for such program. Management regularly reviews, and revises when necessary, its ultimate revenue estimates on a title-by-title basis, which may result in a change in the rate of amortization applicable to such title and/or a write-down of the value of such title to estimated fair value. These revisions can result in significant quarter-to-quarter and year-to-year fluctuations in film write-downs and rates of amortization. If a total net loss is projected for a particular title, the associated film and television costs are written down to estimated fair value. All exploitation costs, including advertising and marketing costs are expensed as incurred. Television adaptation and production costs that are adapted and/or produced are stated at the lower of cost, less accumulated amortization, or fair value.

Translation of Foreign Currency — In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, the Company classifies items of other comprehensive income by their nature in the financial statements and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet. The assets and liabilities of the Company’s foreign subsidiary, 4Kids International, have been recorded in their local currency and translated to U.S. dollars using period-end exchange rates. Income and expense items have been translated at the average rate of exchange prevailing during the period. Any adjustment resulting from translating the financial statements of the foreign subsidiary is reflected as “other comprehensive income,” net of related tax. Comprehensive income for the three and six months ended June 30, 2006, was $454 and $2,076, respectively, which included translation adjustments of $420 and $494 for the respective periods. Comprehensive income for the three and six months ended June 30, 2005, was $304 and $2,173, respectively, which included translation adjustments of $(327) and $(422) for the respective periods.

Recently Issued Accounting Pronouncements — Share-Based Payments – In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payments (“SFAS No. 123-R”). SFAS No. 123-R is a revision of SFAS No. 123, as amended, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. SFAS No.123-R eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS No. 123-R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123-R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method generally in accounting for all share-based payment transactions with employees.

SFAS No. 123-R is effective for fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 123-R effective January 1, 2006, using a modified prospective application. This application requires the Company to record compensation expense for all awards granted after January 1, 2006 and for the unvested portion of previously granted awards that remain outstanding as of such date. The Company’s adoption of SFAS No. 123-R did not result in the recording of compensation expense in 2006 with respect to options previously granted, since all of the Company’s outstanding options were fully vested at December 31, 2005. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial position or results of operations.

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

Accounting for Uncertainty in Income Taxes — In June 2006, FASB issued SFAS Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 Accounting for Income Taxes (“SFAS No. 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax provision taken or expected to be taken in a tax return. FIN 48 also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 will be effective for fiscal periods beginning after December 15, 2006. Earlier application of the interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the interpretation is adopted. The Company does not expect that the adoption of FIN 48 will a have a material effect on the Company’s consolidated financial position or results of operations.

3. STOCK-BASED EMPLOYEE COMPENSATION

The Company has stock-based compensation plans for employees and non-employee members of the Board of Directors. The plans provide for discretionary grants of stock options, restricted stock shares, and other stock-based awards. The plans are administered by the Compensation Committee of the Board of Directors, consisting of non-employee directors.

Effective January 1, 2006, the Company adopted SFAS No. 123-R (revised 2004), Share-Based Payments, utilizing the modified prospective method whereby prior periods will not be restated for comparability. SFAS 123-R requires recognition of stock-based compensation expense in the statement of operations over the vesting period based on the fair value of the award at the grant date. Previously, the Company used the intrinsic value method under APB No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), as amended by related interpretations of the FASB. Under APB No. 25, no compensation cost was recognized for stock options because the quoted market price of the stock at the grant date was equal to the amount per share the employee had to pay to acquire the stock after fulfilling the vesting period. SFAS 123-R supersedes APB No. 25 as well as SFAS 123, Accounting for Stock-Based Compensation, which permitted pro forma footnote disclosures to report the difference between the fair value method and the intrinsic value method. The Company recognized expense for restricted share grants under the previous guidance, so the impact from adopting SFAS 123-R pertains to the requirement to expense stock options (including employee stock purchase plan options). For the six months ended June 30, 2006, the Company did not grant any stock options and; therefore, the adoption of this pronouncement did not have a material effect on the Company’s consolidated financial position or results of operations.

Stock Options

The following table provides the pro forma effect on net earnings as if the fair-value-based measurement method had been applied to all stock-based compensation for the three and six months ended June 30, 2005:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income as reported	$631	$2,595

Deduct stock-based employee compensation
expense determined under fair value based
method for all awards, net of tax	1,647	2,098

Pro forma net (loss) income	$(1,016)	$497

Net income (loss) per share:
Reported
Basic	$0.05	$0.19

Diluted	$0.05	$0.19

Pro forma
Basic	$(0.08)	$0.04

Diluted	$(0.08)	$0.04

The Company issued stock option grants for approximately 651,000 underlying shares, at an average weighted average exercise price of $20.56 for the six months ended June 30, 2005. The stock option grants (i) have a five year life; (ii) were immediately exercisable with respect to 50 percent of the underlying shares; and (iii) became exercisable with respect to the remaining 50 percent by December 31, 2005.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used for options granted in 2005 included no dividend yield for the period, expected volatility of approximately 37%, a risk-free interest rate of approximately 3.75%, and an estimated option duration of 3.6 years for 2005. The weighted average fair value of options granted in fiscal 2005 is $6.64.

The following table summarizes activity under our stock option plans for the six months ended June 30, 2006:

	Six Months Ended June 30, 2006
	Shares (In thousands)	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at beginning of period	2,682	$17.79
Grants	--	--
Exercised	(17)	11.80
Forfeited	(120)	20.55

Outstanding at end of period	2,545	$17.70	2.67	$5,703

Exercisable at end of period	2,545	$17.70	2.67	$5,703

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the closing price. As of June 30, 2006, we had options outstanding to purchase an aggregate of 752 shares with an exercise price below the quoted price of our stock, resulting in an aggregate intrinsic value of $5,703. During the six months ended June 30, 2006 and 2005, the aggregate intrinsic value of options exercised under our stock option plans was $91 and $188, respectively, determined as of the date of exercise.

Restricted Stock Awards

Pursuant to its Long-term Incentive Compensation Plan, the Company granted restricted stock awards on May 23, 2006 and June 15, 2006 for approximately 145,000 and 4,000 underlying shares, respectively. The restricted stock awards were granted to certain employees, including officers and members of the Board of Directors, at a grant price of $16.52 and $15.78, respectively (the average of the high and low stock price from the previous day of trading). The restricted stock awards vest annually from the date of grant over a period of four years. During the restriction period, award holders do not have the rights of stockholders and cannot transfer ownership and nonvested shares are subject to forfeiture. These awards are forfeited and revert to the Company in the event of employment termination, except in the case of death, disability, retirement or other specified events.

A summary of restricted stock award activity under the Plans as of June 30, 2006 and changes during the six months then ended is presented as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2006	--	$--
Granted	149,298	16.50
Vested	--	--
Forfeited	--	--
Converted	--	--

Outstanding at June 30, 2006	149,298	$16.50

The restricted stock awards vest annually from the date of grant over a period of four years. However, vesting can be accelerated in the event of a change of control of the Company as defined in the Plan. As of June 30, 2006, there was approximately $2,400 of unrecognized compensation cost related to restricted stock awards granted under the Plan. That cost is expected to be recognized over a remaining weighted-average period of 3.9 years. There were no shares that vested during the three and six months ended June 30, 2006.

4. DEFERRED REVENUE

Music — In July 2002, 4Kids Music granted a right to receive a 50% interest in the Company’s net share of the music revenues from currently existing music produced by the Company for its television programs (excluding “Pokémon”) (“Current Music Assets”) to an unaffiliated third party in an arms length transaction for $3,000. Further, the Company agreed to grant a right to receive a 50% interest in the Company’s net share of music revenues from future music to be produced by the Company for its television programs (excluding “Pokémon”) (“Future Music Assets”) to the same third party for $2,000. In consideration of the grant of Future Music Assets, the Company received $750 in June 2003, $750 in June 2004 and $500 in June 2005.

The Company has deferred all amounts received under the contract, and recognizes revenue as the Current Music Assets and Future Music Assets generate revenue over the contract term. Notwithstanding the foregoing, as of the date the Company has delivered all of the Future Music Assets required under the contract, any portion of the $5,000 that remains deferred and not recognized, will be recognized as revenue. Pursuant to the above, the Company recognized revenues of $171and $360 for the three and six months ended June 30, 2006, respectively, and $180 and $282 for the three and six months ended June 30, 2005, respectively. The Company has included $2,760 and $3,120 as deferred revenue on the accompanying consolidated balance sheets as of June 30, 2006 and December 31, 2005, respectively.

Home Video — At various dates since May 2002, 4Kids Home Video, entered into various agreements with an unaffiliated third party home video distributor (the “Video Distributor”), pursuant to which 4Kids Home Video provides ongoing advertising, marketing and promotional services with respect to certain home video titles that are owned or controlled by the Company and which are distributed by the Video Distributor. The Video Distributor has paid the Company cumulative advances of $3,920 against 4Kids Home Video’s share of the distribution and service fee proceeds to be realized by 4Kids Home Video from such titles, $75 of which were received by the Company during the six months ended June 30, 2006. Pursuant to the above, the Company recognized revenue of $44 and $70 for the three and six months ended June 30, 2006, respectively, and $41 and $44 for the three and six months ended June 30, 2005, respectively. The Company has included $466 and $461 as deferred revenue on the accompanying consolidated balance sheets as of June 30, 2006 and December 31, 2005, respectively.

Other Agreements — In addition, the Company entered into other agreements for various properties and advertising time on 4Kids TV in which the Company has received certain advances and/or minimum guarantees. As of June 30, 2006 and December 31, 2005, the unearned portion of these advances and guaranteed payments was $1,726 and $1,716, respectively, and is included in deferred revenue on the accompanying consolidated balance sheets.

5.	STOCKHOLDERS’ EQUITY

a.	Stock Purchases – In November 2005, the Board of Directors authorized the Company to purchase up to 1,000,000 shares of the Company’s common stock from time to time through December 31, 2006 in the open market or through negotiated prices. Such purchases are to be made out of the Company’s surplus. Through August 9, 2006, no purchase relating to the November 2005 1,000,000 share authorization have been made by the Company.

b.	Stock Options — Pursuant to its stock option plans, the Company granted stock options on April 25, 2005 and September 1, 2005 for approximately 650,000 and 125,000 underlying shares, respectively. The options were granted to certain employees, including officers and members of the Board of Directors, at an exercise price of $20.56 and $17.00, respectively (the average of the high and low stock price from the previous day of trading). Each of the stock option grants (i) have a five year life; (ii) is immediately vested and exercisable with respect to 50 percent of the underlying shares; and (iii) became vested and exercisable with respect to the remaining 50 percent on December 30, 2005 and December 31, 2005, respectively.

c.	Restricted Stock Awards – Pursuant to its Long-term Incentive Compensation Plan, the Company granted restricted stock awards on May 23, 2006 and June 15, 2006 for approximately 145,000 and 4,000 underlying shares, respectively. The restricted stock was granted to certain employees, including officers and members of the Board of Directors, at a grant price of $16.52 and $15.78, respectively (the average of the high and low stock price from the previous day of trading). The restricted stock awards vest annually from the date of grant over a period of four years.

11

6.	SEVERANCE AND EXIT COSTS

In connection with the termination of the Company’s media buying operations, the Company recorded charges for severance and termination benefits in the amount of approximately $460 during the six months ended June 30, 2006. The charges were attributable to the elimination of 11 positions, primarily representing sales and related support functions in addition to certain other management positions. There were no amounts attributable to the scheduled termination of employees under SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, plans whereby employees are required to provide transitional services through their termination dates.

A summary of the actions taken in 2006 for severance and other exit-costs have been recorded in net income from discontinued operations and is provided as follows:

Amount
Professional fees	$68
Severance	460

Total	$528

The following is a reconciliation of activity with respect to the liabilities for the severance and exit costs:

Amount
Balance, January 1, 2006	$--
Severance and related costs recognized	460
Cash payments	(8)
Other	68

Balance, June 30, 2006	$520

The liability for severance and exit costs will be paid in accordance with the provisions of the severance agreements and payments are expected to be completed at various times through 2006.

7. LEGAL PROCEEDINGS

On June 19, 2006, Summit Media entered into a Settlement Agreement and Mutual General Release (the “Settlement Agreement”) with The Beacon Media Group L.L.C. (“Beacon”), and various officers and employees of Beacon, collectively (the “Beacon Defendants”) to settle the lawsuit filed by Summit Media in Supreme Court, New York County, against Beacon and the Beacon Defendants. Under the terms of the Settlement Agreement, Summit Media will receive $2,000, in regularly scheduled payments through 2010, in exchange for Summit Media discontinuing the lawsuit. The present value of this settlement amount is included in net income from discontinued operations, see Note 10. As part of the Settlement Agreement, Summit will be winding down its media buying business and effective July 1, 2006, will no longer serve as a media buying agency for third parties and entered into a non-compete with Beacon.

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

8. RELATED PARTY

The Company’s Chairman and Chief Executive Officer is the founder and President of The National Law Enforcement and Firefighters Children’s Foundation (the “Foundation”). The Foundation is a not-for-profit organization dedicated to helping the children of law enforcement and firefighting personnel who have lost their lives in the line of duty. The Foundation also works with law enforcement and firefighting organizations to provide children with valuable social and life skill programs. The Company contributed approximately $20 and $50 to the foundation for the three and six months ended June 30, 2006, respectively, and $30 and $60 to the foundation for the three and six months ended June 30, 2005, respectively.

Brian Lacey has been Executive Vice President of International for the Company since July 2003. Prior to joining the Company, Mr. Lacey was the President and founder of Lacey Entertainment, a New York-based worldwide television marketing, production and distribution company (“Lacey”). Until July 2003 (when the agreement was terminated), Lacey provided consulting services to the Company under a fee-based agreement pursuant to which the Company agreed to pay Lacey a percentage of all programming sales placed by Lacey in the international marketplace as the cash payments for such programming sales were received. During the six months ended June 30, 2006, Lacey received no payments with respect to this agreement. As of June 30, 2006 and December 31, 2005, the Company has included $279 and $233, respectively, in accounts payable and accrued expenses on its accompanying consolidated balance sheets for remaining obligations due to Lacey under the former agreement.

9. COMMITMENTS AND CONTINGENCIES

a.	4Kids TV Broadcast Agreement — In January 2002, the Company entered into a multi-year agreement with Fox to lease Fox’s Saturday morning programming block which airs principally on Saturday mornings from 8am to 12pm eastern/pacific time (7am to 11am central time), and which the Company originally called the “Fox Box”. In January 2005, the Company re-branded the Fox Box as “4Kids TV.” The Company provides substantially all programming content to be broadcast on 4Kids TV and retains all of the revenue from network advertising sales for the four-hour time period. 4Kids Ad Sales, Inc., a wholly-owned subsidiary of the Company manages and accounts for the ad revenue and costs associated with 4Kids TV.

In March 2006, the multi-year agreement was extended for two broadcast years through the 2007-2008 broadcast season. As of June 30, 2006, no amounts remain to be paid for the 2005-2006 broadcast season under the original agreement. The time-buy fee for each of the 2006-2007 and 2007-2008 broadcast seasons will be $20,000 as compared to the $25,312 paid for each broadcast year during the initial term of the multi-year agreement. The fee is payable in quarterly installments of $5,000 each year beginning in October 2006. The extension also provides Fox with the option to extend the agreement through the 2008-2009 broadcast season under the same terms and conditions by providing notice to the Company no later than August 31, 2007.

The costs of 4Kids TV is capitalized and amortized over each broadcast year based on estimated advertising revenue for the related broadcast year. The Company recorded amortization expenses of $4,874 and $9,682 for the three and six months ended June 30, 2006, respectively, and $5,971 and $10,558 for the three and six months ended June 30, 2005, respectively. During the six months ended June 30, 2006, the Company paid Fox and certain Fox affiliates $6,792 attributable to the fourth years’ broadcast fees, and during calendar year 2005, the Company paid Fox and certain Fox affiliates $6,768 and $19,255 attributable to the third and fourth years’ broadcast fees, respectively. The unamortized portion of these fees of $3,716 and $6,606 are included in “Prepaid 4Kids TV broadcast fee” on the accompanying consolidated balance sheets as of June 30, 2006 and December 31, 2005, respectively.

In addition to the time-buy fee paid to Fox, the Company incurs additional costs to program the four-hour block and sell the related network advertising time. These costs include direct programming costs to acquire, adapt and deliver programming for the broadcast during the weekly four-hour block as well as additional indirect expenses of advertising sales, promotion and administration.

As of June 30, 2006, the minimum guaranteed payment obligations under the 4Kids TV Broadcast Agreement are as follows:

Year ending December 31,	Amount
2006	$5,000
2007	20,000
2008	15,000

Total	$40,000

The Company’s ability to recover the cost of its fee payable to Fox will depend on the popularity of the television programs the Company broadcasts on 4Kids TV and the general market demand and pricing of advertising time for Saturday morning children’s broadcast television. The popularity of such programs impacts audience levels and the level of the network advertising rates that the Company can charge. Additionally, the success of the merchandise licensing programs and home video sales based on such television programs broadcast on 4Kids TV is dependent on consumer acceptance of such television programs. If the Company estimates that it will be unable to generate sufficient future revenue from advertising sales, home video sales and merchandising licensing at levels to cover the cost of its contractual obligation to Fox, the Company would record a charge to earnings to reflect an expected loss on the Fox agreement in the period in which the factors negatively affecting the recoverability of the fee payable become known. The Company will be required to make certain assumptions and estimates about future events such as advertising rates and audience viewing levels in evaluating its ability to recover the cost of the 4Kids TV fee. Such estimates and assumptions are subject to market forces and factors beyond the control of the Company and are inherently subject to change. There can be no assurance that the Company will be able to recover the full cost of the 4Kids TV fee and in the event it cannot, it would record the resulting charge to earnings to reflect an expected loss on the 4Kids TV fee, which could be significant.

13

b.	Contractual Arrangements — During the normal course of business, the Company may enter into various agreements with third parties to license, acquire, distribute, broadcast, develop and/or promote properties. The terms of these agreements will vary based on the services and/or properties included within the agreement, as well as the other terms and conditions set forth therein.

10. DISCONTINUED OPERATION

In June 2006, the Company announced that it will be terminating the business of its media buying subsidiary, Summit Media, as of June 30, 2006. The results of operations for Summit Media are reported as a discontinued operation for the three and six months ended June 30, 2006 and accordingly, the accompanying consolidated financial statements have been reclassified separately to report the assets, liabilities and operating results of this business.

The following are the summarized results of discontinued operations for the media buying business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenues	$2,308	$673	$2,850	$1,655

Income before income taxes	1,322	24	1,160	344
Income taxes	666	11	584	165

Net income from discontinued operations	$656	$13	$576	$179

The Company has included approximately $1,800 in net revenues for the three and six months ended June 30, 2006 relating to the Settlement Agreement, see Note 7.

The major classes of assets and liabilities of the discontinued operation in the balance sheet are as follows:

	June 30, 2006	December 31, 2005
Accounts receivable	$318	$2,315
Prepaid expense and other current assets	1,600	1

Current assets of discontinued operation	$1,918	$2,316

Media payable	$95	$1,450
Accounts payable and accrued expenses	559	36

Current liabilities of discontinued operation	$654	$1,486

11. SEGMENT AND RELATED INFORMATION

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company’s Television and Film Production/Distribution segment recorded inter-segment revenues and the Company’s Advertising, Media and Broadcast segment recorded inter-segment charges related to the estimated acquisition costs of episodic television series for broadcast. In the opinion of management, such acquisition costs represent the estimated fair value which would have been incurred in a transaction between unaffiliated third parties on an arms length basis. All inter-segment transactions have been eliminated in consolidation.

	Licensing	Advertising Media and Broadcast	TV and Film Production/ Distribution	Total
Three Months Ended June 30,
2006:
Net revenues from external customers	$7,024	$3,429	$6,219	$16,672
Amortization of television and film cost	--	--	1,371	1,371
Amortization of 4Kids TV broadcast fee	--	4,874	--	4,874
Segment profit (loss)	1,026	(3,349)	319	(2,004)
Interest income	1,009	--	--	1,009

2005:
Net revenues from external customers	$9,362	$3,888	$5,074	$18,324
Amortization of television and film cost	--	--	1,762	1,762
Amortization of 4Kids TV broadcast fee	--	5,971	--	5,971
Segment profit (loss)	5,131	(3,764)	(308)	1,059
Interest income	728	23	2	753

Six Months Ended June 30,
2006:
Net revenues from external customers	$16,531	$7,037	$12,357	$35,925
Amortization of television and film cost	--	--	3,017	3,017
Amortization of 4Kids TV broadcast fee	--	9,682	--	9,682
Segment profit (loss)	6,308	(10,995)	5,216	529
Interest income	1,891	5	--	1,896
Segment assets	138,120	10,539	29,195	177,854

2005:
Net revenues from external customers	$18,872	$7,383	$11,353	$37,608
Amortization of television and film cost	--	--	3,845	3,845
Amortization of 4Kids TV broadcast fee	--	10,558	--	10,558
Segment profit (loss)	10,431	(6,705)	264	3,990
Interest income	1,350	48	2	1,400
Segment assets	132,984	23,934	22,834	179,752

Net revenues from external customers and segment profit from discontinued operations have been excluded from the Advertising, Media and Broadcast segment and are disclosed in Notes 6 and 10. Conversely, discontinued operations relating to segment assets have been included in segment reporting.

Additionally, through the Company’s London office and network of international subagents, which allow it to license its Properties throughout the world, the Company recognized net merchandise licensing revenues from international sources, primarily in Europe, of $2,460 and $5,177 for the three and six months ended June 30, 2006, respectively, and $2,001 and $5,148 for the three and six months ended June 30, 2005, respectively. At June 30, 2006 and 2005, net assets of the Company’s London office were $7,387 and $6,833, respectively.

************

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands of dollars unless otherwise specified)

Overview

The Company’s operating results for the three and six months ended June 30, 2006, reflect a decrease in licensing revenues from the “Teenage Mutant Ninja Turtles” and “American Kennel Club” properties, and an overall decrease in the international program sales for the “Yu-Gi-Oh!” and “Teenage Mutant Ninja Turtles” properties, partially offset by increased revenue from the production of the “Chaotic” and “Viva Piñata” properties, as compared to the same periods in 2005.

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

The Company’s licensing revenues have historically been derived primarily from the licensing of toy and game concepts. As a result, a substantial portion of the Company’s revenues and net income are subject to the seasonal variations of the toy and game industry. Typically, a majority of toy orders are shipped in the third and fourth calendar quarters resulting in increased royalties earned by the Company during such calendar quarters. The Company recognizes revenue from the sale of advertising time on 4Kids TV as more fully described in Note 2 to the Company’s consolidated financial statements. The Company’s advertising sales subsidiary, 4Kids Ad Sales, sells advertising time on 4Kids TV at higher rates in the fourth quarter due to the increased demand for commercial time by children’s advertisers during the holiday season. As a result, much of the revenues of 4Kids Ad Sales are earned in the fourth quarter when the majority of toy and video game advertising occurs. As a result of the foregoing, the Company has historically experienced greater revenues during the second half of the year than during the first half of the year.

The Company’s media buying subsidiary, Summit Media, which previously provided print and broadcast media planning and buying services for clients principally in the children’s toy and game business has terminated its operations. In connection with the closing, the media buying operations will be classified as a discontinued operation effective June 30, 2006. As further discussed in Notes 6 and 10, the consolidated financial statements have been reclassified to accommodate the reporting of this business as a discontinued operation.

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

The commercial potential of individual films and television programming varies dramatically, and is not directly correlated with production or acquisition costs. Therefore, it is difficult to predict or project the impact that individual films or television programming will have on the Company’s results of operations. However, the likelihood that the Company will report losses, particularly in the year of a television series initial release, is increased as the applicable accounting literature requires the immediate recognition of all of the production or acquisition costs (through increased amortization) in instances where it is estimated that the ultimate revenues of a film or television series will not recover those costs. Conversely, the profit from a film or television series must be deferred and recognized over the entire revenue stream generated by that film or television series. As a result, significant fluctuations in reported income or loss can occur, particularly on a quarterly basis, depending on release schedules and broadcast dates, the timing of advertising campaigns and the relative performance of individual film or television series.

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

4Kids TV Broadcast Agreement — The Company broadcasts certain of its Properties on 4Kids TV, the Saturday morning programming block that the Company leases from Fox. The cost of 4Kids TV has been and will continue to be capitalized and amortized over each broadcast year based on estimated advertising revenue. In developing future estimated revenues, the Company has made certain assumptions with regard to the anticipated popularity of the television series the Company broadcasts on 4Kids TV and the general market demand and pricing of advertising time for Saturday morning children’s broadcast television. The popularity of such series impacts audience levels and the level of the network advertising rates that the Company can charge. These estimates are based on historical trends, as well as the Company’s subjective judgment of future customer demand and acceptance of its television programming. Differences may result in the amount and timing of revenue for any period if actual performance varies from the Company’s estimates. See Note 9 of the Notes to the Company’s consolidated financial statements for additional information.

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

Recently Issued Accounting Pronouncements — Share-Based Payments – In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payments (“SFAS No. 123-R”). SFAS No. 123-R is a revision of SFAS No. 123, as amended, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. SFAS No.123-R eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS No. 123-R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123-R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method generally in accounting for all share-based payment transactions with employees.

SFAS No. 123-R is effective for fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 123-R effective January 1, 2006, using a modified prospective application. This application requires the Company to record compensation expense for all awards granted after January 1, 2006 and for the unvested portion of previously granted awards that remain outstanding as of such date. The Company’s adoption of SFAS No. 123-R did not result in the recording of compensation expense in 2006 with respect to options previously granted, since all of the Company’s outstanding options were fully vested at December 31, 2005. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial position or results of operations.

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

Accounting for Uncertainty in Income Taxes — In June 2006, FASB issued SFAS Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 Accounting for Income Taxes (“SFAS No. 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax provision taken or expected to be taken in a tax return. FIN 48 also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 will be effective for fiscal periods beginning after December 15, 2006. Earlier application of the interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the interpretation is adopted. The Company does not expect that the adoption of FIN 48 will a have a material effect on the Company’s consolidated financial position or results of operations.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenues for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30,		Six months Ended June 30,
	2006	2005	2006	2005
Net revenues	100%	100%	100%	100%

Selling, general & administrative	62%	45%	52%	44%
Production service costs	19%	11%	17%	11%
Amortization of television and film costs	8%	10%	8%	10%
Amortization of 4Kids TV broadcast fee	29%	32%	27%	28%

Total Costs and Expenses	118%	98%	104%	93%

(Loss) income from Operations	(18%)	2%	(4%)	7%

Interest income	6%	4%	5%	4%

(Loss) income before income taxes	(12%)	6%	1%	11%

(Benefit) provision for income taxes	(8%)	3%	(2%)	5%

(Loss) income from continuing operations	(4%)	3%	3%	6%

Income from discontinued operations	4%	--%	1%	--%

Net income	--%	3%	4%	6%

Three and six months ended June 30, 2006 as compared to three and six months ended June 30, 2005

Continuing Operations

Revenues

Revenues by reportable segment and for the Company as a whole were as follows:

For the three months ended June 30, 2006 and 2005

	2006	2005	$ Change	%Change
Licensing	$7,024	$9,362	$(2,338)	(25%)
Advertising Media and Broadcast	3,429	3,888	(459)	(12%)
Television and Film Production/Distribution	6,219	5,074	1,145	23%

Total	$16,672	$18,324	$(1,652)	(9%)

For the six months ended June 30, 2006 and 2005

	2006	2005	$ Change	%Change
Licensing	$16,531	$18,872	$(2,341)	(12%)
Advertising Media and Broadcast	7,037	7,383	(346)	(5%)
Television and Film Production/Distribution	12,357	11,353	1,004	9%

Total	$35,925	$37,608	$(1,683)	(4%)

The decrease in consolidated net revenues for the three and six months ended June 30, 2006 as compared to the same periods in 2005, was due to a number of factors. In the Licensing segment, decreased revenues were primarily attributable to:

(i)	reduced licensing revenues on the “American Kennel Club” and “Teenage Mutant Ninja Turtles” property domestically and “Shaman King” property internationally; partially offset by

(ii)	increased revenues attributable to the “GI Joe” property domestically, and “Winx Club” property internationally.

The “Yu-Gi-Oh!" property continues to be the largest contributor to the Company’s revenues in this business segment. The Company recorded additional revenue of approximately $2,800 for the “Yu-Gi-Oh!" property during the three and six months ended June 30, 2006, resulting from changes in the manner in which sales are calculated by a licensee for purposes of computing the amount of certain marketing fees due to the Company from such licensee. In addition, revenues for the “Teenage Mutant Ninja Turtles” property, despite lower licensing revenues along with the “Cabbage Patch” property, are also amongst the largest contributors in this segment.

In the Advertising Media and Broadcasting segment, revenues decreased for the three and six months ended June 30, 2006 when compared to the same periods in 2005 due primarily to lower network advertising revenues.

In the Television and Film Production/Distribution segment, the revenue increased for the three and six months ended June 30, 2006, when compared to the same periods in 2005 primarily resulted from:

(i)	increased domestic production service revenue from the “Viva Piñata” and “Chaotic” television series; and

(ii)	increased international broadcast sales of the “Mew Mew Power” television series; partially offset by

(iii)	decreased home video sales of the “Pokémon” movie; and

(iv)	decreased production service revenue from the “Kirby” television series.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 24% or $1,986 to $10,285 and 13%, or $2,069 to $18,562 for the three and six months ended June 30, 2006 when compared to the same periods in 2005. The increases were primarily due to severance expenses for a former officer of the Company and various other terminated employees of approximately $1,700 and the write-off of developmental software of approximately $500 during 2006.

Production Service and Capitalized Film Costs

Production service and capitalized film costs were as follows:

For the three months ended June 30, 2006 and 2005

	2006	2005	$ Change	%Change
Production Service Costs	$3,155	$1,986	$1,169	59%
Amortization of Television and Film Costs	1,371	1,762	(391)	(22%)

For the six months ended June 30, 2006 and 2005

	2006	2005	$ Change	%Change
Production Service Costs	$6,031	$4,122	$1,909	46%
Amortization of Television and Film Costs	3,017	3,845	(828)	(22%)

The significant increase in production service costs during the three and six months ended June 30, 2006, as compared to the same periods in 2005, was primarily due to increased production costs for the work performed on the “Viva Piñata” and “Chaotic” television series, partially offset by decreased costs for the “Pokémon” and “Kirby” television series. When the Company is entitled to be paid for such production costs, the Company categorizes them as production service costs and reflects a corresponding amount in revenue for the amount billed back to the property owners.

The decrease in the amortization of television and film costs is principally due to a reduction in the realized revenue on the “Teenage Mutant Ninja Turtles”, “One Piece” and “Shaman King” television series; partially offset by the increased amortization of the new “GI Joe” and “Magical Doremi” television series during 2006.

As of June 30, 2006, there were $15,027 of capitalized film production costs recorded in the Company’s consolidated balance sheet relating primarily to various stages of production on 368 episodes of animated programming. Based on management’s ultimate revenue estimates as of June 30, 2006, approximately 52% of the total completed and unamortized film and television costs are expected to be amortized during the next year, and over 90% of the total completed and unamortized film and television costs are expected to be amortized during the next three years.

4Kids TV Broadcast Fee

For the three months ended June 30, 2006 and 2005

	2006	2005	$ Change	% Change
Amortization of 4Kids TV Broadcast Fee	$4,874	$5,971	$(1,097)	(18%)

For the six months ended June 30, 2006 and 2005

	2006	2005	$ Change	% Change
Amortization of 4Kids TV Broadcast Fee	$9,682	$10,558	$ (876)	(8%)

As a result of the broadcast year (ending each year in September) being different than the Company’s fiscal year (ending each year in December), the amount of the amortization recognized from period to period will vary based upon:

(i)	the amount of advertising revenue recognized during the period; and

(ii)	the amount of advertising revenue already recognized for the broadcast year as a percentage of the total amount expected to be recognized for the full broadcast year.

Based on the decreased percentage of advertising revenue recognized by the Company during the three and six months ended June 30, 2006, as compared to the same periods in 2005 and the greater percentage of the total advertising revenues already recognized, the Company’s amortization of the 4Kids TV broadcast fee decreased $1,097 to $4,874 and $876 to $9,682 for the three and six months ended June 30, 2006, respectively, as compared to the three and six months ended June 30, 2005. Through June 30, 2006 and 2005, the Company had amortized 86% and 88%, respectively, of the 4Kids TV broadcast fee for the third and fourth broadcast years, a decrease of 2%.

In addition to advertising revenues, the operating costs of 4Kids Ad Sales, Inc. and the amortization of the 4Kids TV broadcast fee, the overall impact of 4Kids TV on the Company’s results of operations includes:

(i)	revenues generated from merchandise licensing, home videos and music publishing of 4Kids TV Properties; and

(ii)	production and acquisition costs associated with the television programs broadcast on 4Kids TV.

The ability of the Company to further develop its merchandising, and to a lesser extent, home video and music publishing revenue streams were significant components of its evaluation process which resulted in the decision to lease the 4Kids TV Saturday morning programming block.

Interest Income

Interest income increased 34%, or $256 to $1,009 and 35%, or $496 to $1,896 for the three and six months ended June 30, 2006, as compared to the same periods in 2005, primarily as a result of the increasing interest rate environment and higher average cash balances invested.

Income Tax (Benefit) Expense

Income taxes decreased 413%, or $1,823 to a benefit of $1,382 from a provision of $441 and 130%, or $2,051 to a benefit of $477 from a provision of $1,574 for the three and six months ended June 30, 2006, respectively, as compared to the same periods in 2005, due primarily to decreased income from continuing operations and a shift in the Company’s investment strategy toward tax-exempt and tax-advantaged securities during 2006.

Net Income

As a result of the above, the Company had net income for the three and six months ended June 30, 2006, of $34 and $1,582, respectively, as compared to $631 and $2,595 for the same periods in 2005.

Discontinued Operations

Effective June 30, 2006, the Company’s wholly-owned subsidiary, Summit Media, which previously provided print and broadcast media planning and buying services for clients principally in the children’s toy and game business terminated its operations. The closing of the media buying business will enable the Company to further reduce costs and focus on its core businesses. The Company intends to reallocate capital previously devoted to Summit Media to more profitable business initiatives. As a consequence of the termination of its operations, Summit Media will no longer serve as a media buying agency for third parties effective July 1, 2006.

The results of operations for Summit Media are reported as a discontinued operation for the three and six months ended June 30, 2006 and accordingly, the accompanying consolidated financial statements have been reclassified separately to report the assets, liabilities and operating results of this business.

The following are the summarized results of discontinued operations for the media buying business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net Revenues	$2,308	$673	$2,850	$1,655

Income before income taxes	1,322	24	1,160	344
Income taxes	666	11	584	165

Net income from discontinued operations	$656	$13	$576	$179

Under the terms of the Settlement Agreement, Summit Media will receive $2,000, in regularly scheduled payments through 2010, in exchange for Summit Media discontinuing the lawsuit. The Company has included approximately $1,800 in net revenues for the three and six months ended June 30, 2006 relating to this agReement. In connection with the termination the Company’s media buying operations, the Company recorded charges for severance and termination benefits in the amount of approximately $460 during the six months ended June 30, 2006. The charges were attributable to the elimination of 11 positions, primarily representing sales and related support functions in addition to certain other management positions. There were no amounts attributable to the scheduled termination of employees under SFAS 146 plans whereby employees are required to provide transitional services through their termination dates.

Liquidity and Capital Resources

Financial Position

Cash and cash equivalents and short-term investments as of June 30, 2006 and December 31, 2005 were as follows:

	2006	2005	$ Change
Cash and cash equivalents	$12,926	$35,142	($22,216)
Investments	100,600	78,383	22,217

	$113,526	$113,525	$1

During the six months ended June 30, 2006, the Company’s cash and cash equivalents and short-term investment balances remained consistent, primarily as a result of an increase in investment income and cash collections of seasonally high fourth quarter accounts receivable, substantially offset by payments made to licensors, Fox and certain affiliates for the 4Kids TV broadcast agreement.

Sources and Uses of Cash

Cash flows for the six months ended June 30, 2006 and 2005 were as follows:

Sources (Uses)	2006	2005	$ Changes
Operating Activities	$ (961)	$(7,634)	$6,673
Investing Activities	(21,989)	8,189	(30,178)
Financing Activities	240	(11,246)	11,486

Working capital, consisting of current assets less current liabilities, was $127,071 as of June 30, 2006, and $129,576 as of December 31, 2005. The decrease in cash flows used in operating activities is principally due to lower 4Kids TV broadcast fees paid to Fox, partially offset by decreased cash collections attributable to fourth quarter accounts receivable for the six months ended June 30, 2006, as compared to the same period in 2005.

As of June 30, 2006, the Company had $100,600 invested in tax-exempt and tax-advantaged auction-rate securities and short-term government obligations. The 2006 decrease in cash flows from investing activities is primarily due to the Company’s purchase of auction-rate securities as an investment strategy for its excess cash balances. During 2006, the Company purchased property and equipment of $297, which was comprised primarily of computer equipment, as compared to purchases of property and equipment of $394 in 2005. Additionally, the Company had a write-off of developmental software of approximately $500 during 2006. Funds required for the purchase of property and equipment in 2006 are expected to be similar to that of 2005.

The 2006 increase in cash flows from financing activities was primarily due to the fact that there were no treasury stock purchases during the 2006 period.

During the six months ended June 30, 2006, the Company’s cash flows from operations was negatively impacted by consumer demand for a limited number of its licensed Properties.  Due to changing trends in the toy, game and entertainment business and the difficulty in predicting the length of time a property will be commercially successful, the Company’s revenues, operating results and cash flow from operations may fluctuate significantly from year to year and present operating results that are not necessarily indicative of future performance.

Historically, the majority of the television-based Properties the Company represented were existing episodes of foreign produced programming that the Company adapted for the United States and other markets.  The Company is now seeking to increase the number of new animated television programs that the Company will be producing and which will be owned in whole or in part by the Company. The cost of producing new programs is substantially more than the cost of producing adaptations of existing animated programs. Accordingly, the production costs associated with developing original animated programming will likely result in increased capitalized film and television costs for the Company.  If a Property consisting of new animated programs produced by the Company performs at a level less than the Company’s expectations, the Company may have to amortize substantially higher production costs related to such Property over a shorter period of time. This increased amortization of the higher production costs of new animated programs produced by the Company could materially and adversely affect the Company’s financial performance. While the Company expects that the revenues associated with such newly produced programs will be sufficient to maintain its historical operating margins, there can be no assurance that such revenues will be realized.

4Kids TV Broadcast Agreement

In January 2002, the Company entered into a multi-year agreement with Fox to lease Fox’s Saturday morning programming block. In January 2005, the Company rebranded the “Fox Box” to “4Kids TV”. The Company provides substantially all programming content to be broadcast on 4Kids TV, which principally airs on Saturday mornings from 8 am to 12 pm eastern/pacific time (7 am to 11 am central time) and retains all of the revenue from network advertising sales for the four-hour time period. 4Kids Ad Sales, Inc., a wholly-owned subsidiary of the Company manages and accounts for the ad revenue and costs associated with 4Kids TV.

In March 2006, the multi-year agreement was extended for two broadcast years through the 2007-2008 broadcast season. As of June 3, 2006, no amounts remain to be paid for the 2005-2006 broadcast season under the original agreement. The time-buy fee for each of the 2006-2007 and 2007-2008 broadcast seasons will be $20,000 as compared to the $25,312 paid for each broadcast year during the initial term of the multi-year agreement. The fee is payable in quarterly installments of $5,000 each year beginning in October 2006. The extension also provides Fox with the option to extend the agreement through the 2008-2009 broadcast season under the same terms and conditions by providing notice to the Company no later than August 31, 2007.

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

Contractual Commitments

The Company’s contractual obligations and commitments are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. As of June 30, 2006, the Company’s contractual obligations and commitments have not materially changed since December 31, 2005, except for severance and other exit costs associated with discontinued operations of the Company’s media buying entity. Contractual obligations of approximately $460 will be paid out during the remainder of 2006 in conjunction with this discontinued operation.

Related Party Transactions

The Company’s Chairman and Chief Executive Officer is the founder and President of The National Law Enforcement and Firefighters Children’s Foundation (the “Foundation”). The Foundation is a not-for-profit organization dedicated to helping the children of law enforcement and firefighting personnel who have lost their lives in the line of duty. The Foundation also works with law enforcement and firefighting organizations to provide children with valuable social and life skill programs. The Company contributed approximately $20 and $50 to the foundation for the three and six months ended June 30, 2006, respectively, and $30 and $60 to the foundation for the three and six months ended June 30, 2005, respectively.

Brian Lacey has been Executive Vice President of International for the Company since July 2003. Prior to joining the Company, Mr. Lacey was the President and founder of Lacey Entertainment, a New York-based worldwide television marketing, production and distribution company (“Lacey”). Until July 2003 (when the agreement was terminated), Lacey provided consulting services to the Company under a fee-based agreement pursuant to which the Company agreed to pay Lacey a percentage of all programming sales placed by Lacey in the international marketplace as the cash payments for such programming sales were received. During the six months ended June 30, 2006, Lacey received no payments with respect to this agreement. As of June 30, 2006 and December 31, 2005, the Company has included $279 and $233, respectively, in accounts payable and accrued expenses on its accompanying consolidated balance sheets for remaining obligations due to Lacey under the former agreement.

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

24

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

We have historically derived a substantial portion of our licensing revenues from a small number of Properties which usually generate revenues only for a limited period of time. For the three and six months ended June 30, 2006, the Company derived approximately 75% of its revenues from two properties and 72% from three Properties, respectively. In addition, our control over the timing of the licensing royalty payments we receive is limited and some of these payments are based on quarterly royalty payments reported by our licensees. Our licensing revenues are also subject to the changing trends in the toy, game and entertainment industries. Consequently, our licensing revenues may be subject to dramatic increases and decreases from particular sources over time. A significant decrease in our licensing revenues could have a significant adverse effect on our financial condition and results of operations.

Revenues from our licensing segment are directly impacted by third party sales of licensed products based on our Properties.

As a merchandising agent, we grant licenses to third parties to manufacture and sell all types of merchandise based on the television series, Properties and product concepts we represent. The ability of these third parties to design, manufacture, and ultimately, market and sell this merchandise through various channels of retail trade has a direct impact on our revenues. If these third parties are not successful in obtaining adequate distribution for this merchandise at retail or if licensed products based on our Properties fail to sell at retail, the performance of certain Properties could suffer which could have a material adverse effect on our financial condition and results of operations.

Our operating margins could be adversely impacted by the mix of Properties we represent.

Historically, the majority of the television-based Properties we represented were existing episodes of foreign programming that we adapted for the United States and other markets. Our strategic focus has shifted toward Properties where we are joint copyright owners of the newly produced episodes. The investment required to produce such original animated programming is substantially in excess of the historical cost of adapting existing animated programming. Following the commercial release of a Property, its overall market acceptance and resulting revenues will directly impact our amortization of the costs incurred to develop such Property. To the extent a Property performs at a level less than our expectations, the ratio of amortization expense to revenues realized will increase. This increase will adversely impact our operating margins and results of operations.

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

A high percentage of our annual operating results have historically depended on our performance during the holiday season. Sales of our licensed toy and game concepts are seasonal and most retail sales of these products occur during the third and fourth fiscal quarters. Also, as a result of the increased demand for commercial time by children’s advertisers during the holiday season, a significant portion of the revenues generated by 4Kids Ad Sales occur during the fourth fiscal quarter. The financial results of 4Kids TV are also affected by how successful it is in attracting viewers during the holiday season. As a result of the seasonal nature of our business, we would be significantly and adversely affected by unfavorable economic conditions and other unforeseen events during the holiday season, such as a terrorist attack or a military engagement, that negatively affect the retail environment or consumer buying patterns. In addition, a failure by us to supply programming to 4Kids TV during the holiday season could have a material adverse effect on our financial condition and results of operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Securities and Exchange Act of 1934, as amended (the “Exchange Act”) Rule 13a-15(e),which is designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Exchange Act, is accumulated and communicated to management in a timely manner. At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the date of such evaluation, our disclosure controls and procedures were effective in timely alerting them to information relating to us that is required to be included in our reports filed under the Exchange Act.

Changes in Internal Control over Financial Reporting

During the first quarter of 2006, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II -OTHER INFORMATION

Item 1. Legal Proceedings

On June 19, 2006, Summit Media entered into a Settlement Agreement and Mutual General Release (the “Settlement Agreement”) with The Beacon Media Group L.L.C. (“Beacon”), and various officers and employees of Beacon, collectively (the “Beacon Defendants”) to settle the lawsuit filed by Summit Media in Supreme Court, New York County, against Beacon and the Beacon Defendants. Under the terms of the Settlement Agreement, Summit Media will receive $2,000, in regularly scheduled payments through 2010, in exchange for Summit Media discontinuing the lawsuit. The present value of this settlement amount is included in net income from discontinued operations, see Note 10. As part of the Settlement Agreement, Summit will be winding down its media buying business and effective July 1, 2006, will no longer serve as a media buying agency for third parties and entered into a non-compete with Beacon.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on June 20, 2006. The matters voted upon, including the number or votes cast for, against or withheld, as well as the number of abstentions and broker–non-votes, as to each such matter were as follows:

Proposal 1     : All six of management’s nominees for directors as listed in the Company’s 2006, proxy statement were elected with the number of votes cast for each nominee as follows:

	Shares Voted "FOR"	Shares Voted "AGAINST"	Shares "ABSTAINING"	Broker Non-Votes	Votes Withheld

Richard Block	11,117,306	N/A	N/A	N/A	1,004,118

Jay Emmett	11,117,618	N/A	N/A	N/A	1,003,806

Michael Goldstein	10,724,857	N/A	N/A	N/A	1,396,567

Alfred R. Kahn	11,974,104	N/A	N/A	N/A	147,320

Samuel R. Newborn	12,006,346	N/A	N/A	N/A	115,078

Randy O. Rissman	12,013,094	N/A	N/A	N/A	108,330

28 Proposal 2: The proposal to appoint Eisner LLP as independent auditors to audit the Company’s financial statements for the fiscal year ending December 31, 2006 was ratified by the following vote:

Shares Voted "FOR"	Shares Voted "AGAINST"	Shares "ABSTAINING"	Broker Non-Votes	Votes Withheld

12,079,899	36,436	5,089	--	--

Proposal 3: The proposal to approve the 4Kids Entertainment, Inc. Long-Term Incentive Compensation Plan was ratified by the following vote:

Shares Voted "FOR"	Shares Voted "AGAINST"	Shares "ABSTAINING"	Broker Non-Votes	Votes Withheld

6,734,873	2,591,394	806,785	1,988,372	--

Item 6. Exhibits

(a) Exhibits

10.1	General Release Agreement of Steven M. Grossman entered into as of April 6, 2006.

10.2	Settlement Agreement and Mutual General Release entered into as of June 19, 2006.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Joint Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

4KIDS ENTERTAINMENT, INC.
Dated: August 9, 2006

By: /s/ Alfred R. Kahn

         Alfred R. Kahn
   Chairman of the Board,
Chief Executive Officer and
               Director

By: /s/ Bruce R. Foster

          Bruce R. Foster
      Executive Vice President,
Treasurer, Chief Financial Officer,
Principle Accounting Officer

30