Form 10-Q
period 2006-09-30
4 KIDS ENTERTAINMENT INC
filed 2006-11-09
CIK 58592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

      At November 9, 2006, the number of shares outstanding of the Registrant’s common stock, par value $.01 per share, was 13,134,368.

4Kids Entertainment, Inc. and Subsidiaries

Table of Contents

Page #

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2006 (Unaudited) and December 31, 2005	2

	Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005 (Unaudited)	3

	Consolidated Statements of Stockholders' Equity and Comprehensive Income for the nine months ended September 30, 2006 (Unaudited) and the year ended December 31, 2005	4

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 (Unaudited)	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4.	Controls and Procedures	29

Part II—OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 6.	Exhibits	30

Signatures	31

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
(In thousands of dollars, except share data)

Assets	2006	2005
Current assets:	(Unaudited)
Cash and cash equivalents	$ 18,666	$ 35,142
Investments	97,600	78,383

Total cash and investments	116,266	113,525

Accounts receivable - net	24,699	32,193
Prepaid 4Kids TV broadcast fee, net of accumulated amortization
of $105,886 and $90,714 in 2006 and 2005, respectively	--	6,606
Prepaid income taxes	4,135	2,312
Prepaid expenses and other current assets	4,838	1,683
Current assets from discontinued operations	1,667	2,316
Deferred income taxes	610	466

Total current assets	152,215	159,101

Property and equipment - net	2,057	2,853

Other assets:
Accounts receivable - noncurrent, net	528	891
Film and television costs - net	16,103	12,208
Deferred income taxes - noncurrent	1,024	1,971
Other assets - net	7,685	6,914

Total assets	$179,612	$183,938

Liabilities and Stockholders’ Equity

Current liabilities:
Due to licensors	$ 6,839	$ 13,503
Accounts payable and accrued expenses	10,750	9,239
Current liabilities from discontinued operations	150	1,486
Deferred revenue	4,975	5,297

Total current liabilities	22,714	29,525

Deferred rent	835	1,016

Total liabilities	23,549	30,541

Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $.01 par value - authorized, 3,000,000 shares; none issued	--	--
Common stock, $.01 par value - authorized, 40,000,000 shares;
issued, 14,884,368 and 14,826,643 shares; outstanding 13,134,368 and
13,076,643 shares in 2006 and 2005, respectively	149	148
Additional paid-in capital	62,185	61,415
Accumulated other comprehensive income	1,006	428
Retained earnings	125,972	124,655

	189,312	186,646
Less- cost of 1,750,000 treasury shares in 2006 and 2005	33,249	33,249

	156,063	153,397

Total liabilities and stockholders’ equity	$179,612	$183,938

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(In thousands of dollars, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net revenues	$17,562	$19,492	$53,487	$57,100

Costs and expenses:
Selling, general and administrative	9,278	8,117	27,840	24,610
Production service costs	3,225	2,093	9,256	6,215
Amortization of television and film costs	1,759	2,144	4,776	5,989
Amortization of 4Kids TV broadcast fee	5,490	5,104	15,172	15,662

Total costs and expenses	19,752	17,458	57,044	52,476

(Loss) income from operations	(2,190)	2,034	(3,557)	4,624

Interest income	1,114	654	3,010	2,054

(Loss) income before income taxes	(1,076)	2,688	(547)	6,678

(Benefit) provision for income taxes	(845)	890	(1,322)	2,464

(Loss) income from continuing operations	$(231)	$1,798	$775	$4,214

Loss income from discontinued operations	$(34)	$180	$542	$359

Net (loss) income	$(265)	$1,978	$1,317	$4,573

Per share amounts:
Basic (loss) earnings per common share
Continuing Operations	$(0.02)	$0.14	$0.06	$0.32
Discontinued Operations	$0.00	$0.01	$0.04	$0.03

Basic (loss) earnings per common share	$(0.02)	$0.15	$0.10	$0.35

Diluted (loss) earnings per common share
Continuing Operations	$(0.02)	$0.14	$0.06	$0.31
Discontinued Operations	$0.00	$0.01	$0.04	$0.02

Diluted (loss) earnings per common share	$(0.02)	$0.15	$0.10	$0.33

Weighted average common shares
outstanding - basic	13,100,477	13,000,418	13,089,511	13,209,094

Weighted average common shares
outstanding - diluted	13,100,477	13,424,913	13,373,422	13,651,572

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED) AND YEAR ENDED DECEMBER 31, 2005
(In thousands of dollars and shares)

	Common Shares	Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Less: Treasury Stock	Total

BALANCE, DECEMBER 31, 2004	14,411	$144	$58,068	$119,586	$ 1,124	$ (14,944)	$ 163,978
Proceeds from exercise of stock options	416	4	1,345	--	--	--	1,349
Tax benefit from exercise of stock
options	--	--	2,002	--	--	--	2,002

Acquisition of treasury stock, at cost	--	--	--	--	--	(18,305)	(18,305)
Comprehensive income:

Net income	--	--	--	5,069	--	--	5,069

Translation adjustment	--	--	--	--	(696)	--	(696)

Total comprehensive income	--	--	--	--	--	--	4,373

BALANCE, DECEMBER 31, 2005	14,827	$148	$61,415	$124,655	$428	$(33,249)	$ 153,397
Proceeds from exercise of stock options	57	1	681	--	--	--	682
Tax benefit from exercise of stock
options	--	--	89	--	--	--	89

Comprehensive income:

Net income	--	--	--	1,317	--	--	1,317

Translation adjustment	--	--	--	--	578	--	578

Total comprehensive income	--	--	--	--	--	--	1,895

BALANCE, SEPTEMBER 30, 2006	14,884	$149	$62,185	$125,972	$1,006	$(33,249)	$ 156,063

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(In thousands of dollars)

	2006	2005
Cash flows from operating activities:
Net income	$ 1,317	$ 4,573
Adjustments to reconcile net income to net cash
provided by (used in) operating activities - continuing operations:
Depreciation and amortization	779	872
Amortization of television and film costs	4,776	5,989
Amortization of 4Kids TV broadcast fee	15,172	15,662
Provision for doubtful accounts	382	15
Deferred income taxes	803	1,359
Tax benefit on exercise of stock options	--	130
Changes in operating assets and liabilities:
Accounts receivable	7,756	11,909
Film and television costs	(8,671)	(8,503)
Prepaid income taxes	(1,823)	1,135
Prepaid 4Kids TV broadcast fee	(8,566)	(22,616)

Prepaid expenses and other current assets	(3,155)	(857)
Other assets - net	(771)	(844)
Due to licensors	(6,664)	(8,930)
Accounts payable and accrued expenses	1,450	(2,211)
Deferred revenue	(322)	(1,291)
Deferred rent	(181)	82

Net cash provided by (used in) operating activities - continuing operations	2,282	(3,526)
Net cash used in operating activities - discontinued operations	(687)	(2,677)

Net cash provided by (used in) operating activities	1,595	(6,203)

Cash flows from investing activities:
Proceeds from maturities of investments	127,607	42,423
Purchase of investments	(146,824)	(45,904)
Purchase of property and equipment	(508)	(593)
Loss from disposal of property, plant and equipment	525	6

Net cash used in investing activities	(19,200)	(4,068)

Cash flows from financing activities:
Proceeds from exercise of stock options	682	441
Purchase of treasury shares	--	(16,971)
Tax benefit on exercise of stock options	89	--

Net cash provided by (used in) financing activities	771	(16,530)

Effects of exchange rate changes on cash and cash equivalents	358	(507)

Net decrease in cash and cash equivalents	(16,476)	(27,308)

Cash and cash equivalents, beginning of period	35,142	111,759

Cash and cash equivalents, end of period	$ 18,666	$ 84,451

Supplemental disclosure of cash flow information:
Cash paid during period for:
Income Taxes	$ 112	$ 169

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

4Kids Technology, Inc., a wholly-owned subsidiary, develops ideas and concepts for licensing which integrate new and existing technologies with traditional game and toy play patterns. 4Sight Licensing Solutions, Inc. (“4Sight Licensing”), a wholly-owned subsidiary, is engaged in the business of licensing properties and product concepts to adults, teens and “tweens”. 4Sight Licensing focuses on brand building through licensing.

Advertising Media and Broadcast — The Company, through a multi-year agreement with Fox Broadcasting Corporation (“Fox”), leases Fox’s Saturday morning programming block from 8am to 12pm eastern/pacific time (7am to 11am central time). In January 2005, the Company changed the name of the Saturday morning programming block from “Fox Box” to “4Kids TV”. The Company provides substantially all programming content to be broadcast on 4Kids TV. 4Kids Ad Sales, Inc. (“4Kids Ad Sales”), a wholly-owned subsidiary, retains all of the revenue from its sale of network advertising time for the four-hour time period leased from Fox.

Effective June 30, 2006, the Company’s wholly-owned subsidiary, The Summit Media Group, Inc. (“Summit Media”), which previously provided print and broadcast media planning and buying services for clients principally in the children’s toy and game business, terminated its operations. The closing of the media buying business will enable the Company to further reduce costs and focus on its core businesses. The Company has reallocated capital previously devoted to Summit Media to other business initiatives. As a consequence of the termination of its operations, Summit Media no longer serves as a media buying agency for third parties.

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

The Company’s wholly-owned subsidiary, 4Kids Entertainment Music, Inc. (“4Kids Music”), markets and manages the Company’s musical operations. 4Kids Music composes original music for incorporation into television programming produced by 4Kids Productions. 4Kids Entertainment Home Video, Inc. (“4Kids Home Video”), another wholly-owned subsidiary, distributes home videos associated with television programming produced by 4Kids Productions.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The consolidated financial statements, except for the December 31, 2005 consolidated balance sheet and the consolidated statement of stockholders’ equity and comprehensive income for the year ended December 31, 2005, are unaudited. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2006 and December 31, 2005 and the results of operations for the three and nine months ended September 30, 2006 and 2005, and stockholders’ equity and comprehensive income for the nine months ended September 30, 2006 and the year ended December 31, 2005, and cash flows for the nine months ended September 30, 2006 and 2005. Because of the inherent seasonality and changing trends of the toy, game, entertainment and advertising industries, operating results for the Company on a quarterly basis may not be indicative of operating results for the full year.

In connection with the termination of the operations of Summit Media, the media buying operations, has been classified as a discontinued operation. As further discussed in Notes 6 and 10, the consolidated financial statements have been reclassified to reflect the reporting of this business as a discontinued operation.

The consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2005, which are included in the Company’s Annual Report on Form 10-K with respect to such period that has been filed with the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. The December 31, 2005 consolidated balance sheet amounts are derived from the Company’s audited consolidated financial statements.

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

Production and adaptation costs charged to the licensor are included in net revenues and the corresponding costs are included in production service costs in the accompanying consolidated statements of income. Production service costs included in net revenues amounted to $2,875 and $8,301 for the three and nine months ended September 30, 2006, respectively, and $2,093 and $6,215 for the three and nine months ended September 30, 2005, respectively.

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

Prepaid 4Kids TV Broadcast Fee — The Company capitalized the broadcast fee paid to Fox and amortized the amount of such fee over the broadcast season based on estimated advertising revenue. During the nine months ended September 30, 2006, the Company paid Fox and certain affiliates $6,808 and $222 attributable to the fourth and fifth year’s broadcast fees, respectively, and during calendar year 2005, the Company paid Fox and certain affiliates $6,768 and $19,255 attributable to the third and fourth year’s broadcast fees, respectively. The unamortized portion of these fees of $0 and $6,606, are included in “Prepaid 4Kids TV broadcast fee” on the accompanying consolidated balance sheets as of September 30, 2006 and December 31, 2005, respectively.

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

Translation of Foreign Currency — In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, the Company classifies items of other comprehensive income by their nature in the financial statements and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet. The assets and liabilities of the Company’s foreign subsidiary, 4Kids International, have been recorded in their local currency and translated to U.S. dollars using period-end exchange rates. Income and expense items have been translated at the average rate of exchange prevailing during the period. Any adjustment resulting from translating the financial statements of the foreign subsidiary is reflected as “other comprehensive income,” net of related tax. Comprehensive (loss) income for the three and nine months ended September 30, 2006, was $(181) and $1,895, respectively, which included translation adjustments of $84 and $578 for the respective periods. Comprehensive income for the three and nine months ended September 30, 2005, was $1,893 and $4,066, respectively, which included translation adjustments of $(85) and $(507) for the respective periods.

Recently Issued Accounting Pronouncements — Share-Based Payments – In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payments (“SFAS No. 123-R”). SFAS No. 123-R is a revision of SFAS No. 123, as amended, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. SFAS No.123-R eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS No. 123-R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123-R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method generally in accounting for all share-based payment transactions with employees.

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

Accounting for Uncertainty in Income Taxes — In June 2006, the FASB issued SFAS Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS No. 109 Accounting for Income Taxes (“SFAS No. 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax provision taken or expected to be taken in a tax return. FIN 48 also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 will be effective for fiscal periods beginning after December 15, 2006. Earlier application of the interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the interpretation is adopted. The Company does not expect that the adoption of FIN 48 will a have a material effect on the Company’s consolidated financial position or results of operations.

Fair Value Measurements - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and is effective for fiscal years beginning November 15, 2007. The Company is currently evaluating the adoption of SFAS 157 and its impact on the consolidated financial position and results of operation.

3. STOCK-BASED EMPLOYEE COMPENSATION

The Company has stock-based compensation plans for employees and non-employee members of the Board of Directors. The plans provide for discretionary grants of stock options, restricted stock shares, and other stock-based awards. The plans are administered by the Compensation Committee of the Board of Directors, consisting of non-employee directors.

Effective January 1, 2006, the Company adopted SFAS No. 123-R (revised 2004), Share-Based Payments, utilizing the modified prospective method whereby prior periods are not restated for comparability. SFAS 123-R requires recognition of stock-based compensation expense in the statement of operations over the vesting period based on the fair value of the award at the grant date. Previously, the Company used the intrinsic value method under APB No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), as amended by related interpretations of the FASB. Under APB No. 25, no compensation cost was recognized for stock options because the quoted market price of the stock at the grant date was equal to the amount per share the employee had to pay to acquire the stock after fulfilling the vesting period. SFAS 123-R supersedes APB No. 25 as well as SFAS 123, Accounting for Stock-Based Compensation, which permitted pro forma footnote disclosures to report the difference between the fair value method and the intrinsic value method. For the nine months ended September 30, 2006, the Company did not grant any stock options and at January 1, 2006, all of the Company’s outstanding options were fully vested and; therefore, the adoption of this pronouncement did not have a material effect on the Company’s consolidated financial position or results of operations.

Stock Options

The following table provides the pro forma effect on net earnings as if the fair-value-based measurement method had been applied to all stock-based compensation for the three and nine months ended September 30, 2005:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income as reported	$1,978	$4,573

Deduct stock-based employee compensation
expense determined under fair value based
method for all awards, net of tax	762	2,860

Pro forma net income	$1,216	$1,713

Net income per share:
Reported
Basic	$ 0.15	$ 0.35

Diluted	$ 0.15	$ 0.33

Pro forma
Basic	$ 0.09	$ 0.13

Diluted	$ 0.09	$ 0.13

The Company issued stock option grants on April 25, 2005 and September 1, 2005 for approximately 651,000 and 125,000 underlying shares, respectively. The options were granted to certain employees, including officers and members of the Board of Directors, at an exercise price of $20.56 and $17.00, respectively (the average of the high and low stock price from the previous day of trading). Each of the stock option grants has a (i) five year life; (ii) is immediately vested and exercisable with respect to 50 percent of the underlying shares; and (iii) became vested and exercisable with respect to the remaining 50 percent on December 30, 2005 and December 31, 2005, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used for options granted in 2005 included no dividend yield for the period, expected volatility of approximately 38%, a risk-free interest rate of approximately 3.76%, and an estimated option duration of 3.6 years for 2005. The weighted average fair value of options granted in fiscal 2005 is $6.56.

The following table summarizes activity under our stock option plans for the nine months ended September 30, 2006:

	Nine Months Ended September 30, 2006
	Shares (In thousands)	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at beginning of period	2,682	$17.79
Grants	--	--
Exercised	(57)	11.80
Forfeited	(268)	18.97

Outstanding at end of period	2,357	$17.80	2.57	$5,720

Exercisable at end of period	2,357	$17.80	2.57	$5,720

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the closing price. As of September 30, 2006, we had options outstanding to purchase an aggregate of 709 shares with an exercise price below the quoted price of our stock, resulting in an aggregate intrinsic value of $5,720. During the nine months ended September 30, 2006 and 2005, the aggregate intrinsic value of options exercised under our stock option plans was $261 and $319, respectively, determined as of the date of exercise.

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

A summary of restricted stock award activity under the Plans as of September 30, 2006 and changes during the nine months then ended is presented as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2006	--	$--
Granted	149,298	16.50
Vested	--	--
Forfeited	(1,000)	16.52
Converted	--	--

Outstanding at September 30, 2006	148,298	$16.50

The restricted stock awards vest annually from the date of grant over a period of four years. However, vesting can be accelerated in the event of a change of control of the Company as defined in the Plan. As of September 30, 2006, there was approximately $2,100 of unrecognized compensation cost related to restricted stock awards granted under the Plan. That cost is expected to be recognized over a remaining weighted-average period of 3.6 years. There were no shares that vested during the three and nine months ended September 30, 2006.

4. DEFERRED REVENUE

Music — In July 2002, 4Kids Music granted a right to receive a 50% interest in the Company’s net share of the music revenues from currently existing music produced by the Company for television programs produced by the Company other than “Pokémon” (“Current Music Assets”) to an unaffiliated third party in an arms length transaction for $3,000. Further, the Company agreed to grant a right to receive a 50% interest in the Company’s net share of music revenues from future music to be produced by the Company for its television programs (excluding “Pokémon”) (“Future Music Assets”) to the same third party for $2,000. In consideration of the grant of Future Music Assets, the Company received $750 in June 2003, $750 in June 2004 and $500 in June 2005.

The Company has deferred all amounts received under the contract, and recognizes revenue as the Current Music Assets and Future Music Assets generate revenue over the contract term. Notwithstanding the foregoing, as of the date the Company has delivered all of the Future Music Assets required under the contract, any portion of the $5,000 that remains deferred and not recognized, will be recognized as revenue. Pursuant to the above, the Company recognized revenues of $125 and $485 for the three and nine months ended September 30, 2006, respectively, and $132 and $414 for the three and nine months ended September 30, 2005, respectively. The Company has included $2,635 and $3,120 as deferred revenue on the accompanying consolidated balance sheets as of September 30, 2006 and December 31, 2005, respectively.

Home Video — At various dates since May 2002, 4Kids Home Video entered into various agreements with an unaffiliated third party home video distributor (the “Video Distributor”) pursuant to which 4Kids Home Video provides ongoing advertising, marketing and promotional services with respect to certain home video titles that are owned or controlled by the Company and which are distributed by the Video Distributor. The Video Distributor has paid the Company cumulative advances of $3,920 against 4Kids Home Video’s share of the distribution and service fee proceeds to be realized by 4Kids Home Video from such titles, $75 of which were received by the Company during the nine months ended September 30, 2006. Pursuant to the above, the Company recognized revenue of $62 and $132 for the three and nine months ended September 30, 2006, respectively, and $23 and $67 for the three and nine months ended September 30, 2005, respectively. The Company has included $461 as deferred revenue on both accompanying consolidated balance sheets as of September 30, 2006 and December 31, 2005.

Other Agreements — In addition, the Company entered into other agreements for various Properties and advertising time on 4Kids TV in which the Company has received certain advances and/or minimum guarantees. As of September 30, 2006 and December 31, 2005, the unearned portion of these advances and guaranteed payments was $1,879 and $1,716, respectively, and is included in deferred revenue on the accompanying consolidated balance sheets.

5. STOCKHOLDERS’ EQUITY

a.	Stock Purchases – In November 2005, the Board of Directors authorized the Company to purchase up to 1,000,000 shares of the Company’s common stock from time to time through December 31, 2006 in the open market or through negotiated prices. Such purchases are to be made out of the Company’s surplus. Through November 9, 2006, no purchases relating to this 1,000,000 share authorization have been made by the Company.

b.	Stock Options — Pursuant to its stock option plans, the Company granted stock options on April 25, 2005 and September 1, 2005 for approximately 651,000 and 125,000 underlying shares, respectively. The options were granted to certain employees, including officers and members of the Board of Directors, at an exercise price of $20.56 and $17.00, respectively (the average of the high and low stock price from the previous day of trading). Each of the stock option grants (i) have a five year life; (ii) is immediately vested and exercisable with respect to 50 percent of the underlying shares; and (iii) became vested and exercisable with respect to the remaining 50 percent on December 30, 2005 and December 31, 2005, respectively.

c.	Restricted Stock Awards – Pursuant to its Long-term Incentive Compensation Plan, the Company granted restricted stock awards on May 23, 2006 and June 15, 2006 for approximately 145,000 and 4,000 underlying shares, respectively. The restricted stock was granted to certain employees, including officers and members of the Board of Directors, at a grant price of $16.52 and $15.78, respectively (the average of the high and low stock price from the previous day of trading). The restricted stock awards vest annually from the date of grant over a period of four years.

6. SEVERANCE AND EXIT COSTS

In connection with the termination of the Company’s media buying operations, the Company recorded charges for severance and termination benefits in the amount of approximately $333 during the nine months ended September 30, 2006. The charges were attributable to the elimination of 10 positions, primarily representing sales and related support functions in addition to certain other management positions. There were no amounts attributable to the scheduled termination of employees under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, plans whereby employees are required to provide transitional services through their termination dates.

A summary of the actions taken in 2006 for severance and other exit-costs have been recorded in (loss) income from discontinued operations and is provided as follows:

Amount
Professional fees	$51
Severance	333

Total	$384

The following is a reconciliation of activity with respect to the liabilities for the severance and exit costs:

Amount
Balance, January 1, 2006	$--
Severance and related costs recognized	333
Other	51
Cash payments	(239)

Balance, September 30, 2006	$145

The liability for severance and exit costs will be paid in accordance with the provisions of the severance agreements and payments are expected to be completed at various times through 2006.

7. LEGAL PROCEEDINGS

On June 19, 2006, Summit Media entered into a Settlement Agreement and Mutual General Release (the “Settlement Agreement”) with The Beacon Media Group L.L.C. (“Beacon”), and various officers and employees of Beacon, collectively (the “Beacon Defendants”) to settle the lawsuit filed by Summit Media in Supreme Court, New York County, against Beacon and the Beacon Defendants. Under the terms of the Settlement Agreement, Summit Media will receive $2,000, in regularly scheduled payments through 2010, in exchange for Summit Media discontinuing the lawsuit. The present value of this settlement amount is included in net income from discontinued operations, see Note 10. As part of the Settlement Agreement, Summit has discontinued its media buying business and effective July 1, 2006, no longer serves as a media buying agency for third parties.

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

8. RELATED PARTY

The Company’s Chairman and Chief Executive Officer is the founder and Chairman of The National Law Enforcement and Firefighters Children’s Foundation (the “Foundation”). The Foundation is a not-for-profit organization dedicated to helping the children of law enforcement and firefighting personnel who have lost their lives in the line of duty. The Foundation also works with law enforcement and firefighting organizations to provide children with valuable social and life skill programs. The Company contributed approximately $20 and $70 to the foundation for the three and nine months ended September 30, 2006, respectively, and $30 and $90 to the foundation for the three and nine months ended September 30, 2005, respectively.

Brian Lacey has been Executive Vice President of International for the Company since July 2003. Prior to joining the Company, Mr. Lacey was the President and founder of Lacey Entertainment, a New York-based worldwide television marketing, production and distribution company (“Lacey”). Until July 2003 (when the agreement was terminated), Lacey provided consulting services to the Company under a fee-based agreement pursuant to which the Company agreed to pay Lacey a percentage of all programming sales placed by Lacey in the international marketplace as the cash payments for such programming sales were received. During the nine months ended September 30, 2006, Lacey was paid $341 for all remaining obligations with respect to this agreement. As of September 30, 2006 and December 31, 2005, the Company has included $0 and $233, respectively, in accounts payable and accrued expenses on its accompanying consolidated balance sheets for remaining obligations due to Lacey under the former agreement.

9. COMMITMENTS AND CONTINGENCIES

a.	4Kids TV Broadcast Agreement — In January 2002, the Company entered into a multi-year agreement with Fox to lease Fox’s Saturday morning programming block which airs principally on Saturday mornings from 8am to 12pm eastern/pacific time (7am to 11am central time), and which was originally called the “Fox Box”. In January 2005, the Company re-branded the Fox Box as “4Kids TV.” The Company provides substantially all programming content to be broadcast on 4Kids TV and retains all of the revenue from network advertising sales for the four-hour time period. 4Kids Ad Sales, Inc., a wholly-owned subsidiary, manages and accounts for the ad revenue and costs associated with 4Kids TV.

In March 2006, the multi-year agreement was extended for two broadcast years through the 2007-2008 broadcast season. As of September 30, 2006, no amounts remain to be paid for the 2005-2006 broadcast season under the original agreement. The time-buy fee for each of the 2006-2007 and 2007-2008 broadcast seasons will be $20,000 as compared to the $25,312 paid for each broadcast year during the initial term of the multi-year agreement. The fee is payable in quarterly installments of $5,000 each year beginning in October 2006. The extended agreement also provides Fox with the option to further extend the agreement through the 2008-2009 broadcast season under the same terms and conditions by providing notice to the Company no later than August 31, 2007.

The costs of 4Kids TV is capitalized and amortized over each broadcast year based on estimated advertising revenue for the related broadcast year. The Company recorded amortization expenses of $5,490 and $15,172 for the three and nine months ended September 30, 2006, respectively, and $5,104 and $15,662 for the three and nine months ended September 30, 2005, respectively. During the nine months ended September 30, 2006, the Company paid Fox and certain Fox affiliates $6,808 and $222 attributable to the fourth and fifth years’ broadcast fees, respectively, and during calendar year 2005, the Company paid Fox and certain Fox affiliates $6,768 and $19,255 attributable to the third and fourth years’ broadcast fees, respectively. The unamortized portion of these fees of $0 and $6,606 are included in “Prepaid 4Kids TV broadcast fee” on the accompanying consolidated balance sheets as of September 30, 2006 and December 31, 2005, respectively.

13

In addition to the time-buy fee paid to Fox, the Company incurs additional costs to program the four-hour block and sell the related network advertising time. These costs include direct programming costs to acquire, adapt and deliver programming for the broadcast during the weekly four-hour block as well as additional indirect expenses of advertising sales, promotion and administration.

As of September 30, 2006, the minimum guaranteed payment obligations under the 4Kids TV Broadcast Agreement are as follows:

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

10. DISCONTINUED OPERATION

In June 2006, the Company announced that the business of its media buying subsidiary, Summit Media, would be terminated as of June 30, 2006. The results of operations for Summit Media are reported as a discontinued operation for the three and nine months ended September 30, 2006, and accordingly, the accompanying consolidated financial statements have been reclassified separately to report the assets, liabilities and operating results of this business.

The following are the summarized results of discontinued operations for the media buying business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net revenues	$ 12	$1,030	$2,862	$2,685

(Loss) income before income taxes	(76)	345	1,084	689
(Benefit) provision for income taxes	(42)	165	542	330

(Loss) income from discontinued operations	$(34)	$ 180	$ 542	$ 359

The Company has included approximately $1,800 in net revenues for the nine months ended September 30, 2006 relating to the Settlement Agreement, see Note 7.

The major classes of assets and liabilities of the discontinued operation in the balance sheet are as follows:

	September 30, 2006	December 31, 2005
Accounts receivable	$ 67	$2,315
Prepaid expense and other current assets	1,600	1

Current assets of discontinued operation	$1,667	$2,316

Media payable	$ --	$1,450
Accounts payable and accrued expenses	150	36

Current liabilities of discontinued operation	$ 150	$1,486

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

	Licensing	Advertising Media and Broadcast	TV and Film Production/ Distribution	Total
Three Months Ended September 30,
2006:
Net revenues from external customers	$ 6,937	$ 3,578	$ 7,047	$ 17,562
Amortization of television and film cost	--	--	1,759	1,759
Amortization of 4Kids TV broadcast fee	--	5,490	--	5,490
Segment profit (loss)	2,661	(3,910)	173	(1,076)
Interest income	1,097	17	--	1,114

2005:
Net revenues from external customers	$ 9,149	$ 4,004	$ 6,339	$ 19,492
Amortization of television and film cost	--	--	2,144	2,144
Amortization of 4Kids TV broadcast fee	--	5,104	--	5,104
Segment profit (loss)	5,087	(3,290)	891	2,688
Interest income	629	25	--	654

Nine Months Ended September 30,
2006:
Net revenues from external customers	$ 23,468	$ 10,615	$19,404	$ 53,487
Amortization of television and film cost	--	--	4,776	4,776
Amortization of 4Kids TV broadcast fee	--	15,172	--	15,172
Segment profit (loss)	8,969	(10,300)	784	(547)
Interest income	2,987	23	--	3,010
Segment assets	144,407	5,408	29,797	179,612

2005:
Net revenues from external customers	$ 28,021	$ 11,387	$17,692	$ 57,100
Amortization of television and film cost	--	--	5,989	5,989
Amortization of 4Kids TV broadcast fee	--	15,662	--	15,662
Segment profit (loss)	15,519	(9,996)	1,155	6,678
Interest income	1,979	73	2	2,054
Segment assets	129,992	20,926	26,121	177,039

Net revenues from external customers and segment profit from discontinued operations have been excluded from the Advertising, Media and Broadcast segment and are disclosed in Notes 6 and 10. Conversely, discontinued operations relating to segment assets have been included in segment reporting.

Additionally, through the Company’s London office and network of international subagents, which allow it to license its Properties throughout the world, the Company recognized net merchandise licensing revenues from international sources, primarily in Europe, of $3,803 and $8,980 for the three and nine months ended September 30, 2006, respectively, and $3,060 and $8,209 for the three and nine months ended September 30, 2005, respectively. At September 30, 2006 and 2005, net assets of the Company’s London office were $7,602 and $7,050, respectively.

_________________

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands of dollars unless otherwise specified)

Overview

The Company’s operating results for the nine months ended September 30, 2006, reflect a decrease in licensing revenues from the “Teenage Mutant Ninja Turtles”, “Yu-Gi-Oh!” and “American Kennel Club” properties, partially offset by increased revenues from the production of the “Viva Piñata” and “Chaotic” properties, as compared to the same period in 2005.

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

The Company’s media buying subsidiary, Summit Media, which previously provided print and broadcast media planning and buying services for clients principally in the children’s toy and game business has terminated its operations. In connection with the closing of Summit Media, the media buying operations have been classified as a discontinued operation. As further discussed in Notes 6 and 10, the consolidated financial statements have been reclassified to accommodate the reporting of this business as a discontinued operation.

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

Other Estimates -   The Company estimates reserves for future returns of product in the home video markets as well as provisions for uncollectible receivables. In determining the estimate of home video product sales that will be returned, the Company performs an analysis that considers historical returns, changes in customer demand and current economic trends. Based on this information, a percentage of each sale is reserved provided that the customer has the right to return unsold home video inventory. The Company estimates the amount of uncollectible receivables for licensing and advertising by monitoring delinquent accounts and estimating a reserve based on contractual terms and other customer specific issues.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company continually evaluates the policies and estimates that the Company uses to prepare its consolidated financial statements. In general, management’s estimates and assumptions are based on historical experience, known trends or events, information from third-party professionals and other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making the judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

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

Fair Value Measurements - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and is effective for fiscal years beginning November 15, 2007. The Company is currently evaluating the adoption of SFAS 157 and its impact on the consolidated financial position and results of operation.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenues for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine months Ended September 30,
	2006	2005	2006	2005
Net revenues	100%	100%	100%	100%

Selling, general & administrative	53%	41%	52%	43%
Production service costs	18%	11%	18%	11%
Amortization of television and film costs	10%	11%	9%	11%
Amortization of 4Kids TV broadcast fee	31%	26%	28%	27%

Total Costs and Expenses	112%	89%	107%	92%

(Loss) income from Operations	(12%)	11%	(7%)	8%

Interest income	6%	3%	6%	4%

(Loss) income before income taxes	(6%)	14%	(1%)	12%

(Benefit) provision for income taxes	(5%)	5%	(2%)	5%

(Loss) income from continuing operations	(1%)	9%	1%	7%

Income from discontinued operations	--%	1%	1%	1%

Net (loss) income	(1%)	10%	2%	8%

Three and nine months ended September 30, 2006 as compared to three and nine months ended September 30, 2005

Continuing Operations

Revenues

Revenues by reportable segment and for the Company as a whole were as follows:

For the three months ended September 30, 2006 and 2005

	2006	2005	$ Change	% Change
Licensing	$ 6,937	$ 9,149	$ (2,212)	(24%)
Advertising Media and Broadcast	3,578	4,004	(426)	(11%)
Television and Film Production/Distribution	7,047	6,339	708	11%

Total	$17,562	$19,492	$ (1,930)	(10%)

For the nine months ended September 30, 2006 and 2005

	2006	2005	$ Change	% Change
Licensing	$23,468	$28,021	$(4,553)	(16%)
Advertising Media and Broadcast	10,615	11,387	(772)	(7%)
Television and Film Production/Distribution	19,404	17,692	1,712	10%

Total	$53,487	$57,100	$(3,613)	(6%)

The decrease in consolidated net revenues for the three months and nine months ended September 30, 2006 as compared to the same periods in 2005, was due to a number of factors.

In the Licensing segment, decreased revenues for the three months ended September 30, 2006 were primarily attributable to:

(i)	reduced licensing revenues on the “Yu-Gi-Oh!", “Teenage Mutant Ninja Turtles” and “Cabbage Patch” properties; partially offset by
(ii)	increased revenues attributable to the “GI Joe” property domestically, and the “Teenage Mutant Ninja Turtles” and “Winx Club” properties internationally,

and decreased revenue for the nine months ended September 30, 2006 were primarily attributable to:

(i)	reduced licensing revenues on the “Teenage Mutant Ninja Turtles”, “Yu-Gi-Oh!", “American Kennel Club” and “Winx Club” properties domestically; partially offset by
(ii)	increased revenues attributable to the “GI Joe” property domestically, and the “Winx Club” property internationally.

The “Yu-Gi-Oh!” property continues to be the largest contributor to the Company’s revenues in this business segment. The Company recorded additional revenues of approximately $2,800 for the “Yu-Gi-Oh!” property during the nine months ended September 30, 2006, resulting from changes in the manner in which sales are calculated by a licensee for purposes of computing the amount of certain marketing fees due to the Company from such licensee. In addition, revenues for the “Teenage Mutant Ninja Turtles” property, despite lower licensing revenues along with the “Cabbage Patch” property, are also amongst the largest contributors in this segment.

In the Advertising Media and Broadcasting segment, revenues decreased for the three and nine months ended September 30, 2006, when compared to the same periods in 2005, resulting from lower network advertising revenues.

In the Television and Film Production/Distribution segment, the increased revenue for the three and nine months ended September 30, 2006, when compared to the same periods in 2005 primarily resulted from:

(i)	increased domestic production service revenue from the “Viva Piñata” and “Chaotic” television series; and
(ii)	increased international broadcast sales of the “Yu-Gi-Oh!” television series; partially offset by
(iii)	decreased domestic broadcast sales from the “Yu-Gi-Oh!” and “Pokémon” television series.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 14%, or $1,161, to $9,278 for the three months ended September 30, 2006, when compared to the same period in 2005. The increase was primarily attributable to:

(i)	increased bad debts, trade shows and international sales expenses;
(ii)	increased compensation costs related to the issuance of restricted stock awards; and
(iii)	increased various state taxes; partially offset by
(iv)	decreased professional fees.

Selling, general and administrative expenses increased 13%, or $3,230, to $27,840 for the nine months ended September 30, 2006, when compared to the same period in 2005. The increase was primarily attributable to:

(i)	severance expenses for a former officer of the Company and various other terminated employees of approximately $1,800;
(ii)	the write-off of developmental software totaling approximately $525;
(iii)	increased bad debts, trade shows and international sales expenses; and
(iv)	increased compensation costs related to the issuance of restricted stock awards; partially offset by
(v)	decreased professional fees.

Production Service and Capitalized Film Costs

For the three months ended September 30, 2006 and 2005

	2006	2005	$ Change	% Change
Production Service Costs	$3,225	$2,093	$ 1,132	54%
Amortization of Television and Film Costs	1,759	2,144	(385)	(18%)

For the nine months ended September 30, 2006 and 2005

	2006	2005	$ Change	% Change
Production Service Costs	$9,256	$6,215	$ 3,041	49%
Amortization of Television and Film Costs	4,776	5,989	(1,213)	(20%)

The significant increase in production service costs during the three and nine months ended September 30, 2006, as compared to the same periods in 2005, was primarily due to increased production costs for the work performed on the “Viva Piñata” and “Chaotic” television series, partially offset by decreased costs for the “Pokémon”, “Kirby” and “Teenage Mutant Ninja Turtles” television series. When the Company is entitled to be paid for such production costs, the Company categorizes them as production service costs and reflects a corresponding amount in revenue for the amount billed back to the property owners.

The decrease in the amortization of television and film costs is principally due to a reduction in the realized revenue on the “Teenage Mutant Ninja Turtles”, “One Piece” and “Shaman King” television series; partially offset by the increased amortization of the new “GI Joe”, “Magical Doremi”, and “Viva Piñata” television series during 2006.

As of September 30, 2006, there were $16,103 of capitalized film production costs recorded in the Company’s consolidated balance sheet relating primarily to various stages of production on 368 episodes of animated programming. Based on management’s ultimate revenue estimates as of September 30, 2006, approximately 41% of the total completed and unamortized film and television costs are expected to be amortized during the next year, and over 90% of the total completed and unamortized film and television costs are expected to be amortized during the next three years.

4Kids TV Broadcast Fee

For the three months ended September 30, 2006 and 2005

	2006	2005	$ Change	% Change
Amortization of 4Kids TV Broadcast Fee	$5,490	$5,104	$386	8%

For the nine months ended September 30, 2006 and 2005

	2006	2005	$ Change	%Change
Amortization of 4Kids TV Broadcast Fee	$15,172	$15,662	$(490)	(3%)

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

Based on the increased and decreased percentage of advertising revenue recognized by the Company during the three and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005 and the percentage of the total advertising revenues already recognized, the Company’s amortization of the 4Kids TV broadcast fee increased $386, to $5,490, and decreased $490, to $15,172, for the three and nine months ended September 30, 2006, respectively, as compared to same periods in 2005. Through September 30, 2006 and 2005, the Company had amortized 100% of the 4Kids TV broadcast fee for the third and fourth broadcast years.

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

Interest Income

Interest income increased 70%, or $460, to $1,114 and 47%, or $956, to $3,010 for the three and nine months ended September 30, 2006, as compared to the same periods in 2005, primarily as a result of the increasing interest rate environment and higher average cash balances invested.

Income Tax (Benefit) Expense

Income taxes decreased 195%, or $1,735, to a benefit of $845 from a provision of $890 and 154%, or $3,786 to a benefit of $1,322 from a provision of $2,464 for the three and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005, due primarily to decreased income from continuing operations and a shift in the Company’s investment strategy toward tax-exempt and tax-advantaged securities during 2006.

Net Income

As a result of the above, the Company had net (loss) income for the three and nine months ended September 30, 2006, of $(265) and $1,317, respectively, as compared to $1,978 and $4,573 for the same periods in 2005.

Discontinued Operations

Effective June 30, 2006, the Company’s wholly-owned subsidiary, The Summit Media Group, Inc. (“Summit Media”), which previously provided print and broadcast media planning and buying services for clients principally in the children’s toy and game business, terminated its operations. The closing of the media buying business will enable the Company to further reduce costs and focus on its core businesses. The Company has reallocated capital previously devoted to Summit Media to other business initiatives. As a consequence of the termination of its operations, Summit Media no longer serves as a media buying agency for third parties.

The results of operations for Summit Media are reported as a discontinued operation for the three and nine months ended September 30, 2006, and accordingly, the accompanying consolidated financial statements have been reclassified separately to report the assets, liabilities and operating results of this business.

The following are the summarized results of discontinued operations for the media buying business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net Revenues	$ 12	$1,030	$2,862	$2,685

(Loss) income before income taxes	(76)	345	1,084	689
(Benefit) provision for income taxes	(42)	165	542	330

Net (loss) income from discontinued operations	$(34)	$ 180	$ 542	$ 359

Under the terms of the Settlement Agreement, Summit Media will receive $2,000, in regularly scheduled payments through 2010, in exchange for Summit Media discontinuing the lawsuit. The Company has included approximately $1,800 in net revenues for the nine months ended September 30, 2006 relating to this agreement. In connection with the termination the Company’s media buying operations, the Company recorded charges for severance and termination benefits in the amount of approximately $333 during the nine months ended September 30, 2006. The charges were attributable to the elimination of 10 positions, primarily representing sales and related support functions in addition to certain other management positions. There were no amounts attributable to the scheduled termination of employees under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, plans whereby employees are required to provide transitional services through their termination dates.

Liquidity and Capital Resources

Financial Position

Cash and cash equivalents and short-term investments as of September 30, 2006 and December 31, 2005 were as follows:

	2006	2005	$ Change
Cash and cash equivalents	$ 18,666	$ 35,142	$(16,476)
Investments	97,600	78,383	19,217

	$116,266	$113,525	$ 2,741

During the nine months ended September 30, 2006, the Company’s cash and cash equivalents and short-term investment balances remained consistent, primarily as a result of an increase in investment income and cash collections of seasonally high fourth quarter accounts receivable, substantially offset by payments made to licensors, Fox and certain affiliates for the 4Kids TV broadcast agreement.

Sources and Uses of Cash

Cash flows for the nine months ended September 30, 2006 and 2005 were as follows:

Sources (Uses)	2006	2005	$ Changes
Operating Activities	$ 1,595	$(6,203)	$ 7,798
Investing Activities	(19,200)	(4,068)	(15,132)
Financing Activities	771	(16,530)	17,301

Working capital, consisting of current assets less current liabilities, was $129,501 as of September 30, 2006, and $129,576 as of December 31, 2005. The decrease in cash flows used in operating activities is principally due to lower 4Kids TV broadcast fees paid to Fox, partially offset by decreased cash collections attributable to fourth quarter accounts receivable for the nine months ended September 30, 2006, as compared to the same period in 2005.

As of September 30, 2006, the Company had $97,600 invested in tax-exempt and tax-advantaged auction-rate securities and short-term government obligations. The 2006 decrease in cash flows from investing activities is primarily due to the Company’s purchase of auction-rate securities as an investment strategy for its excess cash balances. During 2006, the Company purchased property and equipment of $508, which was comprised primarily of computer equipment, as compared to purchases of property and equipment of $593 in 2005. Additionally, the Company had a write-off of developmental software of approximately $525 during 2006. Funds required for the purchase of property and equipment in 2006 are expected to be similar to that of 2005.

The 2006 increase in cash flows from financing activities was primarily due to the fact that there were no treasury stock purchases during the 2006 period.

During the nine months ended September 30, 2006, the Company’s cash flows from operations were negatively impacted by reduced consumer demand for licensed products featuring Properties represented by the Company.  Due to changing trends in the toy, game and entertainment business and the difficulty in predicting the length of time a property will be commercially successful, the Company’s revenues, operating results and cash flow from operations may fluctuate significantly from year to year and present operating results that are not necessarily indicative of future performance.

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

4Kids TV Broadcast Agreement

In January 2002, the Company entered into a multi-year agreement with Fox to lease Fox’s Saturday morning programming block. In January 2005, the Company rebranded the “Fox Box” to “4Kids TV”. The Company provides substantially all programming content to be broadcast on 4Kids TV, which principally airs on Saturday mornings from 8 am to 12 pm eastern/pacific time (7 am to 11 am central time) and retains all of the revenue from network advertising sales for the four-hour time period. 4Kids Ad Sales, Inc., a wholly-owned subsidiary, manages and accounts for the ad revenue and costs associated with 4Kids TV.

In March 2006, the multi-year agreement was extended for two broadcast years through the 2007-2008 broadcast season. As of September 30, 2006, no amounts remain to be paid for the 2005-2006 broadcast season under the original agreement. The time-buy fee for each of the 2006-2007 and 2007-2008 broadcast seasons will be $20,000 as compared to the $25,312 paid for each broadcast year during the initial term of the multi-year agreement. The fee is payable in quarterly installments of $5,000 each year beginning in October 2006. The extended agreement also provides Fox with the option to further extend the agreement through the 2008-2009 broadcast season under the same terms and conditions by providing notice to the Company no later than August 31, 2007.

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

Contractual Commitments

The Company’s contractual obligations and commitments are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. As of September 30, 2006, the Company’s contractual obligations and commitments have not materially changed since December 31, 2005, except for severance and other exit costs associated with discontinued operations of the Company’s media buying entity. Contractual obligations of approximately $125 will be paid out during the remainder of 2006 in conjunction with this discontinued operation.

Related Party Transactions

The Company’s Chairman and Chief Executive Officer is the founder and Chairman of The National Law Enforcement and Firefighters Children’s Foundation (the “Foundation”). The Foundation is a not-for-profit organization dedicated to helping the children of law enforcement and firefighting personnel who have lost their lives in the line of duty. The Foundation also works with law enforcement and firefighting organizations to provide children with valuable social and life skill programs. The Company contributed approximately $20 and $70 to the foundation for the three and nine months ended September 30, 2006, respectively, and $30 and $90 to the foundation for the three and nine months ended September 30, 2005, respectively.

Brian Lacey has been Executive Vice President of International for the Company since July 2003. Prior to joining the Company, Mr. Lacey was the President and founder of Lacey Entertainment, a New York-based worldwide television marketing, production and distribution company (“Lacey”). Until July 2003 (when the agreement was terminated), Lacey provided consulting services to the Company under a fee-based agreement pursuant to which the Company agreed to pay Lacey a percentage of all programming sales placed by Lacey in the international marketplace as the cash payments for such programming sales were received. During the nine months ended September 30, 2006, Lacey was paid $341 for all remaining obligations with respect to this agreement. As of September 30, 2006 and December 31, 2005, the Company has included $0 and $233, respectively, in accounts payable and accrued expenses on its accompanying consolidated balance sheets for remaining obligations due to Lacey under the former agreement.

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

The changing entertainment preferences of consumers could adversely affect our business.

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

We have historically derived a substantial portion of our licensing revenues from a small number of Properties which usually generate revenues only for a limited period of time. For the three and nine months ended September 30, 2006, the Company derived approximately 56% of its revenues from two Properties and 79% from three Properties, respectively. In addition, our control over the timing of the licensing royalty payments we receive is limited and some of these payments are based on quarterly royalty payments reported by our licensees. Our licensing revenues are also subject to the changing trends in the toy, game and entertainment industries. Consequently, our licensing revenues may be subject to dramatic increases and decreases from particular sources over time. A significant decrease in our licensing revenues could have a significant adverse effect on our financial condition and results of operations.

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

Advertising Media and Broadcast. Our Advertising Media and Broadcast segment also operates in a highly competitive marketplace against companies with substantially greater resources and distribution networks than we have. Our ability to derive advertising revenue from the sale of commercial time on 4Kids TV depends, in substantial part, on the popularity of the television shows that we broadcast on 4Kids TV. We also face significant competition from other television broadcasters and cable networks, including competition from a successful television program that we previously produced (i.e., “Pokémon”), which is broadcast on Saturday mornings on a competing network.

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

We rely on a combination of copyright, trademark, patent and other proprietary rights laws to protect the intellectual property rights that we own or license. It is possible that third parties may challenge our rights to such intellectual property. In addition, there is a risk of third parties infringing upon our or our licensors’ intellectual property rights and producing counterfeit products. These events may result in lost revenue as well as litigation, which may be expensive and time-consuming, even if a favorable outcome is obtained. There can be no assurance that there are adequate remedies for any infringement. Any such failure to successfully protect our intellectual property rights may have a material adverse effect on our competitive position.

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

The success of our business is dependant on our employees who are involved with our domestic and international operations. Any labor dispute may adversely affect one or more of our business segments through increased costs of operating such segment or disruption of the operations of such segment which could adversely affect our results of operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Securities and Exchange Act of 1934, as amended (the “Exchange Act”) Rule 13a-15(e),which is designed to provide reasonable assurance that information which is required to be disclosed in our reports filed pursuant to the Exchange Act, is accumulated and communicated to management in a timely manner. At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the date of such evaluation, our disclosure controls and procedures were effective in timely alerting them to information relating to us that is required to be included in our reports filed under the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2006, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 9, 2006

By: /s/ Alfred R. Kahn

         Alfred R. Kahn
   Chairman of the Board,
Chief Executive Officer and
               Director

By: /s/ Bruce R. Foster

          Bruce R. Foster
      Executive Vice President,
Treasurer, Chief Financial Officer,
Principal Accounting Officer

31