Form 10-K
period 2006-12-31
4 KIDS ENTERTAINMENT INC
filed 2007-03-16
CIK 58592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2006
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on June 30, 2006 as reported on the New York Stock Exchange Market, was approximately $165,919,968. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value (Title of Class)	13,183,218 (No. of Shares Outstanding at March 15, 2007)

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2007 are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORM 10-K REPORT INDEX

PART I

Throughout this Annual Report on Form 10-K, we “incorporate by reference” certain information in parts of other documents filed with the Securities and Exchange Commission (the “SEC”). The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information.

This Annual Report on Form 10-K, including the sections titled “Item 1A.Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements that relate to future events or our future financial performance. We may also make written and oral forward-looking statements in our Securities and Exchange Commission (“SEC”) filings and otherwise. We have tried, where possible, to identify such statements by using words such as “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “project,” “plan” and similar expressions in connection with any discussion of future operating or financial performance. Any forward-looking statements are and will be based upon our then-current expectations, estimates and assumptions regarding future events and are applicable only as of the dates of such statements. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements. Such risks and uncertainties include those described in “Item 1A. Risk Factors” below as well as other factors. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1. Business

General Development and Narrative Description of Business — 4Kids Entertainment, Inc., together with the subsidiaries through which the Company’s businesses are conducted (the “Company”), is a diversified entertainment and media company specializing in the youth oriented market with operations in the following business segments: (i) Licensing; (ii) Advertising Media and Broadcast; (iii) Television and Film Production/Distribution; and (iv) Trading Card and Game Distribution. The Company was organized as a New York corporation in 1970.

Licensing — The Licensing business segment consists of the results of operations of the following wholly-owned subsidiaries of the Company: 4Kids Entertainment Licensing, Inc. (“4Kids Licensing”); 4Sight Licensing Solutions, Inc. (“4Sight Licensing”); 4Kids Entertainment International, Ltd. (“4Kids International”); and 4Kids Technology, Inc. (“4Kids Technology”). 4Kids Licensing is engaged in the business of licensing the merchandising rights to popular children’s television series, properties and product concepts (individually the “Property” or collectively the “Properties”). 4Kids Licensing typically acts as exclusive merchandising agent in connection with the grant to third parties of licenses to manufacture and sell all types of merchandise, including toys, video games, trading cards, apparel, housewares, footwear, books and other published materials, based on such Properties. 4Sight Licensing is engaged in the business of licensing properties and product concepts to adults, teens and “tweens”. 4Sight Licensing focuses on brand building through licensing. 4Kids International based in London, manages the Properties represented by the Company in the United Kingdom and European marketplaces. 4Kids Technology develops ideas and concepts for licensing which integrate new and existing technologies with traditional game and toy play patterns.

The Licensing segment accounted for approximately 44%, 47% and 50% of consolidated net revenues for the years ended December 31, 2006, 2005 and 2004, respectively. The “Yu-Gi-Oh!” and “Teenage Mutant Ninja Turtles” Properties continue to be the two largest contributors in this business segment.

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

The Advertising Media and Broadcast segment accounted for 23%, 23% and 20% of consolidated net revenues for the years ended December 31, 2006, 2005 and 2004, respectively.

Television and Film Production/Distribution — The Television and Film Production/Distribution business segment consists of the results of operations of the following wholly-owned subsidiaries of the Company: 4Kids Productions, Inc. (“4Kids Productions”); 4Kids Entertainment Music, Inc. (“4Kids Music”); and 4Kids Entertainment Home Video, Inc. (“4Kids Home Video”). 4Kids Productions produces and adapts animated and live-action television programs and theatrical motion pictures for distribution to the domestic and international television, home video and theatrical markets. 4Kids Music composes original music for incorporation into television programming produced by 4Kids Productions and markets and manages such music. 4Kids Home Video distributes home videos associated with television programming produced by 4Kids Productions. The Television and Film Production/Distribution segment accounted for 33%, 30% and 30% of consolidated net revenues for the years ended December 31, 2006, 2005 and 2004, respectively.

Trading Card and Game Distribution — Through its wholly-owned subsidiary, 4Kids Digital Games, Inc., (“4Kids Digital”), the Company owns 53% of TC Digital Games LLC, a Delaware limited liability company (“TC Digital”), that will produce, market and distribute the “Chaotic” trading card game. On December 11, 2006, 4Kids Digital and Chaotic USA Digital Games LLC (“CUSA LLC”), a wholly owned subsidiary of Chaotic USA Entertainment Group, Inc. (“CUSA”) entered into the TC Digital operating agreement (“TCD Agreement”) which contains terms and conditions governing the operations of TC Digital. Under the TCD Agreement, 4Kids Digital and CUSA are each entitled to elect two managers to TC Digital’s Management Committee with 4Kids Digital having the right to break any dead-locks.

Through its wholly-owned subsidiary, 4Kids Websites, Inc., the Company owns 50% of TC Websites LLC, a Delaware limited liability company (“TC Websites”), that will own and operate www.chaoticgame.com, the companion website for the “Chaotic” trading card game. 4Kids Websites purchased its 50% membership interest in TC Websites from CUSA on December 11, 2006. Under the terms of TC Websites operating agreement (“TCW Agreement”), 4Kids Websites and CUSA are each entitled to elect two managers to TC Websites’ Management Committee, with 4Kids Websites having the right to break any dead-lock relating to advertising and marketing issues and CUSA having the right to break any dead-lock relating to operational matters.

TC Digital and TC Websites are the exclusive licensees of patents covering the uploading of coded trading cards to a website where online game play and community activities occur. The Company believes that its ownership interests in TC Digital and TC Websites represent a potentially significant addition to its business strategy. These two businesses should enable the Company to offer traditional trading card game play with an online digital play experience. In addition, it is anticipated that TC Digital and TC Websites will diversify their product lines and will ultimately distribute and sell, and create websites for, other trading card games. The Trading Card and Game Distribution segment accounted for no revenues for the year ended December 31, 2006.

Certain of the Company’s executive officers have interests in CUSA, CUSA LLC and certain other entities in which TC Digital and TC Websites have engaged in transactions since their formation. Information regarding these relationships can be found in Note 17 of the Notes to the Company’s consolidated financial statements.

Financial Information About Industry Segments — Financial information regarding industry segments can be found in Note 18 of the Notes to the Company’s consolidated financial statements.

Dependence on a Few Sources of Revenues — The Company typically derives a substantial portion of its revenues from a small number of Properties, which usually generate revenues for only a limited period of time. The Company’s revenues are highly subject to changing trends in the toy, game and entertainment businesses, causing dramatic increases and decreases from year to year due to the popularity of particular Properties. It is not possible to accurately predict the length of time that a Property will be commercially successful and/or if a Property will be commercially successful at all. Due to these factors, the Company must continually seek new properties from which it can derive revenues. In addition, the Company also does not control the timing of the release of products by licensees which can affect both the amount of licensing revenues earned and the periods during which such revenues are recognized.

Two Properties, “Yu-Gi-Oh!” and “Teenage Mutant Ninja Turtles” represented 37% of consolidated net revenues for fiscal 2006. One licensee, Konami Corporation, represented 15% of consolidated net revenues for fiscal 2006. For more information on Revenues/Major Customers, please see Note 9 of the Notes to the Company’s consolidated financial statements.

Trademarks and Copyrights — Except as provided below, the Company generally does not own any trademarks or copyrights in Properties which the Company represents as a merchandising agent. The trademarks and copyrights are typically owned by the creators of the Properties or by other entities, which may have expended substantial amounts of resources in developing or promoting the Properties.

The Company owns the copyrights and trademarks to “Charlie Chan” and the “WMAC Masters” live action television series. The Company is also a joint copyright holder of the “Cubix” CGI television series and the episodes of the “Teenage Mutant Ninja Turtles” and “Chaotic” animated television series produced by 4Kids Productions.

The Company is also a joint copyright holder of the new “Chaotic” trading card artwork for the “Chaotic” trading card game, scheduled to be released to the comic and hobby store distribution channel in Spring 2007. The Company also jointly owns the copyright to the “Chaotic” trading card game as it relates to revisions to the original “Chaotic” trading card game previously sold in Denmark.  The Company, through its 50% ownership interest in TC Websites, jointly owns the intellectual property rights to the website engine and related proprietary software which enables “Chaotic” website visitors to play the “Chaotic” trading card game online at www.chaoticgame.com.

Seasonal Aspects — A substantial portion of the Company’s revenues and net income are subject to the seasonal and trend variations of the toy and game industry. Typically, a majority of toy orders are shipped in the third and fourth calendar quarters. Historically, the Company’s net revenues from toy and game royalties during the second half of the year have generally been greater than during the first half of the year. Additionally, advertising revenues derived from the sale of commercial time on 4Kids TV is generally higher in the fourth quarter due to higher advertising rates derived from children’s advertisers for advertising during the holiday season.

Competition — The Company’s principal competitors in the area of merchandise licensing are the large media companies (e.g., Disney, Time Warner and Nickelodeon, which is owned by Viacom) with consumer products/merchandise licensing divisions, toy companies, other licensing companies, and numerous individuals who act as merchandising agents. There are also many independent product development firms with which the Company competes. Many of these companies have substantially greater resources than the Company and represent properties which have been commercially successful for longer periods than the Properties represented by the Company. The Company believes it would be relatively easy for a potential competitor to enter its market in light of the relatively small investment required to commence operations as a merchandising agent.

The Company’s Advertising Media and Broadcast segment also operates in a highly competitive marketplace against large media companies (e.g., Disney, Time Warner, CBS, NBC and Nickelodeon, which is owned by Viacom) with substantially greater resources and distribution networks than the Company. The Company’s ability to derive advertising revenue from the sale of commercial time on 4Kids TV depends, in substantial part, on the popularity of the television shows that the Company broadcasts on 4Kids TV. The Company also faces significant competition from other television broadcasters and cable networks, which also broadcast childrens’ television shows on Saturday mornings.

The Company’s Television and Film Production/Distribution segment competes with all forms of entertainment directed at children. There are a significant number of companies that produce and/or broadcast television programming and distribute theatrical motion pictures and home videos for the children’s audience. The Company also competes with these companies to obtain creative talent to write, adapt, score, provide voice-overs and produce the television programs and theatrical motion pictures marketed by the Company and its subsidiaries.

The Company’s Trading Card and Game Distribution segment will also be operating in a highly competitive market against strong competition such as: (i)Wizards of the Coast which is owned by Hasbro and distributes the popular “Magic the Gathering” trading card game; (ii) Upper Deck, a company that distributes “Yu-Gi-Oh!” trading cards and sports cards; (iii) Topps, a company that distributes sports cards; and (iv) Nintendo of America and Pokémon USA, Inc., the companies that distribute the “Pokémon” trading card game. The “Chaotic” website which is part of the Company’s Trading Card and Game Distribution segment will also be competing with popular online multiplayer game websites such as “World of Warcraft”, the website run by Blizzard Entertainment, a subsidiary of Vivendi.

Employees — As of March 15, 2007, the Company had a total of 209 full-time employees in its domestic and international operations. Of the total, 95 employees were primarily rendering services for the Licensing segment, 28 were primarily rendering services for the Advertising Media and Broadcasting segment, 81 were primarily rendering services for the Television and Film Production/Distribution segment and 5 were primarily rendering services for the Trading Card and Game Distribution segment. The Company also hires additional employees on a program-by-program basis whose compensation is typically allocated to the capitalized cost of the related programming.

Available Information — The Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and the Proxy Statement for its Annual Meeting of Stockholders are made available, free of charge, through its website, http://www.4kidsentertainment.com, as soon as reasonably practicable after such reports have been filed with or furnished to the Securities and Exchange Commission (the “SEC”). In addition, you may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site, www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Executive Officers of the Company

Name	Age	Employed By Registrant Since	Recent Position(s) Held As Of March 15, 2007
Alfred R. Kahn	60	1987	Chairman of the Board of Directors and Chief Executive Officer (since 1991)

Bruce R. Foster	47	2002	Executive Vice President and Chief Financial Officer (since 2005); Senior Vice President of Finance (2002 to 2005)

Norman Grossfeld	43	1994	President of 4Kids Productions, Inc.

Samuel R. Newborn	52	2000	Executive Vice President and General Counsel

Brian Lacey	56	2003	Executive Vice President, International

Daniel Barnathan	52	2002	President of 4Kids Ad Sales, Inc.

Bryan Gannon	49	2006	Chief Executive Officer of TC Digital Games LLC and TC Websites LLC

John Milito	33	2006	Executive Vice President of TC Digital Games LLC and TC Websites LLC

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

Our business and operating results depend upon the appeal of our Properties, product concepts and programming to consumers. Consumer’s entertainment preferences, as well as industry trends and demands are continuously changing and are difficult to predict as they vary over time. In addition, as entertainment properties often have short life cycles, there can be no assurances that:

(i)	our current Properties, product concepts or programming will continue to be popular for any significant period of time;

(ii)	new Properties, product concepts or programming we represent or produce will achieve and or sustain popularity in the marketplace;

(iii)	a Property’s life cycle will be sufficient to permit us to recover revenues in excess of the costs of advance payments, guarantees, development, marketing, royalties and other costs relating to such Property; or

(iv)	we will successfully anticipate, identify and react to consumer preferences.

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

We have historically derived a substantial portion of our licensing revenues from a small number of Properties which usually generate revenues only for a limited period of time. For the year ended December 31, 2006, we derived approximately 50% of our licensing revenues from two Properties. Our licensing revenues are also subject to the changing trends in the toy, game and entertainment industries. Consequently, our licensing revenues may be subject to dramatic increases and decreases from particular sources over time. In addition, we do not control the timing of the release of products by licensees which can affect both the amount of licensing revenues earned and the periods during which such revenues are recognized. A significant decrease in our licensing revenues could have a significant adverse impact on our financial condition and results of operations.

Revenues from our Licensing segment are directly impacted by the amount of retail shelf space dedicated to our Properties.

As an exclusive merchandising agent, we grant licenses to third parties to manufacture and sell all types of merchandise based on the Properties that we represent. The ability of these third parties to design, manufacture, and ultimately market and sell this merchandise through various distribution channels has a direct impact on our revenues. If these third parties are not successful in obtaining adequate shelf space for this merchandise at retail, the performance of certain Properties could suffer which could have a material adverse impact on our financial condition and results of operations.

Our operating margins could be adversely impacted by the mix of Properties we represent.

Historically, the majority of the television episodes produced by our production studio were English language dubbed versions of previously produced foreign language programming. We were able to license television broadcast rights, home video rights and merchandising rights to such foreign language programming for rights fees that were substantially below the cost of producing original programming. Over the past several years, we have begun shifting our strategic focus toward the production of more original animated programming in an effort to obtain a higher percentage of revenue from the series and build the value of our programming library. The investment required to produce original animated programming is substantially greater than our historical cost of dubbing and adapting existing foreign language animated programming. Our production of original programming funded in whole or in part by us will result in a substantial increase in capitalized film costs that will be amortized based on overall market acceptance and projected revenues. To the extent that a Property performs at a level lower than our expectations, the ratio of amortization expense will increase and may adversely impact our operating margins and results of operations. If our original programming is not successful, we may be required to write down millions of dollars of capitalized film costs associated with the unsuccessful series, which will have a material adverse impact on our financial condition and results of operations.

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

A high percentage of our annual operating results have historically depended on our performance during the holiday season. Sales of our licensed toy and game concepts are seasonal and most retail sales of these products occur during the third and fourth fiscal quarters. Also, as a result of the increased demand for commercial time by children’s advertisers during the holiday season, a significant portion of the revenues generated by 4Kids Ad Sales occur during the fourth fiscal quarter. The financial results of 4Kids TV are also affected by how successful it is in attracting viewers during the holiday season. As a result of the seasonal nature of our business, we would be significantly and adversely affected by unfavorable economic conditions and other unforeseen events during the holiday season, such as a terrorist attack or a military engagement, that negatively affect the retail environment or consumer buying patterns. In addition, a failure by us to supply programming to 4Kids TV during the holiday season could have a material adverse impact on our financial condition and results of operations.

We operate in a highly competitive marketplace.

Licensing.     Our principal competitors in the area of merchandise licensing are the large media companies (e.g., Disney, Time Warner and Nickelodeon, which is owned by Viacom) with consumer products/merchandise licensing divisions, toy companies, other licensing companies, and numerous individuals who act as merchandising agents. There are also many independent product development firms with which we compete. Many of these companies have substantially greater resources than we do and represent properties which have been commercially successful for longer periods than our Properties. We believe that it would be relatively easy for a potential competitor to enter into this market in light of the relatively small investment required to commence operations as a merchandising agent.

Advertising Media and Broadcast. Our Advertising Media and Broadcast segment also operates in a highly competitive marketplace against large media companies (e.g., Disney, Time Warner, CBS, NBC and Nickelodeon, which is owned by Viacom) with substantially greater resources and distribution networks than we have. Our ability to derive advertising revenue from the sale of commercial time on 4Kids TV depends, in substantial part, on the popularity of the television shows that we broadcast on 4Kids TV. We also face significant competition from other television broadcasters and cable networks, which also broadcast children’s television shows on Saturday mornings. Broadcast television for children has been losing popularity over the last few years to the children’s cable television channels such as Nickelodeon, Cartoon Network and the Disney Channel. In addition, the popularity of the internet, video on demand, digital video recording of programming and other trends have caused a fragmentation of the audience. Both of these trends have resulted in lower advertising revenues from our sale of our advertising time on 4Kids TV. This reduction of advertising revenues would adversely affect our business and the results of operations.

Our agreement with Fox for 4Kids TV is set to expire at the end of the 2007-2008 broadcast season. There can be no assurance that Fox will renew the agreement or that we will be able to negotiate an extension of the term of the agreement with Fox. If we were unable to extend the term of the agreement and were not able to secure substitute broadcast time for the broadcast of the programming produced by us for the 2008-2009 broadcast season and beyond, many of our Properties may not be able to get the regular television exposure that we believe is necessary to sustain the popularity of such Properties. Consequently, a lack of regular television exposure could adversely affect our business and results of operations.

Television and Film Production/Distribution. Our Television and Film Production/Distribution segment competes with all forms of entertainment directed at children. There are a significant number of companies that produce and/or broadcast television programming and distribute theatrical motion pictures and home videos for the children’s audience. We also compete with these companies to obtain creative talent to write, adapt, score, provide voice-overs and produce the television programs and theatrical motion pictures marketed by us.

Trading Card and Game Distribution. Our Trading Card and Game Distribution segment will also be operating in a highly competitive market against strong competition such as: (i)Wizards of the Coast which is owned by Hasbro and distributes the popular “Magic the Gathering” trading card game; (ii) Upper Deck, a company that distributes “Yu-Gi-Oh!” trading cards and sports cards; (iii) Topps, a company that distributes sports cards; and (iv) Nintendo of America and Pokémon USA, Inc., the companies that distribute the “Pokémon” trading card game. The “Chaotic” website which is part of our Trading Card and Game Distribution segment will also be competing with popular online multiplayer game websites such as “World of Warcraft”, the website run by Blizzard Entertainment, a subsidiary of Vivendi.

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

Our Trading Card and Game Distribution segment presents certain risks.

Our trading card business is a new business and has no operating history. We expect to invest between approximately $10 and $20 million in TC Digital and TC Websites in the aggregate. Neither of these companies has any operating history and both will be operating in a highly competitive trading card marketplace. TC Digital will initially distribute one product, the “Chaotic” trading card game. If the “Chaotic” trading card game is not successful, we will incur substantial losses, including possibly the loss of our entire investment in TC Digital and TC Websites.

We expect to distribute the “Chaotic” trading card game to the comic book and hobby store distribution channels beginning in the Spring of 2007. Additionally, we expect to distribute the “Chaotic” trading card game to mass market distribution channels beginning in the Fall of 2007. If the trading card game is not successful in the comic book and hobby store distribution channels, it is possible that we will not receive substantial orders from the mass market distribution channel. If such events were to occur, it is likely that our investment in TC Digital and TC Websites would be significantly impaired which would adversely impact our business and results of operations.

TC Digital is in the process of seeking and hiring staff with experience in the trading card industry. It is possible that TC Digital will be unable to hire experienced employees in a timely manner which may result in delays in the distribution of the “Chaotic” trading card game to market. Any such delays may result in our inability to fulfill orders and properly market the “Chaotic” trading card game. These delays could adversely impact our business and results of operations.

Card production delays or shortfalls and card inventory risk. Raw materials required for production of the Company’s products are generally available. However, the unavailability of certain raw materials or a significant increase in their cost could have a material adverse affect on our future plans and operating results. Our production of cards to meet anticipated retailer demand could cause an inventory surplus and result in markdowns and increased inventory carrying costs for us on even our most successful products. Additionally, if we underestimate demand for our products, we may be unable to provide adequate supplies of popular products to retailers in a timely fashion, and may consequently lose sales opportunities.

There may be issues with the functionality of the “Chaotic” website. Each “Chaotic” trading card will have a unique code which will enable the “Chaotic” card collector to enter or upload the “Chaotic” trading card codes to the companion website, www.chaoticgame.com. It is expected that the “Chaotic” website will enable each “Chaotic” card collector to battle online using the “Chaotic” cards that have been uploaded to the card collector’s online account. The “Chaotic” website is in the final stages of development but has not yet been completed or fully tested. There can be no assurance that the “Chaotic” website will be completed and fully operational in a timely manner or that the website will operate properly. If the “Chaotic” website were not to be fully operational when the trading card game is released or if the website were not to operate properly after the website goes “live”, the success of the trading card game would be adversely affected. Such circumstances could significantly impair our investment in TC Digital and TC Websites and could require that we invest additional amounts in TC Websites in order to complete the “Chaotic” trading game companion website.

Advertising revenues from the “Chaotic” website may be less than anticipated. We do not expect that visitors to the “Chaotic” website will be charged a fee for playing the “Chaotic” trading card game online. It is anticipated that the website will be supported by advertising revenues. There can be no assurance that advertising revenues will be sufficient to support the costs expected to be incurred in the operation of the website and in the periodic upgrades of the website. If advertising revenues are not sufficient to cover the costs of operating the website, the losses incurred by TC Websites may significantly impair our investment in TC Websites and adversely impact our business and the results of operations.

Dependence on limited number of customers and distributors.  We expect our Trading Card and Game Distribution segment to be dependent on several large customers, certain of which are serviced by a single distributor. The loss of any of these customers or distributors could materially adversely affect our future plans and results in this segment.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth, with respect to properties leased (none are owned) by the Company at December 31, 2006, the location of the property, the date on which the lease expires and the use which the Company makes of such facilities:

Address	Expiration of Lease	Use	Approximate Square Feet
1414 Avenue of the Americas New York, New York	September 30, 2010	Executive, Marketing, Sales and Administrative	29,000

53 West 23rd Street New York, New York	June 30, 2007	Production Facilities	25,000

1st Floor Mutual House 70 Conduit Street London, England	June 23, 2009	International Sales Office	2,400

The executive, marketing, sales and administrative offices are utilized by the Licensing, Advertising Media and Broadcast and Trading Card and Game Distribution segments. The international sales office is utilized primarily by the Licensing Segment. The production facility is utilized by the Television and Film Production/Distribution segment. On February 1, 2007, the Company signed a lease expiring on July 31, 2009 for 23,500 sq. ft. of office space in San Diego, California, which is primarily utilized by the Trading Card and Game Distribution segment. The Company considers that, in general, its physical properties are well maintained, in good operating condition and adequate for its purposes.

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

Item 4. Submission of Matters to a Vote of Security Holders

During the Company’s fiscal quarterly period ended December 31, 2006, there were no matters submitted to a vote of security holders.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

    (a)        Market Information — The Company’s Common Stock is listed for trading on the New York Stock Exchange under the symbol “KDE”. The following table indicates high and low sales quotations for the periods indicated based upon information supplied by the New York Stock Exchange.

2006	Low	High
First Quarter	$15.60	$17.90
Second Quarter	15.07	17.55
Third Quarter	14.09	17.29
Fourth Quarter	16.19	19.65

2005	Low	High
First Quarter	$17.50	$23.00
Second Quarter	18.45	22.48
Third Quarter	16.00	20.73
Fourth Quarter	15.46	17.75

    (b)        Holders – The number of holders of record of the Company’s Common Stock on March 15, 2007 was 7,992.

    (c)        Dividends — There were no dividends or other distributions made by the Company during 2006 or 2005. Future dividend policies will be determined by the Board of Directors based on the Company’s earnings, financial condition, capital requirements and other existing conditions. It is anticipated that cash dividends will not be paid to the holders of the Company’s Common Stock in the foreseeable future.

    (d)        Equity Compensation Plan Information — Information regarding the Company’s equity compensation plans is incorporated by reference to Item 12 in Part III of this Form 10-K.

    (e)        Performance Graph — The following graph compares the cumulative total shareholders return of our common stock with the cumulative return of the Standard & Poor’s Small Cap 600 Index (“S&P 600”), the Russell 2000 Index (“Russell 2000”) and a group of companies, consisting of The Walt Disney Company, Time Warner, Inc., World Wrestling Entertainment, Inc., Marvel Entertainment, Inc. and Mattel, Inc. (“Peer Group”) for the period beginning December 31, 2001 and ending December 31, 2006. The graph assumes that $100 was invested on December 31, 2001, and that any dividends were reinvested.

		December 31,
	2001	2002	2003	2004	2005	2006
4Kids	$100.00	$110.23	$129.91	$104.94	$ 78.33	$ 90.96
S&P 600	$100.00	$ 84.68	$116.47	$141.61	$151.03	$172.28
Russell 2000	$100.00	$ 79.52	$117.09	$138.55	$144.86	$171.47
Peer Group	$100.00	$ 75.71	$118.73	$115.11	$102.60	$143.01

    (f)        Purchases of Equity Securities by the Issuer — In November 2005, the Board of Directors authorized the Company to purchase up to 1,000,000 shares of the Company’s common stock from time to time through December 31, 2006 in the open market or through negotiated prices. Such purchases were to have been made out of the Company’s surplus. No purchases of shares were made in 2006 under this authorization.

Item 6. Selected Consolidated Financial Data (in thousands of dollars, except per share data)

Our selected consolidated financial data presented below has been derived from our audited consolidated financial statements and should be read in conjunction with the related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Year Ended December 31,
	2006	2005	2004	2003	2002
Net revenues	$71,781	$80,607	$99,189	$98,194	$49,225

Selling, general, and
administrative expenses	39,155	33,835	33,437	30,933	23,270
Production service costs	11,259	8,851	10,029	7,819	3,375
Amortization of television and
film costs	8,041	9,790	9,639	10,549	4,911
Amortization of 4Kids TV
broadcast fee	22,462	26,408	27,859	27,003	9,444

Total costs and expenses	80,917	78,884	80,964	76,304	41,000

(Loss) income from operations	(9,136)	1,723	18,225	21,890	8,225

Interest income	4,143	2,834	1,469	1,112	1,656
Gain on sale of investment
in equity securities	--	234	--	--	--

Total other income	4,143	3,068	1,469	1,112	1,656

(Loss) income before income taxes	(4,993)	4,791	19,694	23,002	9,881

(Benefit from) provision
for income taxes	(3,506)	1,762	7,907	9,172	3,945
Loss from unconsolidated
operations - net of a tax
benefit of $218	(280)	--	--	--	--
Minority interest - net
of tax of $30	39	--	--	--	--

(Loss) income from
continuing operations	(1,728)	3,029	11,787	13,830	5,936

Income from discontinued
Operations	722	2,040	943	969	1,054

Net (loss) income	$(1,006)	$5,069	$12,730	$14,799	$6,990

Per share amounts:
Basic (loss) earnings per common share
Continuing operations	$(0.13)	$0.23	$0.86	$1.04	$0.47
Discontinued operations	0.05	0.16	0.07	0.07	0.08

Basic (loss) earnings
per common share	$(0.08)	$0.39	$0.93	$1.11	$0.55

Diluted (loss) earnings per common share
Continuing operations	$(0.13)	$0.22	$0.82	$0.98	$0.43
Discontinued operations	0.05	0.15	0.07	0.07	0.08

Diluted (loss) earnings
per common share	$(0.08)	$0.37	$0.89	$1.05	$0.51

Weighted average common
shares outstanding - basic	13,104,051	13,115,687	13,683,756	13,292,852	12,653,102

Weighted average common
shares outstanding - diluted	13,104,051	13,536,830	14,335,343	14,156,291	13,726,642

11

		Year Ended December 31,
	2006	2005	2004	2003	2002
Other Operating Data:
Cash flow (used in) provided by:
Operating activities	$(1,057)	$ 3,242	$ 21,639	$ 23,800	$(23,622)
Investing activities	(18,047)	(62,207)	7,198	(14,405)	(4,251)
Financing activities	1,445	(16,956)	(12,645)	6,408	2,068

December 31,	2006	2005	2004	2003	2002
Total assets	$181,395	$183,938	$205,015	$193,280	$162,839
Working capital	126,460	129,576	139,377	137,929	114,298
Stockholders' equity	154,737	153,397	163,978	160,487	132,671

The Company did not declare or pay any cash dividends during the five-year period ended December 31, 2006.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
             (In thousands of dollars unless otherwise specified)

The following is a discussion and analysis of our financial position and results of operations for each of the three years in the period ended December 31, 2006. This commentary should be read in conjunction with our consolidated financial statements and the notes thereto which begin on page F-1 under “Item 8. Financial Statements and Supplementary Data”.

Overview

The Company’s operating results for the year ended December 31, 2006 reflect an overall decrease in licensing revenues from the Properties and lower network advertising revenues as compared to the year ended December 31, 2005. The decline in licensing revenues for the “Teenage Mutant Ninja Turtles”, “Yu-Gi-Oh!” and “American Kennel Club” properties, were partially offset by revenues from the new “Viva Piñata” property, as compared to the same period in 2005. The 2006 results were also negatively impacted by increased selling, general and administrative expenses associated with the operations of the business partially offset by decreased amortization costs related to the 4Kids TV broadcast fee and amortization costs related to television and film costs.

General

The Company receives revenues from the following three of its business segments: (i) Licensing; (ii) Advertising, Media and Broadcasting; and (iii) Television and Film Production/Distribution, and expects to receive revenue in the future from the Trading Card and Game Distribution business segment. The Company typically derives a substantial portion of its licensing revenues from a small number of Properties, which usually generate revenues for only a limited period of time. The Company’s revenues are highly subject to changing trends in the toy, game and entertainment businesses, causing dramatic increases and decreases from year to year due to the popularity of particular Properties. It is not possible to accurately predict the length of time a property will be commercially successful and/or if a property will be commercially successful at all. Popularity of properties can vary from months to years. As a result, the Company’s revenues from particular Properties may fluctuate significantly between comparable periods.

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

The Company’s media buying subsidiary, Summit Media, which previously provided print and broadcast media planning and buying services for clients principally in the children’s toy and game business, terminated its operations effective June 30, 2006. In connection with the closing of Summit Media, the media buying operations have been classified as a discontinued operation. As further discussed in Notes 8 and 16, the consolidated financial statements have been reclassified to accommodate the reporting of this business as a discontinued operation.

Critical Accounting Policies

The Company’s accounting policies are fully described in Note 2 of the Notes to the Company’s consolidated financial statements. Below is a summary of the critical accounting policies, among others, that management believes involve significant judgments and estimates used in the preparation of its consolidated financial statements.

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

Revenue Recognition — The Company’s revenue recognition policies for its four business segments are appropriate to the circumstances of each segment’s business. See Note 2 of the Notes to the Company’s consolidated financial statements for a discussion of these revenue recognition policies.

4Kids TV Broadcast Agreement — The Company broadcasts certain of its Properties on 4Kids TV, the Saturday morning programming block that the Company leases from Fox. The cost of 4Kids TV has been and will continue to be capitalized and amortized over each broadcast year based on estimated advertising revenue. In developing future estimated revenues, the Company has made certain assumptions with regard to the anticipated popularity of the television series that the Company broadcasts on 4Kids TV and the general market demand and pricing of advertising time for Saturday morning children’s broadcast television. The popularity of such series impacts audience levels and the level of the network advertising rates that the Company can charge. These estimates are based on historical trends, as well as the Company’s subjective judgment of future customer demand and acceptance of its television programming. Differences may result in the amount and timing of revenue for any period if actual performance varies from the Company’s estimates. See Note 13 of the Notes to the Company’s consolidated financial statements for additional information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company continually evaluates the policies and estimates that it uses to prepare its consolidated financial statements. In general, management’s estimates and assumptions are based on historical experience, known trends or events, information from third-party professionals and other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making the judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

Recently Issued Accounting Pronouncements – Share-Based Payments – In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payments (“SFAS No. 123-R”). SFAS No. 123-R is a revision of SFAS No. 123, as amended, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. SFAS No.123-R eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS No. 123-R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123-R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method generally in accounting for all share-based payment transactions with employees.

SFAS No. 123-R is effective for fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 123-R effective January 1, 2006, using a modified prospective application. This application requires the Company to record compensation expense for all awards granted after January 1, 2006 and for the unvested portion of previously granted awards that remain outstanding as of such date. The Company’s adoption of SFAS No. 123-R did not result in the recording of compensation expense in 2006 with respect to options previously granted since all of the Company’s outstanding options were fully vested at December 31, 2005. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial position or results of operations.

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

Accounting for Uncertainty in Income Taxes — In June 2006, the FASB issued SFAS Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS No. 109 Accounting for Income Taxes (“SFAS No. 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax provision taken or expected to be taken in a tax return. FIN 48 also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 is effective for fiscal periods beginning after December 15, 2006. The Company does not expect that the adoption of FIN 48 will a have a material effect on its consolidated financial position or results of operations.

Fair Value Measurements – In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines “fair value”, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and is effective for fiscal years beginning November 15, 2007. The Company is currently evaluating the impact the adoption of SFAS 157 will have on its consolidated financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). This bulletin expresses the SEC’s views regarding the process of quantifying financial statement misstatements. The interpretations in this bulletin were issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. The Company adopted the provisions of SAB No. 108 for the year ended December 31, 2006. The adoption had no impact on the Company’s consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB No. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires that the funded status of defined benefit postretirement plans be recognized on companies’ balance sheets and that changes in the funded status be reflected in comprehensive income, effective for fiscal years ending after December 15, 2006. SFAS 158 also requires companies to measure the funded status of each such plan as of the date of its fiscal year-end, effective for fiscal years ending after December 15, 2008. Since the Company does not currently have a defined benefit postretirement plan, the adoption of SFAS 158 will not have any impact on its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS 159 will have on its consolidated financial position and results of operations.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenues for the three years ended December 31, 2006, 2005 and 2004.

	2006	2005	2004
Net revenues	100%	100%	100%

Selling, general & administrative	55%	42%	34%
Production service costs	16%	11%	10%
Amortization of television and film costs	11%	12%	10%
Amortization of 4Kids TV broadcast fee	31%	33%	28%

Total costs and expenses	113%	98%	82%

(Loss) income from operations	(13)%	2%	18%

Interest income	6%	4%	2%
Gain on sale of investment in equity securities	--%	--%	--%

Total other income	6%	4%	2%

(Loss) income before income taxes	(7)%	6%	20%

(Benefit from) provision for income taxes	(5)%	2%	8%

Loss from unconsolidated operations - net of tax	--%	--%	--%

Minority interest - net of tax	--%	--%	--%

(Loss) income from continuing operations	(2)%	4%	12%
Income from discontinued operations	1%	2%	1%

Net (loss) income	(1)%	6%	13%

Year Ended December 31, 2006 as compared to Year Ended December 31, 2005

Revenues

Revenues for the years ended December 31, 2006 and 2005, by reportable segment and for the Company as a whole, were as follows:

	2006	2005	$ Change	% Change
Licensing	$31,677	$37,616	$(5,939)	(16)%
Advertising Media & Broadcast	16,153	18,660	(2,507)	(13)
Television and Film Production/Distribution	23,951	24,331	(380)	(2)
Trading Card and Game Distribution	--	--	--	--

Total	$71,781	$80,607	$(8,826)	(11)%

The decrease in consolidated net revenues for 2006, as compared to 2005, was due to a number of factors. In the Licensing segment, decreased revenues were primarily attributable to:

(i)	reduced licensing revenues on the “Teenage Mutant Ninja Turtles”, “Yu-Gi-Oh!", “American Kennel Club” and “Winx Club” properties domestically; partially offset by
(ii)	increased revenues attributable to the “Viva Piñata” property domestically, and the “Winx Club” property internationally.

The “Yu-Gi-Oh!” property continues to be the largest contributor to the Company’s revenues in this business segment. The Company recorded revenues of approximately $2,800 for the “Yu-Gi-Oh!” property during the year ended December 31, 2006, resulting from changes in the manner in which sales are calculated by a licensee for purposes of computing the amount of certain marketing fees due to the Company from such licensee. In addition, revenues for the “Teenage Mutant Ninja Turtles” property, despite lower licensing revenues as compared to 2005, along with the “Cabbage Patch” property, are also amongst the largest contributors in this segment.

In the Advertising Media and Broadcast segment, the decrease in revenues for 2006, as compared to 2005 was due to reduced revenues from the sale of network advertising time on 4Kids TV caused by an overall decrease in the 4Kids TV ratings.

In the Television and Film Production/Distribution segment, the revenue decline for 2006, as compared to 2005 primarily resulted from:

(i)	decreased domestic broadcast sales from the “Pokémon”, “Yu-Gi-Oh!", “Teenage Mutant Ninja Turtles” and “One Piece” television series; partially offset by
(ii)	increased production service revenue from the “Viva Piñata” and “Chaotic” television series; and
(iii)	increased international broadcast sales of the “Yu-Gi-Oh!” television series.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 16%, or $5,320 to $39,155 for the year ended December 31, 2006, when compared to 2005. The increase was primarily due to the following:

(i)	severance expenses for certain former employees of approximately $1,800;
(ii)	increased international sales expenses and trade shows expenses totaling $946;
(iii)	increased bad debt expense of $448;
(iv)	the write-off of developmental software totaling approximately $525;
(v)	increased compensation costs resulting from the issuance of restricted stock awards of $346; and
(vi)	increased various state taxes of $384; partially offset by
(vii)	decreased professional fees of approximately $890.

Production Service and Capitalized Film Costs

	2006	2005	$ Change	% Change
Production Service Costs	$11,259	$8,851	$ 2,408	27%
Amortization of Television and Film Costs	8,041	9,790	(1,749)	(18)%

The significant increase in production service costs during the year ended December 31, 2006, as compared to the same period in 2005, was primarily due to increased production costs for the work performed on the “Viva Piñata” and “Chaotic” television series, partially offset by decreased costs for the “Pokémon” and “Teenage Mutant Ninja Turtles” television series. When the Company is entitled to be paid for such production costs, the Company categorizes them as production service costs and reflects a corresponding amount in revenue for the amount billed back to the property owners.

The decrease in the amortization of television and film costs is principally due to a reduction in the realized revenue on the “Teenage Mutant Ninja Turtles”, “One Piece” and “Mew Mew Power” television series; partially offset by the increased amortization of “Viva Piñata” and “Funky Cops” television series during 2006.

As of December 31, 2006, there were $14,827 of capitalized film production costs in the Company’s consolidated balance sheet relating primarily to various stages of production on 282 episodes of animated programming. Based on management’s ultimate revenue estimates as of December 31, 2006, approximately 49% of the total completed and unamortized film and television costs are expected to be amortized during the next year, and over 90% of the total completed and unamortized film and television costs are expected to be amortized during the next three years.

4Kids TV Broadcast Fee

	2006	2005	$ Change	% Change
Amortization of 4Kids TV Broadcast Fee	$22,462	$26,408	$(3,946)	(15)%

As a result of the broadcast year (ending each year in September) being different than the Company’s fiscal year (ending each year in December), the amount of the amortization of the broadcast fee recognized from period to period will vary based upon: (i) the amount of advertising revenue recognized during the period; and (ii) the amount of advertising revenue already recognized for the broadcast year as a percentage of the total amount expected to be recognized for the full broadcast year. The Company’s amortization of the 4Kids TV broadcast fee decreased by $3,946 from $26,408 in 2005 to $22,462 in 2006 in conjunction with the decreased fee for the 2006-2007 broadcast season of approximately $5,312, as well as lower advertising revenues recognized by the Company for the year ended December 31, 2006.

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

The ability of the Company to further develop its merchandising and, to a lesser extent, home video and music publishing revenue streams were significant components of its evaluation process which resulted in the initial decision to lease the 4Kids TV Saturday morning programming block and to extend the lease through the 2007-2008 broadcast season, as described in Note 13 under “4Kids TV Broadcast Agreement” of the Notes to the Company’s consolidated financial statements.

Interest Income

Interest income increased 46%, or $1,309 to $4,143 for the year ended December 31, 2006, as compared to 2005, as a result of the increasing interest rate environment and higher average cash balances invested.

(Benefit from) Income Tax Expense

Income tax expense decreased 299%, or $5,268 to a benefit from income taxes of $3,506 from a provision for income taxes of $1,762 for the year ended December 31, 2006, as compared to 2005. This decrease is primarily due to decreased income from continuing operations and a shift in the Company’s investment strategy towards tax exempt and tax advantaged securities during 2006. The Company’s effective tax rate was a benefit from income taxes of 70% for 2006 and provision for income taxes of 37% for 2005.

Net (Loss) Income

As a result of the above, the Company had a net loss for the year ended December 31, 2006 of $1,006, as compared to net income in 2005 of $5,069.

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

The results of operations for Summit Media are reported as a discontinued operation for the years ended December 31, 2006 and 2005, and accordingly, the accompanying consolidated financial statements have been reclassified separately to report the assets, liabilities and operating results of this business.

The following are the summarized results of discontinued operations for the media buying business for the years ended December 31, 2006 and 2005:

	2006	2005
Net Revenues	$2,852	$6,055

Income before income taxes	1,181	3,454
Provision for income taxes	459	1,414

Net income from discontinued operations	$ 722	$2,040

Under the terms of the Settlement Agreement entered into by Summit Media with The Beacon Media Group LLC (“Beacon”), Sheldon Hirsch, Tom Horner and Paul Caldera (the “Beacon Defendants”) on June 19, 2006, relating to the lawsuit filed by Summit Media in Supreme Court, New York County against Beacon and the Beacon Defendants, Summit Media will receive $2,000, in regularly scheduled payments through 2010, in exchange for Summit Media’s discontinuation of the lawsuit. As of December 31, 2006, the Company had received $200 of the scheduled payments related to the lawsuit. The Company has included approximately $1,800 in net revenues for the year ended December 31, 2006, relating to this agreement. In connection with the termination of the Company’s media buying operations, the Company recorded charges for severance and termination benefits in the amount of approximately $333 during the year ended December 31, 2006. The charges were attributable to the elimination of ten positions, primarily representing sales and related support functions in addition to certain other management positions.

Year Ended December 31, 2005 as compared to Year Ended December 31, 2004

Revenues

Revenues for the years ended December 31, 2005 and 2004, by reportable segment and for the Company as a whole, were as follows, but excludes the Trading Card and Game Distribution segment which was not in existence until 2006:

	2005	2004	$ Change	% Change
Licensing	$37,616	$49,903	$(12,287)	(25)%
Advertising Media & Broadcast	18,660	19,996	(1,336)	(7)%
Television and Film Production/Distribution	24,331	29,290	(4,959)	(17)%

Total	$80,607	$99,189	$(18,582)	(19)%

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

In the Advertising Media and Broadcast segment, the decrease in revenues for 2005, as compared to 2004 was due to reduced revenues from the sale of network advertising time on 4Kids TV.

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
19

(iv)	increased domestic and international broadcast sales from the “One Piece” television series.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 1%, or $398 to $33,835 for the year ended December 31, 2005, when compared to 2004. The increase was primarily due to the following:

(i)	increased advertising and promotional costs to support the re-branding of the Fox Box to 4Kids TV and for the September 2005 launch of the new broadcast year; partially offset by
(ii)	decreased accounting and consulting fees incurred by the Company to comply with Section 404 of Sarbanes-Oxley.

Production Service and Capitalized Film Costs

	2005	2004	$ Change	% Change
Production Service Costs	$8,851	$10,029	$(1,178)	(12)%
Amortization of Television and Film Costs	9,790	9,639	151	2%

The decrease in production service costs for 2005, as compared to 2004, was primarily due to lower production costs associated with the “Yu-Gi-Oh!” movie, which was completed during 2004, and lower production costs attributable to the “Teenage Mutant Ninja Turtles” television series resulting from the production of fewer episodes in 2005. These decreases were partially offset by increased production costs for the work performed on producing the “One Piece” and “Chaotic” television series. When the Company is entitled to be paid for such production costs, the Company categorizes them as production service costs and reflects a corresponding amount in revenue for the amount billed back to the Property owners.

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

4Kids TV Broadcast Fee

	2005	2004	$ Change	% Change
Amortization of 4Kids TV Broadcast Fee	$26,408	$27,859	$(1,451)	(5)%

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

Income Tax Expense

Income tax expense decreased 78%, or $6,145, to $1,762 for the year ended December 31, 2005, as compared to 2004, due to decreased income before income taxes. The Company’s effective tax rate remained relatively consistent at approximately 37% and 40% for 2005 and 2004, respectively.

Net Income

As a result of the above, the Company had net income for the year ended December 31, 2005 of $5,069, as compared to net income in 2004 of $12,730.

Discontinued Operations

The following are the summarized results of discontinued operations for the Summit Media business for the years ended December 31, 2005 and 2004:

	2005	2004
Net Revenues	$6,055	$4,117

Income before income taxes	3,454	1,628
Provision for income taxes	1,414	685

Net income from discontinued operations	$2,040	$ 943

Liquidity and Capital Resources

Financial Position

	2006	2005	$ Change
Cash and cash equivalents	$ 18,066	$ 35,142	$(17,076)
Investments	92,910	78,383	14,527

	$110,976	$ 113,525	$(2,549)

During 2006, the Company’s cash and cash equivalents and short-term investment balances decreased by $2,549 to $110,976, primarily as a result of payments made to purchase a 50% membership interest in TC Websites LLC, partially offset by an increase in investment income.

Sources and Uses of Cash

Cash flows for the three years ended December 31, 2006, 2005 and 2004 were as follows:

				$ Changes
Sources	2006	2005	2004	2006-2005	2005-2004
Operating Activities	$(1,057)	$ 3,242	$ 21,639	$(4,299)	$(18,397)
Investing Activities	(18,047)	(62,207)	7,198	44,160	(69,405)
Financing Activities	1,445	(16,956)	(12,645)	18,401	(4,311)

Working capital, consisting of current assets less current liabilities, was $126,460 as of December 31, 2006 and $129,576 as of December 31, 2005. The reduction in cash flows between 2006 and 2005 from operating activities was principally due to lower net income and decreased amortization of television and film costs partially offset by lower 4Kids TV broadcast fees paid to Fox.

As of December 31, 2006, the Company had $92,910 invested in auction-rate securities and short-term government obligations. The increase in cash flows between 2006 and 2005 from investing activities is primarily due to the Company’s proceeds from the maturity of auction-rate securities that were purchased as an investment. This increase was partially offset by the Company’s purchase of a 50% membership interest in TC Websites.

The 2006 increase in cash flows from financing activities was primarily due to the fact that there were no treasury stock purchases during the 2006 period.

During 2006, the Company’s cash flow from operations was impacted by consumer demand for a limited number of its licensed Properties.  While the Company strives to further diversify its revenue streams, management remains cognizant of changing trends in the toy, game and entertainment business and the difficulty in predicting the length of time a property will be commercially successful.  As a result, the Company’s revenues, operating results and cash flow from operations may fluctuate significantly from year to year and present operating results are not necessarily indicative of future performance.

Historically, the majority of the television-based Properties that the Company represented were existing episodes of foreign programming that were adapted for the United States and other markets. The Company’s strategic focus has shifted toward Properties like “Chaotic” and “Teenage Mutant Ninja Turtles”, where the Company is a joint copyright owner of the episodes. Therefore, it is the Company’s intention to allocate a larger portion of its capital resources to the production costs associated with developing original animated programming resulting in increased capitalized film and television costs. Following the commercial release of a Property, its overall market acceptance and resulting revenues will directly impact the Company’s amortization of these capitalized film and television costs. To the extent a Property performs at a level less than the Company’s expectations, the ratio of amortization expense to revenues realized will increase. While the Company expects that the revenues associated with such Properties will be sufficient to maintain its historical operating margins, there can be no assurance that the marketing plans designed to achieve those revenues can be executed in a manner to achieve its objectives.

4Kids TV Broadcast Agreement

In January 2002, the Company entered into a multi-year agreement with Fox to lease Fox’s Saturday morning programming block. In December 2004, the Company rebranded the “Fox Box” to “4Kids TV”. The Company provides substantially all programming content to be broadcast on 4Kids TV, which airs on Saturday mornings from 8am to 12pm eastern/pacific time (7am to 11am central time) and retains all of the revenue from network advertising sales for the four-hour time period. 4Kids Ad Sales, Inc., a wholly-owned subsidiary of the Company manages and accounts for the ad revenue and costs associated with 4Kids TV.

In March 2006, the multi-year agreement was extended for two broadcast years through the 2007-2008 broadcast season. As of December 31, 2006, $15,000 remains to be paid for the 2006-2007 broadcast season under the amended agreement. The broadcast fee for each of the 2006-2007 and 2007-2008 broadcast seasons will be $20,000, as compared to the $25,312 paid for each broadcast year during the initial term of the multi-year agreement. The fee is payable in quarterly installments of $5,000 each year beginning in October 2006. The extension also provides Fox with the option to extend the agreement through the 2008-2009 broadcast season on the same terms and conditions by providing notice to the Company no later than August 31, 2007.

In addition to the broadcast fee paid to Fox, the Company will incur additional costs to program the four-hour block and sell the related network advertising time. These costs will include direct programming costs to acquire, adapt and deliver programming for the broadcast during the weekly four-hour block as well as additional indirect expenses of advertising sales, promotion and administration.

Contractual Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments for goods and services. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of December 31, 2006 and the impact that such obligations are expected to have on the Company’s liquidity and cash flows in future periods. The Company expects to fund these commitments primarily with operating cash flows generated in the normal course of business.

Year Ending December 31,	4Kids TV Broadcast Agreement	Operating Leases
2007	$20,000	$2,264
2008	15,000	1,422
2009	--	1,257
2010	--	825

Total	$35,000	$5,768

The Company’s contractual obligations and commitments are detailed in the Company’s consolidated financial statements, for additional information see Note 13.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2006, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

• Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

• Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on this assessment, management believes that, as of December 31, 2006, our internal control over financial reporting was effective based on those criteria.

Eisner LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued an auditors’ report on our assessment of our internal control over financial reporting.

Item 9B.  Other Information

On December 11, 2006, TC Digital entered into employment agreements (the “Employment Agreements”), with Bryan Gannon and John Milito (each, an “Executive”), pertaining to Mr. Gannon’s service as President and Chief Executive Officer of TC Digital and Mr. Milito’s service as Executive Vice President of TC Digital. Under the terms of the Employment Agreements, each of the Executives will be employed by TC Digital for an initial term through December 31, 2009, which will be extended for successive one year periods unless TC Digital or the Executive provides a written notice at least 180 days prior to the expiration of the then-current term that such party does not intend to extend the term. Each Executive will be entitled to receive an annual base salary of $350 with a one-time signing bonus of $125 and is eligible to receive additional bonuses at the sole discretion of TC Digital’s Management Committee, on which they serve. Each Executive will receive a minimum bonus of $100 and $200 in 2007 and 2008, respectively, if TC Digital attains 60% of the projected revenues for those years approved by its Management Committee, which projected revenues may not be more than 20% higher than the projected revenues contained in the annual budget submitted by TC Digital management to such committee for approval (the “Projected Revenues”).

Under each of the Employment Agreements, if TC Digital terminates an Executive’s employment without “Cause” (as defined therein), or if the applicable Executive terminates his employment for “Good Reason” (as defined therein), the applicable Executive will receive his salary for the balance of the remaining term. If TC Digital terminates an Executive’s employment without Cause or if an Executive’s employment terminates due to his death, the Executive will receive a pro-rata share of any bonus payable to him with respect to the year during which the termination occurred. If an Executive resigns without Good Reason, or if his employment is terminated by TC Digital for cause, due to his disability or as a result of the failure of TC Digital to achieve the Projected Revenues, he will not receive any further salary, benefits or bonuses under his Employment Agreement.

Each of the Employment Agreements contains customary restrictions with respect to the non-disclosure of confidential information and also provides that during the term of the applicable Executive’s employment and for a period of one year thereafter; (a) the Executive will not solicit TC Digital’s clients, provide services of the type provided by TC Digital to its clients or solicit TC Digital’s employees and (b) the Executive terminates his employment without Good Reason or if TC Digital terminates the Executive’s employment without Cause, render services to a competitor of TC Digital without TC Digital’s consent.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information concerning directors and officers of the Company is incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year.

On June 26, 2006, the Company filed with the New York Stock Exchange the Annual CEO Certification regarding the Company’s compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1)     Financial Statements:

The following Consolidated Financial Statements of 4Kids Entertainment, Inc. and Subsidiaries are included in Item 8:

Page Number
Reports of Independent Registered Public Accounting Firms on Consolidated Financial Statements	F-1 to F-3

Consolidated Balance Sheets - December 31, 2006 and 2005	F-4

Consolidated Statements of Operations - Years Ended
December 31, 2006, 2005 and 2004	F-5

Consolidated Statements of Stockholders' Equity and Comprehensive (Loss)Income
Years Ended December 31, 2006, 2005 and 2004	F-6

Consolidated Statements of Cash Flows - Years Ended
December 31, 2006, 2005 and 2004	F-7

Notes to Consolidated Financial Statements	F-8 to F-27

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

4KIDS ENTERTAINMENT, INC. Date: March 16, 2007

By: /s/ Alfred R. Kahn
Alfred R. Kahn, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 16, 2007

By: /s/ Alfred R. Kahn
Alfred R. Kahn, Chairman of the Board, Chief Executive Officer and Director

Date: March 16, 2007

By: /s/ Bruce R. Foster
Bruce R. Foster, Executive Vice President, Principal Financial and Accounting Officer

Date: March 16, 2007

By: /s/ Samuel R. Newborn
Samuel R. Newborn, Executive Vice President, General Counsel and Director

Date: March 16, 2007

By: /s/ Richard Block
Richard Block, Director

Date: March 16, 2007

By: /s/ Jay Emmett
Jay Emmett, Director

Date: March 16, 2007

By: /s/ Michael Goldstein
Michael Goldstein, Director

Date: March 16, 2007

By: /s/ Randy O. Rissman
Randy O. Rissman, Director

27

INDEX OF EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of the Registrant filed on April 28, 1970, as amended on October 12, 1971, as further amended on April 21, 1972, as further amended on July 17, 1979, as further amended on May 22, 1985, as further amended on July 30, 1986, as further amended on July 19, 1989, as further amended on November 16, 1995 (changing the name of the Corporation to 4Kids Entertainment, Inc.). (1)

3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant, dated April 29, 1999.(2)

3.3	Certificate of Amendment to the Certificate of Incorporation of the Registrant, dated May 18, 2000.(3)

3.4	By-Laws of the Registrant adopted by the Board of Directors on March 28, 1991. (4)

4.1	Form of Common Stock Certificate. (5)

10.1	1992 Stock Option Plan (*) (7)

10.2	1997 Stock Option Plan (*) (9)

10.3	1998 Stock Option Plan (*) (10)

10.4	1999 Stock Option Plan (*) (2)

10.5	2000 Stock Option Plan (*) (3)

10.6	2001 Stock Option Plan (*) (11)

10.7	2002 Stock Option Plan (*) (12)

10.8	2003 Stock Option Plan (*) (13)

10.9	2004 Stock Option Plan (*) (14)

10.10	2005 Long-Term Incentive Compensation Plan (*) (15)

10.11	2006 Long-Term Incentive Compensation Plan (*) (16)

10.12	Agreement between Nintendo of America, Inc. and the Registrant dated December 17, 1987. (6)

10.13	Agreement of Lease, dated March 28, 1988, between the Registrant and 1414 Avenue of the Americas Company ("1414 Lease"). (4)

10.14	Amendment, dated July 8, 1994, to the 1414 Lease. (4)

10.15	Amended and Restated Employment Agreement dated January 1, 2002, between 4Kids Entertainment Licensing, Inc. and Alfred R. Kahn. (*)(16)

10.16	Second Amended and Restated Employment Agreement, dated December 15, 2006, among 4Kids Entertainment Licensing, Inc., 4Kids Entertainment, Inc. and Alfred R. Kahn. (*)(25)

10.17	Employment Agreement, dated January 1, 2002, between 4Kids Entertainment Licensing, Inc. and Joseph P. Garrity. (*)(16)

10.18	Amendment, dated as of June 19, 2003, to the Employment Agreement between 4Kids Entertainment Licensing, Inc. and Joseph P. Garrity. (*)(16)
28

10.19	Employment Agreement, dated January 1, 2002, between 4Kids Productions, Inc. and Norman Grossfeld. (*)(16)

10.20	Amendment, dated as of June 16, 2003, to the Employment Agreement between 4Kids Productions, Inc. and Norman Grossfeld. (*)(16)

10.21	Letter Agreement, dated March 2, 2006, between 4Kids Productions, Inc. and Norman Grossfeld. (*)(16)

10.22	Employment Agreement, dated January 1, 2002, between 4Kids Entertainment Licensing, Inc. and Samuel R. Newborn. (*)(16)

10.23	Amendment, dated as of June 16, 2003, to the Employment Agreement between 4Kids Entertainment Licensing, Inc. and Samuel R. Newborn. (*)(16)

10.24	Letter Agreement, dated as of March 2, 2006, between 4Kids Entertainment Licensing, Inc. and Samuel R. Newborn. (*)(16)

10.25	Employment Agreement, dated January 1, 1995, between The Summit Media Group, Inc. and Sheldon Hirsch. (*)(1)

10.26	Amendment, dated as of January 1, 1997, to the Employment Agreement between The Summit Media Group, Inc. and Sheldon Hirsch. (*)(16)

10.27	Employment Agreement, dated January 1, 1995 between The Summit Media Group, Inc. and Thomas J. Kenney. (*) (1)

10.28	Amendment, dated as of January 1, 1997, to the Employment Agreement between The Summit Media Group, Inc. and Thomas Kenney. (*)(16)

10.29	Employment Agreement dated as of June 30, 2005, between 4Kids Entertainment, Inc., and Steven M. Grossman. (*)(16)

10.30	General Release Agreement of Steven M. Grossman dated as of April 6, 2006. (*)(22)

10.31	Employment Agreement dated as of January 9, 2006, between 4Kids Entertainment Licensing, Inc., and Bruce R. Foster. (*)(16)

10.32	Amendment to Employment Agreement dated as of January 30, 2007, among 4Kids Entertainment Licensing, Inc., 4Kids Entertainment, Inc. and Bruce R. Foster. (*)(26)

10.33	Employment Agreement, dated as of July 1, 2003, between 4Kids Entertainment Licensing, Inc. and Brian Lacey. (*)(16)

10.34	Amendment to Employment Agreement, dated as of October 16, 2006, among 4Kids Entertainment Licensing, Inc., 4Kids Entertainment, Inc. and Brian Lacey. (*)(24)

10.35	Amendment Agreement, dated March 14, 2006, between 4Kids Entertainment, Inc. and Fox Broadcasting Company (*)(18)

10.36	Employment Agreement, dated as of December 11, 2006, between TC Digital Games LLC and Bryan Gannon. (*)(included herein)

10.37	Employment Agreement, dated as of December 11, 2006, between TC Digital Games LLC and John Milito. (*)(included herein)

10.38	Settlement Agreement and Mutual General Release, dated as of June 19, 2006 among The Summit Media Group, Inc., The Beacon Media Group LLC, Sheldon Hirsch, Tom Horner and Paul Caldera. (23)

29

10.39	Operating Agreement of TC Digital Games LLC, dated as of December 11, 2006, between 4Kids Digital Games, Inc. and Chaotic USA Entertainment Digital Games LLC (*)(included herein)

10.40	Operating Agreement of TC Websites LLC, dated as of December 11, 2006, between 4Kids Websites, Inc. and Chaotic USA Entertainment Group, Inc. (*)(included herein)

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Eisner LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Joint Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Denotes a management contract or compensatory plan, contract or arrangement.

(1)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 000-07843).

(2)	Incorporated by reference to 1999 Proxy Statement for Annual Meeting of Shareholders held April 29, 1999 (File No. 000-07843).

(3)	Incorporated by reference to 2000 Proxy Statement for Annual Meeting of Shareholders held May 17, 2000 (File No. 000-07843).

(4)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 000-07843).

(5)	Incorporated by reference to Registration Statement on Form S-1 declared effective March 7, 1986 (File No. 33-3056).

(6)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 000-07843).

(7)	Incorporated by reference to 1992 Proxy Statement (File No. 000-07843).

(8)	Incorporated by reference to 1994 Proxy Statement (File No. 000-07843).

(9)	Incorporated by reference to 1997 Proxy Statement for Annual Meeting of Shareholders held April 30, 1997 (File No. 000-07843).

(10)	Incorporated by reference to 1998 Proxy Statement for Annual Meeting of Shareholders held April 29, 1998 (File No. 000-07843).

(11)	Incorporated by reference to 2001 Proxy Statement for Annual Meeting of Shareholders held May 23, 2001 (File No. 001-16117).

(12)	Incorporated by reference to 2002 Proxy Statement for Annual Meeting of Shareholders held May 23, 2002 (File No. 001-16117).

30

(13)	Incorporated by reference to 2003 Proxy Statement for Annual Meeting of Shareholders held May 23, 2003 (File No. 001-16117).

(14)	Incorporated by reference to 2004 Proxy Statement for Annual Meeting of Shareholders held May 27, 2004 (File No. 001-16117).

(15)	Incorporated by reference to 2005 Proxy Statement for Annual Meeting of Shareholders held May 26, 2005 (File No. 001-16117).

(16)	Incorporated by reference to 2006 Proxy Statement for Annual Meeting of Shareholders held May 26, 2006 (File No. 001-16117).

(17)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 001-16117).

(18)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-07843).

(19)	Incorporated by reference to Current Report on Form 8-K dated July 7, 2005 (File No. 001-16117).

(20)	Incorporated by reference to Current Report on Form 8-K dated January 13, 2006 (File No. 001-16117).

(21)	Incorporated by reference to Current Report on Form 8-K dated March 8, 2006 (File No. 001-16117).

(22)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 001-16117).

(23)	Incorporated by reference to Current Report on Form 8-K dated June 23, 2006 (File No. 001-16117).

(24)	Incorporated by reference to Current Report on Form 8-K dated November 2, 2006 (File No. 001-16117).

(25)	Incorporated by reference to Current Report on Form 8-K dated December 21, 2006 (File No. 001-16117).

(26)	Incorporated by reference to Current Report on Form 8-K dated February 5, 2007 (File No. 001-16117).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
4Kids Entertainment, Inc.

We have audited the accompanying consolidated balance sheets of 4Kids Entertainment, Inc. and Subsidiaries (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and comprehensive (loss) income, and cash flows for each of the years in the two year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006 and 2005, and the consolidated results of their operations and their consolidated cash flows for each of the years in the two year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 and 2005, based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ Eisner LLP

New York, New York
March 15, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
4Kids Entertainment, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that 4Kids Entertainment, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). 4Kids Entertainment, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that 4Kids Entertainment, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, 4Kids Entertainment, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of 4Kids Entertainment, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive (loss) income, and cash flows for each of the years in the two year period ended December 31, 2006, and our report dated March 15, 2007 expressed an unqualified opinion on those financial statements.

/s/ Eisner LLP

New York, New York
March 15, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
4Kids Entertainment, Inc. and Subsidiaries

We have audited the consolidated statement of operations, stockholders' equity and comprehensive income and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York
March 16, 2005 (March 16, 2007 as to the effects of the discontinued operations discussed in Note 16)

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 and 2005
(In thousands of dollars, except share data)

Assets	2006	2005
Current assets:
Cash and cash equivalents	$ 18,066	$ 35,142
Investments	92,910	78,383

Total cash and investments	110,976	113,525

Accounts receivable - net	30,498	32,193
Prepaid 4Kids TV broadcast fee, net of
accumulated amortization	--	6,606
Prepaid income taxes	5,924	2,312
Prepaid expenses and other current assets	3,916	1,683
Current assets from discontinued operations	326	2,316
Deferred income taxes	707	466

Total current assets	152,347	159,101

Property and equipment - net	2,126	2,853

Other assets:
Accounts receivable - non-current, net	138	891
Investment in unconsolidated affiliate	2,702	--
Film and television costs - net	14,827	12,208
Non-current assets from discontinued operations	1,333	--
Deferred income taxes, non-current	1,733	1,971
Other assets - net	6,189	6,914

Total assets	$181,395	$183,938

Liabilities and stockholders' equity
Current liabilities:
Due to licensors	$ 6,536	$ 13,503
Accounts payable and accrued expenses	14,317	9,239
Current liabilities from discontinued operations	20	1,486
Deferred revenue	5,014	5,297

Total current liabilities	25,887	29,525

Deferred rent	771	1,016

Total liabilities	26,658	30,541

Commitments and contingencies (Note 13)

Stockholders' equity
Preferred stock, $.01 par value - authorized, 3,000,000 shares; none issued	--	--
Common stock, $.01 par value - authorized, 40,000,000 shares;
issued, 14,933,218 and 14,826,643 shares; outstanding 13,183,218 and
13,076,643 shares in 2006 and 2005, respectively	149	148
Additional paid-in capital	62,859	61,415
Accumulated other comprehensive income	1,329	428
Retained earnings	123,649	124,655

	187,986	186,646
Less- cost of 1,750,000 treasury shares in 2006 and 2005	33,249	33,249

	154,737	153,397

Total liabilities and stockholders' equity	$181,395	$183,938

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In thousands of dollars, except share data)

	2006	2005	2004
Net revenues	$ 71,781	$ 80,607	$ 99,189

Cost and expenses:
Selling, general and administrative	39,155	33,835	33,437
Production service costs	11,259	8,851	10,029
Amortization of television and film costs	8,041	9,790	9,639

Amortization of 4Kids TV broadcast fee	22,462	26,408	27,859

Total costs and expenses	80,917	78,884	80,964

(Loss) income from operations	(9,136)	1,723	18,225

Other income:
Interest income	4,143	2,834	1,469
Gain on sale of investment in equity securities	--	234	--

Total other income	4,143	3,068	1,469

(Loss) income before income taxes	(4,993)	4,791	19,694

(Benefit from) provision for income taxes	(3,506)	1,762	7,907
Loss from unconsolidated operations - net of a tax benefit of $218	(280)	--	--

Minority interest - net of tax of $30	39	--	--

(Loss) income from continuing operations	(1,728)	3,029	11,787

Income from discontinued
operations	722	2,040	943

Net (loss) income	$ (1,006)	$ 5,069	$ 12,730

Per share amounts:
Basic (loss) earnings per common share
Continuing operations	$ (0.13)	$ 0.23	$ 0.86
Discontinued operations	0.05	0.16	0.07

Basic (loss) earnings per common share	(0.08)	$ 0.39	$ 0.93

Diluted (loss) earnings per common share
Continuing operations	$ (0.13)	$ 0.22	$ 0.82
Discontinued operations	0.05	0.15	0.07

Diluted (loss) earnings per common share	$ (0.08)	$ 0.37	$ 0.89

Weighted average common
shares outstanding - basic	13,104,051	13,115,687	13,683,756

Weighted average common
shares outstanding - diluted	13,104,051	13,536,830	14,335,343

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE (LOSS) INCOME
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In thousands of dollars and shares)

	Common Shares	Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Less: Treasury Stock	Total

BALANCE, DECEMBER 31, 2003	13,965	$140	$52,798	$106,856	$ 693	$ --	$ 160,487
Proceeds from exercise of stock options	446	4	2,295	--	--	--	2,299
Tax benefit from exercise of stock
options	--	--	2,975	--	--	--	2,975

Acquisition of treasury stock, at cost	--	--	--	--	--	(14,944)	(14,944)
Comprehensive income:

Net income	--	--	--	12,730	--	--	12,730

Translation adjustment	--	--	--	--	431	--	431

Total comprehensive income	--	--	--	--	--	--	13,161

BALANCE, DECEMBER 31, 2004	14,411	$144	$58,068	$119,586	$ 1,124	$ (14,944)	$ 163,978
Proceeds from exercise of stock options	415	4	1,345	--	--	--	1,349
Tax benefit from exercise of stock
options	--	--	2,002	--	--	--	2,002

Acquisition of treasury stock, at cost	--	--	--	--	--	(18,305)	(18,305)
Comprehensive income:

Net income	--	--	--	5,069	--	--	5,069

Translation adjustment	--	--	--	--	(696)	--	(696)

Total comprehensive income	--	--	--	--	--	--	4,373

BALANCE, DECEMBER 31, 2005	14,826	$148	$61,415	$124,655	$428	$(33,249)	$ 153,397
Proceeds from exercise of stock options	107	1	1,256	--	--	--	1,257
Tax benefit from exercise of stock
options	--	--	188	--	--	--	188

Comprehensive income:

Net income	--	--	--	(1,006)	--	--	(1,006)

Translation adjustment	--	--	--	--	901	--	901

Total comprehensive income	--	--	--	--	--	--	(105)

BALANCE, DECEMBER 31, 2006	14,933	$149	$62,859	$123,649	$1,329	$(33,249)	$ 154,737

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In thousands of dollars)

	2006	2005	2004
Cash flows from operating activities:
Net (loss) income	$ (1,006)	$ 5,069	$ 12,730
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Depreciation and amortization	1,047	1,141	1,385
Amortization of television and film costs	8,041	9,790	9,639
Amortization of 4Kids TV broadcast fee	22,462	26,408	27,859
Provision for (recovery of) doubtful accounts	630	195	(354)
Deferred income taxes	(3)	(38)	124
Loss on investment in unconsolidated affiliate	498	--	--
Gain on sale of investment in equity securities	--	(234)	--
Tax benefit on exercise of stock options	--	2,002	2,975
Changes in operating assets and liabilities:
Accounts receivable	2,242	5,878	(835)
Film and television costs	(10,660)	(11,480)	(11,240)
Prepaid income taxes	(3,612)	762	(404)
Prepaid 4Kids TV broadcast fee	(15,856)	(26,023)	(26,162)
Prepaid expenses and other current assets	(2,233)	(247)	197
Other assets - net	725	1,169	(2,803)
Due to licensors	(6,967)	(3,356)	5,024
Accounts payable and accrued expenses	4,972	(3,291)	2,862
Deferred revenue	(283)	(1,558)	(1,215)
Deferred rent	(245)	5	59

Net cash (used in) provided by operating activities - continuing operations	(248)	6,192	19,841
Net cash (used in) provided by operating activities - discontinued operations	(809)	(2,950)	1,798

Net cash (used in) provided by operating activities	(1,057)	3,242	21,639
Cash flows from investing activities:
Proceeds from maturities of investments	184,872	53,938	54,529
Purchase of investments	(199,399)	(116,254)	(46,153)
Purchase of property and equipment	(841)	(857)	(1,178)
Proceeds from disposal of property, plant and equipment	521	6	--
Proceeds from sale of investment in equity securities	--	960	--
Purchase of investment in unconsolidated affiliate	(3,200)	--	--

Net cash (used in) provided by investing activities	(18,047)	(62,207)	7,198

Cash flows from financing activities:
Proceeds from exercise of stock options	1,257	1,349	2,299
Purchase of treasury shares	--	(18,305)	(14,944)
Tax benefit on exercise of stock options	188	--	--

Net cash provided by (used in) financing activities	1,445	(16,956)	(12,645)

Effects of exchange rate changes on cash and cash equivalents	583	(696)	431

Net (decrease) increase in cash and cash equivalents	(17,076)	(76,617)	16,623
Cash and cash equivalents, beginning of year	35,142	111,759	95,136

Cash and cash equivalents, end of year	$ 18,066	$ 35,142	$ 111,759

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income Taxes	$ 87	$ 437	$ 5,941

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In thousands of dollars, except share and per share data)

1. DESCRIPTION OF BUSINESS

General Development and Narrative Description of Business — 4Kids Entertainment, Inc., together with the subsidiaries through which the Company’s businesses are conducted (the “Company”), is a diversified entertainment and media company specializing in the youth oriented market with operations in the following business segments: (i) Licensing; (ii) Advertising Media and Broadcast; (iii) Television and Film Production/Distribution; and (iv) Trading Card and Game Distribution. The Company was organized as a New York corporation in 1970.

Licensing — The Licensing business segment consists of the results of operations of the following wholly-owned subsidiaries of the Company: 4Kids Entertainment Licensing, Inc. (“4Kids Licensing”); 4Sight Licensing Solutions, Inc. (“4Sight Licensing”); 4Kids Entertainment International, Ltd. (“4Kids International”); and 4Kids Technology, Inc. (“4Kids Technology”). 4Kids Licensing is engaged in the business of licensing the merchandising rights to popular children’s television series, properties and product concepts (individually the “Property” or collectively the “Properties”). 4Kids Licensing typically acts as exclusive merchandising agent in connection with the grant to third parties of licenses to manufacture and sell all types of merchandise, including toys, videogames, trading cards, apparel, housewares, footwear, books and other published materials, based on such Properties. 4Sight Licensing is engaged in the business of licensing properties and product concepts to adults, teens and “tweens”. 4Sight Licensing focuses on brand building through licensing. 4Kids International based in London, manages the Properties represented by the Company in the United Kingdom and European marketplaces. 4Kids Technology develops ideas and concepts for licensing which integrate new and existing technologies with traditional game and toy play patterns.

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

Television and Film Production/Distribution — The Television and Film Production/Distribution business segment consists of the results of operations of the following wholly-owned subsidiaries of the Company: 4Kids Productions, Inc. (“4Kids Productions”); 4Kids Entertainment Music, Inc. (“4Kids Music”); and 4Kids Entertainment Home Video, Inc. (“4Kids Home Video”). 4Kids Productions produces and adapts animated and live-action television programs and theatrical motion pictures for distribution to the domestic and international television, home video and theatrical markets. 4Kids Music composes original music for incorporation into television programming produced by 4Kids Productions and markets and manages such music. 4Kids Home Video distributes home videos associated with television programming produced by 4Kids Productions.

Trading Card and Game Distribution — Through its wholly-owned subsidiary, 4Kids Digital Games, Inc., (“4Kids Digital”), the Company owns 53% of TC Digital Games LLC, a Delaware limited liability company (“TC Digital”), that will produce, market and distribute the “Chaotic” trading card game. On December 11, 2006, 4Kids Digital and Chaotic USA Digital Games LLC (“CUSA LLC”), a wholly owned subsidiary of Chaotic USA Entertainment Group, Inc. (“CUSA”) entered into the TC Digital operating agreement (“TCD Agreement”) which contains terms and conditions governing the operations of TC Digital. Under the TCD Agreement, 4Kids Digital and CUSA are each entitled to elect two managers to TC Digital’s Management Committee with 4Kids Digital having the right to break any dead-locks.

Through its wholly-owned subsidiary, 4Kids Websites, Inc., the Company owns 50% of TC Websites LLC, a Delaware limited liability company (“TC Websites”), that will own and operate www.chaoticgame.com, the companion website for the “Chaotic” trading card game. 4Kids Websites purchased its 50% membership interest in TC Websites from CUSA on December 11, 2006. Under the terms of TC Websites operating agreement (“TCW Agreement”), 4Kids Websites and CUSA are each entitled to elect two managers to TC Websites’ Management Committee, with 4Kids Websites having the right to break any dead-lock relating to advertising and marketing issues and CUSA having the right to break any dead-lock relating to operational matters. Due to the fact that the Company does not have final decision making power on operational matters, the equity method of accounting is applied.

TC Digital and TC Websites are the exclusive licensees of patents covering the uploading of coded trading cards to a website where online game play and community activities occur. The Company believes that its ownership interests in TC Digital and TC Websites represent a potentially significant addition to its business strategy. These two businesses should enable the Company to offer traditional trading card game play with an online digital play experience. In addition, it is anticipated that TC Digital and TC Websites will diversify their product lines and will ultimately distribute and sell, and create websites for, other trading card games.

Certain of the Company’s executive officers have interests in CUSA, CUSA LLC and certain other entities in which TC Digital and TC Websites have engaged in transactions since their formation. Information regarding these relationships can be found in Note 17 of the Notes to the Company’s consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of 4Kids Entertainment, Inc. and its wholly-owned subsidiaries and investments of more than 50% in subsidiaries and other entities after elimination of significant intercompany transactions and balances. Investments in affiliated companies over which the Company has a significant influence or ownership of more than 20% but less than or equal to 50% are accounted for using the equity method. The operations of Summit Media have been classified as a discontinued operation as a result of the termination of Summit Media’s operations, effective June 30, 2006. As further discussed in Notes 8 and 16, the consolidated financial statements have been reclassified to reflect the reporting of this business as a discontinued operation. These consolidated financial statements reflect the use of significant accounting policies, as described below and elsewhere in the notes to the consolidated financial statements.

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

Production and adaptation costs charged to the licensor are included in net revenues and the corresponding costs are included in production service costs in the accompanying consolidated statements of income. Production service costs included in net revenues amounted to $10,120, $8,288 and $9,629 in 2006, 2005 and 2004, respectively.

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

Advertising Expense — Advertising costs are expensed as incurred, except for costs related to the development of a Property and/or animated or live-action television program commercial or media campaign which are expensed in the period in which the commercial or campaign is first presented. Advertising expense included in selling, general and administrative expenses on the accompanying consolidated statements of income was $2,191, $1,927 and $1,773 in 2006, 2005 and 2004, respectively.

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

Cash and Cash Equivalents — All highly liquid investments with original maturities of three months or less are classified as cash and cash equivalents. The fair value of cash and cash equivalents approximates the amounts shown on the financial statements. Cash and cash equivalents consist of unrestricted cash in various banks which maintain balances in excess of the Federal Deposit Insurance Corporation (FDIC) insured limit of $100 per bank account. At December 31, 2006 and 2005, the cash and cash equivalents in excess of the insured limit aggregated $13,789 and $27,421, respectively.

Prepaid 4Kids TV Broadcast Fee – The Company capitalizes the broadcast fee paid to Fox and amortizes the amount of such fee over the broadcast season based on estimated advertising revenue. During 2006, the Company paid Fox and certain affiliates $7,058 and $5,491, attributable to the fourth and fifth years’ broadcast fees, respectively, and during 2005, the Company paid Fox and certain affiliates $6,768 and $19,255, attributable to the third and fourth years’ broadcast fees, respectively. The unamortized portion of these fees of $0 and $6,606, are included in “Prepaid 4Kids TV broadcast fee” on the accompanying consolidated balance sheets as of December 31, 2006 and 2005, respectively.

Investments – The Company’s short-term investments principally consist of auction rate and debt securities. Auction rate securities are generally rated A or better by one or more national rating agencies and have contractual maturities of up to 30 years. The auction rate securities the Company invests in generally have interest reset dates that occur every 7 or 35 days and despite the long-term nature of their stated contractual maturity, we have the ability to quickly liquidate these securities at ongoing auctions every 35 days or less. The Company classifies its investments in auction rate securities as “available for sale.” These investments are recorded at cost which approximates fair market value due to their variable interest rates. All income generated from these current investments was recorded as interest income. As the Company expects to hold its auction rate securities for less than one year, they have been classified as a current asset.

Debt securities for which the Company has both the intent and ability to hold to maturity are classified as held-to-maturity and are recorded at amortized cost. At December 31, 2006 and 2005, the Company’s investments in debt securities were classified as current assets due to their short-term nature.

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

Operating Leases — The Company accounts for all operating leases on a straight-line basis over the term of the lease. In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 13, Accounting for Leases, any incentives or rent escalations are recorded as deferred rent and are included as a component of rent expense over the respective lease term.

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

Reclassifications — Certain reclassifications have been made to prior year amounts to conform to the 2006 presentation.

Translation of Foreign Currency — In accordance with SFAS No. 130, Reporting Comprehensive Income (“SFAS No. 130”), the Company classifies items of other comprehensive income by their nature in the financial statements and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet. The assets and liabilities of the Company’s foreign subsidiary, 4Kids International have been recorded in their local currency and translated to U.S. dollars using period-end exchange rates. Income and expense items have been translated at the average rate of exchange prevailing during the period. Any adjustment resulting from translating the financial statements of the foreign subsidiary is reflected as “other comprehensive income”, net of related tax. Comprehensive (loss) income for the years ended December 31, 2006, 2005 and 2004 was $(105), $4,373 and $13,161, respectively, which included translation adjustments of $901, $(696) and $431 for the respective periods.

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

Recently Issued Accounting Pronouncements – Share-Based Payments – In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payments (“SFAS No. 123-R”). SFAS No. 123-R is a revision of SFAS No. 123, as amended, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. SFAS No.123-R eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS No. 123-R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123-R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method generally in accounting for all share-based payment transactions with employees.

SFAS No. 123-R is effective for fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 123-R effective January 1, 2006, using a modified prospective application. This application requires the Company to record compensation expense for all awards granted after January 1, 2006 and for the unvested portion of previously granted awards that remain outstanding as of such date. The Company’s adoption of SFAS No. 123-R did not result in the recording of compensation expense in 2006 with respect to options previously granted since all of the Company’s outstanding options were fully vested at December 31, 2005. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial position or results of operations.

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

Accounting for Uncertainty in Income Taxes — In June 2006, the FASB issued SFAS Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS No. 109 Accounting for Income Taxes (“SFAS No. 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax provision taken or expected to be taken in a tax return. FIN 48 also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 is effective for fiscal periods beginning after December 15, 2006. The Company does not expect that the adoption of FIN 48 will a have a material effect on its consolidated financial position or results of operations.

Fair Value Measurements – In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines “fair value”, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and is effective for fiscal years beginning November 15, 2007. The Company is currently evaluating the impact the adoption of SFAS 157 will have on its consolidated financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). This bulletin expresses the SEC’s views regarding the process of quantifying financial statement misstatements. The interpretations in this bulletin were issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. The Company adopted the provisions of SAB No. 108 for the year ended December 31, 2006. The adoption had no impact on the Company’s consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB No. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires that the funded status of defined benefit postretirement plans be recognized on companies’ balance sheets and that changes in the funded status be reflected in comprehensive income, effective for fiscal years ending after December 15, 2006. SFAS 158 also requires companies to measure the funded status of each such plan as of the date of its fiscal year-end, effective for fiscal years ending after December 15, 2008. Since the Company does not currently have a defined benefit postretirement plan, the adoption of SFAS 158 will not have any impact on its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS 159 will have on its consolidated financial position and results of operations.

3. INVESTMENTS

Short-term investments consisted of the following as of:

	December 31,
	2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Auction-Rate Securities	$92,910	$92,910	$70,350	$70,350
Government Bonds	--	--	8,033	7,961

Total Short-term investments	$92,910	$92,910	$78,383	$78,311

4. ACCOUNTS RECEIVABLE/DUE TO LICENSORS

Generally, licensing contracts provide for the Company to collect, on behalf of the licensor, royalties from the licensees. The Company records as accounts receivable only its proportionate share of such earned royalties.

Due to licensors represents amounts collected by the Company on behalf of licensors, which are generally payable to such licensors after the close of each calendar quarter. Additionally, accounts receivable include amounts due from customers for advertising revenue earned from airing commercial spots on the 4Kids TV. Accounts receivable related to discontinued operations has been excluded from this footnote and is disclosed in Note 16.

Accounts receivable consisted of the following as of:

	December 31,
	2006	2005
Gross accounts receivable	$ 32,315	$ 34,246
Allowance for doubtful accounts	(1,679)	(1,162)

	30,636	33,084
Less: long-term portion	138	891

	$ 30,498	$ 32,193

5. FILM AND TELEVISION COSTS

Film and television costs consisted of the following as of:

	December 31,
	2006	2005
Opening balance	$ 12,208	$ 10,518
Additions	10,660	11,480

	22,868	21,998
Amortization	(8,041)	(9,790)

Ending Balance	$ 14,827	$ 12,208

Development/Preproduction	$ 1,317	$ 1,138
Production	4,261	2,694
Completed not released	2,208	1,858
Completed released	7,041	6,518

	$ 14,827	$ 12,208

Amortization of capitalized film and television costs were $8,041, $9,790 and $9,639 in 2006, 2005 and 2004, respectively. Based on management’s ultimate revenue estimates as of December 31, 2006, approximately 49% of the total completed and unamortized film and television costs are expected to be amortized during 2006, and over 90% of the total completed and unamortized film and television costs are expected to be amortized during the next three years.

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	December 31,
	2006	2005
Computer equipment and software	$2,686	$2,409
Machinery and equipment	1,971	1,531
Office furniture and fixtures	988	919
Leasehold improvements	3,013	2,967
Office equipment	188	190
Construction in progress	--	525

	8,846	8,541
Less: accumulated depreciation and amortization	6,720	5,688

	$2,126	$2,853

7. STOCKHOLDERS’ EQUITY

The Company has stock-based compensation plans for employees and non-employee members of the Board of Directors. The plans provide for discretionary grants of stock options, restricted stock shares, and other stock-based awards. The plans are intended to attract, motivate and retain employees of 4Kids and its subsidiaries and non-employee directors of 4Kids.The plans are administered by the Compensation Committee of the Board of Directors, consisting of non-employee directors.

Effective January 1, 2006, the Company adopted SFAS No. 123-R (revised 2004), Share-Based Payments, utilizing the modified prospective method whereby prior periods are not restated for comparability. SFAS 123-R requires recognition of stock-based compensation expense in the statement of operations over the vesting period based on the fair value of the award at the grant date. Previously, the Company used the intrinsic value method under APB No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), as amended by related interpretations of the FASB. Under APB No. 25, no compensation cost was recognized for stock options because the quoted market price of the stock at the grant date was equal to the amount per share the employee had to pay to acquire the stock after fulfilling the vesting period. SFAS 123-R supersedes APB No. 25 as well as SFAS 123, Accounting for Stock-Based Compensation, which permitted pro forma footnote disclosures to report the difference between the fair value method and the intrinsic value method. For the year ended December 31, 2006, the Company did not grant any stock options and at January 1, 2006, all of the Company’s outstanding options were fully vested and; therefore, the adoption of this pronouncement did not have a material effect on the Company’s consolidated financial position or results of operations.

Stock Options

The following table provides the pro forma effect on net earnings as if the fair-value-based measurement method had been applied to all stock-based compensation for the years ended December 31, 2005 and 2004:

	2005	2004
Net income as reported	$5,069	$12,730
Deduct stock-based employee
compensation expense determined
under fair value based method
for all awards, net of tax	3,619	3,453

Pro forma net income	$1,450	$ 9,277

Net income per share:
Reported
Basic	$ 0.39	$ 0.93

Diluted	$ 0.37	$ 0.89

Pro forma
Basic	$ 0.11	$ 0.68

Diluted	$ 0.11	$ 0.65

The Company issued stock option grants for underlying shares of 776 and 596, at weighted average exercise prices of $19.99 and $22.37, in 2005 and 2004, respectively. Each of the stock option grants has a (i) five year life; (ii) was immediately exercisable with respect to 50 percent of the underlying shares; and (iii) became exercisable with respect to the remaining 50 percent on the first anniversary date of the grant, except for the 2005 grants which became exercisable with respect to the remaining 50 percent by December 31, 2005.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used for options granted in 2005 and 2004 included no dividend yield for the periods, expected volatility of approximately 38% and 58% for 2005 and 2004, respectively, a risk-free interest rate of approximately 3.76% and 2.06% for 2005 and 2004, respectively, and an option duration of 3.6 and 3.7 years for 2005 and 2004, respectively. The weighted average fair value of options granted is $6.55 and $10.27 in fiscal years 2005 and 2004, respectively.

The following table summarizes activity under our stock option plans for the years ended December 31, 2006, 2005 and 2004:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2004	2,378	$ 11.89

Granted	596	$ 22.37

Exercised	(447)	$ 5.15

Forfeited, cancelled or expired	(131)	$ 29.92

Outstanding, December 31, 2004	2,396	$ 14.81

Granted	776	$ 19.99

Exercised	(415)	$ 3.25

Forfeited, cancelled or expired	(75)	$ 25.74

Outstanding, December 31, 2005	2,682	$ 17.79
Granted	--	$ --
Exercised	(107)	$ 11.80
Forfeited, cancelled or expired	(294)	$ 19.11

Outstanding, December 31, 2006	2,281	$ 17.90	2.3	$6,624

Exercisable, December 31, 2006	2,281	$ 17.90	2.3	$6,624

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the closing price. As of December 31, 2006, the Company had options outstanding to purchase an aggregate of 660 shares with an exercise price below the quoted price of our stock, resulting in an aggregate intrinsic value of $6,624. During the years ended December 31, 2006 and 2005, the aggregate intrinsic value of options exercised under our stock option plans was $561 and $5,346, respectively, determined as of the date of exercise.

Under the Company’s stock option plans, options to purchase 328 shares of the Company’s common stock were available at December 31, 2006 for future issuance and there were no options granted during 2006.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/06	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/06	Weighted Average Exercise Price
$ 0.92 - $1.38	120	1.0	$ 0.92	120	$ 0.92
$ 3.10 - $ 4.66	75	1.9	$ 3.10	75	$ 3.10
$ 8.94 - $ 13.41	465	2.1	$ 10.88	465	$ 10.88
$ 13.42 - $ 20.11	385	1.9	$ 19.97	385	$ 19.97
$ 20.12 - $ 30.16	1,136	2.5	$ 21.49	1,136	$ 21.49
$ 30.17 - $ 33.28	100	3.0	$ 33.28	100	$ 33.28

	2,281	2.3	$17.90	2,281	$ 17.90

Restricted Stock Awards

Pursuant to its Long-term Incentive Compensation Plan, the Company granted restricted stock awards on May 23, 2006 and June 15, 2006 for approximately 145,000 and 4,000 shares, respectively. The restricted stock awards were granted to certain employees, including officers and members of the Board of Directors, at a grant price of $16.52 and $15.78, respectively (the average of the high and low stock price from the previous day of trading). The restricted stock awards vest annually from the date of grant over a period of four years with accelerated vesting upon a change of control of the Company (as defined in the applicable plan). During the restriction period, award holders do not have the rights of stockholders and cannot transfer ownership. Additionally, nonvested shares of award holders are subject to forfeiture. These awards are forfeited and revert to the Company in the event of employment termination, except in the case of death, disability, retirement or other specified events.

A summary of restricted stock award activity under the Plans as of December 31, 2006 and changes during the year ended is presented as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2006	--	$ --
Granted	149	16.50
Vested	--	--
Forfeited	(11)	16.52
Converted	--	--

Outstanding at December 31, 2006	138	$ 16.50

As of December 31, 2006, there was approximately $1,936 of unrecognized compensation cost related to restricted stock awards granted under the Plan. The cost is expected to be recognized over a remaining weighted-average period of 3.39 years. There were no shares that vested during the year ended December 31, 2006. Under the Company’s restricted stock award plan, 162 restricted stock shares of the Company’s common stock were available at December 31, 2006 for future issuance.

8. SEVERANCE AND EXIT COSTS

In connection with the termination of the Company’s media buying operations, the Company recorded charges for severance and termination benefits in the amount of approximately $333 during the year ended December 31, 2006. The charges were attributable to the elimination of 10 positions, primarily representing sales and related support functions in addition to certain other management positions. There were no amounts attributable to the scheduled termination of employees under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, plans whereby employees are required to provide transitional services through their termination dates.

A summary of the actions taken in 2006 for severance and other exit-costs have been recorded in income from discontinued operations and is provided as follows:

Amount
Professional fees	$51
Severance	333

Total	$384

The following is a reconciliation of activity with respect to the liabilities for the severance and exit costs:

Amount
Balance, January 1, 2006	$--
Severance and related costs recognized	333
Other	51
Cash payments	(364)

Balance, December 31, 2006	$20

The liability for severance has been paid in accordance with the provisions of the severance agreements. The remaining exit costs are expected to be paid in full during 2007.

9. REVENUES/MAJOR CUSTOMERS

Net revenues included in the accompanying consolidated statements of operations are net of licensor participations of $36,085, $54,492 and $72,531 in 2006, 2005 and 2004, respectively. The percentages of revenue from major Properties and customers/licensees are as follows:

	Years Ended December 31,
	2006	2005	2004
Percentage of revenue derived from major Properties (revenue in
excess of 10 percent of total revenue)	37%	42%	55%

Number of major Properties	2	2	2

Percentage of revenue derived from major customers/licensees
(revenue in excess of 10 percent of total revenue)	15%	16%	18%

Number of major customers/licensees	1	1	1

As of December 31, 2006 and 2005, accounts receivable due from major customers/licensees listed above represented 8% and 11% of the Company’s gross accounts receivable, respectively.

10. INCOME TAXES

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

The provision for income taxes consisted of the following:

	Years Ended December 31,
	2006	2005	2004
Current tax (benefit):
Federal	$(3,037)	$ 925	$ 5,996
State and local	114	438	2,159
Foreign	(40)	436	(392)

	(2,963)	1,799	7,763

Deferred tax (benefit):
Federal	(461)	(29)	114
State and local	(81)	(11)	38
Foreign	(1)	3	(8)

	(543)	(37)	144

(Benefit from) provision for income taxes	$(3,506)	$ 1,762	$ 7,907

The following is a summary reconciliation of the U.S. Federal statutory income tax rate to the Company’s effective income tax rate:

	% of		% of		% of
	2006	Pretax	2005	Pretax	2004	Pretax
Tax at Federal statutory rate	$(1,698)	(34.0)%	$ 1,629	34.0%	$ 6,893	35.0%
Increase (decrease) in:
Permanent differences	(1,263)	(25.3)	--	--	--	--
State and local taxes - net	(207)	(4.1)	345	7.2	1,327	6.7
Other - net	(338)	(6.8)	(212)	(4.5)	(313)	(1.6)

Income taxes	$(3,506)	(70.2)%	$ 1,762	36.7%	$ 7,907	40.1%

The income tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	2006	2005
Deferred Tax Assets:
Film and television costs	$ 434	$1,057
Accounts receivable allowances	681	440
Foreign tax credits	94	--
State and local taxes	584	--
Restricted stock	135	--
Contributions	89	--
Deferred rent	355	406
Property and Equipment	707	534

Total deferred tax assets	$3,079	$2,437

Deferred Tax Liability:
Accrued minimum guarantees	$ 639	$ --

Total deferred tax liability	639	--

Net deferred tax asset	$2,440	$2,437

Amounts recognized in the Consolidated Balance
Sheets consist of:
Deferred tax asset - current	$ 707	$ 466
Deferred tax asset - non-current	1,733	1,971

Net deferred tax asset	$2,440	$2,437

At December 31, 2006, the Company had state and local tax loss carryforwards of approximately $6,464, which expire in 2026. Additionally, the Company had foreign tax credits and contribution carryfowards of approximately $94 and $222, respectively, which expire in 2011. Income tax benefits related to the exercise of stock options reduced current taxes payable and increased additional paid-in capital by $188, $2,002 and $2,975 in 2006, 2005 and 2004, respectively.

In accordance with SFAS No. 109, we have performed an evaluation of the recoverability of our deferred tax assets. Realization of our loss carryforwards is dependent on generating future taxable income prior to the expiration of the loss carryforward. It is our opinion that it is more likely than not that the deferred tax assets will be realized and should not be reduced by a valuation allowance.

The Company has determined that earnings through 2006 of approximately $7,606 from its foreign subsidiary will remain invested overseas for the indefinite future and, accordingly, no deferred tax liability has been recognized. If such earnings were to be repatriated, the income tax liability is estimated to be approximately $2,248.

11. EARNINGS PER SHARE

The Company applies SFAS No. 128, Earnings per Share, which requires the computation and presentation of earnings per share (“EPS”) to include basic and diluted EPS. Basic EPS is computed based solely on the weighted average number of common shares outstanding during the period. Diluted EPS reflects all potential dilution of common stock. The following table reconciles Basic EPS with Diluted EPS for the three years ended December 31, 2006, 2005 and 2004.

	Year Ended 2006 Weighted Average
	Net Income	Shares	Per Share
Basic earnings per share -
Income available to common
shareholders	$(1,006)	13,104,051	$ (0.08)

Effect of dilutive security -
Stock options	--	--	--

Diluted loss per share	$(1,006)	13,104,051	$ (0.08)

	Year Ended 2005 Weighted Average
	Net Income	Shares	Per Share
Basic earnings per share -
Income available to common
shareholders	$5,069	13,115,687	$ 0.39

Effect of dilutive security -
Stock options	--	421,143	(0.02)

Diluted earnings per share	$5,069	13,536,830	$ 0.37

	Year Ended 2004 Weighted Average
	Net Income	Shares	Per Share
Basic earnings per share -
Income available to common
shareholders	$12,730	13,683,756	$ 0.93

Effect of dilutive security -
Stock options	--	651,587	(0.04)

Diluted earnings per share	$12,730	14,335,343	$ 0.89

For the years ended December 31, 2006, 2005 and 2004, approximately 1,621, 1,915 and 1,168 shares, respectively, attributable to the exercise of outstanding options, were excluded from the calculation of diluted EPS because the effect was antidilutive.

12. DEFINED CONTRIBUTION PLAN

The Company participates in a 401(k) plan covering substantially all employees. Benefits vest based on number of years of service. The Company’s policy is to match 25% of the first 6% of the covered employee’s annual salary, as defined by the plan. Contributions to the plan by the Company amounted to $167, $201 and $213 for the years ended December 31, 2006, 2005 and 2004, respectively.

13. COMMITMENTS AND CONTINGENCIES

a.	Bonus Plan – Bonuses are eligible to key officers and employees in an amount, if any, to be determined in the sole discretion of the Compensation Committee of the Board of Directors in consultation with the CEO of 4Kids. For 2006, 2005 and 2004, the Compensation Committee of the Board of Directors awarded the Chairman and CEO of the Company approximately $225, $0 and $890, respectively. An additional amount of approximately $400, $1,075 and $1,469 was awarded but not yet paid to employees at December 31, 2006, 2005 and 2004, respectively.

b.	Leases — The Company leases certain office, administration and production facilities. Commitments for minimum rentals, not including common charges, under non-cancelable leases at the end of 2006 are as follows:

Year ending December 31,	Amount
2007	$2,264
2008	1,422
2009	1,257
2010	825

Total	$5,768

Rent expense for all operating leases charged against earnings amounted to $1,843, $1,908 and $1,945 in 2006, 2005 and 2004, respectively.

c.	Litigation — The Company from time to time is involved in litigation arising in the ordinary course of its business. The Company does not believe that such litigation to which the Company or any subsidiary of the Company is a party or of which any of their Properties is the subject will, individually or in the aggregate, have a material adverse effect on the Company’s financial position or the results of its operations.

d.	Employment Contracts — The Company has employment agreements and arrangements with its executive officers and certain management personnel. The agreements generally continue until terminated by the executive or the Company, and provide for severance payments under certain circumstances. The majority of the agreements and arrangements provide the employees with certain additional rights after a change of control (as defined in such agreements) of the Company occurs. The agreements include a covenant against competition with the Company which extends for a period of time after termination for any reason. As of December 31, 2006, if all of the employees under contract were terminated by the Company without good cause or following a change of control, under these contracts, the Company’s liability would be approximately $12,355 or $10,539, respectively. These employment agreements provide for an aggregate minimum annual base compensation of $4,500 expiring on various dates through 2012.

e.	Deferred Revenue — Music Publishing — In July 2002, 4Kids Music granted a right to receive a 50% interest in the Company’s net share of the music revenues from currently existing music produced by the Company for its television programs (“Current Music Assets”) to an unaffiliated third party in an arms length transaction for $3,000. Further, the Company agreed to grant a right to receive a 50% interest in the Company’s net share of music revenues from future music to be produced by the Company for its television programs (“Future Music Assets”) to the same third party for $2,000. In consideration of the grant of Future Music Assets, the Company received $750 in June 2003 and $750 in June 2004 and $500 in June 2005.

F-20

The Company has deferred all amounts received under the contract, and recognizes revenue as the Current Music Assets and Future Music Assets generate revenue over the contract term. Notwithstanding the foregoing, as of the date the Company has delivered all of the Future Music Assets required under the contract, any portion of the $5,000 that remains deferred and not recognized, will be recognized as revenue. Pursuant to the above, the Company recognized revenues of $665 and $544 for the years ended December 31, 2006 and 2005, respectively. The Company has included $2,455 and $3,120 as deferred revenue on the accompanying consolidated balance sheets as of December 31, 2006 and 2005, respectively.

Home Video – At various dates since May 2002, 4Kids Home Video, entered into various agreements with an unaffiliated third party home video distributor (the “Video Distributor”), pursuant to which 4Kids Home Video provides ongoing advertising, marketing and promotional services with respect to certain home video titles, that are owned or controlled by the Company and which are distributed by the Video Distributor. The Video Distributor has paid the Company advances of $4,119 ($300 during the year ended December 31, 2006) against 4Kids Home Video’s share of the distribution and service fee proceeds to be realized by 4Kids Home Video from such titles. Pursuant to the above, the Company recognized revenue of $220 and $147 for the years ended December 31, 2006 and 2005, respectively. The Company has included $541 and $461 as deferred revenue on the accompanying consolidated balance sheets as of December 31, 2006 and 2005, respectively.

Other Agreements — In addition, the Company entered into other agreements for various Properties and advertising time on the 4Kids TV in which the Company has received certain advances and/or minimum guarantees. Accordingly, as of December 31, 2006 and 2005 the unearned portion of these advances and guaranteed payments were $2,018 and $1,716, respectively, and are included in deferred revenue on the accompanying consolidated balance sheets.

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

In March 2006, the multi-year agreement was extended for two broadcast years through the 2007-2008 broadcast season. As of December 31, 2006, $15 million remains to be paid for the 2006-2007 broadcast season under the amended agreement. The broadcast fee for each of the 2006-2007 and 2007-2008 broadcast seasons will be $20,000 as compared to the $25,312 paid for each broadcast year during the initial term of the multi-year agreement. The fee is payable in quarterly installments of $5,000 each year beginning in October 2006. The extended agreement also provides Fox with the option to further extend the agreement through the 2008-2009 broadcast season under the same terms and conditions by providing notice to the Company no later than August 31, 2007.

The costs of 4Kids TV is capitalized and amortized over each broadcast year based on estimated advertising revenue for the related broadcast year. The Company recorded amortization expenses of $22,462, $26,408 and $27,859 for the years ended December 31, 2006, 2005 and 2004, respectively. During the year ended December 31, 2006, the Company paid Fox and certain Fox affiliates $7,058 and $5,491, attributable to the fourth and fifth years’ broadcast fees, respectively, and during calendar year 2005, the Company paid Fox and certain Fox affiliates $6,768 and $19,255, attributable to the third and fourth years’ broadcast fees, respectively. The unamortized portion of these fees of $0 and $6,606 are included in “Prepaid 4Kids TV broadcast fee” on the accompanying consolidated balance sheets as of December 31, 2006 and December 31, 2005, respectively.

In addition to the broadcast fee paid to Fox, the Company incurs additional costs to program the four-hour block and sell the related network advertising time. These costs include direct programming costs to acquire, adapt and deliver programming for the broadcast during the weekly four-hour block as well as additional indirect expenses of advertising sales, promotion and administration.

As of December 31, 2006, the minimum guaranteed payment obligations under the 4Kids TV Broadcast Agreement are as follows:

Year ending December 31,	Amount
2007	$20,000
2008	15,000

Total	$35,000

F-21

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

g.	Contractual Arrangements — During the normal course of business, the Company may enter into various agreements with third parties to license, acquire, distribute, broadcast, develop and/or promote Properties. The terms of these agreements will vary based on the services and/or Properties included within the agreement, as well as, geographic restrictions, duration, property and exploitation condition and results of operations.

h.	Stock Purchases — In November 2005, the Board of Directors authorized the Company to purchase up to 1,000,000 additional shares of the Company’s common stock from time to time through December 31, 2006 in the open market or through negotiated prices. Such purchases are to be made out of the Company’s surplus. No purchases were made in 2006 for the additional 1,000,000 shares.

14. MINORITY INTEREST

On December 11, 2006, 4Kids Digital and CUSA LLC entered into the TC Digital operating agreement. 4Kids Digital holds 53% of the membership interests of TC Digital. Pursuant to the provisions of TC Digital’s operating agreement, 4Kids Digital and CUSA LLC are each entitled to elect two managers to TC Digital’s Management Committee with 4Kids Digital having the right to break any dead-lock.

Minority interest of membership units in TC Digital represents the minority members’ proportionate share of the equity in the entity. Income is allocated to the membership units minority interest based on the ownership percentage throughout the year. At December 31, 2006, the limited partner held 47% of the common units of the entity. The following table summarizes the membership units minority interest loss:

For the year ended December 31, 2006
TC Digital net loss before common units minority interest	$546
Minority interest percentage	47%

Minority interest loss allocation	257
Less: Minority interest allocation related to discontinued operations	--

Total allocation of minority interest loss to continuing operations	257
Less: minority member capital contribution - net of tax of $30	39

Loss in excess of minority interest absorbed by 4Kids Digital	$218

15. INVESTMENT IN UNCONSOLIDATED AFFILIATE

On December 11, 2006, 4Kids Websites purchased from CUSA a 50%, membership interests in TC Websites for approximately $3,200. 4Kids Websites uses the equity method to account for the investment in an unconsolidated affiliate where it does not have control, but has significant influence. Under the terms of the TC Websites operating agreement, 4Kids Websites and CUSA are each entitled to elect two managers to TC Websites’ Management Committee, with 4Kids Websites having the right to break any dead-lock relating to branding issues and CUSA having the right to break any dead-lock relating to operational matters. Generally, the investment in unconsolidated affiliate on the Company’s consolidated balance sheets equals the Company’s proportionate share of equity reported by the unconsolidated affiliate. Investment is assessed for possible impairment when events indicate that the fair value of the investment may be below the Company’s carrying value. In 2006, the Company recorded $218 ($498 less a tax benefit of $280) of equity losses related to the investment, which was included in the determination of net (loss) income.

16. DISCONTINUED OPERATION

In June 2006, the Company announced that the business of its media buying subsidiary, Summit Media, would be terminated effective June 30, 2006. The results of operations for Summit Media are reported as a discontinued operation for the periods ended December 31, 2006, 2005 and 2004, and accordingly, the accompanying consolidated financial statements have been reclassified separately to report the assets, liabilities and operating results of this business.

The following are the summarized results of discontinued operations for the media buying business:

	December 31,
	2006	2005	2004
Net revenues	$2,852	$6,055	$4,117

Income before income taxes	1,181	3,454	1,628
Provision for income taxes	459	1,414	685

Income from discontinued operations	$ 722	$2,040	$ 943

Under the terms of the Settlement Agreement entered into by Summit Media with The Beacon Media Group LLC (“Beacon”), Sheldon Hirsch, Tom Horner and Paul Caldera (the “Beacon Defendants”) on June 19, 2006, relating to the lawsuit filed by Summit Media in Supreme Court, New York County against Beacon and the Beacon Defendants, Summit Media will receive $2,000, in regularly scheduled payments through 2010, in exchange for Summit Media’s discontinuation of the lawsuit. As of December 31, 2006, the Company had received $200 of the scheduled payments related to the lawsuit. The Company has included approximately $1,800 in net revenues for the year ended December 31, 2006, relating to this agreement. In connection with the termination of the Company’s media buying operations, the Company recorded charges for severance and termination benefits in the amount of approximately $333 during the year ended December 31, 2006. The charges were attributable to the elimination of ten positions, primarily representing sales and related support functions in addition to certain other management positions.

The major classes of assets and liabilities of the discontinued operation in the balance sheet are as follows:

	December 31,
	2006	2005
Accounts receivable	$ 24	$2,315
Prepaid expense and other current assets	302	1

Current assets of discontinued operation	$ 326	$2,316

Accounts receivable - non-current	$1,333	$ --

Non-current assets of discontinued operation	$1,333	$ --

Media payable	$ --	$1,450
Accounts payable and accrued expenses	20	36

Current liabilities of discontinued operation	$ 20	$1,486

17. RELATED PARTY TRANSACTIONS

National Law Enforcement and Firefighters Children’s Foundation — The Company’s Chairman and Chief Executive Officer is the founder and President of The National Law Enforcement and Firefighters Children’s Foundation (the “Foundation”). The Foundation is a not-for-profit organization dedicated to helping the children of law enforcement and firefighting personnel and working with law enforcement and firefighting organizations to provide all children with valuable social and life skill programs. During the years ended December 31, 2006, 2005 and 2004, the Company contributed approximately $105, $125 and $93, respectively, to the Foundation.

Brian Lacey — Brian Lacey has been Executive Vice President of International for the Company since July 2003. Prior to joining the Company, Mr. Lacey was the President and founder of Lacey Entertainment, a New York-based worldwide television marketing, production and distribution company (“Lacey”). Until July 2003 (when the agreement was terminated), Lacey provided consulting services to the Company under a fee-based agreement pursuant to which the Company agreed to pay Lacey a percentage of all programming sales placed by Lacey in the international marketplace as the cash payments for such programming sales were received. During the year ended December 31, 2006, Lacey was paid approximately $341 for all remaining obligations with respect to this agreement. As of December 31, 2006 and 2005, the Company has included $0 and $233, respectively, in accounts payable and accrued expenses on its accompanying consolidated balance sheets for remaining obligations due to Lacey under the former agreement.

Chaotic USA Entertainment Group, Inc. (“CUSA”) — On December 11, 2006, 4Kids Digital and Chaotic USA Digital Games LLC (“CUSA LLC”), a wholly owned subsidiary of CUSA, entered into the TCD Agreement with respect to the operation of TC Digital as a joint venture, with 4Kids Digital owning 53% of TC Digital’s membership interests and CUSA LLC owning 47% of TC Digital’s membership interests. TC Digital is treated as a consolidated subsidiary of the Company as a result of its majority ownership in TC Digital and its right to break any dead-locks within the TC Digital Management Committee. Bryan Gannon (“Gannon”) President and Chief Executive Officer of CUSA, and John Milito (“Milito”) Executive Vice President and Chief Operating Officer of CUSA, each owns an interest of approximately 32% in CUSA. Additionally, on December 11, 2006, Gannon and Milito became officers of TC Digital.

During 2006 the Company has entered into the following transactions with CUSA and CUSA LLC, or parties related to Gannon and Milito that are summarized below:

•	Employment Agreements – On December 11, 2006, TC Digital entered into employment agreements through December 31, 2009, with Bryan Gannon, to serve as President and Chief Executive Officer and John Milito, to serve as Executive Vice President. Under the terms of the employment agreements, each of Gannon and Milito will receive an annual base salary of $350 with a one-time signing bonus of $125 and is eligible to receive additional bonuses at the sole discretion of TC Digital’s Management Committee, on which they serve. Gannon and Milito will each receive a minimum bonus of $100 and $200 in 2007 and 2008, respectively, if TC Digital attains 60% of the projected revenues for those years approved by TC Digital’s Management Committee.

•	Chaotic Property Representation Agreement – On December 11, 2006, 4Kids Licensing, CUSA and Apex Marketing, Inc. (“Apex”), a corporation in which Gannon holds 60% of the outstanding capital stock and Milito owns 39% of the outstanding capital stock, entered into an amended and restated Chaotic property representation agreement (“CPRA”) replacing the original Chaotic property representation agreement entered into by the parties in April 2005. Under the terms of the CPRA, 4Kids Licensing is granted exclusive television broadcast and production, merchandising licensing, and home video rights to the “Chaotic” Property worldwide in perpetuity, subject to certain limited exceptions. Under the terms of the CPRA, all “Chaotic” related income less approved merchandising and other expenses shall be distributed 50% to the Company and 50% to CUSA and Apex, excluding trading card royalties which are distributed 53% to 4Kids Digital and 47% to CUSA LLC. Additionally, all approved production expenses for television episodes based on the “Chaotic” property are allocated 50% to 4Kids Licensing and 50% to CUSA and Apex. As of December 31, 2006, there were approximately $2,554 of production expenses and $110 of merchandising expenses owed to 4Kids Licensing by CUSA and Apex collectively.

•	Patent License Agreements – On December 11, 2006, TC Digital and TC Websites each entered into an agreement (the “Patent License Agreements”) with Cornerstone Patent Technologies, LLC (“Cornerstone”), a limited liability company, in which Gannon and Milito both hold a 25% membership interest. Pursuant to the Patent License Agreements, TC Digital and TC Websites obtained exclusive licenses (subject to certain exceptions) to use certain patent rights in connection with “Chaotic” and other trading card games which are uploaded to websites owned and operated by the combined entities. Additionally, each of TC Digital and TC Websites will pay Cornerstone a royalty of 1.5% of the Manufacturers Suggested Retail Price (“MSRP”) for trading cards sold.

•	TCD Agreement – Under the terms of the TCD Agreement entered into by 4Kids Digital and CUSA LLC, TC Digital shall pay the following fees and/or royalties to: (i) 4Kids Digital equal to 3% of TC Digital’s gross revenues up to $350 per year for management services performed; (ii) 4Kids Digital and CUSA equal to 3% of net sales of each pack of trading cards sold; and (iii) Dracco Company, Ltd. equal to (x) 10% of the net sales of “Chaotic” trading cards and (y) an additional 1% of net sales of “Chaotic” trading cards above $50 million during a calendar year. 4Kids Digital is required under the terms of the TCD Agreement and related loan and line of credit agreements to provide loans to TC Digital from time to time in an aggregate amount equal to $8,000 with a maturity date of December 31, 2010 and an interest rate of 12%. Any transaction resulting in the sale of more than 50% of TC Digital’s membership interests or in the sale of all or substantially all of TC Digital’s assets occurring while there is no debt owed from TC Digital to 4Kids Digital under the loan and line of credit or occurring prior to August 31, 2009 requires the consent of members of TC Digital holding two-thirds of its membership interests (as opposed to a majority of its membership interests).
F-24

•	Chaotic Merchandise License Agreement – On December 11, 2006, 4Kids Licensing, CUSA and TC Digital entered into a merchandise licensing agreement pursuant to which 4Kids Licensing and CUSA granted TC Digital exclusive merchandising rights to “Chaotic” trading cards and related accessories through December 31, 2016. Under the terms of the agreement, TC Digital shall pay a royalty on trading cards and all related accessories equal to (i) 4% of net sales to 4Kids Licensing while any amounts are outstanding to 4Kids Digital under the loan agreement or line of credit agreement or (ii) 8% of net sales of such cards and accessories, 53% of which will be paid to 4Kids Licensing and 47% of which will be paid to CUSA.

•	TC Websites Subscription Agreement – On December 11, 2006, CUSA entered into a subscription agreement with TC Websites pursuant to which it acquired 100% of the outstanding membership interests in TC Websites in exchange for the contribution of all its rights to the www.chaoticgames.com website (the “Website”).

•	TC Websites Membership Interest Purchase Agreement – On December 11, 2006, 4Kids Websites purchased from CUSA, a 50% membership interest in TC Websites for $3,200. The purchase price payment was reduced by the principal amount due from CUSA to the Company pursuant to a bridge loan agreement of $300. Additionally, as part of the purchase price payment, 4Kids Websites made payments to CUSA and Epic Cycle Interactive, Inc. (“Epic Cycle”) for $1,705 and $1,195, respectively, for costs previously incurred by CUSA to create and design the website. Gannon currently holds less than a 1% interest in Epic Cycle.

•	Operating Agreement of TC Websites LLC – On December 11, 2006, 4Kids Websites entered into an operating agreement with CUSA for TC Websites. Under the terms of the agreement, TC Websites shall pay fees to: (i) 4Kids Websites equal to 3% of gross revenues of TC Websites with a minimum fee of $100 and a maximum fee of $200 per year for management services; (ii) Gannon equal to $100 for services as a senior executive; and (iii) Milito equal to $100 for services as a senior executive. Each member of TC Websites is obligated to make capital contributions on a pro-rata basis to the extent determined by its Management Committee to be necessary to fund the operation of the Website. Any transaction resulting in the sale of more than 50% of TC Websites’ membership interests or in the sale of all or substantially all of TC Digital’s assets requires the consent of members of TC Websites holding two-thirds of its membership interests (as opposed to a majority of its membership interests).

•	Website Agreement – On December 11, 2006, TC Digital and TC Websites entered into a website agreement pursuant to which TC Websites agrees to operate and maintain the website through December 31, 2031 which will upload codes relating to the “Chaotic” trading card game and store the corresponding information. In consideration for the services provided, TC Digital will pay TC Websites a fee of 1.5% of net sales of “Chaotic” trading cards.

•	Right of First Negotiation Agreement – On December 11, 2006, the Company entered into a letter agreement with TC Digital providing TC Digital with a right of first negotiation for the exploitation of trading card rights within any merchandising rights obtained by the Company as merchandise licensing agent for any third party property and for any property developed and wholly owned by the Company, through December 31, 2009, subject to the terms of the Companys’ obligations to third parties and to other limitations. If the Company and TC Digital are unable to reach an agreement with respect to trading card rights within a specified period following an exercise by TC Digital of the right of first negotiation, the Company will be free to license such trading card rights to third parties on terms no less favorable to the Company as the last offer made to TC Digital during such negotiations.

18. SEGMENT AND RELATED INFORMATION

The Company applies SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company has four reportable segments: (i) Licensing; (ii) Advertising Media and Broadcast; (iii) Television and Film Production/Distribution; and (iv) Trading Card and Game Distribution. The Company’s reportable segments are strategic business units, which, while managed separately, work together as a vertically integrated entertainment company. The Company’s management regularly evaluates the performance of each segment based on its net revenues, profit and loss after all expenses, including amortized film and television costs and the 4Kids TV broadcast fee and interest income.

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

	Licensing	Advertising Media and Broadcast	TV and Film Production/ Distribution	Trading Card and Game Distribution	Total
2006:
Net revenues from external customers	$ 31,677	$ 16,153	$ 23,951	$ --	$ 71,781
Amortization of television
and film costs	--	--	8,041	--	8,041
Amortization of 4Kids TV
broadcast fee	--	22,462	--	--	22,462
Segment profit (loss)	11,475	(14,805)	(1,092)	(571)	(4,993)
Segment assets	140,771	9,493	28,595	2,536	181,395
Interest income	4,086	40	17	--	4,143

2005:
Net revenues from external customers	$ 37,616	$ 18,660	$ 24,331	$ --	$ 80,607
Amortization of television
and film costs	--	--	9,790	--	9,790
Amortization of 4Kids TV
broadcast fee	--	26,408	--	--	26,408
Segment profit (loss)	20,912	(16,041)	(80)	--	4,791
Segment assets	137,384	22,266	24,288	--	183,938
Interest income	2,724	108	2	--	2,834

2004:
Net revenues from external customers	$ 49,903	$ 19,996	$ 29,290	$ --	$ 99,189
Amortization of television
and film costs	--	--	9,639	--	9,639
Amortization of 4Kids TV
broadcast fee	--	27,859	--	--	27,859
Segment profit (loss)	31,268	(14,863)	3,289	--	19,694
Segment assets	160,114	21,089	23,812	--	205,015
Interest income	1,444	25	--	--	1,469

Net revenues from external customers and segment profit from discontinued operations have been excluded from the Advertising, Media and Broadcast segment and are disclosed in Notes 8 and 16. Conversely, discontinued operations relating to segment assets have been included in segment reporting.

Additionally, through the Company’s London office and network of international subagents, which allow it to license its Properties throughout the world, the Company recognized net revenues from international sources primarily in Europe, of $11,357, $10,943 and $8,949 for the years ended 2006, 2005 and 2004, respectively. At December 31, 2006 and 2005, net assets of the Company’s London office were $7,606 and $6,828, respectively.

19. SUMMARIZED QUARTERLY DATA (UNAUDITED)

Following is a summary of the quarterly results of operations for the years ended December 31, 2006 and 2005:

	Fiscal Quarter
2006	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Revenues	$ 19,253	$ 16,672	$ 17,562	$ 18,294

Income (loss) from operations	$ 1,646	$(3,013)	$(2,190)	$(5,579)
Income (loss) from continuing operations
	$ 1,628	$ (622)	$ (231)	$(2,503)
Loss (income) from discontinued operations	(80)	656	(34)	180

Net Income (loss)	$ 1,548	$ 34	$ (265)	$(2,323)

Earnings (loss) per common share:
Basic:
Continuing operations	$ 0.12	$ (0.05)	$ (0.02)	$ (0.19)
Discontinued operations	--	0.05	--	0.01

Earnings (loss) per common share	$ 0.12	$ 0.00	$ (0.02)	$ (0.18)

Diluted:
Continuing operations	$ 0.12	$ (0.05)	$ (0.02)	$ (0.19)
Discontinued operations	--	0.05	--	0.01

Earnings (loss) per common share	$ 0.12	$ 0.00	$ (0.02)	$ (0.18)

	Fiscal Quarter
2005	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Revenues	$19,284	$18,324	$ 19,492	$ 23,507

Income (loss) from operations	$ 2,284	$ 306	$ 2,034	$(2,901)
Income (loss) from continuing operations

	$ 1,797	$ 618	$ 1,798	$(1,184)
Income from discontinued operations
	167	13	180	1,680

Net Income	$ 1,964	$ 631	$ 1,978	$ 496

Earnings (loss) per common share:
Basic:
Continuing operations	$ 0.13	$ 0.05	$ 0.14	$ (0.09)
Discontinued operations	0.02	--	0.01	0.13

Earnings per common share	$ 0.15	$ 0.05	$ 0.15	$ 0.04

Diluted:
Continuing operations	$ 0.13	$ 0.05	$ 0.14	$ (0.09)
Discontinued operations	0.01	--	0.01	0.13

Earnings per common share	$ 0.14	$ 0.05	$ 0.15	$ 0.04

Quarterly amounts for earnings (loss) per share may not agree to annual amount due to rounding. _________________ F-27