Form 10-Q
period 2007-03-31
4 KIDS ENTERTAINMENT INC
filed 2007-05-10
CIK 58592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

      At May 10, 2007, the number of shares outstanding of the Registrant’s common stock, par value $.01 per share, was 13,183,718.

4Kids Entertainment, Inc. and Subsidiaries

Table of Contents

Page #

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2007 (Unaudited) and December 31, 2006	2

	Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2007 and 2006	3

	Consolidated Statements of Stockholders' Equity and Comprehensive Loss for the three months ended March 31, 2007 (Unaudited) and the year ended December 31, 2006	4

	Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2007 and 2006	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	25

Part II—OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 6.	Exhibits	26

Signatures	27

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
March 31, 2007 AND DECEMBER 31, 2006
(In thousands of dollars, except share data)

Assets	2007	2006
Current assets:	(Unaudited)
Cash and cash equivalents	$ 17,341	$ 18,066
Investments	94,320	92,910

Total cash, cash equivalents and investments	111,661	110,976

Accounts receivable - net	21,863	27,944
Prepaid income taxes	6,625	5,924
Prepaid expenses and other current assets	5,150	3,916
Current assets from discontinued operations	305	326
Deferred income taxes	688	707

Total current assets	146,292	149,793

Property and equipment - net	2,107	2,126

Other assets:
Accounts receivable - noncurrent, net	220	138
Investment in unconsolidated affiliate	2,741	2,702
Film and television costs - net	15,306	14,827
Non-current assets from discontinued operations	1,351	1,333
Deferred income taxes - noncurrent	1,488	1,733
Other assets - net	10,463	8,743

Total assets	$179,968	$181,395

Liabilities and stockholders' equity

Current liabilities:
Due to licensors	$ 7,824	$ 6,536
Accounts payable and accrued expenses	12,882	14,317
Current liabilities from discontinued operations	24	20
Deferred revenue	3,963	5,014

Total current liabilities	24,693	25,887

Deferred rent	704	771

Total liabilities	25,397	26,658

Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $.01 par value - authorized, 3,000,000 shares; none issued	--	--
Common stock, $.01 par value - authorized, 40,000,000 shares;
issued, 14,933,718 and 14,933,218 shares; outstanding 13,183,718 and
13,183,218 shares in 2007 and 2006, respectively	149	149
Additional paid-in capital	62,865	62,859
Accumulated other comprehensive income	1,362	1,329
Retained earnings	123,444	123,649

	187,820	187,986
Less- cost of 1,750,000 treasury shares in 2007 and 2006	33,249	33,249

	154,571	154,737

Total liabilities and stockholders' equity	$179,968	$181,395

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(In thousands of dollars, except share data)

	Three Months Ended March 31,
	2007	2006
Net revenues	$ 14,931	$ 19,253

Costs and expenses:
Selling, general and administrative	8,963	8,277
Production service costs	1,780	2,876
Amortization of television and film costs	1,687	1,646
Amortization of 4Kids TV broadcast fee	4,419	4,808

Total costs and expenses	16,849	17,607

(Loss) income from operations	(1,918)	1,646

Interest income	1,087	887

(Loss) income before income taxes	(831)	2,533

(Benefit from) provision for income taxes	(677)	905

Loss from unconsolidated operations - net of a tax benefit of $42	(51)	--

(Loss) income from continuing operations	(205)	1,628

Loss from discontinued operations	--	(80)

Net (loss) income	$ (205)	$ 1,548

Per share amounts:
Basic (loss) earnings per common share
Continuing operations	$ (0.02)	$ 0.12
Discontinued operations	0.00	0.00

Basic (loss) earnings per common share	$ (0.02)	$ 0.12

Diluted (loss) earnings per common share
Continuing operations	$ (0.02)	$ 0.12
Discontinued operations	0.00	0.00

Diluted (loss) earnings per common share	$ (0.02)	$ 0.12

Weighted average common shares
outstanding - basic	13,183,279	13,076,896

Weighted average common shares
outstanding - diluted	13,183,279	13,368,231

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED) AND YEAR ENDED DECEMBER 31, 2006
(In thousands of dollars and shares)

	Common Shares	Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Less: Treasury Stock	Total

BALANCE, DECEMBER 31, 2005	14,826	$148	$61,415	$124,655	$428	$(33,249)	$ 153,397
Proceeds from exercise of stock options	107	1	1,256	--	--	--	1,257
Tax benefit from exercise of stock
options	--	--	188	--	--	--	188

Comprehensive loss:

Net loss	--	--	--	(1,006)	--	--	(1,006)

Translation adjustment	--	--	--	--	901	--	901

Total comprehensive loss	--	--	--	--	--	--	(105)

BALANCE, DECEMBER 31, 2006	14,933	$149	$62,859	$123,649	$1,329	$(33,249)	$ 154,737
Proceeds from exercise of stock options	1	--	6	--	--	--	6

Comprehensive loss:

Net loss	--	--	--	(205)	--	--	(205)

Translation adjustment	--	--	--	--	33	--	33

Total comprehensive loss	--	--	--	--	--	--	(172)

BALANCE, MARCH 31, 2007	14,934	$149	$62,865	$123,444	$1,362	$(33,249)	$ 154,571

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(In thousands of dollars)

	2007	2006
Cash flows from operating activities:
Net (loss) income	$ (205)	$ 1,548
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities - continuing operations:
Depreciation and amortization	236	257
Amortization of television and film costs	1,687	1,646
Amortization of 4Kids TV broadcast fee	4,419	4,808
(Recovery of) provision for doubtful accounts	(23)	239
Deferred income taxes	264	365
Loss on investment in unconsolidated affiliate	93	--
Changes in operating assets and liabilities:
Accounts receivable	6,036	7,817
Film and television costs	(2,166)	(2,828)
Prepaid income taxes	(701)	281
Prepaid 4Kids TV broadcast fee	(4,419)	(3,159)
Prepaid expenses and other current assets	(1,234)	(1,212)
Other assets - net	(1,720)	(690)
Due to licensors	1,288	2,767
Accounts payable and accrued expenses	(1,438)	993
Deferred revenue	(1,051)	(407)
Deferred rent	(67)	(54)

Net cash provided by operating activities - continuing operations	999	12,371
Net cash provided by operating activities - discontinued operations	7	264

Net cash provided by operating activities	1,006	12,635

Cash flows from investing activities:
Proceeds from maturities of investments	24,320	39,384
Purchase of investments	(25,730)	(74,650)
Purchase of property and equipment	(217)	(36)
Purchase of investment in unconsolidated affiliate	(132)	--

Net cash used in investing activities	(1,759)	(35,302)

Cash flows from financing activities:
Proceeds from exercise of stock options	6	23
Tax benefit on exercise of stock options	--	4

Net cash provided by financing activities	6	27

Effects of exchange rate changes on cash and cash equivalents	22	74

Net decrease in cash and cash equivalents	(725)	(22,566)

Cash and cash equivalents, beginning of period	18,066	35,142

Cash and cash equivalents, end of period	$ 17,341	$ 12,576

Supplemental disclosure of cash flow information:
Cash paid during period for:
Income Taxes	$ --	$ 63

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands of dollars, except share and per share data)

1. DESCRIPTION OF BUSINESS

General Development and Narrative Description of Business — 4Kids Entertainment, Inc., together with the subsidiaries through which its businesses are conducted (the “Company”), is a diversified entertainment and media company specializing in the youth oriented market with operations in the following business segments: (i) Licensing; (ii) Advertising Media and Broadcast; (iii) Television and Film Production/Distribution; and (iv) Trading Card and Game Distribution. The Company was organized as a New York corporation in 1970.

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

Through its wholly-owned subsidiary, 4Kids Websites, Inc., the Company owns 50% of TC Websites LLC, a Delaware limited liability company (“TC Websites”), that will own and operate www.chaoticgame.com, the companion website for the “Chaotic” trading card game. 4Kids Websites purchased its 50% membership interest in TC Websites from CUSA on December 11, 2006. Under the terms of TC Websites’ operating agreement (“TCW Agreement”), 4Kids Websites and CUSA are each entitled to elect two managers to TC Websites’ Management Committee, with 4Kids Websites having the right to break any dead-lock relating to advertising and marketing issues and CUSA having the right to break any dead-lock relating to operational matters. Due to the fact that the Company does not have final decision making power on operational matters, the equity method of accounting is applied.

TC Digital and TC Websites are the exclusive licensees of certain patents covering the uploading of coded trading cards to a website where online game play and community activities occur. The Company believes that its ownership interests in TC Digital and TC Websites represent a potentially significant addition to its business strategy. These two businesses should enable the Company to offer traditional trading card game play with an online digital play experience. In addition, it is anticipated that TC Digital and TC Websites will diversify their product lines and will ultimately distribute and sell, and create websites for, other trading card games.

Certain of the Company’s executive officers have interests in CUSA, CUSA LLC and certain other entities in which TC Digital and TC Websites have engaged in transactions since their formation. Information regarding these relationships can be found in Note 8 of the Notes to the Company’s consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The consolidated financial statements, except for the December 31, 2006 consolidated balance sheet and the consolidated statement of stockholders’ equity and comprehensive loss for the year ended December 31, 2006, are unaudited. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2007 and December 31, 2006 and the results of operations for the three months ended March 31, 2007 and 2006, and stockholders’ equity and comprehensive loss for the three months ended March 31, 2007 and the year ended December 31, 2006, and cash flows for the three months ended March 31, 2007 and 2006. Because of the inherent seasonality and changing trends of the toy, game, entertainment and advertising industries, operating results for the Company on a quarterly basis may not be indicative of operating results for the full year.

In connection with the termination of the operations of Summit Media, the media buying operations has been classified as a discontinued operation. As further discussed in Note 12 of the Notes to the Company’s consolidated financial statements, the consolidated financial statements have been reclassified to reflect the reporting of this business as a discontinued operation.

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes the financial statement recognition and measurement criteria for a tax position taken or expected to be taken in a tax return. FIN 48 also requires additional disclosures related to uncertain income tax positions. See Note 5, “Income Taxes”, for further information.

The consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2006, which are included in the Company’s Annual Report on Form 10-K with respect to such period that has been filed with the Securities and Exchange Commission (the “SEC”). All significant intercompany accounts and transactions have been eliminated. The December 31, 2006 consolidated balance sheet amounts are derived from the Company’s audited consolidated financial statements.

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

Production and adaptation costs charged to the licensor are included in net revenues and the corresponding costs are included in production service costs in the accompanying consolidated statements of operations. Production service costs included in net revenues amounted to $1,717 and $2,433 for the three months ended March 31, 2007 and 2006, respectively.

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

Reclassifications — Certain reclassifications have been made to prior year amounts to conform to the 2007 presentation.

Translation of Foreign Currency — In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, the Company classifies items of other comprehensive income by their nature in the financial statements and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet. The assets and liabilities of the Company’s foreign subsidiary, 4Kids International, have been recorded in their local currency and translated to U.S. dollars using period-end exchange rates. Income and expense items have been translated at the average rate of exchange prevailing during the period. Any adjustment resulting from translating the financial statements of the foreign subsidiary is reflected as “other comprehensive income,” net of related tax. Comprehensive (loss) income for the three months ended March 31, 2007 and 2006, was $(172) and $1,622, respectively, which included translation adjustments of $33 and $74 for the respective periods.

Recently Issued Accounting Pronouncements –Accounting for Uncertainty in Income Taxes — In June 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS No. 109 Accounting for Income Taxes (“SFAS No. 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 is effective for the period beginning January 1, 2007. The adoption of this interpretation did not have a material effect on the Company’s consolidated financial position or results of operations.

Fair Value Measurements – In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines “fair value”, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact the adoption of SFAS 157 will have on its consolidated financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). This bulletin expresses the SEC’s views regarding the process of quantifying financial statement misstatements. The interpretations in this bulletin were issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. The Company adopted the provisions of SAB No. 108 as of December 31, 2006. The adoption had no impact on the Company’s consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB No. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires that the funded status of defined benefit postretirement plans be recognized on companies’ balance sheets and that changes in the funded status be reflected in comprehensive income, effective for fiscal years ending after December 15, 2006. SFAS 158 also requires companies to measure the funded status of each such plan as of the date of its fiscal year-end, effective for fiscal years ending after December 15, 2008. Since the Company does not currently have a defined benefit postretirement plan, the adoption of SFAS 158 did not have any impact on its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact the adoption of SFAS 159 will have on its consolidated financial position and results of operations.

3. STOCK-BASED EMPLOYEE COMPENSATION

The Company has stock-based compensation plans for employees and non-employee members of the Board of Directors. The plans provide for discretionary grants of stock options, restricted stock shares, and other stock-based awards. The plans are administered by the Compensation Committee of the Board of Directors, consisting of non-employee directors.

Effective January 1, 2006, the Company adopted SFAS No. 123-R (revised 2004), Share-Based Payments, utilizing the modified prospective method whereby prior periods are not restated for comparability. SFAS 123-R requires recognition of stock-based compensation expense in the statement of operations over the vesting period based on the fair value of the award at the grant date. Previously, the Company used the intrinsic value method under APB No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), as amended by related interpretations of the FASB. Under APB No. 25, no compensation cost was recognized for stock options because the quoted market price of the stock at the grant date was equal to the amount per share the employee had to pay to acquire the stock after fulfilling the vesting period. SFAS 123-R supersedes APB No. 25 as well as SFAS 123, Accounting for Stock-Based Compensation, which permitted pro forma footnote disclosures to report the difference between the fair value method and the intrinsic value method. The Company did not grant any stock options during the three months ended March 31, 2007, and at January 1, 2006, all of the Company’s outstanding options were fully vested. Consequently, the adoption of this pronouncement did not have a material effect on the Company’s consolidated financial position or results of operations.

The following table summarizes activity under our stock option plans for the three months ended March 31, 2007:

	Shares (In thousands)	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at beginning of period	2,281	$17.90
Grants	--	--
Exercised	(1)	11.80
Forfeited	(350)	20.53

Outstanding at end of period	1,930	$17.42	2.36	$7,082

Exercisable at end of period	1,930	$17.42	2.36	$7,082

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the closing price. As of March 31, 2007, we had options outstanding to purchase an aggregate of 659 shares with an exercise price below the quoted price of our stock, resulting in an aggregate intrinsic value of $7,082. During the three months ended March 31, 2007 and 2006, the aggregate intrinsic value of options exercised under our stock option plans was $4 and $9, respectively, determined as of the date of exercise.

Restricted Stock Awards

Pursuant to its long-term incentive compensation plans, the Company granted restricted stock awards on May 23, 2006 and June 15, 2006 for approximately 145,000 and 4,000 shares, respectively. The restricted stock awards were granted to certain employees, including officers and members of the Board of Directors, at a grant price of $16.52 and $15.78, respectively (the average of the high and low stock price from the previous day of trading). The restricted stock awards vest annually from the date of grant over a period of four years with accelerated vesting upon a change of control of the Company (as defined in the applicable plan). During the restriction period, award holders do not have the rights of stockholders and cannot transfer ownership. Additionally, nonvested shares of award holders are subject to forfeiture. These awards are forfeited and revert to the Company in the event of employment termination, except in the case of death, disability, retirement or other specified events.

A summary of restricted stock award activity under the Company’s long-term incentive compensation plans as of March 31, 2007 and changes during the three months then ended is presented as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2007	138	$16.50

Granted	--	--
Vested	--	--
Forfeited	(1)	16.52

Converted	--	--

Outstanding at March 31, 2007	137	$16.50

As of March 31, 2007, there was approximately $1,782 of unrecognized compensation cost related to restricted stock awards granted under the Company’s long-term incentive compensation plans. The cost is expected to be recognized over a remaining weighted-average period of 3.15 years. There were no shares of restricted stock that vested during the three months ended March 31, 2007.

Availability for Future Issuance — As of March 31, 2007, (i) options to purchase 679 shares of the Company’s common stock were available for future issuance under the Company’s stock option plans and (ii) options to purchase a maximum of 652 shares of the Company’s common stock were available for future issuance under the Company’s long-term incentive compensation plans, reduced by 4 shares for each share of restricted stock awarded in the future under such plans.

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

The Company has deferred all amounts received under the contract, and recognizes revenue as the Current Music Assets and Future Music Assets generate revenue over the contract term. Notwithstanding the foregoing, as of the date the Company has delivered all of the Future Music Assets required under the contract, any portion of the $5,000 that remains deferred and not recognized, will be recognized as revenue. Pursuant to the above, the Company recognized revenues of $74 and $189 for the three months ended March 31, 2007 and 2006, respectively. The Company has included $2,381 and $2,455 as deferred revenue on the accompanying consolidated balance sheets as of March 31, 2007 and December 31, 2006, respectively.

Home Video — At various dates since May 2002, 4Kids Home Video entered into various agreements with an unaffiliated third party home video distributor (the “Video Distributor”) pursuant to which 4Kids Home Video provides ongoing advertising, marketing and promotional services with respect to certain home video titles that are owned or controlled by the Company and which are distributed by the Video Distributor. The Video Distributor has paid the Company cumulative advances of $4,119 against 4Kids Home Video’s share of the distribution and service fee proceeds to be realized by 4Kids Home Video from such titles. Pursuant to the above, the Company recognized revenue of $36 and $26 for the three months ended March 31, 2007 and 2006, respectively. The Company has included $505 and $541 as deferred revenue on the accompanying consolidated balance sheets as of March 31, 2007 and December 31, 2006, respectively.

Other Agreements — In addition, the Company entered into other agreements for various Properties and advertising time on 4Kids TV in which the Company has received certain advances and/or minimum guarantees. As of March 31, 2007 and December 31, 2006, the unearned portion of these advances and guaranteed payments was $1,077 and $2,018, respectively, and is included in deferred revenue on the accompanying consolidated balance sheets.

5. INCOME TAXES

The (benefit from) provision for income taxes consisted of the following:

	Three Months Ended March 31,
	2007	2006
Current	$ (941)	$ 541
Deferred	264	364

Total	$ (677)	$ 905

The Company adopted the provisions of FIN 48, effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 is effective for the period beginning January 1, 2007. The adoption of this interpretation did not have a material effect on the Company’s consolidated financial position or results of operations.

The Company and its consolidated subsidiaries file income tax returns in the United States and in the United Kingdom. The Company is no longer subject to examinations by income tax authorities in most jurisdictions for years prior to 2003.

6. STOCKHOLDERS’ EQUITY

Restricted Stock Awards – Pursuant to its long-term incentive compensation plans, the Company granted restricted stock awards on May 23, 2006 and June 15, 2006 for approximately 145,000 and 4,000 underlying shares, respectively. The restricted stock was granted to certain employees, including officers and members of the Board of Directors, at a grant price of $16.52 and $15.78, respectively (the average of the high and low stock price from the previous day of trading). The restricted stock awards vest annually from the date of grant over a period of four years.

7. LEGAL PROCEEDINGS

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

8. RELATED PARTY

National Law Enforcement and Firefighters Children’s Foundation — The Company’s Chairman and Chief Executive Officer is the founder and President of The National Law Enforcement and Firefighters Children’s Foundation (the “Foundation”). The Foundation is a not-for-profit organization dedicated to helping the children of law enforcement and firefighting personnel and working with law enforcement and firefighting organizations to provide all children with valuable social and life skill programs. During the three months ended March 31, 2007 and 2006, the Company contributed to the Foundation, approximately $30 for each of the respective periods.

Chaotic USA Entertainment Group, Inc. (“CUSA”) — On December 11, 2006, 4Kids Digital and Chaotic USA Digital Games LLC (“CUSA LLC”), a wholly owned subsidiary of CUSA, entered into the TCD Agreement with respect to the operation of TC Digital as a joint venture, with 4Kids Digital owning 53% of TC Digital’s membership interests and CUSA LLC owning 47% of TC Digital’s membership interests. TC Digital is treated as a consolidated subsidiary of the Company as a result of its majority ownership in TC Digital and its right to break any dead-locks within the TC Digital Management Committee. Bryan Gannon (“Gannon”), President and Chief Executive Officer of CUSA and John Milito (“Milito”), Executive Vice President and Chief Operating Officer of CUSA, each own an interest of approximately 32% in CUSA. Additionally, on December 11, 2006, Gannon and Milito became officers of TC Digital.

As of March 31, 2007, the Company has entered into the following transactions with CUSA and CUSA LLC, or parties related to Gannon and Milito that are summarized below:

•	Employment Agreements – On December 11, 2006, TC Digital entered into employment agreements through December 31, 2009, with Bryan Gannon, to serve as its President and Chief Executive Officer and John Milito, to serve as its Executive Vice President. Under the terms of the employment agreements, each of Gannon and Milito will receive an annual base salary of $350 with a one-time signing bonus of $125 and is eligible to receive additional bonuses at the sole discretion of TC Digital’s Management Committee, on which they serve. Gannon and Milito will each receive a minimum bonus of $100 and $200 in 2007 and 2008, respectively, if TC Digital attains 60% of the projected revenues for those years approved by TC Digital’s Management Committee.

•	Chaotic Property Representation Agreement – On December 11, 2006, 4Kids Licensing, CUSA and Apex Marketing, Inc. (“Apex”), a corporation in which Gannon holds 60% of the outstanding capital stock and Milito owns 39% of the outstanding capital stock, entered into an amended and restated Chaotic property representation agreement (“CPRA”) replacing the original Chaotic property representation agreement entered into by the parties in April 2005. Under the terms of the CPRA, 4Kids Licensing is granted exclusive television broadcast and production, merchandising licensing, and home video rights to the “Chaotic” Property worldwide in perpetuity, subject to certain limited exceptions. Under the terms of the CPRA, all “Chaotic” related income less approved merchandising and other expenses shall be distributed 50% to the Company and 50% to CUSA and Apex, excluding trading card royalties which are distributed 53% to 4Kids Digital and 47% to CUSA LLC. Additionally, all approved production expenses for television episodes based on the “Chaotic” property are allocated 50% to 4Kids Licensing and 50% to CUSA and Apex. As of March 31, 2007, there were approximately $3,364 of production expenses and $102 of merchandising expenses owed to 4Kids Licensing by CUSA and Apex collectively.

•	Patent License Agreements – On December 11, 2006, TC Digital and TC Websites each entered into an agreement (the “Patent License Agreements”) with Cornerstone Patent Technologies, LLC (“Cornerstone”), a limited liability company, in which Gannon and Milito both hold a 25% membership interest. Pursuant to the Patent License Agreements, TC Digital and TC Websites obtained exclusive licenses (subject to certain exceptions) to use certain patent rights in connection with “Chaotic” and other trading card games which are uploaded to websites owned and operated by the combined entities. Additionally, each of TC Digital and TC Websites will pay Cornerstone a royalty of 1.5% of the Manufacturers Suggested Retail Price (“MSRP”) for trading cards sold. As of March 31, 2007 no cards had been sold.

•	TCD Agreement – Under the terms of the TCD Agreement entered into by 4Kids Digital and CUSA LLC, TC Digital is obligated to pay the following fees and/or royalties to: (i) 4Kids Digital equal to 3% of TC Digital’s gross revenues up to $350 per year for management services performed; (ii) 4Kids Digital and CUSA equal to 3% of net sales of each pack of trading cards sold; and (iii) Dracco Company Ltd. equal to (x) 10% of the net sales of “Chaotic” trading cards and (y) an additional 1% of net sales of “Chaotic” trading cards above $50 million during a calendar year. 4Kids Digital is required under the terms of the TCD Agreement and the related loan and line of credit agreements to provide loans to TC Digital from time to time in an aggregate amount equal to $8,000 with a maturity date of December 31, 2010 and an interest rate of 12%. Any transaction resulting in the sale of more than 50% of TC Digital’s membership interests or in the sale of all or substantially all of TC Digital’s assets occurring while there is no debt owed from TC Digital to 4Kids Digital under the loan and line of credit or occurring prior to August 31, 2009 requires the consent of members of TC Digital holding two-thirds of its membership interests (as opposed to a majority of its membership interests). As of March 31, 2007, no royalties had been paid under this agreement.

•	Chaotic Merchandise License Agreement – On December 11, 2006, 4Kids Licensing, CUSA and TC Digital entered into a merchandise licensing agreement pursuant to which 4Kids Licensing and CUSA granted TC Digital exclusive rights to manufacture, produce and license “Chaotic” trading cards and related accessories through December 31, 2016. Under the terms of the agreement, TC Digital is obligated to pay a royalty on trading cards and all related accessories equal to (i) 4% of net sales to 4Kids Licensing while any amounts are outstanding to 4Kids Digital under the loan agreement or line of credit agreement or (ii) 8% of net sales of such cards and accessories, 53% of which will be paid to 4Kids Licensing and 47% of which will be paid to CUSA. As of March 31, 2007, no royalties had been paid under this agreement.

•	Operating Agreement of TC Websites LLC – On December 11, 2006, 4Kids Websites entered into an operating agreement with CUSA for TC Websites. Under the terms of the agreement, TC Websites is obligated to pay fees to: (i) 4Kids Websites equal to 3% of gross revenues of TC Websites with a minimum fee of $100 and a maximum fee of $200 per year for management services; (ii) Gannon equal to $100 for services as a senior executive; and (iii) Milito equal to $100 for services as a senior executive. Each member of TC Websites is obligated to make capital contributions on a pro-rata basis to the extent determined by its Management Committee, which is controlled by CUSA with respect to operational matters, to be necessary to fund the operation of the Website. Any transaction resulting in the sale of more than 50% of TC Websites’ membership interests or in the sale of all or substantially all of TC Digital’s assets requires the consent of members of TC Websites holding two-thirds of its membership interests (as opposed to a majority of its membership interests).

•	Website Agreement – On December 11, 2006, TC Digital and TC Websites entered into a website agreement pursuant to which TC Websites agrees to operate and maintain the website through December 31, 2031 which will upload codes relating to the “Chaotic” trading card game and store the corresponding information. In consideration for the services provided, TC Digital will pay TC Websites a fee of 1.5% of net sales of “Chaotic” trading cards. As of March 31, 2007, no royalties had been paid under this agreement.

•	Right of First Negotiation Agreement – On December 11, 2006, the Company entered into a letter agreement with TC Digital providing TC Digital with a right of first negotiation for the license of trading card rights represented by the Company as merchandise licensing agent for any third party property and for any property developed and wholly owned by the Company, through December 31, 2009, subject to the terms of the Company’s obligations to third parties and to other limitations. If the Company and TC Digital are unable to reach an agreement with respect to trading card rights within a specified period, the Company will be free to license such trading card rights to third parties on terms no less favorable to the Company as the last offer made to TC Digital during such negotiations.

9. COMMITMENTS AND CONTINGENCIES

a.	4Kids TV Broadcast Agreement — In January 2002, the Company entered into a multi-year agreement with Fox to lease Fox’s Saturday morning programming block which airs principally on Saturday mornings from 8am to 12pm eastern/pacific time (7am to 11am central time) (“4Kids TV”). The Company provides substantially all programming content to be broadcast on 4Kids TV and retains all of the revenue from network advertising sales for the four-hour time period. 4Kids Ad Sales manages and accounts for the ad revenue and costs associated with 4Kids TV.

In March 2006, the multi-year agreement was extended for two broadcast years through the 2007-2008 broadcast season. As of March 31, 2007, no amounts remain to be paid for the 2006-2007 broadcast season under the amended agreement. The time-buy fee for each of the 2006-2007 and 2007-2008 broadcast seasons is $20,000 as compared to the $25,312 paid for each broadcast year during the initial term of the multi-year agreement. The fee is payable in quarterly installments of $5,000 each year beginning in October 2006. The extended agreement also provides Fox with the option to further extend the agreement through the 2008-2009 broadcast season under the same terms and conditions by providing notice to the Company no later than August 31, 2007.

The costs of 4Kids TV is capitalized and amortized over each broadcast year based on estimated advertising revenue for the related broadcast year. The Company recorded amortization expenses of $4,419 and $4,808 for the three months ended March 31, 2007 and 2006, respectively. During the three months ended March 31, 2007, the Company paid Fox and certain Fox affiliates $5,044 attributable to the fifth years’ broadcast fees, and during calendar year 2006, the Company paid Fox and certain Fox affiliates $7,058 and $5,491 attributable to the fourth and fifth years’ broadcast fees, respectively. All fees paid to Fox and certain Fox affiliates for the fourth and fifth years’ broadcast seasons were completely amortized as of March 31, 2007 and December 31, 2006.
13

In addition to the time-buy fee paid to Fox, the Company incurs additional costs to program the four-hour block and sell the related network advertising time. These costs include direct programming costs to acquire, adapt and deliver programming for the broadcast during the weekly four-hour block as well as additional indirect expenses of advertising sales, promotion and administration.

As of March 31, 2007, the minimum guaranteed payment obligations under the 4Kids TV Broadcast Agreement are as follows:

Year ending December 31,	Amount
2007	$15,000
2008	15,000

Total	$30,000

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

10. MINORITY INTEREST

On December 11, 2006, 4Kids Digital and CUSA LLC entered into the TCD Agreement. 4Kids Digital holds 53% of the membership interests of TC Digital. Pursuant to the provisions of the TCD Agreement, 4Kids Digital and CUSA LLC are each entitled to elect two managers to TC Digital’s Management Committee with 4Kids Digital having the right to break any dead-lock.

Minority interest of membership units in TC Digital represents the minority members’ proportionate share of the equity in the entity. Income is allocated to the membership units minority interest based on the ownership percentage throughout the year. As of March 31, 2007, the minority member held 47% of the common units of the entity.   For the three months ended March 31, 2007, 4Kids Digital absorbed the entire loss associated with the operations of TC Digital, as noted below. Future profits of TC Digital will not be allocated to the minority member until such time that 4Kids Digital has recouped all losses incurred to date from the operations of TC Digital. The following table summarizes the membership units minority interest loss:

Three Months Ended March 31, 2007
TC Digital net loss before common units minority interest	$(558)
Minority interest percentage	47%

Minority interest loss allocation	(262)
Less: Minority interest allocation related to discontinued operations	--

Total allocation of minority interest loss to continuing operations	(262)
Less: minority member capital contribution	--

Loss in excess of minority interest absorbed by 4Kids Digital	$(262)

11. INVESTMENT IN UNCONSOLIDATED AFFILIATE

On December 11, 2006, 4Kids Websites purchased a 50% membership interest in TC Websites from CUSA for approximately $3,200. 4Kids Websites uses the equity method to account for the investment in an unconsolidated affiliate where it does not have control, but has significant influence. Under the terms of the TCW Agreement, 4Kids Websites and CUSA are each entitled to elect two managers to TC Websites’ Management Committee, with 4Kids Websites having the right to break any dead-lock relating to branding issues and CUSA having the right to break any dead-lock relating to operational matters. Generally, the investment in unconsolidated affiliate on the Company’s consolidated balance sheets equals the Company’s proportionate share of equity reported by the unconsolidated affiliate. The investment is assessed for possible impairment when events indicate that the fair value of the investment may be below the Company’s carrying value. As of March 31, 2007, the Company recorded $51 ($93 less a tax benefit of $42) of equity losses related to the investment, which was included in the determination of net loss. The following is a summary of the financial information for the Company’s unconsolidated affiliate, TC Websites:

March 31, 2007
Balance Sheet Data:

Total assets	$ 1,859

Total liabilities	624

Three Months Ended March 31, 2007

Income Statement Data:

Net revenues	$ --

Loss before income taxes	(185)

Net loss	(102)

12. DISCONTINUED OPERATION

In June 2006, the Company announced that the business of its media buying subsidiary, Summit Media, would be terminated effective June 30, 2006. The results of operations for Summit Media are reported as a discontinued operation for the three months ended March 31, 2007 and 2006, and accordingly, the accompanying consolidated financial statements have been reclassified separately to report the assets, liabilities and operating results of this business.

The following are the summarized results of discontinued operations for the media buying business:

	Three Months Ended March 31,
	2007	2006
Net revenues	$ --	$ 542

Loss before income taxes	--	(162)
Benefit from income taxes	--	(82)

Net loss from discontinued operations	$ --	$(80)

Under the terms of the Settlement Agreement entered into by Summit Media with The Beacon Media Group LLC (“Beacon”), Sheldon Hirsch, Tom Horner and Paul Caldera (the “Beacon Defendants”) on June 19, 2006, relating to the lawsuit filed by Summit Media in Supreme Court, New York County against Beacon and the Beacon Defendants, Summit Media will receive $2,000, in regularly scheduled payments through 2010, in exchange for Summit Media’s discontinuation of the lawsuit. The Company has included approximately $1,800 in net revenues for the year ended December 31, 2006, relating to this agreement. As of March 31, 2007, the Company had received $200 of the scheduled payments related to the lawsuit.

The major classes of assets and liabilities of the discontinued operation in the balance sheet are as follows:

	March 31, 2007	December 31, 2006
Accounts receivable	$ 5	$ 24
Prepaid expense and other current assets	300	302

Current assets from discontinued operations	$ 305	$ 326

Accounts receivable - non-current	$1,351	$1,333

Non-current assets from discontinued operations	$1,351	$1,333

Media payable	$ 1	$ --
Accounts payable and accrued expenses	23	20

Current liabilities from discontinued operations	$ 24	$ 20

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company’s Television and Film Production/Distribution segment records inter-segment revenues and the Company’s Advertising Media and Broadcast segment records inter-segment charges related to the estimated acquisition costs of episodic television series for broadcast. In the opinion of management, such acquisition costs represent the estimated fair value which would have been incurred in a transaction between unaffiliated third parties on an arms length basis. All inter-segment transactions have been eliminated in consolidation.

	Licensing	Advertising Media and Broadcast	TV and Film Production/ Distribution	Trading Card and Game Distribution	Total
Three Months Ended March 31, 2007:
Net revenues from external customers	$ 7,930	$ 3,415	$ 3,586	$ --	$ 14,931
Amortization of television
and film costs	--	--	1,687	--	1,687
Amortization of 4Kids TV
broadcast fee	--	4,419	--	--	4,419
Segment profit (loss)	4,218	(3,840)	(419)	(790)	(831)
Interest income	1,033	18	36	--	1,087
Segment assets	137,998	5,920	31,970	4,080	179,968

2006:
Net revenues from external customers	$ 9,507	$ 3,608	$ 6,138	$ --	$ 19,253
Amortization of television
and film costs	--	--	1,646	--	1,646
Amortization of 4Kids TV
broadcast fee	--	4,808	--	--	4,808
Segment profit (loss)	5,282	(3,040)	291	--	2,533
Interest income	882	5	--	--	887
Segment assets	151,083	10,426	26,001	--	187,510

Net revenues from external customers and segment profit from discontinued operations have been excluded from the Advertising, Media and Broadcast segment and are disclosed in Note 12. Conversely, discontinued operations relating to segment assets have been included in segment reporting.

Additionally, through the Company’s London office and network of international subagents, which allow it to license its Properties throughout the world, the Company recognized net merchandise licensing revenues from international sources, primarily in Europe, of $2,471 and $2,717 for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007 and 2006, net assets of the Company’s London office were $7,387 and $7,154, respectively.

***************

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands of dollars unless otherwise specified)

Overview

The Company’s operating results for the three months ended March 31, 2007 reflect an overall decrease in production service revenue, domestic broadcast sales and licensing revenues from the Properties as compared to the three months ended March 31, 2006. The decrease in production service revenue is primarily attributable to the decline in the production of the “Pokémon”, “Teenage Mutant Ninja Turtles” and “One Piece” television series, partially offset by increased production service revenue on the “Chaotic” television series. The decrease in the licensing segment resulted primarily from reduced revenue on the “Yu-Gi-Oh!” Property worldwide and an overall reduction in licensing internationally. The results for the three months ended March 31, 2007 were also negatively impacted by increased selling, general and administrative expenses associated with the operations of the business, including the newly formed Trading Card and Game Distribution segment, partially offset by decreased production service costs related to television and film costs.

General

The Company receives revenues from the following three of its business segments: (i) Licensing; (ii) Advertising, Media and Broadcasting; and (iii) Television and Film Production/Distribution, and expects to receive revenue in the future from the Trading Card and Game Distribution business segment. The Company typically derives a substantial portion of its licensing revenues from a small number of Properties, which usually generate revenues for only a limited period of time. The Company’s revenues are highly subject to changing trends in the toy, game and entertainment businesses, potentially causing dramatic increases and decreases from year to year due to the popularity of particular Properties. It is not possible to accurately predict the length of time a property will be commercially successful and/or if a property will be commercially successful at all. Popularity of properties can vary from months to years. As a result, the Company’s revenues from particular Properties may fluctuate significantly between comparable periods.

The Company’s licensing revenues have historically been derived primarily from the licensing of toy and game concepts. As a result, a substantial portion of the Company’s revenues and net income are subject to the seasonal variations of the toy and game industry. Typically, a majority of toy orders are shipped in the third and fourth calendar quarters resulting in increased royalties earned by the Company during such calendar quarters. The Company recognizes revenue from the sale of advertising time on 4Kids TV as more fully described in Note 2 of the Company’s consolidated financial statements. The Company’s advertising sales subsidiary, 4Kids Ad Sales, sells advertising time on 4Kids TV at higher rates in the fourth quarter due to the increased demand for commercial time by children’s advertisers during the holiday season. As a result, much of the revenues of 4Kids Ad Sales are earned in the fourth quarter when the majority of toy and video game advertising occurs. As a result of the foregoing, the Company has historically experienced greater revenues during the second half of the year than during the first half of the year.

The Company’s media buying subsidiary, Summit Media, which previously provided print and broadcast media planning and buying services for clients principally in the children’s toy and game business, terminated its operations effective June 30, 2006. In connection with the closing of Summit Media, the media buying operations have been classified as a discontinued operation. As further discussed in Note 12 of the Company’s consolidated financial statements, the consolidated financial statements have been reclassified to accommodate the reporting of this business as a discontinued operation.

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

Management regularly reviews, and revises when necessary, its total revenue estimates on a title-by-title basis, which may result in a change in the rate of amortization and/or a write-down of the film or television asset to estimated fair value. The Company determines the estimated fair value for individual film and television Properties based on the estimated future ultimate revenues and costs in accordance with American Institute of Certified Public Accountants, Statement of Position No. 00-2, Accounting by Producers and Distributors of Film (“SOP No. 00-2”).

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

Recently Issued Accounting Pronouncements – Accounting for Uncertainty in Income Taxes — In June 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS No. 109 Accounting for Income Taxes (“SFAS No. 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 is effective for the period beginning January  1, 2007. The adoption of this interpretation did not have a material effect on the Company’s consolidated financial position or results of operations.

Fair Value Measurements – In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines “fair value”, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact the adoption of SFAS 157 will have on its consolidated financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). This bulletin expresses the SEC’s views regarding the process of quantifying financial statement misstatements. The interpretations in this bulletin were issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. The Company adopted the provisions of SAB No. 108 as of December 31, 2006. The adoption had no impact on the Company’s consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB No. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires that the funded status of defined benefit postretirement plans be recognized on companies’ balance sheets and that changes in the funded status be reflected in comprehensive income, effective for fiscal years ending after December 15, 2006. SFAS 158 also requires companies to measure the funded status of each such plan as of the date of its fiscal year-end, effective for fiscal years ending after December 15, 2008. Since the Company does not currently have a defined benefit postretirement plan, the adoption of SFAS 158 did not have any impact on its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact the adoption of SFAS 159 will have on its consolidated financial position and results of operations.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenues for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Net revenues	100%	100%

Selling, general & administrative	60%	43%
Production service costs	12%	15%
Amortization of television and film costs	11%	9%
Amortization of 4Kids TV broadcast fee	30%	25%

Total costs and expenses	113%	92%

(Loss) income from operations	(13%)	8%
Interest income	7%	5%

(Loss) income before income taxes	(6%)	13%
(Benefit from) provision for income taxes	(5%)	5%
Loss from unconsolidated operations	--%	--%

(Loss) income from continuing operations	(1%)	8%

Loss from discontinued operations	--%	--%

Net (loss) income	(1%)	8%

Three months ended March 31, 2007 as compared to three months ended March 31, 2006.

Continuing Operations

Revenues

Revenues by reportable segment and for the Company as a whole were as follows:

For the three months ended March 31, 2007 and 2006

	2007	2006	$ Change	% Change
Licensing	$ 7,930	$ 9,507	$(1,577)	(17%)
Advertising Media and Broadcast	3,415	3,608	(193)	(5%)
Television and Film Production/Distribution	3,586	6,138	(2,552)	(42%)

Trading Card and Game Distribution	--	--	--	--%

Total	$14,931	$19,253	$(4,322)	(22%)

The decrease in consolidated net revenues for the three months ended March 31, 2007 as compared to the same period in 2006, was due to a number of factors.

In the Licensing segment, decreased revenues for the three months ended March 31, 2007 were primarily attributable to:

(i)	reduced licensing revenues on the “Yu-Gi-Oh!” Property worldwide and the “Teenage Mutant Ninja Turtles”, “Winx Club” and “Pokémon” Properties internationally; partially offset by
(ii)	increased revenues attributable to the “Nintendo”, “Teenage Mutant Ninja Turtles” and “Cabbage Patch” Properties domestically.

The “Cabbage Patch”, “Yu-Gi-Oh!” and “Teenage Mutant Ninja Turtles” Properties continue to be the largest contributors to the Company’s revenues in this business segment.

In the Advertising Media and Broadcast segment, decreased revenues for the three months ended March 31, 2007 as compared to the same period in 2006, resulted from reduced revenues from the sale of network advertising time on 4Kids TV caused by an overall decrease in the 4Kids TV ratings.

In the Television and Film Production/Distribution segment, the decreased revenue for the three months ended March 31, 2007, when compared to the same period in 2006 primarily resulted from:

(i)	decreased domestic production service revenue from the “Pokémon”, “Teenage Mutant Ninja Turtles” and “One Piece” television series; and
(ii)	decreased domestic broadcast sales from the “Pokémon” television series; partially offset by
(iii)	increased domestic production service revenue from the “Chaotic” television series.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 8%, or $686, to $8,963 for the three months ended March 31, 2007, when compared to the same period 2006. The increase was primarily due to the following:

(i)	increased advertising and promotional expense of $277;
(ii)	increased compensation costs resulting from the issuance of restricted stock awards of $137;
(iii)	increased trade shows expenses of $130;
(iv)	increased rent expense of $124; and
(v)	increased website expense of $101; partially offset by
(vi)	decreased bonus expense of $281.

Production Service and Capitalized Film Costs

Production service and capitalized film costs were as follows:

For the three months ended March 31, 2007 and 2006

	2007	2006	$ Change	% Change
Production Service Costs	$1,780	$2,876	$(1,096)	(38%)
Amortization of Television and Film Costs	1,687	1,646	41	2%

The decrease in production service costs during the three months ended March 31, 2007, as compared to the same period in 2006, was primarily due to decreased production costs for the “Pokémon”, “One Piece” and “Teenage Mutant Ninja Turtles” television series, partially offset by increased production costs for the work performed on the “Chaotic” television series. When the Company is entitled to be paid for such production costs, the Company categorizes them as production service costs and reflects a corresponding amount in revenue for the amount billed back to the property owners.

Amortization of television and film costs remained consistent for the three months ended March 31, 2007 when compared to the same period in 2006.

As of March 31, 2007, there were $15,306 of capitalized film production costs recorded in the Company’s consolidated balance sheet relating primarily to various stages of production on 282 episodes of animated programming. Based on management’s ultimate revenue estimates as of March 31, 2007, approximately 51% of the total completed and unamortized film and television costs are expected to be amortized during the next year, and over 90% of the total completed and unamortized film and television costs are expected to be amortized during the next three years.

4Kids TV Broadcast Fee

For the three months ended March 31, 2007 and 2006

	2007	2006	$ Change	% Change
Amortization of 4Kids TV Broadcast Fee	$4,419	$4,808	$(389)	(8%)

As a result of the broadcast year (ending each year in September) being different than the Company’s fiscal year (ending each year in December), the amount of the amortization of the broadcast fee recognized from period to period will vary based upon: (i) the amount of advertising revenue recognized during the period; and (ii) the amount of advertising revenue already recognized for the broadcast year as a percentage of the total amount expected to be recognized for the full broadcast year. The Company’s amortization of the 4Kids TV broadcast fee decreased by $389, to $4,419 in 2007 from $4,808 in 2006, in conjunction with the decreased fee for the 2006-2007 broadcast season, as well as lower advertising revenues recognized by the Company for the three months ended March 31, 2007 as compared to the same period in 2006.

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

The ability of the Company to further develop its merchandising and, to a lesser extent, home video and music publishing revenue streams were significant components of its evaluation process which resulted in the initial decision to lease the 4Kids TV Saturday morning programming block and to extend the lease through the 2007-2008 broadcast season.

Interest Income

Interest income increased 23%, or $200, to $1,087 for the three months ended March 31, 2007, as compared to the same period in 2006, primarily as a result of the increasing interest rate environment and higher average cash balances invested.

Income Tax (Benefit) Expense

The Company recorded a benefit from income taxes of $677 for the three months ended March 31, 2007 as compared to a provision for income taxes of $905 for the same period in 2006. The Company’s effective tax rate was a benefit from income taxes of 81% for 2007 and provision for income taxes of 36% for 2006.

Net (Loss) Income

As a result of the above, the Company had a net loss for the three months ended March 31, 2007, of $205 compared to net income of $1,548, for the same period in 2006.

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

The results of operations for Summit Media are reported as a discontinued operation for the three months ended March 31, 2007, and accordingly, the accompanying consolidated financial statements have been reclassified separately to report the assets, liabilities and operating results of this business.

The following are the summarized results of discontinued operations for the media buying business:

	Three Months Ended March 31,
	2007	2006
Net revenues	$ --	$ 542

Loss before income taxes	--	(162)
Benefit from income taxes	--	(82)

Net loss from discontinued operations	$ --	$(80)

Liquidity and Capital Resources

Financial Position

Cash and cash equivalents and short-term investments as of March 31, 2007 and December 31, 2006 were as follows:

	2007	2006	$ Change
Cash and cash equivalents	$ 17,341	$ 18,066	$ (725)
Investments	94,320	92,910	1,410

	$111,661	$110,976	$ 685

During the three months ended March 31, 2007, the Company’s cash and cash equivalents and short-term investment balances remained consistent, primarily as a result of an increase in investment income and cash collections of seasonally high fourth quarter accounts receivable, substantially offset by payments made to licensors, Fox and certain affiliates for the 4Kids TV broadcast agreement.

Sources and Uses of Cash

Cash flows for the three months ended March 31, 2007 and 2006 were as follows:

Sources (Uses)	2007	2006	$ Changes
Operating Activities	$ 1,006	$ 12,635	$(11,629)

Investing Activities	(1,759)	(35,302)	33,543
Financing Activities	6	27	(21)

Working capital, consisting of current assets less current liabilities, was $121,599 as of March 31, 2007, and $123,906 as of December 31, 2006. The decrease in cash flows used in operating activities is principally due to the timing of the payment of 4Kids TV broadcast fees paid to Fox, advances related to the production of the “Chaotic” television series and lower net income.

As of March 31, 2007, the Company had $94,320 invested in tax-exempt and tax-advantaged auction-rate securities and short-term government obligations. The decrease in cash flows from investing activities is primarily due to the fact that the Company’s new investment strategy to purchase auction-rate securities with its excess cash balances was implemented for the first time in the beginning of 2006. In 2007, the Company continues to follow this investment strategy.

During the three months ended March 31, 2007, the Company’s cash flow from operations was impacted by consumer demand for a limited number of its licensed Properties.  While the Company strives to further diversify its revenue streams, management remains cognizant of changing trends in the toy, game and entertainment business and the difficulty in predicting the length of time a Property will be commercially successful.  As a result, the Company’s revenues, operating results and cash flow from operations may fluctuate significantly from period to period and present operating results are not necessarily indicative of future performance.

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

4Kids TV Broadcast Agreement

In January 2002, the Company entered into a multi-year agreement with Fox to lease Fox’s Saturday morning programming block which airs principally on Saturday mornings from 8am to 12pm eastern/pacific time (7am to 11am central time) (“4Kids TV”). The Company provides substantially all programming content to be broadcast on 4Kids TV and retains all of the revenue from network advertising sales for the four-hour time period. 4Kids Ad Sales, Inc., a wholly-owned subsidiary, manages and accounts for the ad revenue and costs associated with 4Kids TV.

In March 2006, the multi-year agreement was extended for two broadcast years through the 2007-2008 broadcast season. As of March 31, 2007, no amounts remain to be paid for the 2006-2007 broadcast season under the amended agreement. The time-buy fee for each of the 2006-2007 and 2007-2008 broadcast seasons is $20,000 as compared to the $25,312 paid for each broadcast year during the initial term of the multi-year agreement. The fee is payable in quarterly installments of $5,000 each year beginning in October 2006. The extended agreement also provides Fox with the option to further extend the agreement through the 2008-2009 broadcast season under the same terms and conditions by providing notice to the Company no later than August 31, 2007.

The costs of 4Kids TV is capitalized and amortized over each broadcast year based on estimated advertising revenue for the related broadcast year. The Company recorded amortization expenses of $4,419 and $4,808 for the three months ended March 31, 2007 and 2006, respectively. During the three months ended March 31, 2007, the Company paid Fox and certain Fox affiliates $5,044 attributable to the fifth year’s broadcast fees, and during calendar year 2006, the Company paid Fox and certain Fox affiliates $7,058 and $5,491 attributable to the fourth and fifth years’ broadcast fees, respectively. All fees paid to Fox and certain Fox affiliates for the fourth and fifth years’ broadcast seasons were completely amortized as of March 31, 2007 and December 31, 2006.

In addition to the time-buy fee paid to Fox, the Company incurs additional costs to program the four-hour block and sell the related network advertising time. These costs include direct programming costs to acquire, adapt and deliver programming for the broadcast during the weekly four-hour block as well as additional indirect expenses of advertising sales, promotion and administration.

Contractual Commitments

The Company’s contractual obligations and commitments are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. As of March 31, 2007, the Company’s contractual obligations and commitments have not materially changed since December 31, 2006.

Forward Looking Information and Risk Factors That May Affect Future Results

This Quarterly Report on Form 10-Q, including the section titled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements that relate to future events or our future financial performance. We may also make written and oral forward-looking statements in our Securities and Exchange Commission (“SEC”) filings and otherwise. We have tried, where possible, to identify such statements by using words such as “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “project,” “plan” and similar expressions in connection with any discussion of future operating or financial performance. Any forward-looking statements are and will be based upon our then-current expectations, estimates and assumptions regarding future events and are applicable only as of the dates of such statements. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements. Such risks and uncertainties include those described in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC, as well as other factors. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Changes in Internal Control over Financial Reporting

During the first quarter of 2007, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Dated: May 10, 2007

By:  /s/ Alfred R. Kahn

         Alfred R. Kahn
   Chairman of the Board,
Chief Executive Officer and
               Director

By:  /s/ Bruce R. Foster

          Bruce R. Foster
      Executive Vice President,
Treasurer, Chief Financial Officer
and Principal Accounting Officer

27