Form 10-K/A
period 2006-12-31
4 KIDS ENTERTAINMENT INC
filed 2007-07-11
CIK 58592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No.1)

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

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on May 25, 2007 are incorporated by reference into Part III of the Annual Report on Form 10-K.

Explanatory Note

4Kids Entertainment, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (this “Amendment No. 1”), originally filed with the United States Securities and Exchange Commission (the “Commission”) on March 16, 2007 for the purpose of indicating that certain portions of Exhibits 10.36 and 10.37 filed therewith had been omitted pursuant to a request for confidential treatment and that complete versions had been filed separately with the Commission. These Exhibits have been re-filed with this Form 10-K/A indicating the portion for which confidential treatment has been requested.

The remainder of the Form 10-K is unchanged and is not reproduced in this Amendment No. 1. This Amendment No. 1 has no effect on our consolidated financial positions, results of operations or cash flows previously reported on the Form 10-K.

Except as set forth above, this Amendment No. 1 does not modify or update in any way the disclosures, including, without limitation, the financial statements, on the Form 10-K, and speaks as of the original filing date of the Form 10-K and does not reflect events occurring after the original filing of the Form 10-K.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(b)     The following Exhibits are hereby filed as part of this Amendment No. 1.

INDEX OF EXHIBITS

Exhibit Number	Description
10.1	Employment Agreement, dated as of December 11, 2006, between TC Digital Games LLC and Bryan Gannon. (*)

10.2	Employment Agreement, dated as of December 11, 2006, between TC Digital Games LLC and John Milito. (*)

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Joint Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Confidential treatment has been requested with the Securities and Exchange Commission for certain portions of this document, which was previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. This document has been re-filed herewith to indicate the portions for which such treatment has been requested.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

4KIDS ENTERTAINMENT, INC. Date: July 10, 2007

By: /s/ Alfred R. Kahn
Alfred R. Kahn, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: July 10, 2007

By: /s/ Alfred R. Kahn
Alfred R. Kahn, Chairman of the Board, Chief Executive Officer and Director

Date: July 10, 2007

By: /s/ Bruce R. Foster
Bruce R. Foster, Executive Vice President, Principal Financial and Accounting Officer

Date: July 10, 2007

By: /s/ Samuel R. Newborn
Samuel R. Newborn, Executive Vice President, General Counsel and Director

Date: July 10, 2007

By: /s/ Richard Block
Richard Block, Director

Date: July 10, 2007

By: /s/ Jay Emmett
Jay Emmett, Director

Date: July 10, 2007

By: /s/ Michael Goldstein
Michael Goldstein, Director

Date: July 10, 2007

By: /s/ Randy O. Rissman
Randy O. Rissman, Director

INDEX OF EXHIBITS

Exhibit Number	Description
10.1	Employment Agreement, dated as of December 11, 2006, between TC Digital Games LLC and Bryan Gannon. (*)

10.2	Employment Agreement, dated as of December 11, 2006, between TC Digital Games LLC and John Milito. (*)

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Joint Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Confidential treatment has been requested with the Securities and Exchange Commission for certain portions of this document, which was previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. This document has been re-filed herewith to indicate the portions for which such treatment has been requested.