Form 10-Q
period 2007-06-30
4 KIDS ENTERTAINMENT INC
filed 2007-08-09
CIK 58592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

      As of August 8, 2007, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 13,211,532.

4Kids Entertainment, Inc. and Subsidiaries

Table of Contents

		Page #
Part I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of June 30, 2007 (Unaudited) and December 31, 2006	2
	Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2007 and 2006	3
	Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the six months ended June 30, 2007 (Unaudited) and the year ended December 31, 2006	4
	Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2007 and 2006	5
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26
Item 4.	Controls and Procedures	26
Part II—OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 1A	Risk Factors	27
Item 4.	Submission of Matters to a Vote of Security Holders	27
Item 6.	Exhibits	28
Signatures		29

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2007 and DECEMBER 31, 2006

(In thousands of dollars, except share data)

Assets	2007		2006
Current assets:	(Unaudited	)
Cash and cash equivalents	$18,796		$18,066
Investments	86,849		92,910
Total cash, cash equivalents and investments	105,645		110,976

Accounts receivable - net	18,469		27,944
Prepaid income taxes	5,689		5,924
Prepaid expenses and other current assets	4,843		3,916
Current assets from discontinued operations	372		326
Deferred income taxes	799		707
Total current assets	135,817		149,793

Property and equipment - net	2,573		2,126

Other assets:
Accounts receivable - noncurrent, net	295		138
Investment in unconsolidated affiliate	3,983		2,702
Film and television costs - net	15,279		14,827
Non-current assets from discontinued operations	926		1,333
Deferred income taxes - noncurrent	3,897		1,733
Other assets – net	9,587		8,743
Total assets	$172,357		$181,395

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Due to licensors	$6,085		$6,536
Accounts payable and accrued expenses	9,463		14,317
Current liabilities from discontinued operations	20		20
Deferred revenue	3,181		5,014
Total current liabilities	18,749		25,887

Deferred rent	676		771

Total liabilities	19,425		26,658

Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $.01 par value - authorized, 3,000,000 shares; none issued	—		—
Common stock, $.01 par value - authorized, 40,000,000 shares; issued, 14,968,987 and 14,933,218 shares; outstanding 13,210,782 and 13,183,218 shares in 2007 and 2006, respectively	149		149
Additional paid-in capital	63,445		62,859
Accumulated other comprehensive income	1,491		1,329
Retained earnings	121,231		123,649
	186,316		187,986
Less cost of 1,758,205 and 1,750,000 treasury shares in 2007 and 2006, respectively	33,384		33,249
	152,932		154,737
Total liabilities and stockholders’ equity	$172,357		$181,395

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(In thousands of dollars, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net revenues	$12,009	$16,672	$26,940	$35,925

Costs and expenses:
Selling, general and administrative	10,176	10,285	19,139	18,562
Production service costs	1,788	3,155	3,568	6,031
Amortization of television and film costs	1,444	1,371	3,131	3,017
Amortization of 4Kids TV broadcast fee	3,825	4,874	8,244	9,682
Total costs and expenses	17,233	19,685	34,082	37,292

Loss from operations	(5,224)	(3,013)	(7,142)	(1,367)

Interest income	1,480	1,009	2,567	1,896

(Loss) income before income taxes	(3,744)	(2,004)	(4,575)	529

Benefit from income taxes	(1,598)	(1,382)	(2,275)	(477)

Loss from unconsolidated operations –	(67)	—	(118)	—
net of a tax benefit

(Loss) income from continuing operations	(2,213)	(622)	(2,418)	1,006

Income from discontinued operations	—	656	—	576

Net (loss) income	$(2,213)	$34	$(2,418)	$1,582

Per share amounts:
Basic (loss) earnings per common share
Continuing Operations	$(0.17)	$(0.05)	$(0.18)	$0.08
Discontinued Operations	—	0.05	—	0.04
Basic (loss) earnings per common share	$(0.17)	$0.00	$(0.18)	$0.12

Diluted (loss) earnings per common share
Continuing Operations	$(0.17)	$(0.05)	$(0.18)	$0.08
Discontinued Operations	—	0.05	—	0.04
Diluted (loss) earnings per common share	$(0.17)	$0.00	$(0.18)	$0.12

Weighted average common shares
outstanding - basic	13,195,054	13,090,901	13,189,199	13,083,937

Weighted average common shares
outstanding - diluted	13,195,054	13,090,901	13,189,199	13,370,177

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED) AND YEAR ENDED DECEMBER 31, 2006

(In thousands of dollars and shares)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/Loss	Less Treasury Stock	Total Stockholders’ Equity
	Shares	Amount

BALANCE, DECEMBER 31, 2005	14,826	$148	$61,415	$124,655	$428	$(33,249)	$153,397
Issuance of common stock and stock options exercised	107	1	1,256	—	—	—	1,257
Tax benefit from exercise of stock options	—	—	188	—	—	—	188
Comprehensive loss:
Net loss	—	—	—	(1,006)	—	—	(1,006)
Translation adjustment	—	—	—	—	901	—	901

Total comprehensive loss	—	—	—	—	—	—	(105)

BALANCE, DECEMBER 31, 2006	14,933	$149	$62,859	$123,649	$1,329	$(33,249)	$154,737
Issuance of common stock and stock options exercised	36	—	583	—	—	—	583
Tax benefit from exercise of stock options	—	—	3	—	—	—	3
Acquisition of treasury stock, at cost	—	—	—	—	—	(135)	(135)
Comprehensive loss:
Net loss	—	—	—	(2,418)	—	—	(2,418)
Translation adjustment	—	—	—	—	162	—	162

Total comprehensive loss	—	—	—	—		—	(2,256)

BALANCE, JUNE 30, 2007	14,969	$149	$63,445	$121,231	$1,491	$(33,384)	$152,932

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(In thousands of dollars)

	2007	2006
Cash flows from operating activities:
Net (loss) income	$(2,418)	$1,582
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities – continuing operations:
Depreciation and amortization	458	506
Amortization of television and film costs	3,131	3,017
Amortization of 4Kids TV broadcast fee	8,244	9,682
Provision for doubtful accounts	369	239
Deferred income taxes	(2,256)	455
Loss on investment in unconsolidated affiliate	213	—
Changes in operating assets and liabilities:
Accounts receivable	9,013	6,470
Film and television costs	(3,582)	(5,836)
Prepaid income taxes	235	(565)
Prepaid 4Kids TV broadcast fee	(8,244)	(6,792)
Prepaid expenses and other current assets	(927)	(1,222)
Other assets - net	(844)	(495)
Due to licensors	(451)	(8,492)
Accounts payable and accrued expenses	(4,305)	1,383
Deferred revenue	(1,833)	(345)
Deferred rent	(95)	(114)

Net cash used in operating activities – continuing operations	(3,292)	(527)
Net cash provided by (used in) operating activities – discontinued operations	361	(434)
Net cash used in operating activities	(2,931)	(961)

Cash flows from investing activities:
Proceeds from maturities of investments	78,534	76,057
Purchase of investments	(72,473)	(98,274)
Purchase of property and equipment	(906)	(297)
Loss from disposal of property, plant, and equipment	1	525
Purchase of investment in unconsolidated affiliate	(1,494)	—
Net cash provided by (used in) investing activities	3,662	(21,989)

Cash flows from financing activities:
Proceeds from exercise of stock options	17	203
Purchase of treasury shares	(135)	—
Tax benefit on exercise of stock options	3	37
Net cash (used in) provided by financing activities	(115)	240

Effects of exchange rate changes on cash and cash equivalents	114	494

Net increase (decrease) in cash and cash equivalents	730	(22,216)

Cash and cash equivalents, beginning of period	18,066	35,142

Cash and cash equivalents, end of period	$18,796	$12,926

Supplemental disclosure of cash flow information:
Cash paid during period for Income Taxes	$—	$63
Supplemental schedule of non-cash investing and financing activities
Vesting of restricted shares	$566	$—

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands of dollars, except share and per share data)

1. DESCRIPTION OF BUSINESS

General Development and Narrative Description of Business - 4Kids Entertainment, Inc., together with the subsidiaries through which its businesses are conducted (the “Company”), is a diversified entertainment and media company specializing in the youth oriented market with operations in the following business segments: (i) Licensing; (ii) Advertising Media and Broadcast; (iii) Television and Film Production/Distribution; and (iv) Trading Card and Game Distribution. The Company was organized as a New York corporation in 1970.

Licensing - The Licensing business segment consists of the results of operations of the following wholly-owned subsidiaries of the Company: 4Kids Entertainment Licensing, Inc. (“4Kids Licensing”); 4Sight Licensing Solutions, Inc. (“4Sight Licensing”); 4Kids Entertainment International, Ltd. (“4Kids International”); and 4Kids Technology, Inc. (“4Kids Technology”). 4Kids Licensing is engaged in the business of licensing the merchandising rights to popular children’s television series, properties and product concepts (individually, the “Property” or collectively the “Properties”). 4Kids Licensing typically acts as exclusive merchandising agent in connection with the grant to third parties of licenses to manufacture and sell all types of merchandise, including toys, videogames, trading cards, apparel, housewares, footwear, books and other published materials, based on such Properties. 4Sight Licensing is engaged in the business of licensing properties and product concepts to adults, teens and “tweens”. 4Sight Licensing focuses on brand building through licensing. 4Kids International based in London, manages the Properties represented by the Company in the United Kingdom and European marketplaces. 4Kids Technology develops ideas and concepts for licensing which integrate new and existing technologies with traditional game and toy play patterns.

Advertising Media and Broadcast - The Company, through a multi-year agreement with Fox Broadcasting Corporation (“Fox”), leases Fox’s Saturday morning programming block from 8am to 12pm eastern/pacific time (7am to 11am central time). The Company provides substantially all programming content to be broadcast on 4Kids TV. 4Kids Ad Sales, Inc. (“4Kids Ad Sales”), a wholly-owned subsidiary of the Company, retains all of the revenue from its sale of network advertising time for the four-hour time period leased from Fox.

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

Television and Film Production/Distribution - The Television and Film Production/Distribution business segment consists of the results of operations of the following wholly-owned subsidiaries of the Company: 4Kids Productions, Inc. (“4Kids Productions”); 4Kids Entertainment Music, Inc. (“4Kids Music”); and 4Kids Entertainment Home Video, Inc. (“4Kids Home Video”). 4Kids Productions produces and adapts animated and live-action television programs and theatrical motion pictures for distribution to the domestic and international television, home video and theatrical markets. 4Kids Music composes original music for incorporation into television programming produced by 4Kids Productions and markets and manages such music. 4Kids Home Video distributes home videos associated with television programming produced by 4Kids Productions.

Trading Card and Game Distribution - Through its wholly-owned subsidiary, 4Kids Digital Games, Inc., (“4Kids Digital”), the Company owns 53% of TC Digital Games LLC, a Delaware limited liability company (“TC Digital”), that will produce, market and distribute the “Chaotic” trading card game. On December 11, 2006, 4Kids Digital and Chaotic USA Digital Games LLC (“CUSA LLC”), a wholly owned subsidiary of Chaotic USA Entertainment Group, Inc. (“CUSA”) entered into the TC Digital operating agreement (“TCD Agreement”) which contains terms and conditions governing the operations of TC Digital. Under the TCD Agreement, 4Kids Digital and CUSA are each entitled to elect two managers to TC Digital’s Management Committee with 4Kids Digital having the right to break any dead-locks.

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

Certain of the Company’s executive officers have interests in CUSA, CUSA LLC and certain other entities in which TC Digital and TC Websites have engaged in transactions since their formation. Information regarding these relationships can be found in Note 7 of the Notes to the Company’s consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The consolidated financial statements, except for the December 31, 2006 consolidated balance sheet and the consolidated statement of stockholders’ equity and comprehensive loss for the year ended December 31, 2006, are unaudited, but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements should be read in conjunction with audited consolidated financial statements and notes thereto for the year ended December 31, 2006 as presented in our Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position of the Company as of June 30, 2007 and December 31, 2006, and the results of operations for the three and six months ended June 30, 2007 and 2006, and stockholders’ equity and comprehensive loss for the six months ended June 30, 2007 and the year ended December 31, 2006, and cash flows for the six months ended June 30, 2007 and 2006. Because of the inherent seasonality and changing trends of the toy, game, entertainment and advertising industries, operating results for the Company on a quarterly basis may not be indicative of operating results for the full year.

In connection with the termination of the operations of Summit Media, the media buying operations have been classified as a discontinued operation. As further discussed in Note 11 of the Notes to the Company’s consolidated financial statements, the consolidated financial statements have been reclassified to reflect the reporting of this business as a discontinued operation.

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (the “FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes the financial statement recognition and measurement criteria for a tax position taken or expected to be taken in a tax return. FIN 48 also requires additional disclosures related to uncertain income tax positions. See Note 5, “Income Taxes”, for further information.

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

Production and adaptation costs charged to the licensor are included in net revenues and the corresponding costs are included in production service costs in the accompanying consolidated statements of operations. Production service costs included in net revenues amounted to $1,671 and $3,388 for the three and six months ended June 30, 2007, respectively, and $2,993 and $5,426 for the three and six months ended June 30, 2006, respectively.

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

Investments - The Company’s short-term investments principally consists of auction rate and debt securities. The Company classifies its investments in auction rate securities as “available for sale.” These investments are recorded at cost which approximates fair market value due to their variable interest rates. All income generated from these current investments were recorded as interest income. As the Company expects to hold its auction rate securities for less than one year, they have been classified as a current asset. Our marketable securities portfolio also includes corporate debt instruments in which the Company has the intention to hold until maturity and therefore classifies these investments as held-to-maturity, reported at market value.

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

Reclassifications - Certain reclassifications have been made to prior year amounts to conform to the 2007 presentation.

Translation of Foreign Currency — In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, the Company classifies items of other comprehensive income by their nature in the financial statements and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet. The assets and liabilities of the Company’s foreign subsidiary, 4Kids International, have been recorded in their local currency and translated to U.S. dollars using period-end exchange rates. Income and expense items have been translated at the average rate of exchange prevailing during the period. Any adjustment resulting from translating the financial statements of the foreign subsidiary is reflected as “other comprehensive income,” net of related tax. Comprehensive loss for the three and six months ended June 30, 2007, was $2,084 and $2,256, respectively, which included translation adjustments of $129 and $162 for the respective periods. Comprehensive income for the three and six months ended June 30, 2006 was $454 and $2,076, respectively, which included translation adjustments of $420 and $494 for the respective periods.

Recently Issued Accounting Pronouncements –Accounting for Uncertainty in Income Taxes - In June 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS No. 109 Accounting for Income Taxes (“SFAS No. 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 is effective for the period beginning January 1, 2007. The adoption of this interpretation did not have a material effect on the Company’s consolidated financial position or results of operations.

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

3. STOCK-BASED EMPLOYEE COMPENSATION

The Company has stock-based compensation plans for employees and non-employee members of the Board of Directors. The plans provide for discretionary grants of stock options, shares of restricted stock, and other stock-based awards. The plans are administered by the Compensation Committee of the Board of Directors, consisting of non-employee directors.

Effective January 1, 2006, the Company adopted SFAS No. 123-R (revised 2004), Share-Based Payments, utilizing the modified prospective method whereby prior periods are not restated for comparability. SFAS 123-R requires recognition of stock-based compensation expense in the statement of operations over the vesting period based on the fair value of the award at the grant date. Previously, the Company used the intrinsic value method under APB No. 25, Accounting for Stock Issued to Employees (‘‘APB No. 25’’), as amended by related interpretations of the FASB. Under APB No. 25, no compensation cost was recognized for stock options because the quoted market price of the stock at the grant date was equal to the amount per share the employee had to pay to acquire the stock after fulfilling the vesting period. SFAS 123-R supersedes APB No. 25 as well as SFAS 123, Accounting for Stock-Based Compensation, which permitted pro forma footnote disclosures to report the difference between the fair value method and the intrinsic value method. The Company did not grant any stock options during the six months ended June 30, 2007, and at January 1, 2006, all of the Company’s outstanding options were fully vested. Consequently, the adoption of this pronouncement did not have a material effect on the Company’s consolidated financial position or results of operations.

The following table summarizes activity under our stock option plans for the six months ended June 30, 2007:

	Shares (in thousands)	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at beginning of period	2,281	$17.90
Grants	—	—
Exercised	(1)	11.80
Forfeited	(385)	20.61
Outstanding at end of period	1,895	$17.35	2.16	$4,494

Exercisable at end of period	1,895	$17.35	2.16	$4,494

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the closing price. As of June 30, 2007, we had options outstanding to purchase an aggregate of approximately 659,000 shares with an exercise price below the quoted price of our stock, resulting in an aggregate intrinsic value of $4,494. During the six months ended June 30, 2007 and 2006, the aggregate intrinsic value of options exercised under our stock option plans was $8 and $91, respectively, determined as of the date of exercise.

Restricted Stock Awards

The Company granted restricted stock awards of approximately 162,000 shares on May 25, 2007 under its 2006 long-term incentive compensation plan and of 145,000 and 4,000 shares on May 23, 2006 and June 15, 2006, respectively, under its 2005 long-term incentive compensation plan. The restricted stock awards were granted to certain employees, including officers and members of the Board of Directors, at grant prices of $16.79, $16.52 and $15.78 (in each case, the average of the high and low stock price from the previous day of trading) for the May 25, 2007, the May 23, 2006 and the June 15, 2006 grants, respectively. The restricted stock awards vest annually from the date of grant over a period of four years with accelerated vesting upon a change of control of the Company (as defined in the applicable plan). During the restriction period, award holders do not have the rights of stockholders and cannot transfer ownership. Additionally, nonvested shares of award holders are subject to forfeiture. These awards are forfeited and revert to the Company in the event of employment termination, except in the case of death, disability, retirement or other specified events.

A summary of restricted stock award activity under the Company’s long-term incentive compensation plans as of June 30, 2007 and changes during the six months then ended is presented as follows:

	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2007	138	$16.50
Granted	162	16.79
Vested	(34)	16.49
Forfeited	(3)	16.62
Outstanding at June 30, 2007	263	$16.67

As of June 30, 2007, there was approximately $2,641 and $1,630 of unrecognized compensation cost related to restricted stock awards granted under the Company’s 2006 and 2005 long-term incentive compensation plans, respectively. The cost is expected to be recognized over a remaining weighted-average period of 3.9 and 2.9 years under the 2006 and 2005 plans, respectively. There were approximately 34,000 shares of restricted stock that vested during the six months ended June 30, 2007.

Availability for Future Issuance - As of June 30, 2007, (i) options to purchase approximately 713,000 shares of the Company’s common stock were available for future issuance under the Company’s stock option plans and (ii) options to purchase a maximum of approximately 817,000 shares of the Company’s common stock were available for future issuance under the Company’s long-term incentive compensation plans, reduced by four shares for each share of restricted stock awarded under the 2006 and 2005 plans, for which 9,000 shares were available for issuance and reduced by two shares for each share of restricted stock awarded under the 2007 plan for which 800,000 shares were available for issuance. Additionally, 8,000 shares of restricted stock, repurchased during the period, were also available for issuance under the 2005 plan.

4. DEFERRED REVENUE

Music - In July 2002, 4Kids Music granted a right to receive a 50% interest in the Company’s net share of the music revenues from currently existing music produced by the Company for television programs produced by the Company other than “Pokémon” (“Current Music Assets”) to an unaffiliated third party in an arms length transaction for $3,000. Further, the Company agreed to grant a right to receive a 50% interest in the Company’s net share of music revenues from future music to be produced by the Company for its television programs (excluding “Pokémon”) (“Future Music Assets”) to the same third party for $2,000. In consideration of the grant of Future Music Assets, the Company received $750 in June 2003, $750 in June 2004 and $500 in June 2005.

The Company has deferred all amounts received under the contract, and recognizes revenue as the Current Music Assets and Future Music Assets generate revenue over the contract term. Notwithstanding the foregoing, as of the date the Company has delivered all of the Future Music Assets required under the contract, any portion of the $5,000 that remains deferred and not recognized, will be recognized as revenue. Pursuant to the above, the Company recognized revenues of $97 and $171 for the three and six months ended June 30, 2007, respectively, and $171 and $360 for the three and six months ended June 30, 2006, respectively. The Company has included $2,284 and $2,455 as deferred revenue on the accompanying consolidated balance sheets as of June 30, 2007 and December 31, 2006, respectively.

Home Video - At various dates since May 2002, 4Kids Home Video entered into various agreements with an unaffiliated third party home video distributor (the “Video Distributor”) pursuant to which 4Kids Home Video provides ongoing advertising, marketing and promotional services with respect to certain home video titles that are owned or controlled by the Company and which are distributed by the Video Distributor. The Video Distributor has paid the Company cumulative advances of $4,119 against 4Kids Home Video’s share of the distribution and service fee proceeds to be realized by 4Kids Home Video from such titles. Pursuant to the above, the Company recognized revenue of $69 and $105 for the three and six months ended June 30, 2007, respectively, and $44 and $70 for the three and six months ended June 30, 2006, respectively. The Company has included $436 and $541 as deferred revenue on the accompanying consolidated balance sheets as of June 30, 2007 and December 31, 2006, respectively.

Other Agreements - In addition, the Company entered into other agreements for various Properties and advertising time on 4Kids TV in which the Company has received certain advances and/or minimum guarantees. As of June 30, 2007 and December 31, 2006, the unearned portion of these advances and guaranteed payments was $461 and $2,018, respectively, and is included in deferred revenue on the accompanying consolidated balance sheets.

5. INCOME TAXES

The (benefit from) provision for income taxes consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Current	$(1,199)	$(1,474)	$(2,140)	$(933)
Deferred	(399)	92	(135)	456
Total	$(1,598)	$(1,382)	$(2,275)	$(477)

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

7. RELATED PARTY

National Law Enforcement and Firefighters Children’s Foundation - The Company’s Chairman and Chief Executive Officer is the founder and President of The National Law Enforcement and Firefighters Children’s Foundation (the “Foundation”). The Foundation is a not-for-profit organization dedicated to helping the children of law enforcement and firefighting personnel and working with law enforcement and firefighting organizations to provide all children with valuable social and life skill programs. The Company contributed approximately $30 and $60 to the foundation for the three and six months ended June 30, 2007, respectively, and $20 and $50 to the foundation for the three and six months ended June 30, 2006, respectively.

Chaotic USA Entertainment Group, Inc. (“CUSA”) - On December 11, 2006, 4Kids Digital and Chaotic USA Digital Games LLC (“CUSA LLC”), a wholly owned subsidiary of CUSA, entered into the TCD Agreement with respect to the operation of TC Digital as a joint venture, with 4Kids Digital owning 53% of TC Digital’s membership interests and CUSA LLC owning 47% of TC Digital’s membership interests. TC Digital is treated as a consolidated subsidiary of the Company as a result of its majority ownership in TC Digital and its right to break any dead-locks within the TC Digital Management Committee. Bryan Gannon (“Gannon”), President and Chief Executive Officer of CUSA and John Milito (“Milito”), Executive Vice President and Chief Operating Officer of CUSA, each own an interest of approximately 32% in CUSA. Additionally, on December 11, 2006, Gannon and Milito became officers of TC Digital.

As of June 30, 2007, the Company has entered into the following transactions with CUSA and CUSA LLC, or parties related to Gannon and Milito that are summarized below:

°

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

°

Chaotic Property Representation Agreement – On December 11, 2006, 4Kids Licensing, CUSA and Apex Marketing, Inc. (“Apex”), a corporation in which Gannon holds 60% of the outstanding capital stock and Milito owns 39% of the outstanding capital stock, entered into an amended and restated Chaotic property representation agreement (“CPRA”) replacing the original Chaotic property representation agreement entered into by the parties in April 2005. Under the terms of the CPRA, 4Kids Licensing is granted exclusive television broadcast and production, merchandising licensing, and home video rights to the “Chaotic” Property worldwide in perpetuity, subject to certain limited exceptions. Under the terms of the CPRA, all “Chaotic” related income less approved merchandising and other expenses shall be distributed 50% to the Company and 50% to CUSA and Apex, excluding trading card royalties which are distributed 53% to 4Kids Digital and 47% to CUSA LLC. Additionally, all approved production expenses for television episodes based on the “Chaotic” property are allocated 50% to 4Kids Licensing and 50% to CUSA and Apex. As of June 30, 2007, there were approximately $443 of production expenses and $3,579 of merchandising expenses owed to 4Kids Licensing by CUSA and Apex collectively.

°

Patent License Agreements – On December 11, 2006, TC Digital and TC Websites each entered into an agreement (the “Patent License Agreements”) with Cornerstone Patent Technologies, LLC (“Cornerstone”), a limited liability company, in which Gannon and Milito both hold a 25% membership interest. Pursuant to the Patent License Agreements, TC Digital and TC Websites obtained exclusive licenses (subject to certain exceptions) to use certain patent rights in connection with “Chaotic” and other trading card games which are uploaded to websites owned and operated by the combined entities. Additionally, each of TC Digital and TC Websites will pay Cornerstone a royalty of 1.5% of the Manufacturers Suggested Retail Price for trading cards sold. As of June 30, 2007 no cards had been sold.

°

TCD Agreement – Under the terms of the TCD Agreement entered into by 4Kids Digital and CUSA LLC, TC Digital is obligated to pay the following fees and/or royalties to: (i) 4Kids Digital equal to 3% of TC Digital’s gross revenues up to $350 per year for management services performed; (ii) 4Kids Digital and CUSA equal to 3% of net sales of each pack of trading cards sold; and (iii) Dracco Company Ltd. equal to (x) 10% of the net sales of “Chaotic” trading cards and (y) an additional 1% of net sales of “Chaotic” trading cards above $50 million during a calendar year. 4Kids Digital is required under the terms of the TCD Agreement and the related loan and line of credit agreements to provide loans to TC Digital from time to time in an aggregate amount equal to $8,000 with a maturity date of December 31, 2010 and an interest rate of 12%. Any transaction resulting in the sale of more than 50% of TC Digital’s membership interests or in the sale of all or substantially all of TC Digital’s assets occurring while there is no debt owed from TC Digital to 4Kids Digital under the loan and line of credit or occurring prior to August 31, 2009 requires the consent of members of TC Digital holding two-thirds of its membership interests (as opposed to a majority of its membership interests). As of June 30, 2007, no royalties had been paid under this agreement.

°

Chaotic Merchandise License Agreement – On December 11, 2006, 4Kids Licensing, CUSA and TC Digital entered into a merchandise licensing agreement pursuant to which 4Kids Licensing and CUSA granted TC Digital exclusive rights to manufacture, produce and license “Chaotic” trading cards and related accessories through December 31, 2016. Under the terms of the agreement, TC Digital is obligated to pay a royalty on trading cards and all related accessories equal to (i) 4% of net sales to 4Kids Licensing while any amounts are outstanding to 4Kids Digital under the loan agreement or line of credit agreement or (ii) 8% of net sales of such cards and accessories, 53% of which will be paid to 4Kids Licensing and 47% of which will be paid to CUSA. As of June 30, 2007, no royalties had been paid under this agreement.

°

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

°

Website Agreement – On December 11, 2006, TC Digital and TC Websites entered into a website agreement pursuant to which TC Websites agrees to operate and maintain the website through December 31, 2031, which will upload codes relating to the “Chaotic” trading card game and store the corresponding information. In consideration for the services provided, TC Digital will pay TC Websites a fee of 1.5% of net sales of “Chaotic” trading cards. As of June 30, 2007, no royalties had been paid under this agreement.

°

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

8. COMMITMENTS AND CONTINGENCIES

a.

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

In March 2006, the multi-year agreement was extended for two broadcast years through the 2007-2008 broadcast season. As of June 30, 2007, no amounts remain to be paid for the 2006-2007 broadcast season under the amended agreement. The time-buy fee for each of the 2006-2007 and 2007-2008 broadcast seasons is $20,000 as compared to the $25,312 paid for each broadcast year during the initial term of the multi-year agreement. The fee is payable in quarterly installments of $5,000 each year beginning in October 2006. The extended agreement also provides Fox with the option to further extend the agreement through the 2008-2009 broadcast season under the same terms and conditions by providing notice to the Company no later than August 31, 2007.

The costs of 4Kids TV is capitalized and amortized over each broadcast year based on estimated advertising revenue for the related broadcast year. The Company recorded amortization expenses of $3,825 and $8,244 for the three and six months ended June 30, 2007 and $4,874 and $9,682 for the three and six months ended June 30, 2006, respectively. During the six months ended June 30, 2007, the Company paid Fox and certain Fox affiliates $10,297 attributable to the fifth years’ broadcast fees, and during calendar year 2006, the Company paid Fox and certain Fox affiliates $7,058 and $5,491 attributable to the fourth and fifth years’ broadcast fees, respectively. All fees paid to Fox and certain Fox affiliates for the fourth and fifth years’ broadcast seasons were completely amortized as of June 30, 2007 and December 31, 2006.

In addition to the time-buy fee paid to Fox, the Company incurs additional costs to program the four-hour block and sell the related network advertising time. These costs include direct programming costs to acquire, adapt and deliver programming for the broadcast during the weekly four-hour block as well as additional indirect expenses of advertising sales, promotion and administration.

As of June 30, 2007, the minimum guaranteed payment obligations under the 4Kids TV Broadcast Agreement are as follows:

Year Ending December 31,	Amount
2007	$10,000
2008	15,000
Total	$25,000

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

Minority interest of membership units in TC Digital represents the minority members’ proportionate share of the equity in the entity. Income is allocated to the membership units minority interest based on the ownership percentage throughout the year. As of June 30, 2007, the minority member held 47% of the common units of the entity. For the three and six months ended June 30, 2007, 4Kids Digital absorbed the entire loss associated with the operations of TC Digital, as noted below. Future profits of TC Digital will not be allocated to the minority member until such time that 4Kids Digital has recouped all losses incurred to date from the operations of TC Digital. The following table summarizes the membership units minority interest loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
TC Digital net loss before common units minority interest	$(1,125)	$—	$(1,683)	$—
Minority interest percentage	47%	—%	47%	—%
Minority interest loss allocation	(529)	—	(791)	—
Less: Minority interest allocation related to discontinued operations	—	—	—	—
Total allocation of minority interest loss to continuing operations	(529)	—	(791)	—
Less: Minority member capital contribution	—	—	—	—
Loss in excess of minority interest absorbed by 4Kids Digital	$(529)	$—	$(791)	$—

10.  INVESTMENT IN UNCONSOLIDATED AFFILIATE

On December 11, 2006, 4Kids Websites purchased a 50% membership interest in TC Websites from CUSA for approximately $3,200. 4Kids Websites uses the equity method to account for the investment in an unconsolidated affiliate where it does not have control, but has significant influence. Under the terms of the TCW Agreement, 4Kids Websites and CUSA are each entitled to elect two managers to TC Websites’ Management Committee, with 4Kids Websites having the right to break any dead-lock relating to branding issues and CUSA having the right to break any dead-lock relating to operational matters. Generally, the investment in unconsolidated affiliate on the Company’s consolidated balance sheets equals the Company’s proportionate share of equity reported by the unconsolidated affiliate. The investment is assessed for possible impairment when events indicate that the fair value of the investment may be below the Company’s carrying value. For the three and six months ended June 30, 2007, the Company recorded $67 ($120 less a tax benefit of $53) and $118 ($213 less a tax benefit of $95), respectively, of equity losses related to the investment, which was included in the determination of net loss. The Company recognized no equity losses related to the investment for the same periods in 2006. The following is a summary of the financial information for the Company’s unconsolidated affiliate, TC Websites:

Balance Sheet Data:	June 30, 2007	December 31, 2006
Total assets	$3,009	$1,200
Total liabilities	258	44

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Income Statement Data:	2007	2006	2007	2006
Net revenues	$—	$—	$—	$—
Net loss	(242)	—	(427)	—

11. DISCONTINUED OPERATION

In June 2006, the Company announced that the business of its media buying subsidiary, Summit Media, would be terminated effective June 30, 2006. The results of operations for Summit Media are reported as a discontinued operation for the three and six months ended June 30, 2007 and 2006, and accordingly, the accompanying consolidated financial statements have been reclassified separately to report the assets, liabilities and operating results of this business.

The following are the summarized results of discontinued operations for the media buying business:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net Revenues	$—	$2,308	$—	$2,850
Income before income taxes	—	1,322	—	1,160
Income taxes	—	666	—	584
Net income from discontinued operations	$—	$656	$—	$576

Under the terms of the Settlement Agreement entered into by Summit Media with The Beacon Media Group LLC (“Beacon”), Sheldon Hirsch, Tom Horner and Paul Caldera (the “Beacon Defendants”) on June 19, 2006, relating to the lawsuit filed by Summit Media in Supreme Court, New York County against Beacon and the Beacon Defendants, Summit Media will receive $2,000, in regularly scheduled payments through 2010, in exchange for Summit Media’s discontinuation of the lawsuit. The Company has included approximately $1,800 in net revenues for the year ended December 31, 2006, relating to this agreement. Through June 30, 2007, the Company had received $500 of the scheduled payments related to the lawsuit.

The major classes of assets and liabilities of the discontinued operation in the balance sheet are as follows:

	June 30,	December 31,
	2007	2006
Accounts receivable	$—	$24
Prepaid expense and other current assets	372	302
Current assets from discontinued operations	372	326

Accounts receivable – noncurrent	926	1,333

Noncurrent assets from discontinued operations	926	1,333

Media payable	—	—
Accounts payable and accrued expenses	20	20
Current liabilities from discontinued operations	$20	$20

12. SEGMENT AND RELATED INFORMATION

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

	Licensing	Advertising Media and Broadcast	TV and Film Production/ Distribution	Trading Card and Game Distribution	Total
Three Months Ended June 30, 2007:
Net revenues from external customers	$4,118	$3,304	$4,587	$—	$12,009
Amortization of television and film costs	—	—	1,444	—	1,444
Amortization of 4Kids TV broadcast fee	—	3,825	—	—	3,825
Segment profit (loss)	350	(2,772)	85	(1,407)	(3,744)
Interest income	1,405	18	57	—	1,480

2006
Net revenues from external customers	$7,024	$3,429	$6,219	$—	$16,672
Amortization of television and film costs	—	—	1,371	—	1,371
Amortization of 4Kids TV broadcast fee	—	4,874	—	—	4,874
Segment profit (loss)	1,026	(3,349)	319	—	(2,004)
Interest income	1,009	—	—	—	1,009

Six months Ended June 30, 2007:
Net revenues from external customers	$12,049	$6,718	$8,173	$—	$26,940
Amortization of television and film costs	—	—	3,131	—	3,131
Amortization of 4Kids TV broadcast fee	—	8,244	—	—	8,244
Segment profit (loss)	4,568	(6,133)	(813)	(2,197)	(4,575)
Interest income	2,438	36	93	—	2,567
Segment assets	132,302	5,506	27,919	6,630	172,357

2006
Net revenues from external customers	$16,531	$7,037	$12,357	$—	$35,925
Amortization of television and film costs	—	—	3,017	—	3,017
Amortization of 4Kids TV broadcast fee	—	9,682	—	—	9,682
Segment profit (loss)	6,308	(10,995)	5,216	—	529
Interest income	1,891	5	—	—	1,896
Segments assets	138,120	10,539	29,195	—	177,854

Net revenues from external customers and segment profit from discontinued operations have been excluded from the Advertising, Media and Broadcast segment and are disclosed in Note 11. Conversely, discontinued operations relating to segment assets have been included in segment reporting.

Additionally, through the Company’s London office and network of international subagents, which allow it to license its Properties throughout the world, the Company recognized net merchandise licensing revenues from international sources, primarily in Europe, of $1,714 and $4,185 for the three and six months ended June 30, 2007, respectively, and $2,460 and $5,177 for the three and six months ended June 30, 2006, respectively. As of June 30, 2007 and 2006, net assets of the Company’s London office were $7,235 and $7,387, respectively.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(In thousands of dollars unless otherwise specified)

Overview

The Company’s operating results for the three and six months ended June 30, 2007 reflect an overall decrease in licensing revenues, production service revenues, and domestic broadcast sales from the Properties as compared to the three and six months ended June 30, 2006. The decrease in the licensing segment resulted primarily from reduced revenue on the “Yu-Gi-Oh!” Property worldwide and an overall reduction in licensing internationally. The decrease in production service revenue is primarily attributable to the decline in the production of the “Teenage Mutant Ninja Turtles”, “Pokémon” and “One Piece” television series, partially offset by increased production service revenue on the “Chaotic” television series. The results for the three and six months ended June 30, 2007 were also negatively impacted by increased selling, general and administrative expenses associated with the operations of the business, including the newly formed Trading Card and Game Distribution segment, partially offset by decreased production service costs related to television and film costs.

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

The Company’s media buying subsidiary, Summit Media, which previously provided print and broadcast media planning and buying services for clients principally in the children’s toy and game business, terminated its operations effective June 30, 2006. In connection with the closing of Summit Media, the media buying operations have been classified as a discontinued operation. As further discussed in Note 11 of the Company’s consolidated financial statements, the consolidated financial statements have been reclassified to accommodate the reporting of this business as a discontinued operation.

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

Revenue Recognition - The Company’s revenue recognition policies for its four business segments are appropriate to the circumstances of each segment’s business. See Note 2 of the Notes to the Company’s consolidated financial statements for a discussion of these revenue recognition policies.

4Kids TV Broadcast Agreement - The Company broadcasts certain of its Properties on 4Kids TV, the Saturday morning programming block that the Company leases from Fox. The cost of 4Kids TV has been and will continue to be capitalized and amortized over each broadcast year based on estimated advertising revenue. In developing future estimated revenues, the Company has made certain assumptions with regard to the anticipated popularity of the television series that the Company broadcasts on 4Kids TV and the general market demand and pricing of advertising time for Saturday morning children’s broadcast television. The popularity of such series impacts audience levels and the level of the network advertising rates that the Company can charge. These estimates are based on historical trends, as well as the Company’s subjective judgment of future customer demand and acceptance of its television programming. Differences may result in the amount and timing of revenue for any period if actual performance varies from the Company’s estimates. See Note 8 of the Notes to the Company’s consolidated financial statements for additional information.

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

Recently Issued Accounting Pronouncements – Accounting for Uncertainty in Income Taxes - In June 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS No. 109 Accounting for Income Taxes (“SFAS No. 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 is effective for the period beginning January 1, 2007. The adoption of this interpretation did not have a material effect on the Company’s consolidated financial position or results of operations.

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

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenues for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenues	100%	100%	100%	100%

Costs and expenses:
Selling, general and administrative	84%	62%	71%	52%
Production service costs	15%	19%	13%	17%
Amortization of television and film costs	12%	8%	12%	8%
Amortization of 4Kids TV broadcast fee	32%	29%	31%	27%
Total costs and expenses	143%	118%	127%	104%

Loss from operations	(43%)	(18%)	(27%)	(4%)

Interest income	12%	6%	10%	5%

(Loss) income before income taxes	(31%)	(12%)	(17%)	1%

Benefit from income taxes	(13%)	(8%)	(8%)	(2%)

Loss from unconsolidated operations –
net of a tax benefit	—%	—%	—%	—%

(Loss) income from continuing operations	(18%)	(4%)	(9%)	3%

Income from discontinued operations	—%	4%	—%	1%

Net (loss) income	(18%)	—%	(9%)	4%

Three and six months ended June 30, 2007 as compared to three and six months ended June 30, 2006.

Continuing Operations

Revenues

Revenues by reportable segment and for the Company as a whole were as follows:

For the three months ended June 30, 2007 and 2006
	2007	2006	$ Change	% Change
Licensing	$4,118	$7,024	$(2,906)	(41%	)
Advertising, Media and Broadcast	3,304	3,429	(125)	(4%	)
Television and Film Production/Distribution	4,587	6,219	(1,632)	(26%	)
Trading Card and Game Distribution	—	—	—	—%
Total	$12,009	$16,672	$(4,663)	(28%	)

For the six months ended June 30, 2007 and 2006
	2007	2006	$ Change	% Change
Licensing	$12,049	$16,531	$(4,482)	(27%	)
Advertising, Media and Broadcast	6,718	7,037	(319)	(5%	)
Television and Film Production/Distribution	8,173	12,357	(4,184)	(34%	)
Trading Card and Game Distribution	—	—	—	—%
Total	$26,940	$35,925	$(8,985)	(25%	)

The decrease in consolidated net revenues for the three and six months ended June 30, 2007, as compared to the same period in 2006, was due to a number of factors.

In the Licensing segment, decreased revenues for the three and six months ended June 30, 2007 were primarily attributable to:

(i)	reduced licensing revenues on the “Yu-Gi-Oh!” Property worldwide and the “Winx Club”, “Pokémon” and “Teenage Mutant Ninja Turtles” Properties, internationally; partially offset by
(ii)	increased revenues attributable to the “Nintendo” and “Teenage Mutant Ninja Turtles” Properties, domestically.

The “Yu-Gi-Oh!”, “Teenage Mutant Ninja Turtles” and “Cabbage Patch Kids” Properties continue to be the largest contributors to the Company’s revenues in this business segment.

In the Advertising Media and Broadcast segment, decreased revenues for the three and six months ended June 30, 2007 as compared to the same period in 2006, resulted from reduced revenues from the sale of network advertising time on 4Kids TV caused by an overall decrease in the 4Kids TV ratings.

In the Television and Film Production/Distribution segment, the decreased revenue for the three and six months ended June 30, 2007, when compared to the same period in 2006, primarily resulted from:

(i)	decreased domestic production service revenue from the “Teenage Mutant Ninja Turtles”, “Pokémon” and “One Piece” television series; and
(ii)	decreased broadcast sales from the “Pokémon” television series domestically and the “Yu-Gi-Oh!” television series internationally; partially offset by
(iii)	increased domestic production service revenue from the “Chaotic” television series.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 1%, or $109, to $10,176 for the three months ended June 30, 2007, when compared to the same period in 2006. The decrease was primarily attributable to:

(i)	decreased personnel related and software costs of approximately $1,600 and $500, respectively; offset by
(ii)	increased costs of approximately $1,100 related to the operations of the Company’s newly formed joint venture, TC Digital; as well as
(iii)	increased bad debt expense and website costs of approximately $600 and $300, respectively.

Selling, general and administrative expenses increased 3%, or $577, to $19,139 for the six months ended June 30, 2007, when compared to the same period in 2006. The increase was primarily attributable to:

(i)	increased costs of approximately $1,600 related to the operations of the Company’s newly formed joint venture, TC Digital, as well as
(ii)	increased website costs of approximately $500, bad debt expense of $300, advertising and marketing costs of $200, various state taxes of $200, and rent expense of $100; partially offset by
(iii)	decreased personnel related and software costs of approximately $2,000 and $600, respectively.

Production Service and Capitalized Film Costs

Production service and capitalized film costs were as follows:

For the three months ended June 30, 2007 and 2006

	2007	2006	$ Change	% Change
Production Service Costs	$1,788	$3,155	$(1,367)	(43%	)
Amortization of Television and Film Costs	1,444	1,371	73	5%

For the six months ended June 30, 2007 and 2006

	2007	2006	$ Change	% Change
Production Service Costs	$3,568	$6,031	$(2,463)	(41%	)
Amortization of Television and Film Costs	3,131	3,017	114	4%

The decrease in production service costs during the three and six months ended June 30, 2007, as compared to the same period in 2006, was primarily due to decreased production costs for the “Pokémon”, “One Piece” and “Teenage Mutant Ninja Turtles” television series, partially offset by increased production costs for the work performed on the “Chaotic” television series. When the Company is entitled to be paid for such production costs, the Company categorizes them as production service costs and reflects a corresponding amount in revenue for the amount billed back to the property owners.

Amortization of television and film costs remained consistent for the three and six months ended June 30, 2007 when compared to the same period in 2006.

As of June 30, 2007, there was $15,279 of capitalized film production costs recorded in the Company’s consolidated balance sheet relating primarily to various stages of production on 292 episodes of animated programming. Based on management’s ultimate revenue estimates as of June 30, 2007, approximately 51% of the total completed and unamortized film and television costs are expected to be amortized during the next year, and over 90% of the total completed and unamortized film and television costs are expected to be amortized during the next three years.

4Kids TV Broadcast Fee

For the three months ended June 30, 2007 and 2006

	2007	2006	$ Change	% Change
Amortization of 4Kids TV Broadcast Fee	$3,825	$4,874	$(1,049)	(22%	)

For the six months ended June 30, 2007 and 2006

	2007	2006	$ Change	% Change
Amortization of 4Kids TV Broadcast Fee	$8,244	$9,682	$(1,438)	(15%	)

As a result of the broadcast year (ending each year in September) being different than the Company’s fiscal year (ending each year in December), the amount of the amortization of the broadcast fee recognized from period to period will vary based upon: (i) the amount of advertising revenue recognized during the period; and (ii) the amount of advertising revenue already recognized for the broadcast year as a percentage of the total amount expected to be recognized for the full broadcast year. The decrease in amortization relates to the decreased fee for the 2006-2007 broadcast season, as well as lower advertising revenues recognized by the Company for the three and six months ended June 30, 2007, as compared to the same period in 2006.

In addition to advertising revenues, the operating costs of 4Kids Ad Sales and the amortization of the 4Kids TV broadcast fee, the overall impact of 4Kids TV on the Company’s results of operations includes:

(i)	revenues generated from merchandise licensing, home videos and music publishing of 4Kids TV Properties; and
(ii)	production and acquisition costs associated with the television programs broadcast on 4Kids TV

The ability of the Company to further develop its merchandising and, to a lesser extent, home video and music publishing revenue streams were significant components of its evaluation process which resulted in the initial decision to lease the 4Kids TV Saturday morning programming block and to extend the lease through the 2007-2008 broadcast season.

Interest Income

Interest income increased 47%, or $471, to $1,480 and 35%, or $671, to $2,567 for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006, primarily as a result of the increasing interest rate environment.

Income Tax Benefit

The Company recorded a benefit from income taxes of $1,598 and $2,275 for the three and six months ended June 30, 2007, respectively, as compared to a benefit of $1,382 and $477 for the same periods in 2006, respectively. The Company’s effective tax rate was a benefit from income taxes of 50% and 90% for the six months ended 2007 and 2006, respectively.

Net (Loss) Income

As a result of the above, the Company had a net loss for the three and six months ended June 30, 2007, of $2,213 and $2,418, respectively, compared to net income of $34 and $1,582 for the same periods in 2006, respectively.

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

The results of operations for Summit Media are reported as a discontinued operation for the three and six months ended June 30, 2007, and accordingly, the accompanying consolidated financial statements have been reclassified separately to report the assets, liabilities and operating results of this business.

The following are the summarized results of discontinued operations for the media buying business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenues	$—	$2,308	$—	$2,850
Income before income taxes	—	1,322	—	1,160
Income taxes	—	666	—	584
Net income from discontinued operations	$—	$656	$—	$576

Liquidity and Capital Resources

Financial Position

Cash and cash equivalents and short-term investments as of June 30, 2007 and December 31, 2006 were as follows:

	2007	2006	$ Change

Cash and cash equivalents	$18,796	$18,066	$730
Investments	86,849	92,910	(6,061)
	$105,645	$110,976	$(5,331)

During the six months ended June 30, 2007, the Company’s cash and cash equivalents and short-term investment balances decreased slightly, primarily as a result of the timing of payments made to licensors and to Fox and certain affiliates for the 4Kids TV broadcast agreement partially offset by an increase in investment income and cash collections of seasonally high fourth quarter accounts receivable.

Sources and Uses of Cash

Sources (Uses)	2007	2006	$ Change
Operating Activities	$(2,931)	$(961)	$(1,970)
Investing Activities	3,662	(21,989)	25,651
Financing Activities	(115)	240	(355)

Working capital, consisting of current assets less current liabilities, was $117,068 as of June 30, 2007, and $123,906 as of December 31, 2006. The decrease in cash flows used in operating activities is principally due to the timing of payments to licensors and for the payment of the 4Kids TV broadcast fees paid to Fox, advances related to the production of the “Chaotic” television series and lower net income.

As of June 30, 2007, the Company had $86,849 invested in taxable, tax-exempt and tax-advantaged auction-rate securities and short-term government and corporate obligations. The increase in cash flows from investing activities resulted from a shift in the Company’s investment strategy, implemented during 2007, to purchase taxable investments with longer maturities to minimize the risk of short-term interest rate fluctuations.

During the three and six months ended June 30, 2007, the Company’s cash flow from operations was negatively impacted by decreased consumer demand for its licensed Properties. While the Company strives to further diversify its revenue streams, management remains cognizant of changing trends in the toy, game and entertainment business and the difficulty in predicting the length of time a Property will be commercially successful. As a result, the Company’s revenues, operating results and cash flow from operations may fluctuate significantly from period to period and present operating results are not necessarily indicative of future performance.

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

In March 2006, the multi-year agreement was extended for two broadcast years through the 2007-2008 broadcast season. As of June 30, 2007, no amounts remain to be paid for the 2006-2007 broadcast season under the amended agreement. The time-buy fee for each of the 2006-2007 and 2007-2008 broadcast seasons is $20,000 as compared to the $25,312 paid for each broadcast year during the initial term of the multi-year agreement. The fee is payable in quarterly installments of $5,000 each year beginning in October 2006. The extended agreement also provides Fox with the option to further extend the agreement through the 2008-2009 broadcast season under the same terms and conditions by providing notice to the Company no later than August 31, 2007.

The costs of 4Kids TV is capitalized and amortized over each broadcast year based on estimated advertising revenue for the related broadcast year. The Company recorded amortization expenses of $3,825 and $8,244 for the three and six months ended June 30, 2007 and $4,874 and $9,682 for the three and six months ended June 30, 2006, respectively. During the six months ended June 30, 2007, the Company paid Fox and certain Fox affiliates $10,297 attributable to the fifth year’s broadcast fees, and during calendar year 2006, the Company paid Fox and certain Fox affiliates $7,058 and $5,491 attributable to the fourth and fifth years’ broadcast fees, respectively. All fees paid to Fox and certain Fox affiliates for the fourth and fifth years’ broadcast seasons were completely amortized as of June 30, 2007 and December 31, 2006.

In addition to the time-buy fee paid to Fox, the Company incurs additional costs to program the four-hour block and sell the related network advertising time. These costs include direct programming costs to acquire, adapt and deliver programming for the broadcast during the weekly four-hour block as well as additional indirect expenses of advertising sales, promotion and administration.

Contractual Commitments

The Company’s contractual obligations and commitments are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. As of June 30, 2007, the Company’s contractual obligations and commitments have not materially changed since December 31, 2006.

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

Changes in Internal Control over Financial Reporting

During the second quarter of 2007, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

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

The Annual Meeting of Shareholders of the Company was held on May 25, 2007. The matters voted upon, including the number or votes cast for, against or withheld, as well as the number of abstentions and broker–non-votes, as to each such matter were as follows:

Proposal 1:                   All six of management’s nominees for directors as listed in the Company’s 2007, proxy statement were elected with the number of votes cast for each nominee as follows:

	Shares Voted “FOR”	Shares Voted “AGAINST”	Shares “ABSTAINING”	Broker Non-Votes	Votes Withheld
Richard Block	10,233,581	N/A	N/A	N/A	1,269,641
Jay Emmett	10,253,631	N/A	N/A	N/A	1,249,591
Michael Goldstein	10,086,538	N/A	N/A	N/A	1,416,684
Alfred R. Kahn	10,952,224	N/A	N/A	N/A	550,998
Samuel R. Newborn	11,030,248	N/A	N/A	N/A	472,974
Randy O. Rissman	11,332,295	N/A	N/A	N/A	170,927

Proposal 2:                 The proposal to appoint Eisner LLP as independent auditors to audit the Company’s financial statements for the fiscal year ending December 31, 2007 was ratified by the following vote:

Shares Voted “FOR”	Shares Voted “AGAINST”	Shares “ABSTAINING”	Broker Non-Votes	Votes Withheld
11,468,762	23,308	11,152	—	—

Proposal 3:                  The proposal to approve the 4Kids Entertainment, Inc. 2007 Long-Term Incentive Compensation Plan was ratified by the following vote:

Shares Voted “FOR”	Shares Voted “AGAINST”	Shares “ABSTAINING”	Broker Non-Votes	Votes Withheld
7,108,108	2,095,349	7,202	2,292,563	—

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Joint Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

4KIDS ENTERTAINMENT, INC.

Date: August 9, 2007

By:	/s/ Alfred R. Kahn

___________________________

Alfred R. Kahn,
Chairman of the Board,
Chief Executive Officer and
Director

By:	/s/ Bruce R. Foster

___________________________

Bruce R. Foster,
Executive Vice President,
Treasurer, Chief Financial
Officer and Principal Accounting
Officer