Form 10-Q
period 2007-09-30
4 KIDS ENTERTAINMENT INC
filed 2007-11-09
CIK 58592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

      As of November 8, 2007, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 13,211,607.

4Kids Entertainment, Inc. and Subsidiaries

Table of Contents

		Page #
Part I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2007 (Unaudited) and December 31, 2006	2
	Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2007 and 2006	3
	Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the nine months ended September 30, 2007 (Unaudited) and the year ended December 31, 2006	4
	Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2007 and 2006	5
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29
Item 4.	Controls and Procedures	29
Part II—OTHER INFORMATION
Item 1.	Legal Proceedings	30
Item 1A	Risk Factors	30
Item 6.	Exhibits	30
Signatures		31

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2007 and DECEMBER 31, 2006

(In thousands of dollars, except share data)

Assets	2007		2006
Current assets:	(Unaudited	)
Cash and cash equivalents	$28,420		$18,066
Investments	64,855		92,910
Total cash, cash equivalents and investments	93,275		110,976

Accounts receivable - net	17,704		27,944
Prepaid income taxes	5,820		5,924
Prepaid expenses and other current assets	4,654		3,916
Current assets from discontinued operations	372		326
Deferred income taxes	787		707
Total current assets	122,612		149,793

Property and equipment - net	2,745		2,126
Long term investments	10,000		—
Accounts receivable - noncurrent, net	255		138
Investment in unconsolidated affiliate	2,798		2,702
Film and television costs - net	15,719		14,827
Non-current assets from discontinued operations	926		1,333
Deferred income taxes - noncurrent	6,943		1,733
Other assets – net	10,515		8,743
Total assets	$172,513		$181,395

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Due to licensors	$9,090		$6,536
Accounts payable and accrued expenses	10,867		14,317
Current liabilities from discontinued operations	—		20
Deferred revenue	3,002		5,014
Total current liabilities	22,959		25,887

Deferred rent	654		771
Total liabilities	23,613		26,658

Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $.01 par value - authorized, 3,000,000 shares; none issued	—		—
Common stock, $.01 par value - authorized, 40,000,000 shares; issued, 14,969,737 and 14,933,218 shares; outstanding 13,211,532 and 13,183,218 shares in 2007 and 2006, respectively	149		149
Additional paid-in capital	63,456		62,859
Accumulated other comprehensive income	1,598		1,329
Retained earnings	117,081		123,649
	182,284		187,986
Less cost of 1,758,205 and 1,750,000 treasury shares in 2007 and 2006, respectively	33,384		33,249
	148,900		154,737
Total liabilities and stockholders’ equity	$172,513		$181,395

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(In thousands of dollars, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net revenues	$12,183	$17,562	$39,123	$53,487

Costs and expenses:
Selling, general and administrative	10,487	9,278	29,626	27,840
Production service costs	1,482	3,225	5,050	9,256
Amortization of television and film costs	1,546	1,759	4,677	4,776
Amortization of 4Kids TV broadcast fee	5,482	5,490	13,726	15,172
Total costs and expenses	18,997	19,752	53,079	57,044

Loss from operations	(6,814)	(2,190)	(13,956)	(3,557)

Interest income	1,254	1,114	3,821	3,010

Loss before income taxes	(5,560)	(1,076)	(10,135)	(547)

Benefit from income taxes	(2,471)	(845)	(4,746)	(1,322)

Loss from unconsolidated operations –
net of a tax benefit	(1,061)	—	(1,179)	—

(Loss) income from continuing operations	(4,150)	(231)	(6,568)	775

(Loss) income from discontinued operations	—	(34)	—	542

Net (loss) income	$(4,150)	$(265)	$(6,568)	$1,317

Per share amounts:
Basic (loss) earnings per common share
Continuing operations	$(0.31)	$(0.02)	$(0.50)	$0.06
Discontinued operations	—	—	—	0.04
Basic (loss) earnings per common share	$(0.31)	$(0.02)	$(0.50)	$0.10

Diluted (loss) earnings per common share
Continuing operations	$(0.31)	$(0.02)	$(0.50)	$0.06
Discontinued operations	—	—	—	0.04
Diluted (loss) earnings per common share	$(0.31)	$(0.02)	$(0.50)	$0.10

Weighted average common shares
outstanding - basic	13,211,222	13,100,477	13,196,621	13,089,511

Weighted average common shares
outstanding - diluted	13,211,222	13,100,477	13,196,621	13,373,422

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED) AND YEAR ENDED DECEMBER 31, 2006

(In thousands of dollars and shares)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/Loss	Less Treasury Stock	Total Stockholders’ Equity
	Shares	Amount

BALANCE, DECEMBER 31, 2005	14,826	$148	$61,415	$124,655	$428	$(33,249)	$153,397
Issuance of common stock and stock options exercised	107	1	1,256	—	—	—	1,257
Tax benefit from exercise of stock options	—	—	188	—	—	—	188
Comprehensive loss:
Net loss	—	—	—	(1,006)	—	—	(1,006)
Translation adjustment	—	—	—	—	901	—	901

Total comprehensive loss	—	—	—	—	—	—	(105)

BALANCE, DECEMBER 31, 2006	14,933	$149	$62,859	$123,649	$1,329	$(33,249)	$154,737
Issuance of common stock and stock options exercised	37	—	592	—	—	—	592
Tax benefit from exercise of stock options	—	—	5	—	—	—	5
Acquisition of treasury stock, at cost	—	—	—	—	—	(135)	(135)
Comprehensive loss:
Net loss	—	—	—	(6,568)	—	—	(6,568)
Translation adjustment	—	—	—	—	269	—	269

Total comprehensive loss	—	—	—	—	—	—	(6,299)

BALANCE, SEPTEMBER 30, 2007	14,970	$149	$63,456	$117,081	$1,598	$(33,384)	$148,900

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(In thousands of dollars)

	2007	2006
Cash flows from operating activities:
Net (loss) income	$(6,568)	$1,317
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities – continuing operations:
Depreciation and amortization	674	779
Amortization of television and film costs	4,677	4,776
Amortization of 4Kids TV broadcast fee	13,726	15,172
Provision for doubtful accounts	594	382
Deferred income taxes	(5,290)	803
Loss on investment in unconsolidated affiliate	2,005	—
Changes in operating assets and liabilities:
Accounts receivable	9,640	7,756
Film and television costs	(5,569)	(8,671)
Prepaid income taxes	104	(1,823)
Prepaid 4Kids TV broadcast fee	(13,726)	(8,566)
Prepaid expenses and other current assets	(738)	(3,155)
Other assets - net	(1,772)	(771)
Due to licensors	2,554	(6,664)
Accounts payable and accrued expenses	(2,916)	1,450
Deferred revenue	(2,012)	(322)
Deferred rent	(117)	(181)

Net cash (used in) provided by operating activities – continuing operations	(4,734)	2,282
Net cash provided by (used in) operating activities – discontinued operations	341	(687)
Net cash (used in) provided by operating activities	(4,393)	1,595

Cash flows from investing activities:
Proceeds from maturities of investments	130,738	127,607
Purchase of investments	(112,683)	(146,824)
Purchase of property and equipment	(1,297)	(508)
Loss from disposal of property, plant, and equipment	4	525
Purchase of investment in unconsolidated affiliate	(2,101)	—
Net cash provided by (used in) investing activities	14,661	(19,200)

Cash flows from financing activities:
Proceeds from exercise of stock options	26	682
Purchase of treasury shares	(135)	—
Tax benefit on exercise of stock options	5	89
Net cash (used in) provided by financing activities	(104)	771

Effects of exchange rate changes on cash and cash equivalents	190	358

Net increase (decrease) in cash and cash equivalents	10,354	(16,476)

Cash and cash equivalents, beginning of period	18,066	35,142

Cash and cash equivalents, end of period	$28,420	$18,666

Supplemental disclosure of cash flow information:
Cash paid during period for Income Taxes	$—	$112
Supplemental schedule of non-cash investing and financing activities
Vesting of restricted shares	$566	$—

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

On October 1, 2007, the Company and The CW Network, LLC ("The CW") entered into an agreement (the "CW Agreement"), under which The CW granted to the Company the exclusive right to program The CW's Saturday morning children's programming block that is broadcast in most markets between 7am and 12pm ("The CW Kids Block") for an initial term of five years beginning with The CW's 2008-2009 broadcast season.

Under the CW Agreement, the Company is obligated to make quarterly minimum guaranteed payments which are subject to reduction under certain circumstances. The Company and The CW will share advertising revenues earned from the sale of national commercial time during The CW Kids Block with The CW's share to be applied against such quarterly guarantee payments. In addition, The CW will be entitled under the CW Agreement to participate in the Company's merchandising revenue from certain content broadcast on The CW Kids Block if such merchandising revenues exceed a certain annual minimum.

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

Trading Card and Game Distribution - Through its wholly-owned subsidiary, 4Kids Digital Games, Inc. (“4Kids Digital”), the Company owns 53% of TC Digital Games LLC, a Delaware limited liability company (“TC Digital”) that produces, markets and distributes the “Chaotic” trading card game. On December 11, 2006, 4Kids Digital and Chaotic USA Digital Games LLC (“CUSA LLC”), a wholly owned subsidiary of Chaotic USA Entertainment Group, Inc. (“CUSA”), entered into the TC Digital operating agreement (the “TCD Agreement”) which contains terms and conditions governing the operations of TC Digital. Under the TCD Agreement, 4Kids Digital and CUSA are each entitled to elect two managers to TC Digital’s Management Committee with 4Kids Digital having the right to break any dead-locks.

Through its wholly-owned subsidiary, 4Kids Websites, Inc., the Company owns 50% of TC Websites LLC, a Delaware limited liability company (“TC Websites”) that owns and operates www.chaoticgame.com, the companion website for the “Chaotic” trading card game which was launched as a public beta version on October 24, 2007. 4Kids Websites purchased its 50% membership interest in TC Websites from CUSA on December 11, 2006. Under the terms of TC Websites’ operating agreement (the “TCW Agreement”), 4Kids Websites and CUSA are each entitled to elect two managers to TC Websites’ Management Committee, with 4Kids Websites having the right to break any dead-lock relating to advertising and marketing issues and CUSA having the right to break any dead-lock relating to operational matters. Due to the fact that the Company does not have final decision making power on operational matters, the equity method of accounting is applied.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The consolidated financial statements, except for the December 31, 2006 consolidated balance sheet and the consolidated statement of stockholders’ equity and comprehensive loss for the year ended December 31, 2006, are unaudited, but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements should be read in conjunction with audited consolidated financial statements and notes thereto for the year ended December 31, 2006 as presented in our Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position of the Company as of September 30, 2007 and December 31, 2006, and the results of operations for the three and nine months ended September 30, 2007 and 2006, and stockholders’ equity and comprehensive loss for the nine months ended September 30, 2007 and the year ended December 31, 2006, and cash flows for the nine months ended September 30, 2007 and 2006. Because of the inherent seasonality and changing trends of the toy, game, entertainment and advertising industries, operating results for the Company on a quarterly basis may not be indicative of operating results for the full year.

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

Production and adaptation costs charged to the licensor are included in net revenues and the corresponding costs are included in production service costs in the accompanying consolidated statements of operations. Production service costs included in net revenues amounted to $1,396 and $4,784 for the three and nine months ended September 30, 2007, respectively, and $2,875 and $8,301 for the three and nine months ended September 30, 2006, respectively.

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

Investments - The Company’s short-term investments principally consists of auction rate and debt securities. The Company classifies its investments in auction rate securities as “available for sale.” These investments are recorded at cost which approximates fair market value due to their variable interest rates. All income generated from these investments were recorded as interest income. As the Company expects to hold its auction rate securities for less than one year, they have been classified as a current asset; all other securities are classified as non-current. Our marketable securities portfolio also includes corporate debt instruments in which the Company has the intention to hold until maturity and therefore classifies these investments as held-to-maturity, reported at market value.

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

Translation of Foreign Currency — In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, the Company classifies items of other comprehensive income by their nature in the financial statements and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet. The assets and liabilities of the Company’s foreign subsidiary, 4Kids International, have been recorded in their local currency and translated to U.S. dollars using period-end exchange rates. Income and expense items have been translated at the average rate of exchange prevailing during the period. Any adjustment resulting from translating the financial statements of the foreign subsidiary is reflected as “other comprehensive income,” net of related tax. Comprehensive (loss) for the three and nine months ended September 30, 2007, was $(4,043) and $(6,299), respectively, which included translation adjustments of $107 and $269 for the respective periods. Comprehensive (loss) income for the three and nine months ended September 30, 2006 was $(181) and $1,895, respectively, which included translation adjustments of $84 and $578 for the respective periods.

Recently Issued Accounting Pronouncements – Accounting for Uncertainty in Income Taxes - In June 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS No. 109 Accounting for Income Taxes (“SFAS No. 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 is effective for the period beginning January 1, 2007. The adoption of this interpretation did not have a material effect on the Company’s consolidated financial position or results of operations.

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

In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires that tax benefits generated by dividends paid during the vesting period on certain equity-classified share-based compensation awards be classified as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards. EITF 06-11 is effective as of January 1, 2008. The Company is currently evaluating the impact the adoption of EITF 06-11 will have on its consolidated financial position and results of operations.

3. STOCK-BASED EMPLOYEE COMPENSATION

The Company has stock-based compensation plans for employees and non-employee members of the Board of Directors. The plans provide for discretionary grants of stock options, shares of restricted stock, and other stock-based awards. The plans are administered by the Compensation Committee of the Board of Directors, consisting of non-employee directors.

Effective January 1, 2006, the Company adopted SFAS No. 123-R (revised 2004), Share-Based Payments, utilizing the modified prospective method whereby prior periods are not restated for comparability. SFAS 123-R requires recognition of stock-based compensation expense in the statement of operations over the vesting period based on the fair value of the award at the grant date. Previously, the Company used the intrinsic value method under APB No. 25, Accounting for Stock Issued to Employees (‘‘APB No. 25’’), as amended by related interpretations of the FASB. Under APB No. 25, no compensation cost was recognized for stock options because the quoted market price of the stock at the grant date was equal to the amount per share the employee had to pay to acquire the stock after fulfilling the vesting period. SFAS 123-R supersedes APB No. 25 as well as SFAS 123, Accounting for Stock-Based Compensation, which permitted pro forma footnote disclosures to report the difference between the fair value method and the intrinsic value method. The Company did not grant any stock options during the nine months ended September 30, 2007, and at January 1, 2006, all of the Company’s outstanding options were fully vested. Consequently, the adoption of this pronouncement did not have a material effect on the Company’s consolidated financial position or results of operations.

The following table summarizes activity under our stock option plans for the nine months ended September 30, 2007:

	Shares (In thousands)	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at beginning of period	2,281	$17.90
Grants	—	—
Exercised	(2)	11.80
Forfeited	(410)	20.55
Outstanding at end of period	1,869	$17.32	1.92	$6,195

Exercisable at end of period	1,869	$17.32	1.92	$6,195

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the closing price. As of September 30, 2007, we had options outstanding to purchase an aggregate of approximately 658,000 shares with an exercise price below the quoted price of our stock, resulting in an aggregate intrinsic value of $6,195. During the nine months ended September 30, 2007 and 2006, the aggregate intrinsic value of options exercised under our stock option plans was $13 and $261, respectively, determined as of the date of exercise.

Restricted Stock Awards

The Company granted restricted stock awards of approximately 162,000 shares on May 25, 2007 under its 2006 long-term incentive compensation plan and of 145,000 and 4,000 shares on May 23, 2006 and June 15, 2006, respectively, under its 2005 long-term incentive compensation plan. The restricted stock awards were granted to certain employees, including officers and members of the Board of Directors, at grant prices of $16.79, $16.52 and $15.78 (in each case, the average of the high and low stock price from the previous day of trading) for the May 25, 2007, the May 23, 2006 and the June 15, 2006 grants, respectively. The restricted stock awards vest annually over a period of four years from the date of grant with accelerated vesting upon a change of control of the Company (as defined in the applicable plan). During the restriction period, award holders do not have the rights of stockholders and cannot transfer ownership. Additionally, nonvested shares of award holders are subject to forfeiture. These awards are forfeited and revert to the Company in the event of employment termination, except in the case of death, disability, retirement or other specified events.

A summary of restricted stock award activity under the Company’s long-term incentive compensation plans as of September 30, 2007 and changes during the nine months then ended is presented as follows:

	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2007	138	$16.50
Granted	162	16.79
Vested	(34)	16.49
Forfeited	(4)	16.64
Outstanding at September 30, 2007	262	$16.67

As of September 30, 2007, there was approximately $2,455 and $1,477 of unrecognized compensation cost related to restricted stock awards granted under the Company’s 2006 and 2005 long-term incentive compensation plans, respectively. The cost is expected to be recognized over a remaining weighted-average period of 3.7 and 2.6 years under the 2006 and 2005 plans, respectively. There were approximately 34,000 shares of restricted stock that vested during the nine months ended September 30, 2007.

Availability for Future Issuance - As of September 30, 2007, (i) options to purchase approximately 739,000 shares of the Company’s common stock were available for future issuance under the Company’s stock option plans and (ii) options to purchase a maximum of approximately 816,000 shares of the Company’s common stock were available for future issuance under the Company’s long-term incentive compensation plans, reduced by four shares for each share of restricted stock awarded under the 2006 and 2005 plans, for which an aggregate of 16,000 shares were available for issuance as options and reduced by two shares for each share of restricted stock awarded under the 2007 plan for which 800,000 shares were available for issuance as options. Additionally, 8,000 shares of restricted stock, repurchased in May 2007 to discharge withholding tax obligations upon the vesting of certain employees’ restricted shares, were also available for issuance under the 2005 plan.

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

The Company has deferred all amounts received under the contract, and recognizes revenue as the Current Music Assets and Future Music Assets generate revenue over the contract term. Notwithstanding the foregoing, as of the date the Company has delivered all of the Future Music Assets required under the contract, any portion of the $5,000 that remains deferred and not recognized, will be recognized as revenue. Pursuant to the above, the Company recognized revenues of $165 and $336 for the three and nine months ended September 30, 2007, respectively, and $125 and $485 for the three and nine months ended September 30, 2006, respectively. The Company has included $2,119 and $2,455 as deferred revenue on the accompanying consolidated balance sheets as of September 30, 2007 and December 31, 2006, respectively.

Home Video - At various dates since May 2002, 4Kids Home Video entered into various agreements with an unaffiliated third party home video distributor (the “Video Distributor”) pursuant to which 4Kids Home Video provides ongoing advertising, marketing and promotional services with respect to certain home video titles that are owned or controlled by the Company and which are distributed by the Video Distributor. The Video Distributor has paid the Company cumulative advances of $4,119 against 4Kids Home Video’s share of the distribution and service fee proceeds to be realized by 4Kids Home Video from such titles. Pursuant to the above, the Company recognized revenue of $3 and $108 for the three and nine months ended September 30, 2007, respectively, and $62 and $132 for the three and nine months ended September 30, 2006, respectively. The Company has included $433 and $541 as deferred revenue on the accompanying consolidated balance sheets as of September 30, 2007 and December 31, 2006, respectively.

Other Agreements - In addition, the Company entered into other agreements for various Properties and advertising time on 4Kids TV in which the Company has received certain advances and/or minimum guarantees. As of September 30, 2007 and December 31, 2006, the unearned portion of these advances and guaranteed payments was $450 and $2,018, respectively, and is included in deferred revenue on the accompanying consolidated balance sheets.

5. INCOME TAXES

The (benefit from) provision for income taxes consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Current	$(1,930)	$(1,194)	$(4,070)	$(2,127)
Deferred	(541)	349	(676)	805
Total	$(2,471)	$(845)	$(4,746)	$(1,322)

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

7. RELATED PARTY

National Law Enforcement and Firefighters Children’s Foundation - The Company’s Chairman and Chief Executive Officer is the founder and President of The National Law Enforcement and Firefighters Children’s Foundation (the “Foundation”). The Foundation is a not-for-profit organization dedicated to helping the children of law enforcement and firefighting personnel and working with law enforcement and firefighting organizations to provide all children with valuable social and life skill programs. The Company contributed approximately $30 and $90 to the foundation for the three and nine months ended September 30, 2007, respectively, and $20 and $70 to the foundation for the three and nine months ended September 30, 2006, respectively.

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

As of September 30, 2007, the Company has entered into the following transactions with CUSA and CUSA LLC, or parties related to Gannon and Milito that are summarized below:

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

°

Chaotic Property Representation Agreement – On December 11, 2006, 4Kids Licensing, CUSA and Apex Marketing, Inc. (“Apex”), a corporation in which Gannon holds 60% of the outstanding capital stock and Milito owns 39% of the outstanding capital stock, entered into an amended and restated Chaotic property representation agreement (“CPRA”) replacing the original Chaotic property representation agreement entered into by the parties in April 2005. Under the terms of the CPRA, 4Kids Licensing is granted exclusive television broadcast and production, merchandising licensing, and home video rights to the “Chaotic” Property worldwide in perpetuity, subject to certain limited exceptions. Under the terms of the CPRA, all “Chaotic” related income less approved merchandising and other expenses shall be distributed 50% to the Company and 50% to CUSA and Apex, excluding trading card royalties which are distributed 53% to 4Kids Digital and 47% to CUSA LLC. Additionally, all approved production expenses for television episodes based on the “Chaotic” property are allocated 50% to 4Kids Licensing and 50% to CUSA and Apex. As of September 30, 2007, there were approximately $4,295 of production and merchandising expenses owed to 4Kids Licensing by CUSA and Apex collectively.

°

Patent License Agreements – On December 11, 2006, TC Digital and TC Websites each entered into an agreement (the “Patent License Agreements”) with Cornerstone Patent Technologies, LLC (“Cornerstone”), a limited liability company, in which Gannon and Milito both hold a 25% membership interest. Pursuant to the Patent License Agreements, TC Digital and TC Websites obtained exclusive licenses (subject to certain exceptions) to use certain patent rights in connection with “Chaotic” and other trading card games which are uploaded to websites owned and operated by the combined entities. Additionally, each of TC Digital and TC Websites will pay Cornerstone a royalty of 1.5% of the Manufacturers Suggested Retail Price for trading cards sold. On September 10, 2007, the Company purchased a 25% interest in such patents from Cornerstone for $750. As of September 30, 2007, no trading cards had been sold.

°

TCD Agreement – Under the terms of the TCD Agreement entered into by 4Kids Digital and CUSA LLC, TC Digital is obligated to pay the following fees and/or royalties to: (i) 4Kids Digital equal to 3% of TC Digital’s gross revenues up to $350 per year for management services performed; (ii) 4Kids Digital and CUSA equal to 3% of net sales of each pack of trading cards sold; (iii) Dracco Company Ltd. (“Dracco”) equal to (x) 5% of the net sales of “Chaotic” trading cards and (y) an additional 1% of net sales of “Chaotic” trading cards above $50 million during a calendar year; and (iv) the Company equal to 5% of the net sales of “Chaotic” trading cards. The Company acquired its rights to receive royalties in respect of net sales of “Chaotic” trading cards under the TCD Agreement from Dracco on October 17, 2007 in exchange for a one-time payment of $2,250. 4Kids Digital is required under the terms of the TCD Agreement and the related loan and line of credit agreements to provide loans to TC Digital from time to time in an aggregate amount equal to $8,000 with a maturity date of December 31, 2010 and an interest rate of 12%. Any transaction resulting in the sale of more than 50% of TC Digital’s membership interests or in the sale of all or substantially all of TC Digital’s assets occurring while there is no debt owed from TC Digital to 4Kids Digital under the loan and line of credit or occurring prior to August 31, 2009 requires the consent of members of TC Digital holding two-thirds of its membership interests (as opposed to a majority of its membership interests). As of September 30, 2007, no royalties had been paid under this agreement.

°

Chaotic Merchandise License Agreement – On December 11, 2006, 4Kids Licensing, CUSA and TC Digital entered into a merchandise licensing agreement pursuant to which 4Kids Licensing and CUSA granted TC Digital exclusive rights to manufacture, produce and license “Chaotic” trading cards and related accessories through December 31, 2016. Under the terms of the agreement, TC Digital is obligated to pay a royalty on trading cards and all related accessories equal to (i) 4% of net sales to 4Kids Licensing while any amounts are outstanding to 4Kids Digital under the loan agreement or line of credit agreement or (ii) 8% of net sales of such cards and accessories, 53% of which will be paid to 4Kids Licensing and 47% of which will be paid to CUSA. As of September 30, 2007, no royalties had been paid under this agreement.

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

°

Website Agreement – On December 11, 2006, TC Digital and TC Websites entered into a website agreement pursuant to which TC Websites agrees to operate and maintain the website through December 31, 2031, which will upload codes relating to the “Chaotic” trading card game and store the corresponding information. In consideration for the services provided, TC Digital will pay TC Websites a fee of 1.5% of net sales of “Chaotic” trading cards. As of September 30, 2007, no royalties had been paid under this agreement.

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

In March 2006, the multi-year agreement was extended for two broadcast years through the 2007-2008 broadcast season. As of September 30, 2007, no amounts remain to be paid for the 2006-2007 broadcast season under the amended agreement. The time-buy fee for each of the 2006-2007 and 2007-2008 broadcast seasons is $20,000 as compared to the $25,312 paid for each broadcast year during the initial term of the multi-year agreement. The fee is payable in quarterly installments of $5,000 each year beginning in October 2006. Fox has exercised its option to extend this agreement through its 2008-2009 broadcast season under the same terms and conditions as in effect for the 2007-2008 broadcast season.

The costs of 4Kids TV is capitalized and amortized over each broadcast year based on estimated advertising revenue for the related broadcast year. The Company recorded amortization expenses of $5,482 and $13,726 for the three and nine months ended September 30, 2007 and $5,490 and $15,172 for the three and nine months ended September 30, 2006, respectively. During the nine months ended September 30, 2007, the Company paid Fox and certain Fox affiliates $15,525 and $123 attributable to the fifth and sixth years’ broadcast fees, and during calendar year 2006, the Company paid Fox and certain Fox affiliates $7,058 and $5,491 attributable to the fourth and fifth years’ broadcast fees, respectively. All fees paid to Fox and certain Fox affiliates for the fifth and sixth years’ broadcast seasons were completely amortized as of September 30, 2007.

In addition to the time-buy fee paid to Fox, the Company incurs additional costs to program the four-hour block and sell the related network advertising time. These costs include direct programming costs to acquire, adapt and deliver programming for the broadcast during the weekly four-hour block as well as additional indirect expenses of advertising sales, promotion and administration.

As of September 30, 2007, the minimum guaranteed payment obligations under the 4Kids TV Broadcast Agreement are as follows:

Year Ending December 31,	Amount
2007	$5,000
2008	20,000
2009	15,000
Total	$40,000

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

Minority interest of membership units in TC Digital represents the minority members’ proportionate share of the equity in the entity. Income is allocated to the membership units minority interest based on the ownership percentage throughout the year. As of September 30, 2007, the minority member held 47% of the common units of the entity. For the three and nine months ended September 30, 2007, 4Kids Digital absorbed the entire loss associated with the operations of TC Digital, as noted below. Future profits of TC Digital will not be allocated to the minority member until such time that 4Kids Digital has recouped all losses incurred to date from the operations of TC Digital. The following table summarizes the membership units minority interest loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
TC Digital net loss before common units minority interest	$(1,207)	$—	$(2,890)	$—
Minority interest percentage	47%	—%	47%	—%
Minority interest loss allocation	(567)	—	(1,358)	—
Less: Minority interest allocation related to discontinued operations	—	—	—	—
Total allocation of minority interest loss to continuing operations	(567)	—	(1,358)	—
Less: Minority member capital contribution	—	—	—	—
Loss in excess of minority interest absorbed by 4Kids Digital	$(567)	$—	$(1,358)	$—

10.  INVESTMENT IN UNCONSOLIDATED AFFILIATE

On December 11, 2006, 4Kids Websites purchased a 50% membership interest in TC Websites from CUSA for approximately $3,200. 4Kids Websites uses the equity method to account for its investment in an unconsolidated affiliate where it does not have control, but has significant influence. Under the terms of the TCW Agreement, 4Kids Websites and CUSA are each entitled to elect two managers to TC Websites’ Management Committee, with 4Kids Websites having the right to break any dead-lock relating to branding issues and CUSA having the right to break any dead-lock relating to operational matters. Generally, the Company’s investment in an unconsolidated affiliate is recorded on the Company’s consolidated balance sheets in an amount equal to the Company’s proportionate share of equity reported by the unconsolidated affiliate. The Company’s investment is assessed for possible impairment when events indicate that the fair value of the investment may be below the Company’s carrying value.

In the current quarter, it was determined that costs of approximately $3,000 incurred throughout the production of the “Chaotic” website and previously capitalized on TC Websites books should be written down by TC Websites during the quarter. The write down of the assets was due to factors relating to changes in the website’s infrastructure as well as the overall functionality of the website. For the three and nine months ended September 30, 2007, the Company recorded $1,061 ($1,792 less a tax benefit of $731) and $1,179 ($2,005 less a tax benefit of $826), respectively, of equity losses related to the investment, which was included in the determination of net loss. The Company recognized no equity losses related to the investment for the same periods in 2006. The following is a summary of the financial information for the Company’s unconsolidated affiliate, TC Websites:

Balance Sheet Data:	September 30, 2007	December 31, 2006
Total assets	$1,305	$1,200
Total liabilities	1,530	44

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Income Statement Data:	2007	2006	2007	2006
Net revenues	$—	$—	$—	$—
Net loss	(3,583)	—	(4,010)	—

11. DISCONTINUED OPERATIONS

In June 2006, the Company announced that the business of its media buying subsidiary, Summit Media, would be terminated effective June 30, 2006. The results of operations for Summit Media are reported as a discontinued operation for the three and nine months ended September 30, 2007 and 2006, and accordingly, the accompanying consolidated financial statements have been reclassified separately to report the assets, liabilities and operating results of this business.

The following are the summarized results of discontinued operations for the media buying business:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net Revenues	$—	$12	$—	$2,862
(Loss) income before income taxes	—	(76)	—	1,084
(Benefit from) provision for income taxes	—	(42)	—	542
Net (loss) income from discontinued operations	$—	$(34)	$—	$542

Under the terms of the Settlement Agreement entered into by Summit Media with The Beacon Media Group LLC (“Beacon”), Sheldon Hirsch, Tom Horner and Paul Caldera (the “Beacon Defendants”) on June 19, 2006, relating to the lawsuit filed by Summit Media in Supreme Court, New York County against Beacon and the Beacon Defendants, Summit Media will receive $2,000, in regularly scheduled payments through 2010, in exchange for Summit Media’s discontinuation of the lawsuit. The Company has included approximately $1,800 in net revenues for the year ended December 31, 2006, relating to this agreement. Through September 30, 2007, the Company had received $500 of the scheduled payments related to the lawsuit.

The major classes of assets and liabilities of the discontinued operation in the balance sheet are as follows:

	September 30,	December 31,
	2007	2006
Accounts receivable	$—	$24
Prepaid expense and other current assets	372	302
Current assets from discontinued operations	372	326

Other receivable – noncurrent	926	1,333

Noncurrent assets from discontinued operations	926	1,333

Media payable	—	—
Accounts payable and accrued expenses	—	20
Current liabilities from discontinued operations	$—	$20

12. RIGHTS AGREEMENT

On August 15, 2007, the Board of Directors of the Company declared a dividend distribution of one preferred stock purchase right (“Right”) for each outstanding share of the Company’s common stock to shareholders of record at the close of business on August 27, 2007. Each Right entitles the holder to purchase from the Company a unit consisting of one one-thousandth of a share of the Company’s series A preferred stock at a purchase price of $55.00 per unit, subject to adjustment. Thirty thousand (30,000) shares of series A preferred stock have been initially reserved for issuance upon exercise of the Rights. The description and terms of the Rights are set forth in a Rights Agreement (the “Rights Agreement”), dated as of August 15, 2007, between the Company and Continental Stock Transfer & Trust Co., as Rights Agent.

Initially, the Rights will be attached to the Company’s common stock. Subject to certain exceptions specified in the Rights Agreement, the Rights will separate from the common stock and a distribution date (a “Distribution Date”) will occur upon the earlier to occur of (i) the 10th business day following the date of the first public announcement that any person or group of affiliated or associated persons has become the beneficial owner of 15% or more of the shares of the Company’s common stock then outstanding (an “Acquiring Person”) and (2) the tenth business day following the commencement of a tender or exchange offer by a person, if upon its consummation, such person, together with its affiliates and associates, would become an Acquiring Person.

The Rights are not exercisable until the Distribution Date and will expire at 5 p.m., New York time, on August 14, 2017, unless earlier redeemed, exchanged, extended or terminated by the Company as provided in the Rights Agreement.

In the event that a person, alone or together with its affiliates and associates, becomes an Acquiring Person, each holder of a Right will thereafter have the right to receive, upon exercise, shares of the Company’s common stock having a value equal to two times the exercise price of the Right provided, however, that all Rights beneficially owned by such Acquiring Person (or an affiliate or associate thereof) will be null and void. In the event that, after a person becomes an Acquiring Person, (i) the Company is acquired in a business combination transaction in which it does not survive or in which its common stock is changed or exchanged or remains outstanding but constitutes less than 50% of the shares outstanding immediately following the merger, or (ii) 50% or more of the Company’s assets, earning power or cash flow is sold or transferred, each holder of a Right (except Rights which have previously been voided as set forth above) shall thereafter have the right to receive, upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the Right.

At any time until ten business days following the date a person becomes an Acquiring Person, the Company may redeem the Rights in whole, but not in part, at a price of $0.01 per Right (payable in cash, shares of common stock or other consideration deemed appropriate by the Board of Directors of the Company). At any time after a person becomes an Acquiring Person and prior to the acquisition by a person and its affiliates and associates of fifty percent (50%) or more of the outstanding shares of the Company’s common stock, the Board of Directors of the Company may exchange the Rights (other than Rights which have become null and void), in whole or in part, at an exchange ratio of one share of common stock, or one one-thousandth of a share of class A preferred stock, per Right.

13. SUBSEQUENT EVENT

On October 1, 2007, the Company and The CW entered into the CW Agreement, under which The CW granted to the Company the exclusive right to program The CW Kids Block is broadcast in most markets between 7am and 12pm for an initial term of five years beginning with The CW's 2008-2009 broadcast season.

Under the CW Agreement, the Company is obligated to make quarterly minimum guaranteed payments which are subject to reduction under certain circumstances. The Company and The CW will share advertising revenues earned from the sale of national commercial time during The CW Kids Block with The CW's share to be applied against such quarterly guarantee payments. In addition, The CW will be entitled under the CW Agreement to participate in the Company's merchandising revenue from certain content broadcast on The CW Kids Block if such merchandising revenues exceed a certain annual minimum.

The Company’s ability to recover the minimum guarantee to The CW will depend on the popularity of the television programs the Company broadcasts on The CW and the general market demand and pricing of advertising time for Saturday morning children’s broadcast television. The popularity of such programs impacts audience levels and the level of the network advertising rates that the Company can charge. Additionally, the success of the merchandise licensing programs and home video sales based on such television programs broadcast on The CW Kids Block is dependent on consumer acceptance of such television programs. If the Company estimates that it will be unable to generate sufficient future revenue from advertising sales, home video sales and merchandising licensing at levels to cover the cost of its minimum guarantee payable to The CW, the Company would record a charge to earnings to reflect an expected loss on the CW Agreement in the period in which the factors negatively affecting the recoverability of the fee payable become known. The Company will be required to make certain assumptions and estimates about future events such as advertising rates and audience viewing levels in evaluating its ability to recover the cost of the minimum guarantee payable to The CW. Such estimates and assumptions are subject to market forces and factors beyond the control of the Company and are inherently subject to change. There can be no assurance that the Company will be able to recover the full cost of the minimum guarantee payable to The CW and in the event it cannot, it would record the resulting charge to earnings to reflect an expected loss on the minimum guarantee payable to The CW, which could be significant.

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

	Licensing	Advertising Media and Broadcast	TV and Film Production/ Distribution	Trading Card and Game Distribution	Total
Three Months Ended September 30, 2007:
Net revenues from external customers	$4,270	$3,517	$4,396	$—	$12,183
Amortization of television and film costs	—	—	1,546	—	1,546
Amortization of 4Kids TV broadcast fee	—	5,482	—	—	5,482
Segment profit (loss)	1,056	(4,908)	(225)	(1,483)	(5,560)
Interest income	1,197	18	39	—	1,254

2006
Net revenues from external customers	$6,937	$3,578	$7,047	$—	$17,562
Amortization of television and film costs	—	—	1,759	—	1,759
Amortization of 4Kids TV broadcast fee	—	5,490	—	—	5,490
Segment profit (loss)	2,661	(3,910)	173	—	(1,076)
Interest income	1,097	17	—	—	1,114

Nine Months Ended September 30, 2007:
Net revenues from external customers	$16,319	$10,235	$12,569	$—	$39,123
Amortization of television and film costs	—	—	4,677	—	4,677
Amortization of 4Kids TV broadcast fee	—	13,726	—	—	13,726
Segment profit (loss)	5,624	(11,041)	(1,038)	(3,680)	(10,135)
Interest income	3,635	54	132	—	3,821
Segment assets	131,244	5,792	27,846	7,631	172,513

2006
Net revenues from external customers	$23,468	$10,615	$19,404	$—	$53,487
Amortization of television and film costs	—	—	4,776	—	4,776
Amortization of 4Kids TV broadcast fee	—	15,172	—	—	15,172
Segment profit (loss)	8,969	(10,300)	784	—	(547)
Interest income	2,987	23	—	—	3,010
Segments assets	144,407	5,408	29,797	—	179,612

Net revenues from external customers and segment profit from discontinued operations have been excluded from the Advertising, Media and Broadcast segment and are disclosed in Note 11. Conversely, discontinued operations relating to segment assets have been included in segment reporting.

Additionally, through the Company’s London office and network of international subagents, which allow it to license its Properties throughout the world, the Company recognized net merchandise licensing revenues from international sources, primarily in Europe, of $1,904 and $5,611 for the three and nine months ended September 30, 2007, respectively, and $3,803 and $8,980 for the three and nine months ended September 30, 2006, respectively. As of September 30, 2007 and 2006, net assets of the Company’s London office were $7,068 and $7,602, respectively.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(In thousands of dollars unless otherwise specified)

Overview

The Company’s operating results for the three and nine months ended September 30, 2007 reflect an overall decrease in licensing revenues, production service revenues, and worldwide broadcast sales from the Properties as compared to the same periods in 2006. The decrease in the licensing revenues resulted primarily from reduced revenue on the “Yu-Gi-Oh!” Property worldwide and an overall reduction in licensing internationally. The decrease in production service revenue is primarily attributable to the decline in the production of the “Teenage Mutant Ninja Turtles” and “Pokémon” television series, partially offset by increased production service revenue on the “Chaotic” and “Viva Piñata” television series. The results for the three and nine months ended September 30, 2007 were also negatively impacted by increased selling, general and administrative expenses associated with the operations of the Company’s newly formed Trading Card and Game Distribution companies, partially offset by decreased production service costs.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB No. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires that the funded status of defined benefit postretirement plans be recognized on companies’ balance sheets and that changes in the funded status be reflected in comprehensive income, effective for fiscal years ending after December 15, 2006. SFAS 158 also requires companies to measure the funded status of each such plan as of the date of its fiscal year-end, effective for fiscal years ending after December 15, 2008. Since the Company does not currently have a defined benefit postretirement plan, the adoption of SFAS 158 did not have any impact on its consolidated financial position and results of operations.

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

In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires that tax benefits generated by dividends paid during the vesting period on certain equity-classified share-based compensation awards be classified as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards. EITF 06-11 is effective as of January 1, 2008. The Company is currently evaluating the impact the adoption of EITF 06-11 will have on its consolidated financial position and results of operations.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenues for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenues	100%	100%	100%	100%

Costs and expenses:
Selling, general and administrative	86%	53%	76%	52%
Production service costs	12%	18%	13%	18%
Amortization of television and film costs	13%	10%	12%	9%
Amortization of 4Kids TV broadcast fee	45%	31%	35%	28%
Total costs and expenses	156%	112%	136%	107%

Loss from operations	(56%)	(12%)	(36%)	(7%)

Interest income	10%	6%	10%	6%

Loss before income taxes	(46%)	(6%)	(26%)	(1%)

Benefit from income taxes	(21%)	(5%)	(12%)	(2%)

Loss from unconsolidated operations –
net of a tax benefit	(9%)	—%	(3%)	—%

(Loss) income from continuing operations	(34%)	(1%)	(17%)	1%

Income from discontinued operations	—%	—%	—%	1%

Net (loss) income	(34%)	(1%)	(17%)	2%

Three and nine months ended September 30, 2007 as compared to three and nine months ended September 30, 2006.

Continuing Operations

Revenues

Revenues by reportable segment and for the Company as a whole were as follows:

For the three months ended September 30, 2007 and 2006
	2007	2006	$ Change	% Change
Licensing	$4,270	$6,937	$(2,667)	(38%	)
Advertising, Media and Broadcast	3,517	3,578	(61)	(2%	)
Television and Film Production/Distribution	4,396	7,047	(2,651)	(38%	)
Trading Card and Game Distribution	—	—	—	—%
Total	$12,183	$17,562	$(5,379)	(31%	)

For the nine months ended September 30, 2007 and 2006
	2007	2006	$ Change	% Change
Licensing	$16,319	$23,468	$(7,149)	(30%	)
Advertising, Media and Broadcast	10,235	10,615	(380)	(4%	)
Television and Film Production/Distribution	12,569	19,404	(6,835)	(35%	)
Trading Card and Game Distribution	—	—	—	—%
Total	$39,123	$53,487	$(14,364)	(27%	)

The decrease in consolidated net revenues for the three and nine months ended September 30, 2007, as compared to the same periods in 2006, was due to a number of factors.

In the Licensing segment, decreased revenues for the three months ended September 30, 2007 were primarily attributable to:

(i)

reduced licensing revenues on the “Winx Club” and “Pokémon” Properties, worldwide, the “G.I. Joe” and “Cabbage Patch Kids” Properties, domestically and “Teenage Mutant Ninja Turtles” Property, internationally; partially offset by

(ii)	increased revenues attributable to the “Teenage Mutant Ninja Turtles” Property, domestically.

In the Licensing segment, decreased revenues for the nine months ended September 30, 2007 were primarily attributable to:

(i)

reduced licensing revenues on the “Yu-Gi-Oh!”, “Winx Club” and “Pokémon” Properties, worldwide, the “G.I. Joe” Property, domestically and “Teenage Mutant Ninja Turtles” Property, internationally; partially offset by

(ii)	increased revenues attributable to the “Teenage Mutant Ninja Turtles” Properties, domestically.

The “Yu-Gi-Oh!”, “Teenage Mutant Ninja Turtles” and “Cabbage Patch Kids” Properties continue to be the largest contributors to the Company’s revenues in this business segment.

In the Advertising Media and Broadcast segment, revenues decreased slightly for the three and nine months ended September 30, 2007 as a result of reduced revenues from the sale of network advertising time on 4Kids TV caused by an overall decrease in the 4Kids TV ratings.

In the Television and Film Production/Distribution segment, decreased revenues for the three months ended September 30, 2007 were primarily attributable to:

(i)	decreased production service revenue from the “Teenage Mutant Ninja Turtles”, “Chaotic” and “Viva Piñata” television series, domestically, as well as
(ii)	decreased broadcast sales from the “Yu-Gi-Oh!” and “One Piece” television series, internationally; partially offset by
(iii)	increased broadcast sales from the “Chaotic” television series, domestically and the “Viva Piñata” television series, internationally.

In the Television and Film Production/Distribution segment, decreased revenues for the nine months ended September 30, 2007 were primarily attributable to:

(i)	decreased production service revenue from the “Teenage Mutant Ninja Turtles”, “Pokémon” and “One Piece” television series, domestically, as well as
(ii)	decreased broadcast sales from the “Pokémon” television series, domestically and the “Yu-Gi-Oh!” and “One Piece” television series, internationally; partially offset by
(iii)	increased production service revenue from the “Chaotic” television series, domestically.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 13%, or $1,209, to $10,487 for the three months ended September 30, 2007, when compared to the same period in 2006. The increase was primarily attributable to:

(i)	increased costs of approximately $1,110 related to the operations of the Company’s newly formed joint venture, TC Digital, as well as

(ii)	increased website costs of approximately $650 related to the redesign and upgrade of the www.4Kids.tv website, as well as
(iii)	increased professional fees of approximately $350; partially offset by
(iv)	decreased advertising and marketing costs of approximately $300, as well as
(v)	decreased general office expenses of approximately $220.

Selling, general and administrative expenses increased 6%, or $1,786, to $29,626 for the nine months ended September 30, 2007, when compared to the same period in 2006. The increase was primarily attributable to:

(i)	increased costs of approximately $2,890 related to the operations of the Company’s newly formed joint venture, TC Digital, as well as
(ii)	increased website costs of approximately $1,160 related to the redesign and upgrade of the www.4Kids.tv website, as well as
(iii)	increased professional fees of approximately $410; partially offset by
(iv)	decreased personnel costs of approximately $2,120, as well as
(v)	decreased computer supplies of approximately $650.

Production Service and Capitalized Film Costs

Production service and capitalized film costs were as follows:

For the three months ended September 30, 2007 and 2006

	2007	2006	$ Change	% Change
Production Service Costs	$1,482	$3,225	$(1,743)	(54%	)
Amortization of Television and Film Costs	1,546	1,759	(213)	(12%	)

For the nine months ended September 30, 2007 and 2006

	2007	2006	$ Change	% Change
Production Service Costs	$5,050	$9,256	$(4,206)	(45%	)
Amortization of Television and Film Costs	4,677	4,776	(99)	(2%	)

The decrease in production service costs during the three and nine months ended September 30, 2007, as compared to the same periods in 2006, was primarily due to decreased production costs for the “Pokémon”, “One Piece”, “G.I. Joe” and “Teenage Mutant Ninja Turtles” television series, partially offset by increased production costs for the work performed on the “Dinosaur King” and “Chaotic” television series.

Amortization of television and film costs remained consistent for the three and nine months ended September 30, 2007 when compared to the same periods in 2006.

As of September 30, 2007, there was $15,719 of capitalized film production costs recorded in the Company’s consolidated balance sheet relating primarily to various stages of production on 301 episodes of animated programming. Based on management’s ultimate revenue estimates as of September 30, 2007, approximately 43% of the total completed and unamortized film and television costs are expected to be amortized during the next year, and over 90% of the total completed and unamortized film and television costs are expected to be amortized during the next three years.

4Kids TV Broadcast Fee

For the three months ended September 30, 2007 and 2006

	2007	2006	$ Change	% Change
Amortization of 4Kids TV Broadcast Fee	$5,482	$5,490	$(8)	—

For the nine months ended September 30, 2007 and 2006

	2007	2006	$ Change	% Change
Amortization of 4Kids TV Broadcast Fee	$13,726	$15,172	$(1,446)	(10%	)

As a result of the broadcast year (ending each year in September) being different than the Company’s fiscal year (ending each year in December), the amount of the amortization of the broadcast fee recognized from period to period will vary based upon: (i) the amount of advertising revenue recognized during the period; and (ii) the amount of advertising revenue already recognized for the broadcast year as a percentage of the total amount expected to be recognized for the full broadcast year. The decrease in amortization relates to the decreased fee for the 2006-2007 broadcast season, as well as lower advertising revenues recognized by the Company for the three and nine months ended September 30, 2007, as compared to the same period in 2006.

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

Interest Income

Interest income increased 13%, or $140, to $1,254 and 27%, or $811, to $3,821 for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006, primarily as a result of the increasing interest rate environment, partially offset by lower average cash balances invested.

Income Tax Benefit

The Company recorded a benefit from income taxes of $2,471 and $4,746 for the three and nine months ended September 30, 2007, respectively, as compared to a benefit of $845 and $1,322 for the same periods in 2006, respectively. The Company’s effective tax rate was a benefit from income taxes of 44% and 47% for the nine months ended 2007 and 2006, respectively.

Net (Loss) Income

As a result of the above, the Company had a net (loss) for the three and nine months ended September 30, 2007, of $(4,150) and $(6,568), respectively, compared to net (loss) income of $(265) and $1,317 for the same periods in 2006, respectively.

Investment in Unconsolidated Affiliate

On December 11, 2006, 4Kids Websites purchased a 50% membership interest in TC Websites from CUSA for approximately $3,200. 4Kids Websites uses the equity method to account for its investment in an unconsolidated affiliate where it does not have control, but has significant influence. Under the terms of the TCW Agreement, 4Kids Websites and CUSA are each entitled to elect two managers to TC Websites’ Management Committee, with 4Kids Websites having the right to break any dead-lock relating to branding issues and CUSA having the right to break any dead-lock relating to operational matters. Generally, the Company’s investment in an unconsolidated affiliate is recorded on the Company’s consolidated balance sheets in an amount equal to the Company’s proportionate share of equity reported by the unconsolidated affiliate. The Company’s investment is assessed for possible impairment when events indicate that the fair value of the investment may be below the Company’s carrying value.

In the current quarter, it was determined that costs of approximately $3,000 incurred throughout the production of the “Chaotic” website and previously capitalized on TC Websites books should be written down by TC Websites during the quarter. The write down of the assets was due to factors relating to changes in the website’s infrastructure as well as the overall functionality of the website. For the three and nine months ended September 30, 2007, the Company recorded $1,061 ($1,792 less a tax benefit of $731) and $1,179 ($2,005 less a tax benefit of $826), respectively, of equity losses related to the investment, which was included in the determination of net loss. The Company recognized no equity losses related to the investment for the same periods in 2006. The following is a summary of the financial information for the Company’s unconsolidated affiliate, TC Websites:

Balance Sheet Data:	September 30, 2007	December 31, 2006
Total assets	$1,305	$1,200
Total liabilities	1,530	44

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Income Statement Data:	2007	2006	2007	2006
Net revenues	$—	$—	$—	$—
Net loss	(3,583)	—	(4,010)	—

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

The results of operations for Summit Media are reported as a discontinued operation for the three and nine months ended September 30, 2007, and accordingly, the accompanying consolidated financial statements have been reclassified separately to report the assets, liabilities and operating results of this business.

The following are the summarized results of discontinued operations for the media buying business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenues	$—	$12	$—	$2,862
Income before income taxes	—	(76)	—	1,084
Income taxes	—	(42)	—	542
Net income from discontinued operations	$—	$(34)	$—	$542

Liquidity and Capital Resources

Financial Position

Cash and cash equivalents and short-term investments as of September 30, 2007 and December 31, 2006 were as follows:

	2007	2006	$ Change

Cash and cash equivalents	$28,420	$18,066	$10,354
Investments	64,855	92,910	(28,055)
	$93,275	$110,976	$(17,701)

Long-term investments as of September 30, 2007 and December 31, 2006 were as follows:

	2007	2006	$ Change

Investments	$10,000	$—	$10,000

During the nine months ended September 30, 2007, the Company’s cash and cash equivalents and short-term investment balances decreased, primarily as a result of the investment in long-term securities and the timing of payments made to licensors and to Fox and certain affiliates for the 4Kids TV broadcast agreement partially offset by an increase in investment income and cash collections of seasonally high fourth quarter accounts receivable.

Sources and Uses of Cash

Sources (Uses)	2007	2006	$ Change
Operating Activities	$(4,393)	$1,595	$(5,988)
Investing Activities	14,661	(19,200)	33,861
Financing Activities	(104)	771	(875)

Working capital, consisting of current assets less current liabilities, was $99,653 as of September 30, 2007, and $123,906 as of December 31, 2006. The decrease in cash flows used in operating activities is principally due to lower net income, the timing of payments to licensors and to Fox for the payment of the 4Kids TV broadcast fees, as well as advances related to the production of the “Chaotic” television series.

As of September 30, 2007, the Company had $74,855 invested in taxable, tax-exempt and tax-advantaged auction-rate securities and short-term government and corporate obligations. The increase in cash flows from investing activities resulted from a shift in the Company’s investment strategy, implemented during 2007, to purchase taxable investments with longer maturities to minimize the risk of short-term interest rate fluctuations.

During the three and nine months ended September 30, 2007, the Company’s cash flow from operations was negatively impacted by decreased consumer demand for its licensed Properties. While the Company strives to further diversify its revenue streams, management remains cognizant of changing trends in the toy, game and entertainment business and the difficulty in predicting the length of time a Property will be commercially successful. As a result, the Company’s revenues, operating results and cash flow from operations may fluctuate significantly from period to period and present operating results are not necessarily indicative of future performance.

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

In March 2006, the multi-year agreement was extended for two broadcast years through the 2007-2008 broadcast season. As of September 30, 2007, no amounts remain to be paid for the 2006-2007 broadcast season under the amended agreement. The time-buy fee for each of the 2006-2007 and 2007-2008 broadcast seasons is $20,000 as compared to the $25,312 paid for each broadcast year during the initial term of the multi-year agreement. The fee is payable in quarterly installments of $5,000 each year beginning in October 2006. Fox has exercised its option to extend this agreement through its 2008-2009 broadcast season under the same terms and conditions as in effect for the 2007-2008 broadcast season.

The costs of 4Kids TV is capitalized and amortized over each broadcast year based on estimated advertising revenue for the related broadcast year. The Company recorded amortization expenses of $5,482 and $13,726 for the three and nine months ended September 30, 2007 and $5,490 and $15,172 for the three and nine months ended September 30, 2006, respectively. During the nine months ended September 30, 2007, the Company paid Fox and certain Fox affiliates $15,525 and $123 attributable to the fifth and sixth years’ broadcast fees, and during calendar year 2006, the Company paid Fox and certain Fox affiliates $7,058 and $5,491 attributable to the fourth and fifth years’ broadcast fees, respectively. All fees paid to Fox and certain Fox affiliates for the fourth and fifth years’ broadcast seasons were completely amortized as of September 30, 2007 and December 31, 2006.

In addition to the time-buy fee paid to Fox, the Company incurs additional costs to program the four-hour block and sell the related network advertising time. These costs include direct programming costs to acquire, adapt and deliver programming for the broadcast during the weekly four-hour block as well as additional indirect expenses of advertising sales, promotion and administration.

Contractual Commitments

The Company’s contractual obligations and commitments are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. As of September 30, 2007, the Company’s contractual obligations and commitments have not materially changed since December 31, 2006.

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

Changes in Internal Control over Financial Reporting

During the third quarter of 2007, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 9, 2007

By:	/s/ Alfred R. Kahn

___________________________

Alfred R. Kahn,
Chairman of the Board,
Chief Executive Officer and
Director

By:	/s/ Bruce R. Foster

___________________________

Bruce R. Foster,
Executive Vice President,
Treasurer, Chief Financial
Officer and Principal Accounting
Officer