Form 10-K
period 2007-12-31
4 KIDS ENTERTAINMENT INC
filed 2008-03-17
CIK 58592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

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

1414 Avenue of the Americas, New York, New York	10019

                                   (Address of principal executive offices)                                                        (Zip Code)

Registrant’s telephone number, including area code: (212) 758-7666

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes __ NoX

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes___ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,” “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ___	Accelerated filer X	Non-accelerated filer ___	Smaller reporting company ___

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No X

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on June 29, 2007 as reported on the New York Stock Exchange Market, was approximately $138,818,400. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value	13,157,823
(Title of Class)	(No. of Shares Outstanding at March 14, 2008)

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2008 are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORM 10-K REPORT INDEX

PART I

Throughout this Annual Report on Form 10-K, we “incorporate by reference” certain information in parts of other documents filed with the Securities and Exchange Commission (the “SEC”). The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information.

This Annual Report on Form 10-K, including the sections titled "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements that relate to future events or our future financial performance. We may also make written and oral forward-looking statements in our Securities and Exchange Commission ("SEC") filings and otherwise. We have tried, where possible, to identify such statements by using words such as "believe," "expect," "intend," "estimate," "anticipate," "will," "project," "plan" and similar expressions in connection with any discussion of future operating or financial performance. Any forward-looking statements are and will be based upon our then-current expectations, estimates and assumptions regarding future events and are applicable only as of the dates of such statements. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements. Such risks and uncertainties include those described in "Item 1A. Risk Factors" below as well as other factors. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1. Business.

General Development and Narrative Description of Business - 4Kids Entertainment, Inc., together with the subsidiaries through which the Company’s businesses are conducted (the “Company”), is a diversified entertainment and media company specializing in the youth oriented market with operations in the following business segments: (i) Licensing; (ii) Advertising Media and Broadcast; (iii) Television and Film Production/Distribution; and (iv) Trading Card and Game Distribution. The Company was organized as a New York corporation in 1970.

Licensing - The Licensing business segment consists of the results of operations of the following wholly-owned subsidiaries of the Company: 4Kids Entertainment Licensing, Inc. (“4Kids Licensing”); 4Sight Licensing Solutions, Inc. (“4Sight Licensing”); 4Kids Entertainment International, Ltd. (“4Kids International”); and 4Kids Technology, Inc. (“4Kids Technology”). 4Kids Licensing is engaged in the business of licensing the merchandising rights to popular children’s television series, properties and product concepts (individually, the “Property” or collectively the “Properties”). 4Kids Licensing typically acts as exclusive merchandising agent in connection with the grant to third parties of licenses to manufacture and sell all types of merchandise, including toys, videogames, trading cards, apparel, housewares, footwear, books and other published materials, based on such Properties. 4Sight Licensing is engaged in the business of licensing properties and product concepts to adults, teens and “tweens”. 4Sight Licensing focuses on brand building through licensing. 4Kids International, based in London, manages Properties represented by the Company in the United Kingdom and European marketplaces. 4Kids Technology develops ideas and concepts for licensing which integrate new and existing technologies with traditional game and toy play patterns.

The Licensing segment accounted for approximately 41%, 44% and 47% of consolidated net revenues for the years ended December 31, 2007, 2006 and 2005, respectively. The “Yu-Gi-Oh!” and “Teenage Mutant Ninja Turtles” Properties continue to be the two largest contributors in this business segment.

Advertising Media and Broadcast - The Company, through a multi-year agreement with Fox Broadcasting Corporation (“Fox”), leases Fox’s Saturday morning programming block (“4Kids TV”) from 8am to 12pm eastern/pacific time (7am to 11am central time). The Company provides substantially all programming content to be broadcast on 4Kids TV. 4Kids Ad Sales, Inc. (“4Kids Ad Sales”), a wholly-owned subsidiary of the Company, retains all of the revenues from its sale of network advertising time for the four-hour time period leased from Fox.

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

Effective June 30, 2006, the Company’s wholly-owned subsidiary, The Summit Media Group, Inc. (“Summit Media”), which previously provided print and broadcast media planning and buying services for clients principally in the children’s toy and game business, terminated its operations. As a consequence of the termination of its operations, Summit Media no longer serves as a media buying agency for third parties and is being classified as a discontinued operation.

The Advertising Media and Broadcast segment accounted for 29%, 23% and 23% of consolidated net revenues for the years ended December 31, 2007, 2006 and 2005, respectively.

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

The Television and Film Production/Distribution segment accounted for 29%, 33% and 30% of consolidated net revenues for the years ended December 31, 2007, 2006 and 2005, respectively.

Trading Card and Game Distribution - Through its wholly-owned subsidiary, 4Kids Digital Games, Inc. (“4Kids Digital”), the Company owns 55% of TC Digital Games LLC, a Delaware limited liability company (“TC Digital”) that produces, markets and distributes the “Chaotic” trading card game. In December 2006, 4Kids Digital acquired a 53% ownership interest in TC Digital and entered into TC Digital’s operating agreement (the “TCD Agreement”) with Chaotic USA Digital Games LLC (“CUSA LLC”), a wholly-owned subsidiary of Chaotic USA Entertainment Group, Inc. (“CUSA”). The TCD Agreement contains terms and conditions governing the operations of TC Digital, and entitles 4Kids Digital and CUSA to elect two managers to the entity’s Management Committee with 4Kids Digital having the right to break any dead-locks. On December 18, 2007, 4Kids Digital purchased an additional 2% membership interest in TC Digital from CUSA increasing 4Kids Digital’s ownership percentage to 55%. The consideration for the purchase of the additional membership interest was paid through the settlement of certain capital contributions required to be made by CUSA to TC Websites under TC Websites’ operating agreement (the “TCW Agreement”).

Through its wholly-owned subsidiary, 4Kids Websites, Inc. (“4Kids Websites”), the Company owns 55% of TC Websites LLC, a Delaware limited liability company (“TC Websites”) that owns and operates www.chaoticgame.com, the companion website for the “Chaotic” trading card game which was launched as a public beta version on October 24, 2007. In December 2006, 4Kids Websites purchased a 50% membership interest in TC Websites from CUSA and entered into the TCW Agreement with CUSA. The TCW Agreement contains terms and conditions governing TC Websites’ operations and entitles 4Kids Websites and CUSA to elect two managers to its Management Committee. On December 18, 2007, 4Kids Websites entered into an agreement pursuant to which it acquired an additional 5% ownership interest in TC Websites from CUSA, and the TCW Agreement was concurrently amended to provide 4Kids Websites with the right to break any deadlocks on TC Websites’ Management Committee, including with respect to operational matters. The consideration for the purchase of the additional membership interest was paid through the settlement of certain capital contributions required to be made by CUSA to TC Websites under the TCW Agreement. 4Kids Websites had previously used the equity method to account for its investment in TC Websites, where it did not have control but had significant influence. As a result of 4Kids Websites’ increased ownership and operational control, TC Websites is consolidated in the Company’s financial statements, subject to a minority interest.

TC Digital and TC Websites are the exclusive licensees of certain patents covering the uploading of coded trading cards to a website where online game play and community activities occur. The www.chaoticgame.com website provides full access to all of its content and is free of charge for all users. No purchase of trading cards is necessary to play the online version where virtual playing decks are available to users who register on the website. These two businesses enable the Company to offer traditional trading card game play with an online digital play experience. In addition, it is anticipated that TC Digital and TC Websites will diversify their product lines and will ultimately distribute and sell, and create websites for other trading card games. The Company believes that its ownership interests in TC Digital and TC Websites represent a potentially significant addition to its business strategy.

Certain of the Company’s executive officers hold management positions and have ownership interests in CUSA, CUSA LLC and certain other entities with which TC Digital and TC Websites have engaged in transactions since their formation. Information regarding these relationships can be found in Note 15 of the Notes to the Company’s consolidated financial statements.

The Trading Card and Game Distribution segment accounted for 1%, 0% and 0% of consolidated net revenues for the years ended December 31, 2007, 2006 and 2005, respectively.

Financial Information About Industry Segments - Financial information regarding the Company’s industry segments can be found in Note 17 of the Notes to the Company’s consolidated financial statements.

Dependence on a Few Sources of Revenues - The Company typically derives a substantial portion of its revenues from a small number of Properties, which usually generate revenues for only a limited period of time. The Company’s revenues are highly subject to changing trends in the toy, game and entertainment businesses, causing dramatic increases and decreases from year to year due to the popularity of particular Properties. It is not possible to accurately predict the length of time that a Property will be commercially successful and/or if a Property will be commercially successful at all. Due to these factors, the Company must continually seek new properties from which it can derive revenues. In addition, the Company also does not control the timing of the release of products by licensees which can affect both the amount of licensing revenues earned and the periods during which such revenues are recognized.

Three Properties, “Yu-Gi-Oh!”, “Teenage Mutant Ninja Turtles” and “Viva Piñata” represented 45% of consolidated net revenues for fiscal 2007. Two licensees, Microsoft Corporation and Konami Corporation, represented 26% of consolidated net revenues for fiscal 2007. For more information on the Company’s Revenues/Major Customers, please see Note 8 of the Notes to the Company’s consolidated financial statements.

Trademarks and Copyrights - Except as provided below, the Company generally does not own any trademarks or copyrights in Properties which the Company represents as a merchandising agent. The trademarks and copyrights are typically owned by the creators of the Properties or by other entities, which may have expended substantial amounts of resources in developing or promoting the Properties.

The Company owns the copyrights and trademarks to “Charlie Chan” and the “WMAC Masters” live action television series. The Company is also a joint copyright holder of the “Cubix” CGI television series and the “Teenage Mutant Ninja Turtles” and “Chaotic” animated television series produced by 4Kids Productions.  Additionally, the Company is also a joint copyright holder of the new “Chaotic” trading card artwork for the “Chaotic” trading card game. The Company also jointly owns the copyright to the “Chaotic” trading card game as it relates to revisions to the original “Chaotic” trading card game previously sold in Denmark.  The Company, through its 55% ownership interest in TC Websites, jointly owns the intellectual property rights to the website, including certain proprietary software contained in the website which enables “Chaotic” website visitors to play the “Chaotic” trading card game online at www.chaoticgame.com.

Seasonal Aspects - A substantial portion of the Company’s revenues and net income are subject to the seasonal and trend variations of the toy and game industry. Typically, a majority of toy orders are shipped in the third and fourth calendar quarters. Historically, the Company’s net revenues from toy and game royalties during the second half of the year have generally been greater than during the first half of the year. Additionally, advertising revenues derived from the sale of commercial time on 4Kids TV is generally higher in the fourth quarter due to higher advertising rates typically charged to children’s advertisers for advertising during the holiday season.

Competition - The Company’s principal competitors in the area of merchandise licensing are the large media companies (e.g., Disney, Time Warner and Nickelodeon, which is owned by Viacom) with consumer products/merchandise licensing divisions, toy companies, other licensing companies, and numerous individuals who act as merchandising agents. There are also many independent product development firms with which the Company competes. Many of these companies have substantially greater resources than the Company and represent properties which have been commercially successful for longer periods than the Properties represented by the Company. The Company believes it would be relatively easy for a potential competitor to enter its market in light of the relatively small investment required to commence operations as a merchandising agent.

The Company’s Advertising Media and Broadcast segment also operates in a highly competitive marketplace against large media companies (e.g., Disney, Time Warner, CBS, NBC and Nickelodeon) with substantially greater resources and distribution networks than the Company. The Company’s ability to derive advertising revenue from the sale of commercial time on 4Kids TV, and beginning with the 2008-2009 broadcast season, The CW Kids Block, substantially depends on the popularity of the television shows that the Company broadcasts. The Company also faces significant competition from other television broadcasters and cable networks, which also broadcast children’s television shows on Saturday mornings.

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

The Company’s Trading Card and Game Distribution segment will also be operating in a highly competitive market against strong competition such as: (i)Wizards of the Coast, which is owned by Hasbro and distributes the popular “Magic the

Gathering" trading card game; (ii) Upper Deck, a company that distributes “Yu-Gi-Oh!” trading cards and sports cards; (iii) Topps, a company that distributes sports cards; and (iv) Nintendo of America and Pokémon USA, Inc., the companies that distribute the “Pokémon” trading card game. The “Chaotic” website which is part of the Company’s Trading Card and Game Distribution segment will also be competing with popular online multiplayer game websites such as “World of Warcraft”, the website run by Blizzard Entertainment, a subsidiary of Vivendi.

Employees - As of March 14, 2008, the Company had a total of 233 full-time employees in its domestic and international operations. Of the total, 96 employees were primarily rendering services for the Licensing segment, 30 were primarily rendering services for the Advertising Media and Broadcasting segment, 70 were primarily rendering services for the Television and Film Production/Distribution segment and 37 were primarily rendering services for the Trading Card and Game Distribution segment. The Company also hires additional employees on a program-by-program basis whose compensation is typically allocated to the capitalized cost of the related programming.

Available Information - The Company's Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and the Proxy Statement for its Annual Meeting of Stockholders are made available, free of charge, through its website, www.4kidsentertainment.com, as soon as reasonably practicable after such reports have been filed with or furnished to the Securities and Exchange Commission (the "SEC"). In addition, you may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site, www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Executive Officers of the Company

Name	Age	Employed By Registrant Since	Recent Position(s) Held As Of March 14, 2008
Alfred R. Kahn	61	1987	Chairman of the Board of Directors and Chief Executive Officer (since 1991)
Bruce R. Foster	48	2002	Executive Vice President and Chief Financial Officer (since 2005); Senior Vice President of Finance (2002 to 2005)
Norman Grossfeld	44	1994	President of 4Kids Productions, Inc.
Samuel R. Newborn	53	2000	Executive Vice President and General Counsel
Brian Lacey	57	2003	Executive Vice President, International
Daniel Barnathan	53	2002	President of 4Kids Ad Sales, Inc.
Bryan Gannon	50	2006	Chief Executive Officer of TC Digital Games LLC and TC Websites LLC
John Milito	34	2006	Executive Vice President of TC Digital Games LLC and TC Websites LLC
Item 1A.	Risk Factors.

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

Our business and operating results depend upon the appeal of our Properties, product concepts and programming to consumers. Consumer entertainment preferences, as well as industry trends and demands are continuously changing and are difficult to predict as they vary over time. In addition, as entertainment properties often have short life cycles, there can be no assurances that:

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

We have historically derived a substantial portion of our licensing revenues from a small number of Properties which usually generate revenues only for a limited period of time. For the year ended December 31, 2007, we derived approximately 55% of our licensing revenues from two Properties. Our licensing revenues are also subject to the changing trends in the toy, game and entertainment industries. Consequently, our licensing revenues may be subject to dramatic increases and decreases from particular sources over time. In addition, we do not control the timing of the release of products by licensees which can affect both the amount of licensing revenues earned and the periods during which such revenues are recognized. A significant decrease in our licensing revenues could have a material adverse impact on our financial condition and results of operations.

Revenues from our Licensing segment are directly impacted by the amount of retail shelf space dedicated to our Properties.

As an exclusive merchandising agent, we grant licenses to third parties to manufacture and sell all types of merchandise based on the Properties that we represent. The ability of these third parties to design, manufacture, and ultimately market and sell this merchandise through various distribution channels has a direct impact on our revenues. If these third parties are not successful in obtaining optimal and adequate shelf space for this merchandise at retail, the performance of certain Properties could suffer which could have a material adverse impact on our financial condition and results of operations.

Our operating margins could be adversely impacted by the mix of Properties we represent.

Historically, the majority of the television episodes produced by our production studio were English language dubbed versions of previously produced foreign language programming. We were able to license television broadcast rights, home video rights and merchandising rights to such foreign language programming for rights fees that were substantially below the cost of producing original programming. Over the past several years, we have begun shifting our strategic focus toward the production of more original animated programming in an effort to obtain a higher percentage of revenues and build the value of our programming library. The investment required to produce original animated programming is substantially greater than our historical cost of dubbing and adapting existing foreign language animated programming. Our production of original programming funded in whole or in part by us has resulted in a substantial increase in capitalized film costs that will be amortized based on overall market acceptance and projected revenues. To the extent that a Property performs at a level lower than our expectations, the ratio of amortization expense will increase and may adversely impact our operating margins and results of operations. If our original programming is not successful, we may be required to write down millions of dollars of capitalized film costs associated with the unsuccessful series, which will have a material adverse impact on our financial condition and results of operations.

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

A high percentage of our annual operating results have historically depended on our performance during the holiday season. Sales of our licensed toy and game concepts are seasonal and most retail sales of these products occur during the third and fourth fiscal quarters. Also, as a result of the increased demand for commercial time by children’s advertisers during the holiday season, a significant portion of the revenues of 4Kids Ad Sales is generated during the fourth fiscal quarter. The financial results of 4Kids TV and the future results of The CW Kids Block will be affected by how successful they are in attracting viewers during the holiday season. As a result of the seasonal nature of our business, we would be significantly and adversely affected by unfavorable economic conditions and other unforeseen events during the holiday season, such as a terrorist attack or a military engagement, that negatively affect the retail environment or consumer buying patterns. In addition, a failure by us to supply programming to 4Kids TV or The CW Kids Block during the holiday season could have a material adverse impact on our financial condition and results of operations.

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

Advertising Media and Broadcast. Our Advertising Media and Broadcast segment also operates in a highly competitive marketplace against large media companies (e.g., Disney, Time Warner, CBS, NBC and Nickelodeon, which is owned by Viacom) with substantially greater resources and distribution networks than we have. Our ability to derive advertising revenues from the sale of commercial time on 4Kids TV, and beginning for the 2008-2009 broadcast season, The CW Kids Block, substantially depends on the popularity of the television shows that we broadcast. We also face significant competition from other television broadcasters and cable networks, which also broadcast children’s television shows on Saturday mornings. Saturday morning broadcast television for children has been losing popularity over the last few years to the children’s cable television channels such as Nickelodeon, Cartoon Network and the Disney Channel. In addition, the popularity of the internet, video on demand, digital video recording of programming and other trends have caused a fragmentation of the audience. Both of these trends have resulted in lower advertising revenues from the sale of advertising time on 4Kids TV. The continued reduction of advertising revenues, as a result of these and other trends, has adversely affected our business and the results of operations.

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

Trading Card and Game Distribution. Our Trading Card and Game Distribution segment operates in a highly competitive market against strong competition such as: (i) Wizards of the Coast, which is owned by Hasbro and distributes the popular “Magic the Gathering" trading card game; (ii) Upper Deck, a company that distributes “Yu-Gi-Oh!” trading cards and sports cards; (iii) Topps, a company that distributes sports cards; and (iv) Nintendo of America and Pokémon USA, Inc., the companies that distribute the “Pokémon” trading card game. The “Chaotic” website which is part of the our Trading Card and Game Distribution segment is also competing with popular online multiplayer game websites such as “World of Warcraft”, the website run by Blizzard Entertainment, a subsidiary of Vivendi.

Our broadcasting costs may increase or our advertising revenues may decrease due to events beyond our control.

The success of our Advertising Media and Broadcastsegment is largely dependent on the amount of advertising revenues generated from sales of network advertising on 4Kids TV and beginning with the 2008-2009 broadcast season, The CW Kids Block. Recently, there has been increased scrutiny of food advertising directed at children as a result of childhood obesity concerns. In response to these concerns, several significant food advertisers have reduced or eliminated advertising of food products directed toward children resulting in a reduction in the advertising dollars spent in the children’s television and internet advertising marketplace. In addition, international, political and military developments may result in increases in broadcasting costs or loss of advertising revenue due to, among other things, the preemption of our programming.

Our Trading Card and Game Distribution segment presents certain risks.

Our trading card business is a relatively new business with a limited operating history. We expect to invest an aggregate amount between approximately $15 and $20 million in TC Digital and TC Websites. These companies have only a limited operating history and both operate in a highly competitive trading card marketplace. TC Digital is initially distributing one product, the “Chaotic” trading card game. If the “Chaotic” trading card game is not successful, we will incur substantial losses.

We commenced distribution of the “Chaotic” trading card game to the comic book and hobby store distribution channels in October 2007. Additionally, we began to distribute the “Chaotic” trading card game to mass market distribution channels in January 2008. If the trading card game is not successful when initially distributed to the comic and hobby store and mass market distribution channels, it is possible that we will not receive substantial re-orders from these distribution channels. Additionally, if distribution in the U.S. is not successful, it is possible that international distribution could be adversely affected. If such events were to occur, it would have a material adverse impact on our business and results of operations.

Card production delays or shortfalls and card inventory risk. Raw materials required for production of the Company’s products are generally available. However, the unavailability of certain raw materials or a significant increase in their cost could have a material adverse affect on our future plans and operating results. Our production of cards to meet anticipated retailer demand could cause an inventory surplus and result in markdowns and increased inventory carrying costs for us on even our most successful products. Additionally, if we underestimate demand for our products, we may be unable to provide adequate supplies of popular products to retailers in a timely fashion, and may consequently lose sales opportunities. A small percentage of our card sales are subject to returns. Although the Company maintains return provisions, returns considerably in excess of the Company’s provisions or a change in the percentage of card sales on a returnable basis could materially and adversely affect our future plans and results.

There may be issues with the functionality of the “Chaotic” website. Each “Chaotic” trading card has a unique code which enables the “Chaotic” card collector to enter or upload the “Chaotic” trading card codes to the companion website, www.chaoticgame.com. The “Chaotic” website enables each “Chaotic” card collector to battle online using the “Chaotic” cards that have been uploaded to the card collector’s online account. The “Chaotic” website is currently operated as a public beta version and is being developed and tested continually in such environment. There can be no assurance that the “Chaotic” website will not have operational issues which can be resolved in a timely manner. If the “Chaotic” website were not to operate properly, the success of the trading card game would be adversely affected. Such circumstances could require us to make additional substantial investments in order to support, enhance or upgrade the “Chaotic” trading game companion website beyond our current expectations.

Advertising revenues from the “Chaotic” website may be less than anticipated. Visitors to the “Chaotic” website are not charged a fee for playing the “Chaotic” trading card game online and the website will be supported by card royalty revenues and anticipated advertising revenues. There can be no assurance that card royalty revenues and anticipated advertising revenues will be sufficient to support the costs expected to be incurred in the operation and maintenance of the website. If card royalty revenues and anticipated advertising revenues are not sufficient to cover the costs of operating the website, the losses may adversely impact our business and the results of operations.

Failure by the Company to protect its proprietary intellectual property and information could have a material adverse effect on our business, financial condition and results of operations. The value of the “Chaotic” website depends, in part, on our ability to protect patents licensed by TC Digital and TC Websites covering the uploading of coded trading cards to a website where online game play and community activities occur. The failure by the Company to be able to protect successfully its proprietary intellectual property and information could have a material adverse affect on our business, financial condition and results of operations.

Dependence on limited number of suppliers. The Company currently has a single source of supply for its trading cards. The loss of this supplier for any reason could have a materially adverse effect on the Company's future plans and results. Additionally, failure of the manufacturer to supply the Company with quality products on a timely basis could have a material adverse affect on the sales of the “Chaotic” trading cards.

Our future success is dependent on certain key employees.

The success of our business depends to a significant extent upon the skills, experience and efforts of a number of senior management personnel and other key employees. In certain instances, we have employment agreements in place as a method of retaining the services of these key employees. The loss of the services of any of our senior management personnel or other key employees could have a material adverse affect on our business, results of operations or financial condition.

We may not be able to successfully protect our intellectual property rights.

We rely on a combination of copyright, trademark, patent and other proprietary rights laws to protect the intellectual property rights that we own or license. It is possible that third parties may challenge our rights to such intellectual property. In addition, there is a risk of third parties infringing upon our licensors’ or our intellectual property rights and producing counterfeit products. These events may result in lost revenue as well as litigation, which may be expensive and time-consuming even if a favorable outcome is obtained. There can be no assurance that adequate remedies would be available for any infringement of the intellectual property rights owned or licensed by the Company. Any such failure to successfully protect our intellectual property rights may have a material adverse affect on our competitive position.

We may be negatively affected by adverse general economic and other conditions.

Conditions in the domestic and global economies are extremely unpredictable and our business has been and in the future may be, impacted by changes in such conditions. Softening global economies, stock market uncertainty and wavering consumer confidence caused by economic weakness, the decline in the housing market, the threat or occurrence of terrorist attacks, war or other factors generally affecting economic conditions may adversely affect our business, financial condition and results of operations.

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

The success of our business is dependent on our employees who are involved with our domestic and international operations. Any labor dispute may adversely affect one or more of our business segments through increased costs of operating such segment or disruption of the operations of such segment which could adversely affect our results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table sets forth, with respect to properties leased (none are owned) by the Company at December 31, 2007, the location of the property, the date on which the lease expires and the use which the Company makes of such facilities:

Address	Expiration of Lease	Use	Approximate Square Feet
1414 Avenue of the Americas, 3rd, 5th, and 6th Floors New York, New York	September 30, 2010	Executive, Marketing, Sales and Administrative	29,000

53 West 23rd Street, 11th Floor New York, New York	June 30, 2017	Production Facilities	25,000

53 West 23rd Street, 6th Floor New York, New York	February 29, 2012	Website Development	5,600

1st Floor Mutual House 70 Conduit Street London, England	June 23, 2009	International Sales Office	2,400

12481 High Bluff Drive, Suite 201 San Diego, California	July 31, 2009	Trading Card and Game Distribution	6,900

The executive, marketing, sales and administrative offices are utilized by the Licensing, Advertising Media and Broadcast and Trading Card and Game Distribution segments. The international sales office is utilized primarily by the Licensing Segment. The production facility is utilized by the Television and Film Production/Distribution segment. On February 18, 2008, the Company signed a lease expiring February 18, 2011 for an additional 4,200 square feet of office space in the San Diego, California location. This additional space will be utilized by the Trading Card and Game Distribution segment. The Company considers that, in general, its physical properties are well maintained, in good operating condition and adequate for its purposes.

Item 3. Legal Proceedings.

The Company, from time to time, is involved in litigation arising in the ordinary course of its business. The Company does not believe that such litigation to which the Company or any subsidiary of the Company is a party or of which any of their Properties is the subject will, individually or in the aggregate, have a material adverse affect on the Company’s financial position or the results of its operations.

Item 4. Submission of Matters to a Vote of Security Holders.

During the Company’s fiscal quarterly period ended December 31, 2007, there were no matters submitted to a vote of security holders.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information - The Company’s Common Stock is listed for trading on the New York Stock Exchange under the symbol “KDE”. The following table indicates high and low sales quotations for the periods indicated based upon information supplied by the New York Stock Exchange.

2007	Low	High
First Quarter	$17.89	$20.31
Second Quarter	14.75	18.93
Third Quarter	14.26	18.00
Fourth Quarter	10.72	19.90

2006	Low	High
First Quarter	$15.60	$17.90
Second Quarter	15.07	17.55
Third Quarter	14.09	17.29
Fourth Quarter	16.19	19.65

(b) Holders – The number of holders of record of the Company’s Common Stock on March 14, 2008 was 7,371.

(c) Dividends - There were no dividends or other distributions made by the Company during 2007 or 2006. Future dividend policies will be determined by the Board of Directors based on the Company’s earnings, financial condition, capital requirements and other existing conditions. It is anticipated that cash dividends will not be paid to the holders of the Company’s Common Stock in the foreseeable future.

(d) Equity Compensation Plan Information - Information regarding the Company’s equity compensation plans is incorporated by reference to Item 12 in Part III of this Form 10-K.

(e) Performance Graph - The following graph compares the cumulative total shareholders return of our common stock with the cumulative return of the Standard & Poor’s Small Cap 600 Index (“S&P 600”), the Russell 2000 Index (“Russell 2000”) and a group of companies, consisting of The Walt Disney Company, Time Warner, Inc., World Wrestling Entertainment, Inc., Marvel Entertainment, Inc. and Mattel, Inc. (“Peer Group”) for the period beginning December 31, 2002 and ending December 31, 2007. The graph assumes that $100 was invested on December 31, 2002, and that any dividends were reinvested.

	December 31,
	2002	2003	2004	2005	2006	2007
4Kids	$100.00	$117.84	$95.20	$71.06	$82.52	$59.56
S&P 600	$100.00	$137.53	$167.23	$178.35	$203.44	$200.96
Russell 2000	$100.00	$147.25	$174.24	$182.18	$215.64	$212.26
Peer Group	$100.00	$156.73	$151.47	$134.61	$185.88	$166.64

(f)	Purchases of Equity Securities by the Issuer -

ISSUER PURCHASE OF EQUITY SECURITIES

Period During 2007	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans orPrograms	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Jan. 1 – Jan. 31	—	—	—	—
Feb. 1 – Feb. 28	—	—	—	—
Mar. 1 – Mar. 31	—	—	—	—
Apr. 1 – Apr. 30	—	—	—	—
May 1 – May 31	8,205	$17.13	—	—
Jun. 1 – Jun. 30	—	—	—	—
Jul. 1 – Jul. 31	—	—	—	—
Aug. 1 – Aug. 31	—	—	—	—
Sep. 1 – Sep. 30	—	—	—	—
Oct. 1 – Oct. 31	—	—	—	—
Nov. 1 – Nov. 30	—	—	—	—
Dec. 1 – Dec. 31	9,400	$12.09	9,400	990,600
Total	17,605	$14.44	9,400	990,600

(1) In May 2007, 8,205 shares were repurchased to discharge withholding tax obligations upon the vesting of certain employees’ restricted stock awards. Additionally, on December 4, 2007, the Company announced that the Board of Directors authorized the Company to purchase up to 1,000,000 shares of the Company’s common stock from time to time through December 31, 2008 in the open market or through negotiated prices. The Company purchased 9,400 shares at an average price of $12.09 per share in December 2007 under this authorization. As of March 14, 2008, 174,384 shares of the Company’s common stock were subsequently purchased by the Company under this authorization at an average price of $11.93 per share.

Item 6. Selected Financial Data.

(In thousands of dollars, except per share data)

Our selected consolidated financial data presented below has been derived from our audited consolidated financial statements and should be read in conjunction with the related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	2007	2006	2005	2004	2003
Net revenues	$55,609	$71,781	$80,607	$99,189	$98,194

Costs and expenses:
Selling, general and administrative	44,180	39,155	33,835	33,437	30,933
Production service costs	7,195	11,259	8,851	10,029	7,819
Cost of sales of trading cards	352	—	—	—	—
Amortization of television and film costs	8,179	8,041	9,790	9,639	10,549
Amortization of 4Kids TV broadcast fee	21,472	22,462	26,408	27,859	27,003
Total costs and expenses	81,378	80,917	78,884	80,964	76,304

(Loss) income from operations	(25,769)	(9,136)	1,723	18,225	21,890

Interest income	5,281	4,143	2,834	1,469	1,112
Gain on sale of investment in equity securities	—	—	234	—	—
Total other income	5,281	4,143	3,068	1,469	1,112

(Loss) income before income taxes	(20,488)	(4,993)	4,791	19,694	23,002

(Provision for) benefit from income taxes	(2,436)	3,506	(1,762)	(7,907)	(9,172)

Loss from unconsolidated operations –
net of a tax benefit	—	(280)	—	—	—
Loss on previously unconsolidated affiliate	(498)	—	—	—	—
Minority interest (Note 13)	96	39	—	—	—

(Loss) income from continuing operations	(23,326)	(1,728)	3,029	11,787	13,830

Income from discontinued operations	—	722	2,040	943	969

Net (loss) income	$(23,326)	$(1,006)	$5,069	$12,730	$14,799

Per share amounts:
Basic (loss) earnings per common share
Continuing operations	$(1.77)	$(0.13)	$0.23	$0.86	$1.04
Discontinued operations	—	0.05	0.16	0.07	0.07
Basic (loss) earnings per common share	$(1.77)	$(0.08)	$0.39	$0.93	$1.11

Diluted (loss) earnings per common share
Continuing operations	$(1.77)	$(0.13)	$0.22	$0.82	$0.98
Discontinued operations	—	0.05	0.15	0.07	0.07
Diluted (loss) earnings per common share	$(1.77)	$(0.08)	$0.37	$0.89	$1.05

Weighted average common shares outstanding - basic	13,209,495	13,104,051	13,115,687	13,683,756	13,292,852
Weighted average common shares outstanding - diluted	13,209,495	13,104,051	13,536,830	14,335,343	14,156,291

	Year Ended December 31,
	2007	2006	2005	2004	2003
Other Operating Data:
Cash flow (used in) provided by:
Operating activities	$(13,821)	$(1,057)	$ 3,242	$ 21,639	$ 23,800
Investing activities	20,576	(18,047)	(62,207)	7,198	(14,405)
Financing activities	2	1,445	(16,956)	(12,645)	6,408

	Year Ended December 31,
	2007	2006	2005	2004	2003

Total assets	$151,079	$181,395	$183,938	$205,015	$193,280
Working capital	65,135	123,906	129,576	139,377	137,929
Stockholders’ equity	128,088	154,737	153,397	163,978	160,487

The Company did not declare or pay any cash dividends during the five-year period ended December 31, 2007.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(In thousands of dollars unless otherwise specified)

The following is a discussion and analysis of our financial position and results of operations for each of the three years in the period ended December 31, 2007. This commentary should be read in conjunction with our consolidated financial statements and the notes thereto which begin on page F-1 under “Item 8. Financial Statements and Supplementary Data”.

Overview

The Company’s operating results for year ended December 31, 2007 reflect an overall decrease in licensing revenues, production service revenues, and worldwide broadcast sales from its Properties as compared to 2006. The decrease in licensing revenues resulted primarily from reduced revenue on the “Yu-Gi-Oh!” Property and an overall reduction in the Company’s licensing revenue worldwide. The decrease in production service revenues is primarily attributable to the decline in the production of the “Teenage Mutant Ninja Turtles”, “Pokémon” and “One Piece” television series, partially offset by increased production service revenue on the “Viva Piñata” television series. The results for the year ended December 31, 2007 were also negatively impacted by increased selling, general and administrative expenses associated with the operations of the Company’s newly formed Trading Card and Game Distribution companies, partially offset by decreased production service costs.

General

The Company receives revenues from the following four business segments: (i) Licensing; (ii) Advertising, Media and Broadcasting; (iii) Television and Film Production/Distribution; and (iv) Trading Card and Game Distribution. The Company typically derives a substantial portion of its licensing revenues from a small number of Properties, which usually generate revenues for only a limited period of time. The Company’s revenues are highly subject to changing trends in the toy, game and entertainment businesses, potentially causing dramatic increases and decreases from year to year due to the popularity of particular Properties. It is not possible to accurately predict the length of time a property will be commercially successful and/or if a property will be commercially successful at all. Popularity of properties can vary from months to years. As a result, the Company’s revenues from particular Properties may fluctuate significantly between comparable periods.

The Company’s licensing revenues have historically been derived primarily from the licensing of toy and game concepts. As a result, a substantial portion of the Company’s revenues and net income are subject to the seasonal variations of the toy and game industry. Typically, a majority of toy orders are shipped in the third and fourth calendar quarters resulting in increased royalties earned by the Company during such calendar quarters. The Company recognizes revenues from the sale of advertising time on 4Kids TV as more fully described in Note 2 of the Notes to the Company’s consolidated financial statements. The Company’s advertising sales subsidiary, 4Kids Ad Sales, sells advertising time on 4Kids TV at higher rates in the fourth quarter due to the increased demand for commercial time by children’s advertisers during the holiday season. As a result, much of the revenues of 4Kids Ad Sales are earned in the fourth quarter when the majority of toy and video game advertising occurs. As a result of the foregoing, the Company has historically experienced greater revenues during the second half of the year than during the first half of the year.

The Company’s media buying subsidiary, Summit Media, which previously provided print and broadcast media planning and buying services for clients principally in the children’s toy and game business, terminated its operations effective June 30, 2006. In connection with the closing of Summit Media, the media buying operations have been classified as a discontinued operation. As further discussed in Note 14 of the Notes to the Company’s consolidated financial statements, the consolidated financial statements have been reclassified to accommodate the reporting of this business as a discontinued operation.

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

4Kids TV Broadcast Agreement - The Company broadcasts certain of its Properties on 4Kids TV, the Saturday morning programming block that the Company leases from Fox. The cost of 4Kids TV has been and will continue to be capitalized and amortized over each broadcast year based on estimated advertising revenue. In developing estimated future revenues, the Company has made certain assumptions with regard to the anticipated popularity of the television series that the Company broadcasts on 4Kids TV and the general market demand and pricing of advertising time for Saturday morning children’s broadcast television. The popularity of such series impacts audience levels and the level of the network advertising rates that the Company can charge. These estimates are based on historical trends, as well as the Company’s subjective judgment of future customer demand and acceptance of its television programming. Differences may result in the amount and timing of revenue for any period if actual performance varies from the Company’s estimates. See Note 12 of the Notes to the Company’s consolidated financial statements for additional information.

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

Recently Issued Accounting Pronouncements – In November 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, Business Combinations (“SFAS No. 141R”), which continues to require that all business combinations be accounted for by applying the acquisition method. Under the acquisition method, the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any contingent consideration and contractual contingencies, as a whole, at their fair value as of the acquisition date. Under SFAS No. 141R, all transaction costs are expensed as incurred. SFAS No. 141R rescinds EITF Issue No. 93-7 (“EITF 93-7”). Under EITF 93-7, the effect of any subsequent adjustments to uncertain tax positions were generally applied to goodwill, except for post-acquisition interest on uncertain tax positions, which was recognized as an adjustment to income tax expense. Under SFAS No. 141R, all subsequent adjustments to these uncertain tax positions that otherwise would have impacted goodwill will be recognized in the income statement. SFAS No. 141R will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008.

Fair Value Measurements – In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines “fair value”, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and is effective in part for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact the adoption of SFAS 157 will have on its consolidated financial position and results of operations.

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

In November 2007, the FASB issued SFAS No. 160, Accounting and Reporting of Noncontrolling Interest (“SFAS No. 160”). SFAS No. 160 requires that a noncontrolling interest (previously referred to as a minority interest) be separately reported in the equity section of the consolidated entity’s balance sheet. SFAS No. 160 also established accounting and reporting standards for: (i) ownership interests in subsidiaries held by parties other than the parent, (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest, (iii) changes in a parent’s ownership interest and (iv) the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 is effective for the Company beginning January 1, 2009. The Company is currently evaluating the impact the adoption of SFAS No. 160 will have on its consolidated financial position and results of operations.

In June 2007, the FASB ratified EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires that tax benefits generated by dividends paid during the vesting period on certain equity-classified share-based compensation awards be classified as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards. EITF 06-11 is effective as of January 1, 2008. The Company is currently evaluating the impact the adoption of EITF 06-11 will have on its consolidated financial position and results of operations.

In December 2007, the FASB ratified EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-1”). The EITF concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are to be disclosed along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. This Issue is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The Company is currently evaluating the impact that this pronouncement may have on its consolidated financial position and results of operations.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenues for the three years ended December 31, 2007, 2006 and 2005.

	2007	2006	2005
Net revenues	100%	100%	100%

Costs and expenses:
Selling, general and administrative	79	55	42
Production service costs	13	16	11
Cost of sales of trading cards	1	—	—
Amortization of television and film costs	15	11	12
Amortization of 4Kids TV broadcast fee	39	31	33
Total costs and expenses	147	113	98

(Loss) income from operations	(47)	(13)	2

Interest income	10	6	4
Gain on sale of investment in equity securities	—	—	—
Total other income	10	6	4

(Loss) income before income taxes	(37)	(7)	6

(Provision for) benefit from income taxes	(4)	5	(2)

Loss from unconsolidated operations –
net of a tax benefit	—	—	—
Loss from previously unconsolidated affiliate	(1)	—	—
Minority interest	—	—	—

(Loss) income from continuing operations	(42)	(2)	4

Income from discontinued operations	—	1	2

Net (loss) income	(42)%	(1)%	6%

Year Ended December 31, 2007 as compared to Year Ended December 31, 2006

Revenues

Revenues for the years ended December 31, 2007 and 2006, by reportable segment and for the Company as a whole, were as follows:

	2007	2006	$ Change	% Change
Licensing	$22,561	$31,677	$(9,116)	(29)%
Advertising, Media and Broadcast	16,296	16,153	143	1
Television and Film Production/Distribution	15,976	23,951	(7,975)	(33)
Trading Card and Game Distribution	776	—	776	—
Total	$55,609	$71,781	$(16,172)	(23)%

The decrease in consolidated net revenues for 2007, as compared to 2006, was due to a number of factors.

In the Licensing segment, decreased revenues were primarily attributable to:

(i)

decreased licensing revenues on the “Yu-Gi-Oh!”, “Winx Club” and “Pokémon” Properties, worldwide, the “G.I. Joe” Property, domestically and “Teenage Mutant Ninja Turtles” Property, internationally; partially offset by

(ii)	increased revenue attributable to the “Teenage Mutant Ninja Turtles” Properties, domestically.

The “Yu-Gi-Oh!” Property, despite lower licensing revenues as compared to 2006, continued to be the largest contributor to the Company’s revenues in this business segment in 2007. In addition, revenue from the “Teenage Mutant Ninja Turtles” Property was also one of the largest contributors in this segment in 2007.

In the Advertising Media and Broadcast segment, revenues for 2007 remained relatively consistent when compared to 2006.

In the Television and Film Production/Distribution segment, the revenue decline for 2007, as compared to 2006, primarily resulted from:

(i)	decreased production service revenue from the “Teenage Mutant Ninja Turtles”, “Pokémon” and “One Piece” television series, domestically, as well as
(ii)	decreased broadcast sales from the “Yu-Gi-Oh!”, “Mew Mew Power” and “One Piece” television series, internationally; partially offset by
(iii)	increased international broadcast sales from the “Viva Piñata” television series.

In 2007, the Trading Card and Game Distribution segment recorded its initial revenues as a result of the October 2007 launch of the “Chaotic” trading card game to comic and hobby stores, as well as smaller retail chains.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 13%, or $5,025 to $44,180 for the year ended December 31, 2007, when compared to 2006. The increase was primarily due to the following:

(i)	increased costs of approximately $4,120 and $4,010 related to the operations of the Company’s newly formed ventures, TC Websites and TC Digital, respectively, as well as
(ii)	increased website costs of approximately $1,500 primarily related to the redesign and upgrade of thewww.4Kids.tv website; partially offset by
(iii)	decreased personnel costs of approximately $2,740,
(iv)	decreased advertising and promotion expense of approximately $1,090, as well as
(v)	decreased computer supplies of approximately $660.

Cost of Sales of Trading Cards

Cost of sales of trading cards represents finished good inventory costs relating to the October 2007 launch of the “Chaotic” trading card game.

Production Service and Capitalized Film Costs

	2007	2006	$ Change	% Change
Production Service Costs	$7,195	$11,259	$(4,064)	(36)%
Amortization of Television and Film Costs	8,179	8,041	138	2

The decrease in production service costs during the year ended December 31, 2007, as compared to the same period in 2006, was primarily due to decreased production costs for the “Teenage Mutant Ninja Turtles”, “Pokémon”, and “One Piece” television series, partially offset by increased production costs for the work performed on the “Dinosaur King” and “Viva Piñata” television series. When the Company is entitled to be paid for such production costs, the Company categorizes them as production service costs and reflects a corresponding amount in revenues for the amounts billed back to the property owners.

Amortization of television and film costs remained relatively consistent for the year ended December 31, 2007 when compared to the same period in 2006.

As of December 31, 2007, there were $14,352 of capitalized film production costs in the Company’s consolidated balance sheet relating primarily to various stages of production on 291 episodes of animated programming. Based on management’s ultimate revenue estimates as of December 31, 2007, approximately 56% of the total completed and unamortized film and television costs are expected to be amortized during the next year, and over 90% of the total completed and unamortized film and television costs are expected to be amortized during the next three years.

4Kids TV Broadcast Fee

	2007	2006	$ Change	% Change
Amortization of 4Kids TV Broadcast Fee	$21,472	$22,462	$(990)	(4)%

As a result of the broadcast year (ending each year in September) being different than the Company’s fiscal year (ending each year in December), the amount of the amortization of the broadcast fee recognized from period to period will vary based upon: (i) the amount of advertising revenue recognized during the period; and (ii) the amount of advertising revenue already recognized for the broadcast year as a percentage of the total amount expected to be recognized for the full broadcast year. The Company’s amortization of the 4Kids TV broadcast fee decreased by $990 from $22,462 in 2006 to $21,472 in 2007 in conjunction with the decreased fee for each of the 2006-2007 and 2007-2008 broadcast seasons of approximately $5,312.

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

The ability of the Company to further develop its merchandising and, to a lesser extent, home video and music publishing revenue streams were significant components of its evaluation process which resulted in the decision to lease an additional Saturday morning children’s programming block from The CW, as described in Note 12 of the Notes to the Company’s consolidated financial statements under “Broadcast Agreements”. Other factors, such as lower guaranteed payments associated with the five-hour broadcast period, additional units allocated to the Company for sale during the CW Kids Block, an anticipated increase in network support due to a revenue sharing arrangement, along with the availability of the CW Kids Block, also contributed to the decision to lease another Saturday morning children’s block which will overlap our current 4Kids TV block during the same Saturday morning time period for the 2008-2009 broadcast season.

Interest Income

Interest income increased 27%, or $1,138 to $5,281 for the year ended December 31, 2007, as compared to 2006, as a result of the increasing interest rate environment during the first half of 2007 when compared with 2006.

Income (Loss) Before Income Taxes

	2007	2006	$ Change	% Change
Licensing	$9,321	$11,475	$(2,154)	(19)%
Advertising, Media and Broadcast	(15,168)	(14,805)	(363)	(2)
Television and Film Production/Distribution	(5,069)	(1,092)	(3,977)	(364)
Trading Card and Game Distribution	(9,572)	(571)	(9,001)	(1,576)
Total	$(20,488)	$(4,993)	$(15,495)	(310)%

The decrease in the Licensing segment profit for 2007, as compared to 2006, is primarily attributable to lower licensing revenues from licensed Properties, partially offset by decreased selling, general and administrative expenses attributable to the Licensing segment and an increase in interest income allocated to this segment.

In the Advertising Media and Broadcast segment, the segment loss for 2007 remained relatively consistent as compared to the same period in 2006.

In the Television and Film Production/Distribution segment, the increase in segment loss for 2007 as compared to 2006 was primarily due to decreased production service revenue.

In the Trading Card and Game Distribution segment, the increase in segment loss was attributable to the fact that since TC Digital and TC Websites commenced operations in mid-December 2006, the majority of the start-up costs for this segment were incurred in 2007.

Income Tax Expense

The net tax provision for the year ended December 31, 2007 reflected a deferred tax expense of $2,436 related to the increase in the Company’s valuation reserve. The net tax benefit of $3,506 for the year ended December 31, 2006 reflected a current tax benefit of $2,963 and a deferred tax benefit of $543 related to the utilization of acquired net operating loss carrybacks and carryforwards and other acquired timing differences.

The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109,  Accounting for Income Taxes, requires the Company to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In view of the level of deferred tax assets as of December 31, 2007 and the Company’s historical losses from operations, the Company has determined that the application of SFAS No. 109,Accounting for Income Taxes requires the Company to record a full valuation allowance against its net deferred tax assets.

If the Company had not taken any valuation allowance, but rather recorded its 2007 loss after giving effect to the tax benefit from such loss, the Company’s loss in 2007 would have decreased by $11,912 or $0.90 per share to a net loss of $11,414 or $0.87 per share.

In the event that the Company earns pre-tax income in the future such that it will be able to use some or all of its deferred tax assets, SFAS No. 109,Accounting for Income Taxes permits the Company to reduce or eliminate the valuation allowance. If the Company were to reverse the valuation allowance, in whole or in part, the Company’s income statement for such reporting period would record a reduction in income tax expense and an increase in net income, to the extent of the reversal of the valuation allowance.

Our effective tax rate for 2007 would have been a benefit of 45.4%. This rate differs from the Federal statutory rate of 35% primarily due to the mix of income and losses, which have tax rates that differ from the statutory rate, and due to permanent differences and tax rate differences on subsidiaries.

The Company files in multiple tax jurisdictions and from time to time is subject to audit in certain tax jurisdictions. As of December 31, 2007, there were no outstanding tax audits.

Net Loss

As a result of the above, the Company had a net loss for the year ended December 31, 2007 of $23,326, as compared to a net loss in 2006 of $1,006.

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

The results of operations for Summit Media are reported as a discontinued operation for the years ended December 31, 2007 and 2006, and accordingly, the accompanying consolidated financial statements have been reclassified separately to report the assets, liabilities and operating results of this business.

The following are the summarized results of discontinued operations for the media buying business for the years ended December 31, 2007 and 2006:

2007	2006
Net revenues	$—	$2,852
Income before income taxes	—	1,181
Income taxes	—	459
Net income from discontinued operations	$—	$722

Year Ended December 31, 2006 as compared to Year Ended December 31, 2005

Revenues

Revenues for the years ended December 31, 2006 and 2005, by reportable segment and for the Company as a whole, were as follows:

	2006	2005	$ Change	% Change
Licensing	$31,677	$37,616	$(5,939)	(16)%
Advertising, Media and Broadcast	16,153	18,660	(2,507)	(13)
Television and Film Production/Distribution	23,951	24,331	(380)	(2)
Trading Card and Game Distribution	—	—	—	—
Total	$71,781	$80,607	$(8,826)	(11)%

The decrease in consolidated net revenues for 2006, as compared to 2005, was due to a number of factors. In the Licensing segment, decreased revenues were primarily attributable to:

(i)	reduced licensing revenues on the “Teenage Mutant Ninja Turtles”, “Yu-Gi-Oh!”, “American Kennel Club” and “Winx Club” Properties domestically; partially offset by
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

In the Advertising Media and Broadcast segment, the decrease in revenues for 2006, as compared to 2005, was due to reduced revenues from the sale of network advertising time on 4Kids TV caused by an overall decrease in the 4Kids TV ratings.

In the Television and Film Production/Distribution segment, the revenue decline for 2006, as compared to 2005, primarily resulted from:

(i)	decreased domestic broadcast sales from the “Pokémon”, “Yu-Gi-Oh!”, “Teenage Mutant Ninja Turtles” and “One Piece” television series; partially offset by
(ii)	increased production service revenue from the “Viva Piñata” and “Chaotic” television series; as well as
(iii)	increased international broadcast sales of the “Yu-Gi-Oh!” television series.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 16%, or $5,320 to $39,155 for the year ended December 31, 2006, when compared to 2005. The increase was primarily due to the following:

(i)	severance expenses for certain former employees of approximately $1,800;
(ii)	increased international sales expenses and trade shows expenses totaling approximately $946;
(iii)	increased bad debt expense of approximately $448;
(iv)	the write-off of developmental software totaling approximately $525;
(v)	increased compensation costs resulting from the issuance of restricted stock awards of approximately $346; as well as
(vi)	increased various state taxes of approximately $384; partially offset by
(vii)	decreased professional fees of approximately $890.

Production Service and Capitalized Film Costs

	2006	2005	$ Change	% Change
Production Service Costs	$11,259	$8,851	$2,408	27%
Amortization of Television and Film Costs	8,041	9,790	(1,749)	(18)

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

Income(Loss) Before Income Taxes

	2006	2005	$ Change	% Change
Licensing	$11,475	$20,912	$(9,437)	(45)%
Advertising, Media and Broadcast	(14,805)	(16,041)	1,236	8
Television and Film Production/Distribution	(1,092)	(80)	(1,012)	(1,265)
Trading Card and Game Distribution	(571)	—	(571)	—
Total	$(4,993)	$4,791	$(9,784)	(204)%

The decrease in the Licensing segment profit for 2006, as compared to 2005, is primarily attributable to lower licensing revenues from licensed Properties and increased selling, general and administrative expenses attributable to this segment, partially offset by an increase in interest income allocated to this segment.

In the Advertising Media and Broadcast segment, the decrease in segment loss for 2006 as compared to 2005 was substantially due to decreased amortization of the 4Kids TV broadcast fee, partially offset by the reduced sale of network advertising time.

In the Television and Film Production/Distribution segment, the increase in segment loss for 2006 as compared to 2005 was primarily due to decreased production service revenue, partially offset by decreased amortization of television and film costs.

In the Trading Card and Game Distribution segment, the increase in segment loss was attributable to the fact that TC Digital and TC Websites commenced operations in mid-December 2006 and consequently, there were no revenues in the segment in 2006 and 2005.

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

The following are the summarized results of discontinued operations for the media buying business for the years ended December 31, 2006 and 2005:

	2006	2005
Net revenues	$2,852	$6,055
Income before income taxes	1,181	3,454
Income taxes	459	1,414
Net income from discontinued operations	$722	$2,040

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

Liquidity and Capital Resources

Financial Position

Cash and cash equivalents and short-term investments for the years ended December 31, 2007 and December 31, 2006 were as follows:

	2007	2006	$ Change

Cash and cash equivalents	$24,872	$18,066	$6,806
Investments	36,106	92,910	(56,804)
	$60,978	$110,976	$(49,998)

Long-term investments for the years ended December 31, 2007 and December 31, 2006 were as follows:

	2007	2006		$ Change

Investments	$31,806	$	―	$31,806

During 2007, liquidity issues began to affect the global credit and capital markets. As a result, securities known as auction rate securities (“ARS”), which historically have had a liquid market and had their interest rates reset periodically (e.g. monthly) through Dutch auctions, began to fail at auction. These auction failures have caused ARS to become illiquid since investors are hesitant to purchase these types of investments, which in turn has caused the fair market values for these securities to decline.

As of December 31, 2007, the Company held ARS having an aggregate principal amount of approximately $60,000. The ARS held by the Company are private placement debt securities with long-term nominal maturities and interest rates that reset monthly. The Company’s investments in ARS represent interests in debt obligations issued by banks and insurance companies that had at least an “A” credit rating at the time of purchase by the Company, including bond insurers and re-insurers such as MBIA, AMBAC, FGIC, FSA, RAM and Radian.

Many of the ARS held by the Company at December 31, 2007, have also experienced failed auctions due to the liquidity issues described above. As of December 31, 2007, the estimated fair market value of the ARS held by the Company declined by $3,993 based upon statements provided by the investment bank through which the Company holds such securities. Although all of the ARS invested in by the Company have continued to pay interest according to their stated terms and substantially all of the ARS invested in by the Company continue to be a rated “A” or above, the Company recorded an unrealized loss of $3,993 during 2007 resulting in a reduction in stockholders’ equity. Based on the factors above, and because the Company has the ability and the intent to hold these investments until recovery of their fair value, which may not be prior to the maturity of the applicable security, the Company does not consider these investments to be other-than-temporarily impaired.

Although $10,000 in ARS owned by the Company as of December 31, 2007 have been redeemed subsequent to such date, the credit and capital markets, including the market for ARS, has continued to deteriorate in 2008, and there have been additional failed auctions affecting ARS owned by the Company. Although all of the Company’s investments in ARS have continued to pay interest according to their stated terms and substantially all of the ARS invested in by the Company continue to be a rated “A” or above the Company’s unrealized loss on its ARS had increased by $7,859, to $11,852 as of February 29, 2008, based upon statements provided by the investment bank through which the Company holds such securities.

Given the failed auctions, many of the Company’s ARS are currently illiquid.  Accordingly, the Company has reclassified $20,350 in ARS from current to non-current assets at December 31, 2007 on its balance sheet due to the fact that the Company believes that the liquidity of these ARS is unlikely to be restored in a period less than twelve months from such date.

If uncertainties in the credit and capital markets deteriorate further or the Company experiences any rating downgrades on any investments in its ARS portfolio, the Company may incur impairment charges to its investment portfolio, which could negatively affect the Company’s financial condition, cash flow and reported earnings.

The Company believes that based on the Company’s current cash, cash equivalents and marketable securities, the current lack of liquidity affecting its portfolio of ARS will not have a material impact on the Company’s liquidity or its ability to fund its operations.

Sources and Uses of Cash

Cash flows for the three years ended December 31, 2007, 2006 and 2005 were as follows:

Sources (Uses)	2007	2006	2005
Operating Activities	$(13,821)	$(1,057)	$3,242
Investing Activities	20,576	(18,047)	(62,207)
Financing Activities	2	1,445	(16,956)

Working capital, consisting of current assets less current liabilities, was $65,135 as of December 31, 2007 and $123,906 as of December 31, 2006.

Operating Activities

2007

Net cash used in operating activities of $13,821 in 2007, primarily reflects a decrease in the Company’s business performance. This decrease was partially offset by a reduction of the Company’s tax assets attributable to a valuation allowance being established against net operating loss carryforwards.

2006

Net cash used in operating activities of $1,057 in 2006 primarily reflected lower net income and decreased amortization of television and film costs, partially offset by lower 4Kids TV broadcast fees paid to Fox.

2005

Net cash provided by operating activities of $3,242 in 2005 primarily reflected higher net income and a reduction in the Company’s obligations to licensors and payments made for media obligations and accounts payable and accrued expenses, partially offset by lower accounts receivable and participation advances.

Investing Activities

2007

Net cash provided by investing activities of $20,576 in 2007 reflects a shift in the Company’s investment strategy, implemented during 2007, to purchase taxable investments with longer maturities to minimize the risk of short-term interest rate fluctuations, partially offset by increased capitalized website costs related to the development of the “Chaotic” website.

2006

Net cash used in investing activities of $18,047 in 2006 reflected the Company’s proceeds from the maturity of auction-rate securities that were purchased as an investment. This increase was partially offset by the Company’s purchase of a 50% membership interest in TC Websites.

2005

Net cash used in investing activities of $62,207 in 2005 reflected Company’s purchase of auction-rate securities as an investment strategy for its excess cash balances.

Financing Activities

2007

Net cash provided by financing activities of $2 in 2007 reflects proceeds from the exercise of stock options, substantially offset by the purchase of treasury shares.

2006

Net cash provided by financing activities of $1,445 in 2006 reflected the Company’s proceeds from the exercise of stock options by the Company’s employees.

2005

Net cash used in financing activities of $16,956 in 2005 reflected the Company’s purchase of shares of its treasury stock, partially offset by proceeds from the exercise of stock options by the Company’s employees.

During 2007, the Company's cash flow from operations was impacted by consumer demand for a limited number of its licensed Properties.  While the Company strives to further diversify its revenue streams, management remains cognizant of changing trends in the toy, game and entertainment business and the difficulty in predicting the length of time a property will be commercially successful.  As a result, the Company's revenues, operating results and cash flow from operations may fluctuate significantly from year to year and present operating results are not necessarily indicative of future performance.

Historically, the majority of the television-based Properties that the Company represented were existing episodes of foreign programming that were adapted for the United States and other markets. The Company’s strategic focus has shifted toward Properties like “Chaotic” and “Teenage Mutant Ninja Turtles”, where the Company is a joint copyright owner of the episodes. Therefore, it is the Company’s intention to allocate a larger portion of its capital resources to the production costs associated with developing original animated programming resulting in increased capitalized film and television costs. Following the commercial release of a Property, its overall market acceptance and resulting revenues will directly impact the Company’s amortization of these capitalized film and television costs. To the extent a Property performs at a level lower than the Company’s expectations, the ratio of amortization expense to revenues realized will increase. While the Company expects that the revenues associated with such Properties will be sufficient to maintain its historical operating margins, there can be no assurance that the marketing plans designed to achieve those revenues can be executed in a manner to achieve its objectives.

Broadcast Agreements

4Kids TV Broadcast Agreement - In January 2002, the Company entered into a multi-year agreement with Fox to lease Fox’s Saturday morning programming block (“4Kids TV”) which airs principally on Saturday mornings from 8am to 12pm eastern/pacific time (7am to 11am central time). The Company provides substantially all programming content to be broadcast on 4Kids TV and retains all of the revenues from network advertising sales for the four-hour time period. 4Kids Ad Sales manages and accounts for the ad revenue and costs associated with 4Kids TV.

In March 2006, the Fox agreement was extended for two broadcast years through the 2007-2008 broadcast season. As of December 31, 2007, no amounts remain to be paid for the 2006-2007 broadcast season under the amended agreement. The broadcast fee for the 2007-2008 broadcast seasons is $20,000 as compared to the $25,312 paid for each broadcast year during the initial term of the multi-year agreement. The fee is payable in quarterly installments of $5,000 each year beginning in October 2006. Fox has exercised its option to extend this agreement through its 2008-2009 broadcast season under the same terms and conditions as in effect for the 2007-2008 broadcast season.

The CW Broadcast Agreement - On October 1, 2007, the Company and The CW entered into the CW Agreement, under which The CW granted to the Company the exclusive right to program The CW's Saturday morning children's programming block that is broadcast in most markets between 7am and 12pm for an initial term of five years beginning with The CW's 2008-2009 broadcast season.

Under the CW Agreement, the Company is obligated to make quarterly minimum guaranteed payments which are subject to reduction under certain circumstances. The Company and The CW will share advertising revenues earned from the sale of national commercial time during The CW Kids Block with The CW's share to be applied against such quarterly guarantee payments. In addition, The CW will be entitled under the CW Agreement to participate in the Company's merchandising revenue from certain content broadcast on The CW Kids Block, if such merchandising revenues exceed a certain annual minimum.

In addition to the broadcast fee and minimum guarantee paid to Fox and to be paid to The CW, commencing with the 2008-2009 broadcast season, respectively, the Company incurs additional costs to program each broadcast block and sell the related network advertising time. These costs include direct programming costs to acquire, adapt and deliver programming for the broadcast during the weekly broadcast blocks as well as additional indirect expenses of advertising sales, promotion and administration.

The ability of the Company to further develop its merchandising and, to a lesser extent, home video and music publishing revenue streams were significant components of its evaluation process which resulted in the decision to lease an additional Saturday morning children’s programming block from The CW, as described in Note 12 of the Notes to the Company’s consolidated financial statements under “Broadcast Agreements”. Other factors, such as lower guaranteed payments associated with the five-hour broadcast period, additional units allocated to the Company for sale during the CW Kids Block, and an anticipated increase in network support due to a revenue sharing arrangement, also contributed to the decision to lease another Saturday morning children’s block.

Contractual Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments for goods and services. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of December 31, 2007 and the impact that such obligations are expected to have on the Company’s liquidity and cash flows in future periods. The Company expects to fund these commitments primarily with operating cash flows generated in the normal course of business.

Year Ending December 31,	CW Agreement	4Kids TV Broadcast Agreement	Operating Leases	Total
2008	$6,750	$20,000	$ 2,706	$29,456
2009	15,000	15,000	2,442	32,442
2010	15,000	—	1,871	16,871
2011	15,000	—	1,075	16,075
2012	15,000	—	971	15,971
2013 and after	8,250	—	5,286	13,536
Total	$75,000	$35,000	$14,351	$124,351

On February 18, 2008, the Company signed a lease for additional office space in the San Diego, California location with aggregate rental payments of $620 for the term of the lease, which has not been included in the table above. The Company’s contractual obligations and commitments are detailed in the Company’s consolidated financial statements, for additional information see Note 12.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Rate Fluctuations.

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

Item 8.	Financial Statements and Supplementary Data.

The Reports of Registered Public Independent Accounting Firms, our Consolidated Financial Statements and Notes thereto appear in a separate section of this Form 10-K (beginning on Page F-1 following Part IV). The index to our Consolidated Financial Statements is included in Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2007, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The scope of management's assessment of the effectiveness of internal control over financial reporting includes all of our Company's consolidated subsidiaries.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." Based on this assessment, management believes that, as of December 31, 2007, our internal control over financial reporting was effective based on those criteria.

Eisner LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued an auditors' report on our internal control over financial reporting.

Item 9B.   Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information concerning directors and officers of the Company is incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year.

On June 19, 2007, the Company filed with the New York Stock Exchange the Annual CEO Certification regarding the Company’s compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

Item 11. Executive Compensation.

Information concerning executive and director compensation is incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Item 13. Certain Relationships and Related Transactions.

Information concerning certain relationships and related transactions is incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year.

Item 14. Principal Accountant Fees and Services.

Information concerning principal accountant fees and services is incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1) Financial Statements:

The following Consolidated Financial Statements of 4Kids Entertainment, Inc. and Subsidiaries are included in Item 8:

Page
Number
Reports of Independent Registered Public Accounting Firms on Consolidated Financial Statements	F-1 to F-2

Consolidated Balance Sheets - December 31, 2007 and 2006	F-3

Consolidated Statements of Operations - Years Ended
December 31, 2007, 2006 and 2005	F-4

Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(Loss) - Years Ended December 31, 2007, 2006 and 2005	F-5

Consolidated Statements of Cash Flows - Years Ended
December 31, 2007, 2006 and 2005	F-6

Notes to Consolidated Financial Statements	F-7 to F-30

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

4KIDS ENTERTAINMENT, INC.

Date: March 14, 2008

By	/s/ Alfred R. Kahn
________________________
Alfred R. Kahn,
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 14, 2008

/s/Alfred R. Kahn
_______________________
Alfred R. Kahn,
Chairman of the Board,
Chief Executive Officer and
Director

Date: March 14, 2008

/s/ Bruce R. Foster
_________________________
Bruce R. Foster,
Executive Vice President,
Principal Financial
and Accounting Officer

Date: March 14, 2008

/s/ Samuel R. Newborn
_________________________
Samuel R. Newborn,
Executive Vice President,
General Counsel and
Director

Date: March 14, 2008

/s/ Richard Block
_______________________
Richard Block,
Director

Date: March 14, 2008

/s/ Jay Emmett
______________________
Jay Emmett,
Director

Date: March 14, 2008

/s/ Michael Goldstein
_________________________
Michael Goldstein,
Director

Date: March 14, 2008

/s/ Randy O. Rissman
___________________________
Randy O. Rissman,
Director

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

3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant, dated April 29, 1999. (2)

3.3	Certificate of Amendment to the Certificate of Incorporation of the Registrant, dated May 18, 2000. (3)

3.4	Certificate of Amendment to the Certificate of Incorporation of the Registrant, dated August 15, 2007. (4)

3.5	Amended and Restated By-Laws of the Registrant adopted by the Board of Directors on August 15, 2007. (4)

4.1	Form of Common Stock Certificate. (5)

4.2	Rights Agreement dated as of August 15, 2007 between 4Kids Entertainment and Continental Stock Transfer & Trust Co., as Rights Agent. (4)

10.1	1992 Stock Option Plan. (*) (6)

10.2	1997 Stock Option Plan. (*) (7)

10.3	1998 Stock Option Plan. (*) (9)

10.4	1999 Stock Option Plan. (*) (2)

10.5	2000 Stock Option Plan. (*) (3)

10.6	2001 Stock Option Plan. (*) (9)

10.7	2002 Stock Option Plan. (*) (10)

10.8	2003 Stock Option Plan. (*) (11)

10.9	2004 Stock Option Plan. (*) (12)

10.10	2005 Long-Term Incentive Compensation Plan. (*) (13)

10.11	2006 Long-Term Incentive Compensation Plan. (*) (14)

10.12	2007 Long-Term Incentive Compensation Plan. (*) (15)

10.13	Agreement between Nintendo of America, Inc. and the Registrant dated December 17, 1987. (16)

10.14	Agreement of Lease, dated March 28, 1988, between the Registrant and 1414 Avenue of the Americas Company (“1414 Lease”). (17)

10.15	Amendment, dated July 8, 1994, to the 1414 Lease. (17)

10.16	Amended and Restated Employment Agreement dated January 1, 2002, between 4Kids Entertainment Licensing, Inc. and Alfred R. Kahn. (*)(18)

10.17	Second Amended and Restated Employment Agreement, dated December 15, 2006, among 4Kids Entertainment Licensing, Inc., 4Kids Entertainment, Inc. and Alfred R. Kahn. (*)(19)

10.18	Employment Agreement, dated January 1, 2002, between 4Kids Productions, Inc. and Norman Grossfeld. (*)(18)

10.19	Amendment dated as of June 16, 2003, to the Employment Agreement between 4Kids Productions, Inc. and Norman Grossfeld. (*)(18)

10.20	Letter Agreement, dated March 2, 2006, between 4Kids Productions, Inc. and Norman Grossfeld. (*)(20)

10.21	Employment Agreement, dated January 1, 2002, between 4Kids Entertainment Licensing, Inc. and Samuel R. Newborn. (*)(18)

10.22	Amendment dated as of June 16, 2003, to the Employment Agreement between 4Kids Entertainment Licensing, Inc. and Samuel R. Newborn. (*)(18)

10.23	Letter Agreement, dated as of March 2, 2006, between 4Kids Entertainment Licensing, Inc. and Samuel R. Newborn. (*)(20)

10.24	Employment Agreement dated as of June 30, 2005, between 4Kids Entertainment, Inc., and Steven M. Grossman. (*)(21)

10.25	General Release Agreement of Steven M. Grossman dated as of April 6, 2006. (*)(22)

10.26	Employment Agreement dated as of December 1, 2005, between 4Kids Entertainment Licensing, Inc., and Bruce R. Foster. (*)(15)

10.27	Amendment to Employment Agreement dated as of January 30, 2007, among 4Kids Entertainment Licensing, Inc., 4Kids Entertainment, Inc. and Bruce R. Foster. (*)(23)

10.28	Amendment to Employment Agreement dated as of April 16, 2007, among 4Kids Entertainment Licensing, Inc., 4Kids Entertainment, Inc. and Bruce R. Foster. (*)(24)

10.29	Employment Agreement dated as of July 1, 2003, between 4Kids Entertainment Licensing, Inc. and Brian Lacey. (*)(25)

10.30	Amendment to Employment Agreement, dated as of October 16, 2006, among 4Kids Entertainment Licensing, Inc., 4Kids Entertainment, Inc. and Brian Lacey. (*)(26)

10.31	Amendment Agreement, dated March 14, 2006, between 4Kids Entertainment, Inc. and Fox Broadcasting Company. (*)(18)

10.32	Employment Agreement, dated as of December 11, 2006, between TC Digital Games LLC and Bryan Gannon. (*)(27)

10.33	Employment Agreement, dated as of December 11, 2006, between TC Digital Games LLC and John Milito. (*)(27)

10.34	Settlement Agreement and Mutual General Release dated as of June 19, 2006 among The Summit Media Group, Inc., The Beacon Media Group LLC, Sheldon Hirsch, Tom Horner and Paul Caldera. (28)

10.35	Operating Agreement of TC Digital Games LLC, dated as of December 11, 2006, between 4Kids Digital Games, Inc. and Chaotic USA Entertainment Digital Games LLC. (27)

10.36	Operating Agreement of TC Websites LLC, dated as of December 11, 2006, between 4Kids Websites, Inc. and Chaotic USA Entertainment Group, Inc. (27)

10.37	Operating Acquisition and Administration agreement dated June 28, 2002 between Cherry Lane Publishing Company, Inc. and 4Kids Entertainment Music, Inc. (included herein)

10.38	Saturday Morning Programming Block dated October 1, 2007 between The CW Network, LLC. and 4Kids Entertainment, Inc. (included herein)

10.39	Membership Interest Purchase Agreement dated December 18, 2007 between TC Digital Games, LLC, Chaotic USA Entertainment Group, Inc. and 4Kids Digital, Inc. (included herein)

10.40	Membership Interest Purchase Agreement dated December 18, 2007 between TC Websites LLC, Chaotic USA Entertainment Group, Inc. and 4Kids Websites, Inc. (included herein)

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Eisner LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Joint Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________

*	Denotes a management contract or compensatory plan, contract or arrangement.

(1)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 000-07843).

(2)	Incorporated by reference to 1999 Proxy Statement for Annual Meeting of Shareholders held April 29, 1999 (File No. 000-07843).

(3)	Incorporated by reference to 2000 Proxy Statement for Annual Meeting of Shareholders held May 17, 2000 (File No. 000-07843).

(4)	Incorporated by reference to Current Report on Form 8-K dated August 15, 2007 (File No. 001-16117).

(5)	Incorporated by reference to Registration Statement on Form S-1 declared effective March 7, 1986 (File No. 33-3056).

(6)	Incorporated by reference to 1992 Proxy Statement for Annual Meeting of Shareholders held April 1992 (File No. 000-07843).

(7)	Incorporated by reference to 1997 Proxy Statement for Annual Meeting of Shareholders held April 30, 1997 (File No. 000-07843).

(8)	Incorporated by reference to 1998 Proxy Statement for Annual Meeting of Shareholders held April 29, 1998 (File No. 000-07843).

(9)	Incorporated by reference to 2002 Proxy Statement for Annual Meeting of Shareholders held May 23, 2001 (File No. 001-16117).

(10)	Incorporated by reference to 2002 Proxy Statement for Annual Meeting of Shareholders held May 23, 2002 (File No. 001-16117).

(11)	Incorporated by reference to 2003 Proxy Statement for Annual Meeting of Shareholders held May 23, 2003 (File No. 001-16117).

(12)	Incorporated by reference to 2004 Proxy Statement for Annual Meeting of Shareholders held May 27, 2004 (File No. 001-16117).

(13)	Incorporated by reference to 2005 Proxy Statement for Annual Meeting of Shareholders held May 26, 2005 (File No. 001-16117).

(14)	Incorporated by reference to 2006 Proxy Statement for Annual Meeting of Shareholders held May 26, 2006 (File No. 001-16117).

(15)	Incorporated by reference to 2007 Proxy Statement for Annual Meeting of Shareholders held May 25, 2007 (File No. 001-16117).

(16)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 000-07843).

(17)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 000-07843).

(18)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 001-16117).

(19)	Incorporated by reference to Current Report on Form 8-K dated December 21, 2006 (File No. 001-16117).

(20)	Incorporated by reference to Current Report on Form 8-K dated March 8, 2006 (File No. 001-16117).

(21)	Incorporated by reference to Current Report on Form 8-K dated July 7, 2005 (File No. 001-16117).

(22)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 001-16117).

(23)	Incorporated by reference to Current Report on Form 8-K dated January 13, 2006 (File No. 001-16117).

(24)	Incorporated by reference to Current Report on Form 8-K dated February 5, 2007 (File No. 001-16117).

(25)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-07843).

(26)	Incorporated by reference to Current Report on Form 8-K dated November 2, 2006 (File No. 001-16117).

(27)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-07843).

(28)	Incorporated by reference to Current Report on Form 8-K dated June 23, 2006 (File No. 001-16117).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

4Kids Entertainment, Inc.

We have audited the accompanying consolidated balance sheets of 4Kids Entertainment, Inc. and Subsidiaries (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2007 and 2006, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/ Eisner LLP

New York, New York

March 13, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

4Kids Entertainment, Inc.

We have audited 4Kids Entertainment, Inc. internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). 4Kids Entertainment, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, 4Kids Entertainment, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of 4Kids Entertainment, Inc. and subsidiaries as of December 31, 2007, and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three year period ended December 31, 2007, and our report dated March 13, 2008 expressed an unqualified opinion on those financial statements.

/s/ Eisner LLP

New York, New York

March 13, 2008

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

(In thousands of dollars, except share data)

ASSETS:	2007	2006
Current assets:
Cash and cash equivalents	$24,872	$18,066
Investments	36,106	92,910
Total cash, cash equivalents and investments	60,978	110,976

Accounts receivable - net	21,403	27,944
Inventories	611	—
Prepaid income taxes	1,159	5,924
Prepaid expenses and other current assets	2,985	3,916
Current assets from discontinued operations	372	326
Deferred income taxes	—	707
Total current assets	87,508	149,793

Property and equipment - net	4,255	2,126
Long term investments	31,806	—
Accounts receivable - noncurrent, net	208	138
Investment in unconsolidated affiliate	—	2,702
Film and television costs - net	14,352	14,827
Non-current assets from discontinued operations	926	1,333
Deferred income taxes - noncurrent	—	1,733
Other assets - net (includes related party amounts of $4,265 and $2,664, respectively)	12,024	8,743
Total assets	$151,079	$181,395

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Due to licensors	$4,420	$6,536
Accounts payable and accrued expenses	14,969	14,317
Current liabilities from discontinued operations	—	20
Deferred revenue	2,984	5,014
Total current liabilities	22,373	25,887

Deferred rent	618	771
Total liabilities	22,991	26,658

Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $.01 par value - authorized, 3,000,000 shares; none issued	—	—
Common stock, $.01 par value - authorized, 40,000,000 shares; issued, 15,099,812 and 14,933,218 shares; outstanding 13,332,207 and 13,183,218 shares in 2007 and 2006, respectively	151	149
Additional paid-in capital	63,679	62,859
Accumulated other comprehensive (loss) income	(2,562)	1,329
Retained earnings	100,323	123,649
	161,591	187,986
Less cost of 1,767,605 and 1,750,000 treasury shares in 2007 and 2006, respectively	33,503	33,249
	128,088	154,737
Total liabilities and stockholders’ equity	$151,079	$181,395

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(In thousands of dollars, except share data)

	2007	2006	2005

Net revenues	$55,609	$71,781	$80,607

Costs and expenses:
Selling, general and administrative	44,180	39,155	33,835
Production service costs	7,195	11,259	8,851
Cost of sales of trading cards	352	—	—
Amortization of television and film costs	8,179	8,041	9,790
Amortization of 4Kids TV broadcast fee	21,472	22,462	26,408
Total costs and expenses	81,378	80,917	78,884

(Loss) Income from operations	(25,769)	(9,136)	1,723

Interest income	5,281	4,143	2,834
Gain on sale of investment in equity securities	—	—	234
Total other income	5,281	4,143	3,068

(Loss) income before income taxes	(20,488)	(4,993)	4,791

(Provision for) benefit from income taxes	(2,436)	3,506	(1,762)

Loss from unconsolidated operations –
net of a tax benefit	—	(280)	—
Loss on previously unconsolidated affiliate	(498)	—	—
Minority interest (Note 13)	96	39	—

(Loss) income from continuing operations	(23,326)	(1,728)	3,029

Income from discontinued operations	—	722	2,040

Net (loss) income	$(23,326)	$(1,006)	$5,069

Per share amounts:
Basic (loss) earnings per common share
Continuing operations	$(1.77)	$(0.13)	$0.23
Discontinued operations	—	0.05	0.16
Basic (loss) earnings per common share	$(1.77)	$(0.08)	$0.39

Diluted (loss) earnings per common share
Continuing operations	$(1.77)	$(0.13)	$0.22
Discontinued operations	—	0.05	0.15
Diluted (loss) earnings per common share	$(1.77)	$(0.08)	$0.37

Weighted average common shares
outstanding - basic	13,209,495	13,104,051	13,115,687
Weighted average common shares
outstanding - diluted	13,209,495	13,104,051	13,536,830

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(In thousands of dollars and shares)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/Loss	Less Treasury Stock	Total Stockholders’ Equity
	Shares	Amount

BALANCE, DECEMBER 31, 2004	14,411	$144	$58,068	$119,586	$1,124	$(14,944)	$163,978
Issuance of common stock and stock options exercised	415	4	1,345	—	—	—	1,349
Tax benefit from exercise of stock options	—	—	2,002	—	—	—	2,002
Acquisition of treasury stock, at cost	—	—	—	—	—	(18,305)	(18,305)
Comprehensive income:
Net income	—	—	—	5,069	—	—	5,069
Translation adjustment	—	—	—	—	(696)	—	(696)

Total comprehensive income	—	—	—	—	—	—	4,373

BALANCE, DECEMBER 31, 2005	14,826	$148	$61,415	$124,655	$428	$(33,249)	$153,397
Issuance of common stock and stock options exercised	107	1	1,256	—	—	—	1,257
Tax benefit from exercise of stock options	—	—	188	—	—	—	188
Comprehensive loss:
Net loss	—	—	—	(1,006)	—	—	(1,006)
Translation adjustment	—	—	—	—	901	—	901

Total comprehensive loss	—	—	—	—	—	—	(105)

BALANCE, DECEMBER 31, 2006	14,933	$149	$62,859	$123,649	$1,329	$(33,249)	$154,737
Issuance of common stock and stock options exercised	167	2	820	—	—	—	822
Acquisition of treasury stock, at cost	—	—	—	—	—	(254)	(254)
Comprehensive loss:
Net loss	—	—	—	(23,326)	—	—	(23,326)
Translation adjustment	—	—	—	—	102	—	102
Unrealized loss on marketable securities	—	—	—	—	(3,993)	—	(3,993)
Total comprehensive loss	—	—	—	—	—	—	(27,217)

BALANCE, DECEMBER 31, 2007	15,100	$151	$63,679	$100,323	$(2,562)	$(33,503)	$128,088

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(In thousands of dollars)

	2007	2006	2005
Cash flows from operating activities:
Net (loss) income	$(23,326)	$(1,006)	$5,069
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities – continuing operations:
Depreciation and amortization	1,002	1,047	1,141
Amortization of television and film costs	8,179	8,041	9,790
Amortization of 4Kids TV broadcast fee	21,472	22,462	26,408
Provision for doubtful accounts	837	630	195
Deferred income taxes	2,440	(3)	(38)
Loss on investment in unconsolidated affiliate	—	498	—
Gain on sale of investment in equity securities	—	—	(234)
Tax benefit on exercise of stock options	—	—	2,002
Changes in operating assets and liabilities:
Inventories	(611)	—	—
Accounts receivable	5,700	4,786	5,878
Film and television costs	(7,704)	(10,660)	(11,480)
Prepaid income taxes	4,765	(3,612)	762
Prepaid 4Kids TV broadcast fee	(20,788)	(15,856)	(26,023)
Prepaid expenses and other current assets	931	(2,233)	(247)
Other assets - net	(3,281)	(1,819)	1,169
Due to licensors	(2,116)	(6,967)	(3,356)
Accounts payable and accrued expenses	521	4,972	(3,291)
Deferred revenue	(2,030)	(283)	(1,558)
Deferred rent	(153)	(245)	5

Net cash (used in) provided by operating activities – continuing operations	(14,162)	(248)	6,192
Net cash provided by (used in) operating activities – discontinued operations	341	(809)	(2,950)
Net cash (used in) provided by operating activities	(13,821)	(1,057)	3,242

Cash flows from investing activities:
Proceeds from maturities of investments	138,688	184,872	53,938
Purchase of investments	(117,683)	(199,399)	(116,254)
Consolidation of previously unconsolidated affiliate	2,702	—	—
Purchase of property and equipment	(3,136)	(841)	(857)
Loss from disposal of property, plant, and equipment	5	521	6
Proceeds from sale of investment in equity securities	—	—	960
Purchase of investment in unconsolidated affiliate	—	(3,200)	—
Net cash provided by (used in) investing activities	20,576	(18,047)	(62,207)

Cash flows from financing activities:
Proceeds from exercise of stock options	256	1,257	1,349
Purchase of treasury shares	(254)	—	(18,305)
Tax benefit on exercise of stock options	—	188	—
Net cash provided by (used in) financing activities	2	1,445	(16,956)
Effects of exchange rate changes on cash and cash equivalents	49	583	(696)
Net increase (decrease) in cash and cash equivalents	6,806	(17,076)	(76,617)
Cash and cash equivalents, beginning of period	18,066	35,142	111,759
Cash and cash equivalents, end of period	$24,872	$18,066	$35,142
Supplemental disclosure of cash flow information:
Cash paid during period for Income Taxes	$3	$87	$437
Supplemental schedule of non-cash investing and financing activities
Unrealized loss on marketable securities	$(3,993)	$—	$—
Vesting of restricted shares	$566	$—	$—

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

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

Licensing - The Licensing business segment consists of the results of operations of the following wholly-owned subsidiaries of the Company: 4Kids Entertainment Licensing, Inc. (“4Kids Licensing”); 4Sight Licensing Solutions, Inc. (“4Sight Licensing”); 4Kids Entertainment International, Ltd. (“4Kids International”); and 4Kids Technology, Inc. (“4Kids Technology”). 4Kids Licensing is engaged in the business of licensing the merchandising rights to popular children’s television series, properties and product concepts (individually, the “Property” or collectively the “Properties”). 4Kids Licensing typically acts as exclusive merchandising agent in connection with the grant to third parties of licenses to manufacture and sell all types of merchandise, including toys, videogames, trading cards, apparel, housewares, footwear, books and other published materials, based on such Properties. 4Sight Licensing is engaged in the business of licensing properties and product concepts to adults, teens and “tweens”. 4Sight Licensing focuses on brand building through licensing. 4Kids International, based in London, manages Properties represented by the Company in the United Kingdom and European marketplaces. 4Kids Technology develops ideas and concepts for licensing which integrate new and existing technologies with traditional game and toy play patterns.

Advertising Media and Broadcast - The Company, through a multi-year agreement with Fox Broadcasting Corporation (“Fox”), leases Fox’s Saturday morning programming block (“4Kids TV”) from 8am to 12pm eastern/pacific time (7am to 11am central time). The Company provides substantially all programming content to be broadcast on 4Kids TV. 4Kids Ad Sales, Inc. (“4Kids Ad Sales”), a wholly-owned subsidiary of the Company, retains all of the revenue from its sale of network advertising time for the four-hour time period leased from Fox.

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

Effective June 30, 2006, the Company’s wholly-owned subsidiary, The Summit Media Group, Inc. (“Summit Media”), which previously provided print and broadcast media planning and buying services for clients principally in the children’s toy and game business, terminated its operations. As a consequence of the termination of its operations, Summit Media no longer serves as a media buying agency for third parties and is classified as a discontinued operation.

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

Trading Card and Game Distribution - Through its wholly-owned subsidiary, 4Kids Digital Games, Inc. (“4Kids Digital”), the Company owns 55% of TC Digital Games LLC, a Delaware limited liability company (“TC Digital”) that produces, markets and distributes the “Chaotic” trading card game. In December 2006, 4Kids Digital acquired a 53% ownership interest in TC Digital and entered into TC Digital’s operating agreement (the “TCD Agreement”) with Chaotic USA Digital Games LLC (“CUSA LLC”), a wholly-owned subsidiary of Chaotic USA Entertainment Group, Inc. (“CUSA”). The TCD Agreement contains terms and conditions governing the operations of TC Digital, and entitles 4Kids Digital and CUSA to elect two managers to the entity’s Management Committee with 4Kids Digital having the right to break any dead-locks. On December 18, 2007, 4Kids Digital purchased an additional 2% membership interest in TC Digital from CUSA increasing 4Kids Digital’s ownership percentage to 55%. The consideration for the purchase of the additional membership interest was paid through the settlement of certain capital contributions required to be made by CUSA to TC Websites under TC Websites’ operating agreement (the “TCW Agreement”).

Through its wholly-owned subsidiary, 4Kids Websites, Inc. (“4Kids Websites”), the Company owns 55% of TC Websites LLC, a Delaware limited liability company (“TC Websites”) that owns and operates www.chaoticgame.com, the companion website for the “Chaotic” trading card game which was launched as a public beta version on October 24, 2007. In December 2006, 4Kids Websites purchased a 50% membership interest in TC Websites from CUSA and entered into the TCW Agreement with CUSA. The TCW Agreement contains terms and conditions governing TC Websites’ operations and entitles 4Kids Websites and CUSA to elect two managers to its Management Committee. On December 18, 2007, 4Kids Websites entered into an agreement pursuant to which it acquired an additional 5% ownership interest in TC Websites from CUSA, and the TCW Agreement was concurrently amended to provide 4Kids Websites with the right to break any deadlocks on TC Websites’ Management Committee, including with respect to operational matters. The consideration for the purchase of the additional membership interest was paid through the settlement of certain capital contributions required to be made by CUSA to TC Websites under the TCW Agreement. 4Kids Websites had previously used the equity method to account for its investment in TC Websites, where it did not have control but had significant influence. As a result of 4Kids Websites’ increased ownership and operational control, TC Websites is consolidated in the Company’s financial statements, subject to a minority interest.

TC Digital and TC Websites are the exclusive licensees of certain patents covering the uploading of coded trading cards to a website where online game play and community activities occur. The www.chaoticgame.com website provides full access to all of its content and is free of charge for all users. No purchase of trading cards is necessary to play the online version where virtual playing decks are available to users who register on the website. These two businesses enable the Company to offer traditional trading card game play with an online digital play experience. In addition, it is anticipated that TC Digital and TC Websites will diversify their product lines and will ultimately distribute and sell, and create websites for other trading card games. The Company believes that its ownership interests in TC Digital and TC Websites represent a potentially significant addition to its business strategy.

Certain of the Company’s executive officers have interests in CUSA, CUSA LLC and certain other entities with which TC Digital and TC Websites have engaged in transactions since their formation. Information regarding these relationships can be found in Note 15 of the Notes to the Company’s consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of 4Kids Entertainment, Inc. and its wholly-owned subsidiaries and investments of more than 50% in subsidiaries and other entities after elimination of significant intercompany transactions and balances. While the Company maintained a 50% ownership interest in TC Websites and did not control, but had significant influence, over such entity, the Company’s investment in TC Websites was accounted for using the equity method. As a result of the acquisition by the Company of an additional 5% ownership interest in such entity and increased operational control, TC Websites has now been included in the Company’s consolidated financial statements, as further discussed in Note 13. The operations of Summit Media have been classified as a discontinued operation as a result of the termination of Summit Media’s operations, effective June 30, 2006. As further discussed in Notes 14, the consolidated financial statements have been reclassified to reflect the reporting of this business as a discontinued operation. These consolidated financial statements reflect the use of significant accounting policies, as described below and elsewhere in the notes to the consolidated financial statements.

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (the “FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes the financial statement recognition and measurement criteria for a tax position taken or expected to be taken in a tax return. FIN 48 also requires additional disclosures related to uncertain income tax positions. See Note 9, “Income Taxes”, for further information.

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

Production and adaptation costs charged to the licensor are included in net revenues and the corresponding costs are included in production service costs in the accompanying consolidated statements of operations. Production service costs included in net revenues amounted to $6,405, $10,120, and $8,288 in 2007, 2006, and 2005, respectively.

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

Trading card revenues: Emerging Issue Task Force (“EITF”) Issue No. 00-21 - Accounting for Revenue Arrangements with Multiple Deliverables, provides guidance on how and when to recognize revenues for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables are required to be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration must be allocated among the separate units of accounting based on their relative fair values. The Company has determined that because its trading card game is provided with a web component, there is a multiple deliverable arrangement. However, since no purchase of trading cards is necessary to access the website and cards are available free of charge to users who register on the website, the Company has determined that the selling price of the trading cards should be fully attributable to the cards. Revenues from trading card sales, net of a reserve for returns and allowances, are recognized on the date cards are shipped by the Company’s distributor to wholesalers/retailers as reported to the Company.

Advertising Expense - Advertising costs are expensed as incurred, except for costs related to the development of a Property and/or animated or live-action television program commercial or media campaign which are expensed in the period in which the commercial or campaign is first presented. Advertising expense included in selling, general and administrative expenses on the accompanying consolidated statements of income was $1,794, $2,191, and $1,927 in 2007, 2006 and 2005, respectively.

Inventories – Inventories consist of finished goods inventory of trading cards and are valued at the lower of cost or net realizable value. The cost of our inventory is computed using the first-in, first-out method.

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

Website Development Costs - The Company capitalizes its website development costs for the www.chaoticgame.com website consistent with the provisions of EITF Issue 00-02, Accounting for Website Development Costs and American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Costs incurred during the preliminary project stage are expensed as incurred, while application stage projects are capitalized. The costs capitalized during the application stage are generally related to employee and/or consulting services directly associated with the development of the website. Website costs are included in property and equipment in the accompanying consolidated balance sheets. Amortization commenced on October 24, 2007, once the website went live and is amortized using the straight-line method over the estimated useful life of three years.

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

Cash and Cash Equivalents - All highly liquid investments with original maturities of three months or less are classified as cash and cash equivalents. The fair value of cash and cash equivalents approximates the amounts shown on the financial statements. Cash and cash equivalents consist of unrestricted cash in various banks in which the Company maintains balances in excess of the Federal Deposit Insurance Corporation (FDIC) insured limit of $100 per bank account. At December 31, 2007 and 2006, the cash and cash equivalents in excess of the insured limit aggregated $13,630 and $13,789, respectively.

Prepaid 4Kids TV Broadcast Fee – The Company capitalizes the broadcast fee paid to Fox and amortizes the amount of such fee over the broadcast season based on estimated advertising revenue. During the year ended December 31, 2007, the Company paid Fox and certain Fox affiliates $15,525 and $5,263, attributable to the fifth and sixth years’ broadcast fees, respectively, and during calendar year 2006, the Company paid Fox and certain Fox affiliates $7,058 and $5,491, attributable to the fourth and fifth years’ broadcast fees, respectively.

Investments – The Company’s short-term investments principally consist of auction rate and debt securities. Auction rate securities are generally rated A or better by one or more national rating agencies and have contractual maturities of up to 30 years. The Company classifies its investments in auction rate securities as “available for sale.” The auction rate securities that the Company invests in generally have interest reset dates that occur every 7 or 35 days and despite the long-term nature of their stated contractual maturity, the historical operation of the auction rate security market has given the Company the ability to quickly liquidate these securities at ongoing auctions every 35 days or less.

During 2007, liquidity issues began to affect the global credit and capital markets. As a result, securities known as auction rate securities (“ARS”), which historically have had a liquid market and had their interest rates reset periodically (e.g. monthly) through dutch auctions, began to fail at auction. These auction failures have caused ARS to become illiquid since investors are hesitant to purchase these types of investments, which in turn has caused the fair market values for these securities to decline.

As of December 31, 2007, the Company held ARS having an aggregate principal amount of approximately $60,000. The ARS held by the Company are private placement debt securities with long-term nominal maturities and interest rates that reset monthly. The Company’s investments in ARS represent interests in debt obligations issued by banks and insurance companies that had at least an “A” credit rating at the time of purchase by the Company, including bond insurers and reinsurers such as MBIA, AMBAC, FGIC, FSA, RAM and Radian.

Many of the ARS held by the Company at December 31, 2007, have also experienced failed auctions due to the liquidity issues described above. As of December 31, 2007, the estimated fair market value of the ARS held by the Company declined by $3,993 based upon statements provided by the investment bank through which the Company holds such securities. Although all of the ARS invested in by the Company have continued to pay interest according to their stated terms and substantially all of the ARS invested in by the Company continue to be a rated “A” or above, the Company recorded an unrealized loss of $3,993 during 2007 resulting in a reduction in stockholders’ equity. Based on the factors above, and because the Company has the ability and the intent to hold these investments until recovery of their fair value, which may not be prior to the maturity of the applicable security, the Company does not consider these investments to be other-than-temporarily impaired.

Although $10,000 in ARS owned by the Company as of December 31, 2007 have been redeemed subsequent to such date, the credit and capital markets, including the market for ARS, has continued to deteriorate in 2008, and there have been additional failed auctions affecting ARS owned by the Company. Although all of the Company’s investments in ARS have continued to pay interest according to their stated terms and substantially all of the ARS invested in by the Company continue to be a rated “A” or above the Company’s unrealized loss on its ARS had increased by $7,859, to $11,852 as of February 29, 2008, based upon statements provided by the investment bank through which the Company holds such securities.

Given the failed auctions, many of the Company’s ARS are currently illiquid.  Accordingly, the Company has reclassified $20,350 in ARS from current to non-current assets on its balance sheet due to the fact that the Company deems the liquidity for these ARS to be restored in a period longer than twelve months.

If uncertainties in the credit and capital markets deteriorate further or the Company experiences any rating downgrades on any investments in its ARS portfolio, the Company may incur impairment charges to its investment portfolio, which could negatively affect the Company’s financial condition, cash flow and reported earnings. The Company believes that based on the Company’s current cash, cash equivalents and marketable securities, the current lack of liquidity affecting its portfolio of ARS will not have a material impact on the Company’s liquidity or its ability to fund its operations.

Film and Television Costs – The Company accounts for its film and television costs pursuant to AICPA SOP No. 00-2, Accounting by Producers or Distributors of Films. The cost of production for television programming, including overhead, participations and talent residuals is capitalized and amortized using the individual-film-forecast method under which such costs are amortized for each television program in the ratio that revenue earned in the current period for such program bears to management’s estimate of the ultimate revenues to be realized from all media and markets for such program. Management regularly reviews, and revises when necessary, its ultimate revenue estimates on a title-by-title basis, which may result in a change in the rate of amortization applicable to such title and/or a write-down of the value of such title to estimated fair value. These revisions can result in significant quarter-to-quarter and year-to-year fluctuations in film write-downs and rates of amortization. If a total net loss is projected for a particular title, the associated film and television costs are written down to estimated fair value. All exploitation costs, including advertising and marketing costs are expensed as incurred. Television adaptation and production costs that are adapted and/or produced are stated at the lower of cost, less accumulated amortization, or fair value.

Fair Value of Financial Instruments – The carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, due to licensors, media payable, accounts payable and accrued expenses, and other current liabilities approximate their fair values principally because of the short-term maturities of these instruments.

Operating Leases - The Company accounts for all operating leases on a straight-line basis over the term of the lease. In accordance with the provisions of FASB Statement No. 13, Accounting for Leases, any incentives or rent escalations are recorded as deferred rent and are included as a component of rent expense over the respective lease term.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are used in, but not limited to, certain areas of revenue recognition, the amortization of televisions and film costs as well as the amortization of 4Kids TV broadcast fees. Actual results could differ materially from those estimates.

Reclassifications- Certain reclassifications have been made to prior year amounts to conform to the 2007 presentation.

Translation of Foreign Currency — In accordance with SFAS No. 130, Reporting Comprehensive Income (“SFAS No. 130”), the Company classifies items of other comprehensive income by their nature in the financial statements and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet. The assets and liabilities of the Company’s foreign subsidiary, 4Kids International have been recorded in their local currency and translated to U.S. dollars using period-end exchange rates. Income and expense items have been translated at the average rate of exchange prevailing during the period. Any adjustment resulting from translating the financial statements of the foreign subsidiary is reflected as “other comprehensive income”, net of related tax. Comprehensive (loss) income for the years ended December 31, 2007, 2006 and 2005 was $(27,217), $(105), and $4,373, respectively, which included translation adjustments of $102, $901, and $(696) for the respective periods.

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

Income Taxes – The Company is subject to income taxes in both the United States and the United Kingdom. Income tax expense (benefit) is provided for using the asset and liability method. Deferred income taxes are recognized at currently enacted tax rates for the expected future tax consequences attributable to temporary differences between amounts reported for income tax purposes and financial reporting purposes. Deferred taxes are not provided for the undistributed earnings of our subsidiary operating outside the U.S. that have been permanently reinvested in the United Kingdom. The tax rate for the year ended December 31, 2007 is affected by the estimated valuation allowance against the Company’s deferred tax assets. The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as recurring operating losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109, Accounting for Income Taxes, requires the Company to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Based on the level of deferred tax assets as of December 31, 2007 and the level of historical losses realized, the Company has determined that the uncertainty regarding the realization of these assets is sufficient to warrant the establishment of a full valuation allowance against the Company’s net deferred tax assets.

Our assessment of the valuation allowance on the deferred tax assets could change in the future based on our levels of pre-tax income and other tax-related adjustments. A change in estimate of the valuation allowance, in whole or in part, would result in a non-cash reduction in income tax expense during the period of the change. To the extent there is a reversal of some or all of the valuation allowance, future financial statements would reflect a decrease in non-cash income tax expense until such time as our deferred tax assets are all used to reduce current taxes payable.

TC Digital and TC Websites are limited liability companies and have elected to be treated as partnerships for income tax purposes. As such, U.S. federal and state income taxes (in the states which tax limited liability companies as partnerships) are the direct responsibility of its members. We own 55% of the membership interests in both entities. Thus, our respective portion of their activity is reported in the our consolidated tax returns.

Recently Issued Accounting Pronouncements– In November 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”), which continues to require that all business combinations be accounted for by applying the acquisition method. Under the acquisition method, the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any contingent consideration and contractual contingencies, as a whole, at their fair value as of the acquisition date. Under SFAS No. 141R, all transaction costs are expensed as incurred. SFAS No. 141R rescinds EITF Issue No. 93-7 (“EITF 93-7). Under EITF 93-7, the effect of any subsequent adjustments to uncertain tax positions were generally applied to goodwill, except for post-acquisition interest on uncertain tax positions, which was recognized as an adjustment to income tax expense. Under SFAS No. 141R, all subsequent adjustments to these uncertain tax positions that otherwise would have impacted goodwill will be recognized in the income statement. SFAS No. 141R will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008.

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

In November 2007, the FASB issued SFAS No. 160, Accounting and Reporting of Noncontrolling Interest (“SFAS No. 160”). SFAS No. 160 requires that a noncontrolling interest (previously referred to as a minority interest) be separately reported in the equity section of the consolidated entity’s balance sheet. SFAS No. 160 also established accounting and reporting standards for: (i) ownership interests in subsidiaries held by parties other than the parent, (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest, (iii) changes in a parent’s ownership interest and (iv) the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 is effective for the Company beginning January 1, 2009. The Company is currently evaluating the impact the adoption of SFAS No. 160 will have on its consolidated financial position and results of operations.

In June 2007, the FASB ratified EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires that tax benefits generated by dividends paid during the vesting period on certain equity-classified share-based compensation awards be classified as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards. EITF 06-11 is effective as of January 1, 2008. The Company is currently evaluating the impact the adoption of EITF 06-11 will have on its consolidated financial position and results of operations.

In December 2007, the FASB ratified EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. The EITF concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are to be disclosed along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. This Issue is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The Company is currently evaluating the impact that this pronouncement may have on its consolidated financial position and results of operations.

3. INVESTMENTS

Investments consisted of the following as of:

	December 31, 2007
	Amortized Cost	Unrealized Loss	Estimated Fair Value

Auction-Rate securities	$31,555	$(385)	$31,170
Range notes	5,000	(64)	4,936
Total short-term investments	$36,555	$(449)	$36,106

Auction-Rate securities – long-term	$30,350	$(3,544)	$26,806
Corporate bonds	5,000	—	5,000
Total long-term investments	$35,350	$(3,544)	$31,806

	December 31, 2006
	Amortized Cost	Unrealized Loss	Estimated Fair Value

Auction-Rate securities – short-term	$92,910	$—	$92,910

The net unrealized gains or losses on the ARS are reported as a separate component of shareholders’ equity in other comprehensive income. Additionally, as of February 29, 2008, the unrealized loss increased to approximately $11,852 based on market value. The Company believes that the current decline in the value of its investments is attributable to a variety of factors including changes in interest rates, a short-term disruption in the liquidity of auction-rate securities as well as a decrease in credit quality of certain securities. Since the Company has the ability and intent to hold these investments in auction rate securities until a recovery of its amortized cost, which could be at maturity, and although the credit quality of certain securities has decreased, the securities still maintain a high investment grade, the Company does not consider these investments to be other-than-temporarily impaired. Due to the fact that the Company believes that the liquidity for these ARS is unlikely to be restored in a period less than twelve months from such date, the Company has reclassified $20,350 in ARS from current to non-current assets on its balance sheet.

4. ACCOUNTS RECEIVABLE/DUE TO LICENSORS

Generally, licensing contracts provide for the Company to collect, on behalf of the licensor, royalties from the licensees. The Company records as accounts receivable only its proportionate share of such earned royalties.

Due to licensors represents amounts collected by the Company on behalf of licensors, which are generally payable to such licensors after the close of each calendar quarter. Additionally, accounts receivable include amounts due from customers for advertising revenue earned from airing commercial spots on the 4Kids TV. Accounts receivable related to discontinued operations has been excluded from this footnote and is disclosed in Note 14.

Accounts receivable consisted of the following as of:

	December 31,
	2007	2006
Gross accounts receivable	$23,013	$29,761
Allowance for doubtful accounts	(1,402)	(1,679)
	21,611	28,082
Less: long-term portion	(208)	(138)
	$21,403	$27,944

5. FILM AND TELEVISION COSTS

Film and television costs consisted of the following as of:

	December 31,
	2007	2006
Opening balance	$14,827	$12,208
Additions	7,704	10,660
	22,531	22,868
Amortization	(8,179)	(8,041)
Ending Balance	$14,352	$14,827

Development/Preproduction	$687	$1,317
Production	1,809	4,261
Completed not released	875	2,208
Completed released	10,981	7,041
	$14,352	$14,827

Amortization of capitalized film and television costs were $8,179, $8,041 and $9,790 in 2007, 2006 and 2005, respectively. Based on management’s ultimate revenue estimates as of December 31, 2007, approximately 56% of the total completed and unamortized film and television costs are expected to be amortized during 2008, and over 90% of the total completed and unamortized film and television costs are expected to be amortized during the next three years.

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	December 31,
	2007	2006

Computer equipment and software	$3,476	$2,686
Website development	1,289	—
Machinery and equipment	2,118	1,971
Office furniture and fixtures	1,314	988
Leasehold improvements	3,090	3,013
Office equipment	395	188
	11,682	8,846
Less: accumulated depreciation and amortization	(7,427)	(6,720)
	$4,255	$2,126

7. STOCKHOLDERS’ EQUITY

The Company has stock-based compensation plans for employees and non-employee members of the Board of Directors. The plans provide for discretionary grants of stock options, shares of restricted stock, and other stock-based awards. The plans are administered by the Compensation Committee of the Board of Directors, consisting of non-employee directors.

Effective January 1, 2006, the Company adopted SFAS No. 123-R (revised 2004), Share-Based Payments, utilizing the modified prospective method whereby prior periods are not restated for comparability. SFAS 123-R requires recognition of stock-based compensation expense in the statement of operations over the vesting period based on the fair value of the award at the grant date. Previously, the Company used the intrinsic value method under APB No. 25, Accounting for Stock Issued to Employees (‘‘APB No. 25’’), as amended by related interpretations of the FASB. Under APB No. 25, no compensation cost was recognized for stock options because the quoted market price of the stock at the grant date was equal to the amount per share the employee had to pay to acquire the stock after fulfilling the vesting period. SFAS 123-R supersedes APB No. 25 as well as SFAS 123, Accounting for Stock-Based Compensation, which permitted pro forma footnote disclosures to report the difference between the fair value method and the intrinsic value method. The Company did not grant any stock options during the years ended December 31, 2007 and 2006, and at January 1, 2006, all of the Company’s outstanding options were fully vested. Consequently, the adoption of this pronouncement did not have a material effect on the Company’s consolidated financial position or results of operations.

Stock Options

The following table provides the pro forma effect on net earnings as if the fair-value-based measurement method had been applied to all stock-based compensation for the year ended December 31, 2005:

2005
Net income as reported	$5,069

Deduct stock-based employee compensation
expense determined under fair value based
method for all awards, net of tax	3,619

Pro forma net income	$1,450
Net income per share:
Reported
Basic	$0.39
Diluted	$0.37
Pro forma
Basic	$0.11
Diluted	$0.11

                                                                                    F-15

The Company issued stock option grants for 776 underlying shares at weighted average exercise prices of $19.99 in 2005. The stock option grant has a (i) five year life; (ii) was immediately exercisable with respect to 50 percent of the underlying shares; and (iii) became exercisable with respect to the remaining 50 percent by December 31, 2005.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used for options granted in 2005 included no dividend yield for the period, expected volatility of approximately 38%, a risk-free interest rate of approximately 3.76% and an option duration of 3.6 years. The weighted average fair value of options granted is $6.55 in fiscal year 2005.

The following table summarizes activity under the Company’s stock option plans for the years ended December 31, 2007, 2006, and 2005:

	Shares (In thousands)	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2005	2,396	$14.81
Granted	776	19.99
Exercised	(415)	3.25
Forfeited, cancelled or expired	(75)	25.74

Outstanding at December 31, 2005	2,682	$17.79
Granted	—	—
Exercised	(107)	11.80
Forfeited, cancelled or expired	(294)	19.11

Outstanding at December 31, 2006	2,281	$17.90
Grants	—	—
Exercised	(133)	1.93
Forfeited	(433)	20.67
Outstanding at December 31, 2007	1,715	$18.43	1.8	$1,792

Exercisable at December 31, 2007	1,715	$18.43	1.8	$1,792

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the closing price. As of December 31, 2007, the Company had options outstanding to purchase an aggregate of approximately 526,400 shares with an exercise price below the quoted price of the Company’s stock, resulting in an aggregate intrinsic value of $1,792. During the years ended December 31, 2007 and 2006, the aggregate intrinsic value of options exercised under its stock option plans was $1,328 and $561, respectively, determined as of the date of exercise.

	Options Outstanding			Options Exercisable
Ranges of Exercise Prices	Number Outstanding at 12/31/07 (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable at 12/31/07 (in thousands)	Weighted Average Exercise Price
$ 3.10 - $ 4.66	75	0.9	$3.10	75	$3.10
$ 8.94 - $ 13.41	451	1.2	10.85	451	10.85
$ 13.42 - $ 20.11	140	4.0	20.03	140	20.03
$ 20.12 - $ 30.16	949	1.8	21.45	949	21.45
$ 30.17 - $ 33.28	100	2.0	33.28	100	33.28

Total	1,715	1.8	$18.43	1,715	$18.43

Restricted Stock Awards

The Company granted restricted stock awards of approximately 162,000 shares on May 25, 2007 under its 2006 long-term incentive compensation plan and 145,000 and 4,000 shares on May 23, 2006 and June 15, 2006, respectively, under its 2005 long-term incentive compensation plan. The restricted stock awards were granted to certain employees, including officers and members of the Board of Directors, at grant prices of $16.79, $16.52 and $15.78 (in each case, the average of the high and low stock price from the previous day of trading) for the May 25, 2007, the May 23, 2006 and the June 15, 2006 grants, respectively. The restricted stock awards vest annually over a period of four years from the date of grant with accelerated vesting upon a change of control of the Company (as defined in the applicable plan). During the restriction period, award holders do not have the rights of stockholders and cannot transfer ownership. Additionally, nonvested shares of award holders are subject to forfeiture. These awards are forfeited and revert to the Company in the event of employment termination, except in the case of death, disability, retirement or other specified events.

The following table summarizes restricted stock activity under the Company’s long-term incentive compensation plans for the years ended December 31, 2007 and 2006:

	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2006	—	$—
Granted	149	16.50
Vested	—	—
Forfeited	(11)	16.52

Outstanding at December 31, 2006	138	$16.50
Granted	162	16.79
Vested	(34)	16.49
Forfeited	(12)	16.65
Outstanding at December 31, 2007	254	$16.68

There were unrecognized compensation costs related to unvested restricted stock awards granted under the Company’s 2006 and 2005 long-term incentive compensation plans of approximately $2,232 and $1,289, respectively, for the year ended December 31, 2007, and $0 and $1,936, respectively, for the year ended December 31, 2006. The cost is expected to be recognized over a remaining weighted-average period of 3.4 and 2.4 years under the 2006 and 2005 plans, respectively. There were approximately 34,000 shares of restricted stock that vested during the year ended December 31, 2007.

Availability for Future Issuance - As of the year ended December 31, 2007, (i) options to purchase approximately 773,000 shares of the Company’s common stock were available for future issuance under the Company’s stock option plans and (ii) options to purchase a maximum of approximately 845,000 shares of the Company’s common stock were available for future issuance under the Company’s long-term incentive compensation plans, reduced by four shares for each share of restricted stock awarded under the 2006 and 2005 plans, for which an aggregate of 45,000 shares were available for issuance as options and reduced by two shares for each share of restricted stock awarded under the 2007 plan for which 800,000 shares were available for issuance as options. Additionally, approximately 8,205 shares of restricted stock, repurchased in May 2007 to discharge withholding tax obligations upon the vesting of certain employees’ restricted shares, were also available for issuance under the 2005 plan.

8. REVENUES/MAJOR CUSTOMERS

Net revenues included in the accompanying consolidated statements of operations are net of licensor participations of $29,150, $36,085, and $54,492 in 2007, 2006 and 2005, respectively. The percentages of revenue from major Properties and customers/licensees are as follows:

	December 31,
	2007	2006	2005
Percentage of revenue derived from major Properties (revenue in excess of 10 percent of total revenue)	45%	37%	42%
Number of major Properties	3	2	2

Percentage of revenue derived from major customers/licensees (revenue in excess of 10 percent of total revenue)	26%	15%	16%
Number of major customers/licensees	2	1	1

Three Properties, “Yu-Gi-Oh!”, “Teenage Mutant Ninja Turtles” and “Viva Piñata” represented 45% of consolidated net revenues for fiscal 2007. Two properties, “Yu-Gi-Oh!” and “Teenage Mutant Ninja Turtles” represented 37% and 42% of consolidated net revenues for fiscal 2006 and 2005, respectively. Two licensees, Microsoft Corporation and Konami Corporation, represented 26% of consolidated net revenues for fiscal 2007. One licensee, Konami, represented 15% and 16% of consolidated net revenues for fiscal 2006 and 2005, respectively. As of December 31, 2007 and 2006, accounts receivable due from these major customers/licensees discussed above represented 29% and 8% of the Company’s gross accounts receivable, respectively.

9. INCOME TAXES

The Company adopted the provisions of FIN 48, effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of this interpretation did not have a material effect on the Company’s consolidated financial position or results of operations.

The Company and its wholly-owned subsidiaries file income tax returns in the United States and in the United Kingdom. The Company is no longer subject to examinations by income tax authorities in most jurisdictions for years prior to 2003.

The provision for (benefit from) income taxes consisted of the following:

	Years Ended December 31,
	2007	2006	2005

Current tax (benefit):
Federal	$—	$(3,037)	$925
State and local	—	114	438
Foreign	—	(40)	436
	$—	$(2,963)	$1,799
Deferred tax (benefit):
Federal	1,956	(461)	(29)
State and local	455	(81)	(11)
Foreign	25	(1)	3
	2,436	(543)	(37)

Provision for (benefit from) income taxes	$2,436	$(3,506)	$1,762

The domestic and foreign components of pre-tax (loss) income are as follows:

	Years Ended December 31,
	2007	2006	2005

Domestic	$(18,974)	(4,767)	3,848
Foreign	(1,514)	(226)	943
Pre-tax (loss) income	$(20,488)	(4,993)	4,791

	2007	% of Pretax	2006	% of Pretax	2005	% of Pretax

Tax at Federal statutory rate	$(7,171)	(35.0)%	$(1,698)	(34.0)%	$1,629	34.0%
Increase (decrease) in: Valuation allowances	11,912	58.1	—	—	—	—
Permanent differences	(708)	(3.5)	(1,263)	(25.3)	—	—
State and local taxes - net	(1,827)	(8.9)	(207)	(4.1)	345	7.2
Other - net	230	1.2	(338)	(6.8)	(212)	(4.5)
Income tax provision (benefit)	$2,436	11.9%	$(3,506)	(70.2)%	$1,762	36.7%

The components of the net deferred tax assets (liabilities) are as follows:

	December 31,
	2007	2006
Deferred Tax Assets:
Film and television costs	$654	$434
Accounts receivable allowances	337	681
Foreign tax credits	186	94
Loss carryforwards	9,749	584
Restricted stock	269	135
Contributions	172	89
Deferred rent	306	355
Property and equipment	758	707
Gross deferred tax assets	$12,431	$3,079

Deferred Tax Liability:
Accrued minimum guarantees	$(519)	$(639)
Gross deferred tax liability	$(519)	$(639)

Valuation allowance	$(11,912)	$—

Net deferred tax asset	$—	$2,440
Amounts recognized in the Consolidated Balance
Sheets consist of:
Deferred tax asset – current	$—	$707
Deferred tax asset – non-current	—	1,733
Net deferred tax asset	$—	$2,440

A reconciliation of activity for the Company’s deferred tax asset valuation allowance is provided as follows:

	Years Ended December 31,
	2007	2006	2005

Beginning balance	$—	$—	$—
Provision for (benefit from) income taxes	—	—	—
Charged to deferred tax assets	11,912	—	—
	$11,912	$—	$—

The expiration terms and amounts for which an allowance has been provided with respect to the loss and credit carryforwards reflected in the gross deferred tax assets above are comprised as follows:

Loss Carryforwards	Expiration	Gross Amount	Allowance

Federal	2027	$22,104	$22,104
State and local	2016-2027	32,963	32,963
Foreign	Indefinite	1,387	1,387

Credit Carryforwards

Foreign tax	2011-2012	$186	$186

The Company records taxes on undistributed earnings of subsidiaries to the extent such earnings are planned to be remitted and not permanently reinvested. The undistributed earnings of subsidiaries on which no provision for foreign withholding or U.S. income taxes has been made amounted to $253 and $380 at December 31, 2007 and 2006, respectively. U.S. and foreign income taxes that would be payable if such earnings were distributed may be lower than the amount computed at the U.S. statutory rate because of the availability of tax credits.

Income tax benefits related to the exercise of stock options reduced current taxes payable and increased additional paid-in capital by $0, $188, and $2,002 in 2007, 2006 and 2005, respectively.

10. EARNINGS PER SHARE

The Company applies SFAS No. 128, Earnings per Share, which requires the computation and presentation of earnings per share (“EPS”) to include basic and diluted EPS. Basic EPS is computed based solely on the weighted average number of common shares outstanding during the period. Diluted EPS reflects all potential dilution of common stock. The following table reconciles Basic EPS with Diluted EPS for the three years ended December 31, 2007, 2006 and 2005.

	Net Loss	Year Ended 2007 Weighted Average Shares	Per Share
Basic loss per share –Loss available to common shareholders	$(23,326)	13,209,495	$(1.77)

Effect dilutive security – Stock options	—	—	—

Diluted loss per share	$(23,326)	13,209,495	$(1.77)

	Net Loss	Year Ended 2006 Weighted Average Shares	Per Share
Basic loss per share –Loss available to common shareholders	$(1,006)	13,104,051	$(0.08)

Effect dilutive security – Stock options	—	—	—

Diluted loss per share	$(1,006)	13,104,051	$(0.08)

	Net Income	Year Ended 2005 Weighted Average Shares	Per Share
Basic loss per share – Income available to common shareholders	$5,069	13,115,687	$0.39

Effect dilutive security – Stock options	—	421,143	(0.02)

Diluted income per share	$5,069	13,536,830	$$0.37

F-20

For the years ended December 31, 2007, 2006 and 2005, 1,189,000, 1,620,850 and 1,914,600 shares, respectively, attributable to the exercise of outstanding options, were excluded from the calculation of diluted EPS because the effect was antidilutive.

11. DEFINED CONTRIBUTION PLAN

The Company participates in a 401(k) plan covering substantially all employees. Benefits vest based on number of years of service. The Company’s policy is to match 25% of the first 6% of the covered employee’s annual salary, as defined by the plan. Contributions to the plan by the Company amounted to $170, $167 and $201 for the years ended December 31, 2007, 2006 and 2005, respectively.

12. COMMITMENTS AND CONTINGENCIES

a.

Bonus Plan – Bonuses are eligible to key officers and employees in an amount, if any, to be determined in the sole discretion of the Compensation Committee of the Board of Directors in consultation with the CEO of 4Kids. For 2007, 2006 and 2005, the Compensation Committee of the Board of Directors awarded the Chairman and CEO of the Company approximately $0, $225, and $0, respectively. An additional amount of approximately $0, $400, and $1,075 was awarded but not yet paid to employees at December 31, 2007, 2006 and 2005, respectively.

b.

Leases - The Company leases certain office, administration and production facilities. Commitments for minimum rentals, not including common charges, under non-cancelable leases at the end of 2007 are as follows:

Year Ending December 31,	Amount
2008	$2,706
2009	2,442
2010	1,871
2011	1,075
2012	971
2013 and after	5,286
Total	$14,351

On February 18, 2008, the Company signed a lease for additional office space in the San Diego, California with aggregate rental payments of $620 for the duration of the lease which has not been included in the table above. Rent expense for all operating leases charged against earnings amounted to $2,365, $1,843, and $1,908 in 2007, 2006 and 2005, respectively.

c.

Litigation - The Company, from time to time, is involved in litigation arising in the ordinary course of its business. The Company does not believe that such litigation to which the Company or any subsidiary of the Company is a party or of which any of their Properties is the subject will, individually or in the aggregate, have a material adverse affect on the Company’s financial position or the results of its operations.

d.

Employment Contracts - The Company has employment agreements and arrangements with its executive officers and certain management personnel. The agreements generally continue until terminated by the executive or the Company, and provide for severance payments under certain circumstances. The majority of the agreements and arrangements provide the employees with certain additional rights after a change of control (as defined in such agreements) of the Company occurs. The agreements include a covenant against competition with the Company which extends for a period of time after termination for any reason. As of December 31, 2007, if all of the employees under contract were terminated by the Company without good cause or following a change of control, under these contracts, the Company’s liability would be approximately $12,912 or $9,842, respectively. These employment agreements provide for an aggregate minimum annual base compensation of $5,672 expiring on various dates through 2012.

e.

Deferred Revenue - Music Publishing - In July 2002, 4Kids Music granted a right to receive a 50% interest in the Company’s net share of the music revenues from currently existing music produced by the Company for its television programs (“Current Music Assets”) to an unaffiliated third party in an arms length transaction for $3,000 (the “Music Agreement”). Further, the Company agreed to grant a right to receive a 50% interest in the Company’s net share of music revenues from future music to be produced by the Company for its television programs (“Future Music Assets”) to the same third party for $2,000. In consideration of the grant of Future Music Assets, the Company received $750 in June 2003, $750 in June 2004 and $500 in June 2005.

The Company has deferred all amounts received under the contract, and recognizes revenue as the Current Music Assets and Future Music Assets generate revenue over the contract term. The Company expects and continues to produce additional new music which, based on the success of the administrative service, continues to supply the unaffiliated third party with this content. Since the Company continues to deliver more than the amount of music required to be delivered under the Music Agreement, there is no way to appropriately record the fair value of the future amounts to be delivered. Based on EITF 00-21, the Company’s inability to fair value the future portion of the music deliverables results in the entire amount to be recorded as deferred revenue. The most appropriate and systematic method of accounting for this revenue relating to the deferred portion would be to reduce this deferred amount dollar for dollar based on the actual music earnings of the Company.  Pursuant to the above, the Company recognized revenues of $461 and $665 for the years ended December 31, 2007 and 2006, respectively. The Company has included $1,994 and $2,455 as deferred revenue on the accompanying consolidated balance sheets as of December 31, 2007 and 2006, respectively.

Home Video – At various dates since May 2002, 4Kids Home Video, entered into various agreements with an unaffiliated third party home video distributor (the “Video Distributor”), pursuant to which 4Kids Home Video provides ongoing advertising, marketing and promotional services with respect to certain home video titles, that are owned or controlled by the Company and which are distributed by the Video Distributor. The Video Distributor has paid the Company advances of $4,119 against 4Kids Home Video’s share of the distribution and service fee proceeds to be realized by 4Kids Home Video from such titles. Pursuant to the above, the Company recognized revenue of $122 and $220 for the years ended December 31, 2007 and 2006, respectively. The Company has included $419 and $541 as deferred revenue on the accompanying consolidated balance sheets as of December 31, 2007 and 2006, respectively.

Other Agreements - In addition, the Company entered into other agreements for various Properties and advertising time on the 4Kids TV in which the Company has received certain advances and/or minimum guarantees. Accordingly, as of December 31, 2007 and 2006 the unearned portion of these advances and guaranteed payments were $571 and $2,018, respectively, and are included in deferred revenue on the accompanying consolidated balance sheets.

f.         Broadcast Agreements - In January 2002, the Company entered into a multi-year agreement with Fox to lease Fox’s Saturday morning programming block (“4Kids TV”) which airs principally on Saturday mornings from 8am to 12pm eastern/pacific time (7am to 11am central time). The Company provides substantially all programming content to be broadcast on 4Kids TV and retains all of the revenue from network advertising sales for the four-hour time period. 4Kids Ad Sales manages and accounts for the ad revenue and costs associated with 4Kids TV.

In March 2006, the Fox agreement was extended for two broadcast years through the 2007-2008 broadcast season. As of December 31, 2007, no amounts remain to be paid for the 2006-2007 broadcast season under the amended agreement. The broadcast fee for each of the 2006-2007 and 2007-2008 broadcast seasons is $20,000 as compared to the $25,312 paid for each broadcast year during the initial term of the multi-year agreement. The fee is payable in quarterly installments of $5,000 each year beginning in October 2006. Fox has exercised its option to extend this agreement through its 2008-2009 broadcast season under the same terms and conditions as in effect for the 2007-2008 broadcast season.

The costs of 4Kids TV is capitalized and amortized over each broadcast year based on estimated advertising revenue for the related broadcast year. The Company recorded amortization expenses of $21,472, $22,462, and $26,408 for the years ended December 31, 2007, 2006 and 2005, respectively. During the year ended December 31, 2007, the Company paid Fox and certain Fox affiliates $15,525 and $5,263, attributable to the 2006-2007 and 2007-2008 broadcast seasons fees, respectively, and during calendar year 2006, the Company paid Fox and certain Fox affiliates $7,058 and $5,491, attributable to the 2005-2006 and 2006-2007 broadcast seasons fees, respectively. As of December 31, 2007 and 2006, there was no unamortized portion of these fees included in “Prepaid 4Kids TV broadcast fee” on the accompanying consolidated balance sheets.

F-22

As of December 31, 2007, the minimum guaranteed payment obligations under the 4Kids TV Broadcast Agreement are as follows:

Year Ending December 31,	Amount
2008	$20,000
2009	15,000
Total	$35,000

On October 1, 2007, the Company and The CW entered into the CW Agreement, under which The CW granted to the Company the exclusive right to program The CW's Saturday morning children's programming block that is broadcast in most markets between 7am and 12pm for an initial term of five years beginning with The CW's 2008-2009 broadcast season.

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

As of December 31, 2007, the minimum guaranteed payment obligations under the CW Agreement are as follows:

Year Ending December 31,	Amount
2008	$6,750
2009	15,000
2010	15,000
2011	15,000
2012	15,000
2013	8,250
Total	$75,000

The Company’s ability to recover the cost of its fee payable to Fox and the minimum guarantee due to The CW will depend on the popularity of the television programs the Company broadcasts on 4Kids TV and The CW Kids Block and the general market demand and pricing of advertising time for Saturday morning children’s broadcast television. The popularity of such programs, broadcast by the Company on 4Kids TV and beginning in September 2008 on The CW Kids Block, impacts audience levels and the level of the network advertising rates that the Company can charge. Additionally, the success of the merchandise licensing programs and home video sales based on such television programs broadcast on 4Kids TV and The CW Kids Block is dependent on consumer acceptance of such television programs. If the Company estimates that it will be unable to generate sufficient future revenue from advertising sales, home video sales and merchandising licensing at levels to cover the cost of its contractual obligation to Fox and/or The CW, the Company would record a charge to earnings to reflect an expected loss on the Fox and The CW agreements in the period in which the factors negatively affecting the recoverability of the fee payable become known. The Company will be required to make certain assumptions and estimates about future events such as advertising rates and audience viewing levels in evaluating its ability to recover the cost of the broadcast fees. Such estimates and assumptions are subject to market forces and factors beyond the control of the Company and are inherently subject to change. There can be no assurance that the Company will be able to recover the full cost of the broadcast fees and in the event it cannot, it would record the resulting charge to earnings to reflect an expected loss on the broadcast fee, which could be significant.

In addition to the broadcast fee and minimum guarantee paid to Fox and to be paid to The CW, commencing with the 2008-2009 broadcast season, respectively, the Company incurs additional costs to program each broadcast block and sell the related network advertising time. These costs include direct programming costs to acquire, adapt and deliver programming for the broadcast during the weekly broadcast blocks, as well as additional indirect expenses of advertising sales, promotion and administration.

g.

Contractual Arrangements - During the normal course of business, the Company may enter into various agreements with third parties to license, acquire, distribute, broadcast, develop and/or promote Properties. The terms of these agreements will vary based on the services and/or Properties included within the agreement, as well as, geographic restrictions, duration, property and exploitation condition and results of operation.

h.

Stock Purchases - In May 2007, 8,205 shares of restricted stock at an average price of $17.13 per share were repurchased to discharge withholding tax obligations upon the vesting of certain employees’ restricted stock awards. Additionally, in December 2007, the Board of Directors authorized the Company to purchase up to 1,000,000 shares of the Company’s common stock from time to time through December 31, 2008 in the open market or through negotiated prices. The Company purchased 9,400 shares at an average price of $12.09 per share in December 2007 under this authorization. As of March 14, 2008, 174,384 shares of the Company’s common stock were subsequently purchased by the Company under this authorization at an average price of $11.93 per share.

13. MINORITY INTEREST

a) TC Digital Games LLC - On December 11, 2006, 4Kids Digital and CUSA LLC entered into the TCD Agreement with respect to the operation of TC Digital as a joint venture, with 4Kids Digital owning 53% of TC Digital’s membership interests and CUSA LLC owning 47% of TC Digital’s membership interests. On December 18, 2007, 4Kids Digital purchased an additional 2% membership interest in TC Digital from CUSA for approximately $200, increasing 4Kids Digital’s ownership percentage to 55%. The consideration for the purchase of this additional membership interest was paid through the settlement of capital contributions required to be made by CUSA to TC Websites under the TCW Agreement. TC Digital is treated as a consolidated subsidiary of the Company as a result of its majority ownership and its right to break any dead-locks within the TC Digital Management Committee.

Minority interest of membership units in TC Digital represents the minority members’ proportionate share of the equity in the entity. Income is allocated to the membership units minority interest based on the ownership percentage throughout the year. At December 31, 2006, the limited partner held 47% of the common units of the entity. At December 18, 2007, the minority members’ proportionate share of the equity in the entity decreased by 2% to 45%. The following table summarizes the membership units minority interest loss:

	Year Ended December 31, 2007			Year Ended December 31,
	Jan 1st – Dec 17th	Dec 18th – Dec 31st	Total	2006
TC Digital net loss before common units minority interest	$(4,055)	$(497)	$(4,552)	$(546)
Minority interest percentage	47%	45%	* %	47%
Minority interest loss allocation	(1,906)	(224)	(2,130)	(257)
Less: Minority interest allocation related to discontinued operations			—	—
Total allocation of minority interest loss to continuing operations			(2,130)	(257)
Less: Minority member capital contribution – net of tax of $0 and $30, respectively			—	39
Loss in excess of minority interest absorbed by 4Kids Digital			$(2,130)	$(218)
*Percentage is a blended rate representing the entire year

b) TC Websites LLC - Under the terms of the TCW Agreement, 4Kids Websites and CUSA are each entitled to elect two managers to TC Websites’ Management Committee. On December 18, 2007, 4Kids Websites entered into an agreement with CUSA and TC Websites pursuant to which 4Kids acquired an additional 5% ownership interest in TC Websites from CUSA for approximately $650 and the TCW Agreement was amended to provide 4Kids Websites with the right to break any deadlocks on TC Websites' Management Committee with respect to operational matters. The consideration for the purchase of this additional membership interest was paid through the settlement of certain capital contributions required to be made by CUSA to TC Websites under the TCW Agreement.

While the Company maintained a 50% ownership interest in TC Websites and did not control, but had significant influence, over such entity, the Company’s investment in TC Websites was accounted for using the equity method. As permitted by Accounting Research Bulletin No. 51, Consolidated Financial Statements, due to the increased membership interest and the additional operational control, TC Websites’ financial statements are now included in the Company’s 2007 consolidated financial statements as though it has been acquired by the Company at the beginning of such year end, and accordingly, revenues and expenses are included for the year ended December 31, 2007. A pre-acquisition loss of $498 resulting from the 2006 net loss was recorded and shown as a separate deduction on the Company’s statement of operations.

At December 18, 2007, the minority members’ proportionate share of the equity in the entity decreased by 5% to 45%. The following table summarizes the membership units minority interest loss:

	Year Ended December 31, 2007			Year Ended December 31,
	Jan 1st – Dec 17th	Dec 18th – Dec 31st	Total	2006
TC Websites net loss before common units minority interest	$(3,916)	$(213)	$(4,129)	$(996)
Minority interest percentage	50%	45%	* %	50%
Minority interest loss allocation	(1,958)	(96)	(2,054)	(498)
Less: Minority interest allocation related to discontinued operations			—	—
Total allocation of minority interest loss to continuing operations			(2,054)	(498)
Less: Minority member capital contribution			96	—
Loss in excess of minority interest absorbed by 4Kids Websites			$(1,958)	$(498)
*Percentage is a blended rate representing the entire year

14.	DISCONTINUED OPERATION

In June 2006, the Company announced that the business of its media buying subsidiary, Summit Media, would be terminated effective June 30, 2006. The results of operations for Summit Media are reported as a discontinued operation for the periods ended December 31, 2007, 2006 and 2005, and accordingly, the accompanying consolidated financial statements have been reclassified separately to report the assets, liabilities and operating results of this business.

The following are the summarized results of discontinued operations for the media buying business:

	December 31, 2007
	2007	2006	2005
Net revenues	$—	$2,852	$6,055
Income before income taxes	—	1,181	3,454
Provision for income taxes	—	459	1,414
Income from discontinued operations	$—	$722	$2,040

Under the terms of the Settlement Agreement entered into by Summit Media with The Beacon Media Group LLC (“Beacon”), Sheldon Hirsch, Tom Horner and Paul Caldera (the “Beacon Defendants”) on June 19, 2006, relating to the lawsuit filed by Summit Media in Supreme Court, New York County against Beacon and the Beacon Defendants, Summit Media will receive $2,000, in regularly scheduled payments through 2010, in exchange for Summit Media’s discontinuation of the lawsuit. The Company has included approximately $1,800 in net revenues for the year ended December 31, 2006, relating to this agreement. Through December 31, 2007, the Company had received $500 of the scheduled payments related to the lawsuit.

The major classes of assets and liabilities of the discontinued operation in the balance sheet are as follows:

	December 31,	December 31,
	2007	2006
Accounts receivable	$—	$24
Prepaid expense and other current assets	372	302
Current assets from discontinued operations	372	326

Other receivable – noncurrent	926	1,333

Noncurrent assets from discontinued operations	926	1,333

Media payable	—	—
Accounts payable and accrued expenses	—	20
Current liabilities from discontinued operations	$—	$20

15. RELATED PARTY TRANSACTIONS

National Law Enforcement and Firefighters Children’s Foundation - The Company’s Chairman and Chief Executive Officer is the founder and President of The National Law Enforcement and Firefighters Children’s Foundation (the “Foundation”). The Foundation is a not-for-profit organization dedicated to helping the children of law enforcement and firefighting personnel and working with law enforcement and firefighting organizations to provide all children with valuable social and life skill programs. During the years ended December 31, 2007, 2006 and 2005, the Company contributed approximately $120, $105, and $125, respectively, to the Foundation.

Chaotic USA Entertainment Group, Inc. (“CUSA”) - On December 11, 2006, 4Kids Digital and CUSA LLC, entered into the TCD Agreement with respect to the operation of TC Digital as a joint venture, with 4Kids Digital owning 53% of TC Digital’s membership interests and CUSA LLC owning 47% of TC Digital’s membership interests. On December 18, 2007, 4Kids Digital purchased an additional 2% membership interest in TC Digital from CUSA LLC increasing 4Kids Digital’s ownership percentage to 55%. TC Digital is treated as a consolidated subsidiary of the Company as a result of its majority ownership in TC Digital and its right to break any dead-locks within the TC Digital Management Committee. Bryan Gannon (“Gannon”), President and Chief Executive Officer of CUSA and John Milito (“Milito”), Executive Vice President and Chief Operating Officer of CUSA, each own an interest of approximately 32% in CUSA. Additionally, on December 11, 2006, Gannon and Milito became officers of TC Digital.

As of December 31, 2007, the Company has entered into the following transactions with CUSA and CUSA LLC, or parties related to Gannon and Milito that are summarized below:

°

Employment Agreements – On December 11, 2006, TC Digital entered into employment agreements through December 31, 2009, with Bryan Gannon, to serve as its President and Chief Executive Officer and John Milito, to serve as its Executive Vice President. Under the terms of the employment agreements, each of Gannon and Milito will receive an annual base salary of $350 with a one-time signing bonus of $125 and are eligible to receive additional bonuses at the sole discretion of TC Digital’s Management Committee, on which they serve with minority voting rights. Gannon and Milito are each entitled to receive a minimum bonus of $100 and $200 in 2007 and 2008, respectively, if TC Digital attains 60% of the projected revenues for those years approved by TC Digital’s Management Committee. As of December 31, 2007, no bonus had been earned under the employment agreements.

°

Chaotic Property Representation Agreement – On December 11, 2006, 4Kids Licensing, CUSA and Apex Marketing, Inc. (“Apex”), a corporation in which Gannon holds 60% of the outstanding capital stock and Milito owns 39% of the outstanding capital stock, entered into an amended and restated Chaotic property representation agreement (“CPRA”) replacing the original Chaotic property representation agreement entered into by the parties in April 2005. Under the terms of the CPRA, 4Kids Licensing is granted exclusive television broadcast and production, merchandising licensing, and home video rights to the “Chaotic” Property worldwide in perpetuity, subject to certain limited exceptions. Under the terms of the CPRA, all “Chaotic” related income less approved merchandising and other expenses shall be distributed 50% to the Company and 50% to CUSA and Apex, excluding trading card royalties which are distributed 55% to 4Kids Digital and 45% to CUSA LLC based on the additional 2% interest purchased on December 18, 2007. Additionally, all approved production expenses for television episodes based on the “Chaotic” property are allocated 50% to 4Kids Licensing and 50% to CUSA and Apex. As of December 31, 2007, there were approximately $4,265 of production and merchandising expenses owed to 4Kids Licensing by CUSA and Apex, collectively.

°

Patent License Agreements – On December 11, 2006, TC Digital and TC Websites each entered into an agreement (the “Patent License Agreements”) with Cornerstone Patent Technologies, LLC (“Cornerstone”), a limited liability company, in which Gannon and Milito both hold a 25% membership interest. Pursuant to the Patent License Agreements, TC Digital and TC Websites obtained exclusive licenses (subject to certain exceptions) to use certain patent rights in connection with “Chaotic” and other trading card games which are uploaded to websites owned and operated by the combined entities. Additionally, each of TC Digital and TC Websites agreed to pay Cornerstone a royalty of 1.5% of the Manufacturers Suggested Retail Price for the sale of trading cards which amounted to $20 and $20, respectively, during 2007. On September 10, 2007, the Company purchased a 25% interest in such patents from Cornerstone for $750. During 2007, the Company earned royalties of $39 related to its portion of the patent. Included in this amount was $14 relating to the sales of “Chaotic” trading cards which is eliminated in the Company’s consolidated financial statements.

°

TCD Agreement – Under the terms of the TCD Agreement, TC Digital is obligated to pay the following fees and/or royalties to: (i) 4Kids Digital equal to 3% of TC Digital’s gross revenues up to $350 per year for management services performed; (ii) 4Kids Digital and CUSA equal to 3% of net sales of each pack of trading cards sold; (iii) Dracco Company Ltd. (“Dracco”) equal to (x) 4% of the net sales of “Chaotic” trading cards and (y) an additional 1% of net sales of “Chaotic” trading cards above $50 million during a calendar year; and (iv) the Company equal to 6% of the net sales of “Chaotic” trading cards. The Company acquired its rights to receive royalties of 6% in respect to net sales of “Chaotic” trading cards under the TCD Agreement through purchases from Dracco of a 5% royalty stream on October 17, 2007 and 1% royalty stream, previously allocated to CUSA from Dracco, on December 18, 2007 in exchange for one-time payments of $2,250 and $450, respectively. The consideration for the purchase of the 1% royalty stream for $450 was satisfied through the settlement of certain capital contributions required to be made by CUSA to TC Websites under the TCW Agreement.

4Kids Digital is required under the terms of the TCD Agreement and the related loan and line of credit agreements to provide loans to TC Digital from time to time in an aggregate amount up to $8,000 with a maturity date of December 31, 2010 and an interest rate of 12%. Any transaction resulting in the sale of more than 50% of TC Digital’s membership interests or in the sale of all or substantially all of TC Digital’s assets occurring while there is no debt owed from TC Digital to 4Kids Digital under the loan and line of credit or occurring prior to August 31, 2009 requires the consent of members of TC Digital holding two-thirds of its membership interests (as opposed to a majority of its membership interests). During 2007, the Company and CUSA earned royalties of $74 and $25 relating to the sales of “Chaotic” trading cards under the TCD agreement, respectively. The Company’s portion of royalties, as well as the 3% management fee was eliminated in its consolidated financial statements.

°

Chaotic Merchandise License Agreement – On December 11, 2006, 4Kids Licensing, CUSA and TC Digital entered into a merchandise licensing agreement pursuant to which 4Kids Licensing and CUSA granted TC Digital exclusive rights to manufacture, produce and license “Chaotic” trading cards and related accessories through December 31, 2016. Under the terms of the agreement, TC Digital is obligated to pay a royalty on trading cards and all related accessories equal to (i) 4% of net sales to 4Kids Licensing while any amounts are outstanding to 4Kids Digital under the loan agreement or line of credit agreement or (ii) 8% of net sales of such cards and accessories, 55% of which will be paid to 4Kids Licensing and 45% of which will be paid to CUSA LLC based on the additional 2% interest purchased on December 18, 2007. During 2007, no royalties had been earned under this agreement.

°

Operating Agreement of TC Websites LLC – On December 11, 2006, 4Kids Websites entered into the TCW agreement with CUSA to purchase a 50% membership interest in TC Websites, which was amended on December 18, 2007 in connection with 4Kids Websites’ acquisition of an additional 5% ownership interest in TC Websites from CUSA. Under the terms of the TCW Agreement, TC Websites is obligated to pay fees to: (i) 4Kids Websites equal to 3% of gross revenues of TC Websites with a minimum fee of $100 and a maximum fee of $200 per year for management services; (ii) Gannon equal to $100 for services as a senior executive; and (iii) Milito equal to $100 for services as a senior executive. Each member of TC Websites is obligated to make capital contributions on a pro-rata basis to the extent determined by its Management Committee to be necessary to fund the operation of the Website. Any transaction resulting in the sale of more than 50% of TC Websites’ membership interests or in the sale of all or substantially all of TC Digital’s assets requires the consent of members of TC Websites holding two-thirds of its membership interests (as opposed to a majority of its membership interests).

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

16. RIGHTS AGREEMENT

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

17. SEGMENT AND RELATED INFORMATION

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

	Licensing	Advertising Media and Broadcast	TV and Film Production/ Distribution	Trading Card and Game Distribution	Total
2007:
Net revenues from external customers	$22,561	$16,296	$15,976	$776	$55,609
Amortization of television and film costs	—	—	8,179	—	8,179
Amortization of 4Kids TV broadcast fee	—	21,472	—	—	21,472
Segment profit (loss)	9,321	(15,168)	(5,069)	(9,572)	(20,488)
Segment assets	102,041	9,272	25,411	14,355	151,079
Interest income	5,049	73	159	—	5,281

2006:
Net revenues from external customers	$31,677	$16,153	$23,951	$—	$71,781
Amortization of television and film costs	—	—	8,041	—	8,041
Amortization of 4Kids TV broadcast fee	—	22,462	—	—	22,462
Segment profit (loss)	11,475	(14,805)	(1,092)	(571)	(4,993)
Segment assets	140,771	9,493	28,595	2,536	181,395
Interest income	4,086	40	17	—	4,143

2005:
Net revenues from external customers	$37,616	$18,660	$24,331	$—	$80,607
Amortization of television and film costs	—	—	9,790	—	9,790
Amortization of 4Kids TV broadcast fee	—	26,408	—	—	26,408
Segment profit (loss)	20,912	(16,041)	(80)	—	4,791
Segment assets	137,384	22,266	24,288	—	183,938
Interest income	2,724	108	2	—	2,834

Net revenues from external customers and segment profit from discontinued operations have been excluded from the Advertising, Media and Broadcast segment and are disclosed in Notes 14. Conversely, discontinued operations relating to segment assets have been included in segment reporting.

Additionally, through the Company’s London office and network of international subagents, which allow it to license its Properties throughout the world, the Company recognized net revenues from international sources primarily in Europe, of $7,374, $11,357 and $10,943 for the years ended 2007, 2006 and 2005, respectively. At December 31, 2007 and 2006, net assets of the Company’s London office were $6,600 and $7,606, respectively.

18. SUMMARIZED QUARTERLY DATA (UNAUDITED)

Following is a summary of the quarterly results of operations for the years ended December 31, 2007 and 2006:

	Fiscal Quarters
2007	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Revenues	$14,931	$12,009	$12,183	$16,486

Loss from operations	$(1,918)	$(5,224)	$(6,814)	$(11,813)
Loss from continuing operations	$(205)	$(2,213)	$(4,150)	$(16,758)
Loss from discontinued operations	—	—	—	—

Net loss	$(205)	$(2,213)	$(4,150)	$(16,758)

Loss per common share:
Basic:
Continuing operations	$(0.02)	$(0.17)	$(0.31)	$(1.26)
Discontinued operations	—	—	—	—

Loss per common share	$(0.02)	$(0.17)	$(0.31)	$(1.26)

Diluted:
Continuing operations	$(0.02)	$(0.17)	$(0.31)	$(1.26)
Discontinued operations	—	—	—	—

Loss per common share	$(0.02)	$(0.17)	$(0.31)	$(1.26)

	Fiscal Quarters
2006	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Revenues	$19,253	$16,672	$17,562	$18,294

Income (loss) from operations	$1,646	$(3,013)	$(2,190)	$(5,579)
Income (loss) from continuing operations	$1,628	$(622)	$(231)	$(2,503)
(Loss) income from discontinued operations	(80)	656	(34)	180

Net income (loss)	$1,548	$34	$(265)	$(2,323)

Earnings (loss) per common share:
Basic:
Continuing operations	$0.12	$(0.05)	$(0.02)	$(0.19)
Discontinued operations	—	0.05	—	0.01

Earnings (loss) per common share	$0.12	$0.00	$(0.02)	$(0.18)
Diluted:
Continuing operations	$0.12	$(0.05)	$(0.02)	$(0.19)
Discontinued operations	—	0.05	—	0.01

Earnings (loss) per common share	$0.12	$0.00	$(0.02)	$(0.18)

Quarterly amounts for earnings (loss) per share may not agree to annual amount due to rounding.

******