Form 10-Q
period 2008-03-31
4 KIDS ENTERTAINMENT INC
filed 2008-05-12
CIK 58592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

      As of May 9, 2008, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 13,096,723.

4Kids Entertainment,  Inc. and Subsidiaries

Table of Contents

		Page #
Part I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of March 31, 2008 (Unaudited) and December 31, 2007	2
	Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2008 and 2007	3
	Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the three months ended March 31, 2008 (Unaudited) and the year ended December 31, 2007	4
	Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2008 and 2007	5
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31
Item 4.	Controls and Procedures	32
Part II—OTHER INFORMATION
Item 1.	Legal Proceedings	32
Item 1A	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 6.	Exhibits	33
Signatures		34

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2008 and DECEMBER 31, 2007

(In thousands of dollars, except share data)

ASSETS:	2008		2007
Current assets:	(Unaudited	)
Cash and cash equivalents	$32,870		$24,872
Investments	25,005		36,106
Total cash, cash equivalents and investments	57,875		60,978

Accounts receivable - net	18,429		21,403
Inventories	250		611
Prepaid income taxes	872		1,159
Prepaid expenses and other current assets	1,871		2,985
Current assets from discontinued operations	823		372
Total current assets	80,120		87,508

Property and equipment - net	4,236		4,255
Long-term investments	18,695		31,806
Accounts receivable - non-current, net	319		208
Film and television costs - net	14,276		14,352
Non-current assets from discontinued operations	475		926
Other assets - net (includes related party amounts of $4,914 and $4,265, respectively)	14,210		12,024
Total assets	$132,331		$151,079

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Due to licensors	$5,131		$4,420
Accounts payable and accrued expenses	14,408		14,969
Deferred revenue	2,450		2,984
Total current liabilities	21,989		22,373
Deferred rent	578		618
Total liabilities	22,567		22,991

Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $.01 par value - authorized, 3,000,000 shares; none issued	—		—
Common stock, $.01 par value - authorized, 40,000,000 shares; issued, 15,099,812 and 15,099,812 shares; outstanding 13,096,723 and 13,332,207 shares in 2008 and 2007, respectively	151		151
Additional paid-in capital	63,679		63,679
Accumulated other comprehensive loss	(11,745)		(2,562)
Retained earnings	93,924		100,323
	146,009		161,591
Less cost of 2,003,089 and 1,767,605 treasury shares in 2008 and 2007, respectively	36,245		33,503
	109,764		128,088
Total liabilities and stockholders’ equity	$132,331		$151,079

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(In thousands of dollars, except share data)

	Three Months Ended
	March 31,
	2008	2007
Net revenues:
Service revenue	$12,611	$14,931
Product revenue	2,428	—
Total net revenues	15,039	14,931

Costs and expenses:
Selling, general and administrative	12,608	8,963
Production service costs	1,545	1,780
Cost of sales of trading cards	1,016	—
Amortization of television and film costs	1,708	1,687
Amortization of 4Kids TV broadcast fee	5,203	4,419
Total costs and expenses	22,080	16,849

Loss from operations	(7,041)	(1,918)

Interest income	670	1,087

Loss before income taxes	(6,371)	(831)

(Provision for) benefit from income taxes	(28)	677

Loss from unconsolidated operations –
net of a tax benefit	—	(51)

Net loss	$(6,399)	$(205)

Per share amounts:
Basic loss per common share	$(0.48)	$(0.02)

Diluted loss per common share	$(0.48)	$(0.02)

Weighted average common shares
outstanding - basic	13,226,618	13,183,279

Weighted average common shares
outstanding - diluted	13,226,618	13,183,279

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED) AND YEAR ENDED DECEMBER 31, 2007

(In thousands of dollars and shares)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/Loss	Less Treasury Stock	Total Stockholders’ Equity
	Shares	Amount

BALANCE, DECEMBER 31, 2006	14,933	$149	$62,859	$123,649	$1,329	$(33,249)	$154,737
Issuance of common stock and stock options exercised	167	2	820	—	—	—	822
Acquisition of treasury stock, at cost	—	—	—	—	—	(254)	(254)
Comprehensive loss:
Net loss	—	—	—	(23,326)	—	—	(23,326)
Translation adjustment	—	—	—	—	102	—	102
Unrealized loss on marketable securities	—	—	—	—	(3,993)	—	(3,993)
Total comprehensive loss	—	—	—	—	—	—	(27,217)

BALANCE, DECEMBER 31, 2007	15,100	$151	$63,679	$100,323	$(2,562)	$(33,503)	$128,088
Acquisition of treasury stock, at cost	—	—	—	—	—	(2,742)	(2,742)
Comprehensive loss:
Net loss	—	—	—	(6,399)	—	—	(6,399)
Translation adjustment	—	—	—	—	4	—	4
Unrealized loss on marketable securities	—	—	—	—	(9,187)	—	(9,187)
Total comprehensive loss	—	—	—	—	—	—	(15,582)

BALANCE, MARCH 31, 2008	15,100	$151	$63,679	$93,924	$(11,745)	$(36,245)	$109,764

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(In thousands of dollars)

	2008	2007
Cash flows from operating activities:
Net loss	$(6,399)	$(205)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities – continuing operations:
Depreciation and amortization	357	236
Amortization of television and film costs	1,708	1,687
Amortization of 4Kids TV broadcast fee	5,203	4,419
Provision for (recovery of) doubtful accounts	216	(23)
Deferred income taxes	—	264
Loss on investment in unconsolidated affiliate	—	93
Changes in operating assets and liabilities:
Inventory	361	—
Accounts receivable	2,647	6,036
Film and television costs	(1,632)	(2,166)
Prepaid income taxes	287	(701)
Prepaid 4Kids TV broadcast fee	(5,266)	(4,419)
Prepaid expenses and other current assets	1,114	(1,234)
Other assets - net	(2,186)	(1,720)
Due to licensors	711	1,288
Accounts payable and accrued expenses	(498)	(1,438)
Deferred revenue	(534)	(1,051)
Deferred rent	(40)	(67)

Net cash (used in) provided by operating activities – continuing operations	(3,951)	999
Net cash provided by operating activities – discontinued operations	—	7
Net cash (used in) provided by operating activities	(3,951)	1,006

Cash flows from investing activities:
Proceeds from maturities of investments	15,025	24,320
Purchase of investments	—	(25,730)
Purchase of property and equipment	(338)	(217)
Purchase of investment in unconsolidated affiliate	—	(132)
Net cash provided by (used in) investing activities	14,687	(1,759)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	6
Purchase of treasury shares	(2,742)	—
Net cash (used in) provided by financing activities	(2,742)	6

Effects of exchange rate changes on cash and cash equivalents	4	22

Net increase (decrease) in cash and cash equivalents	7,998	(725)

Cash and cash equivalents, beginning of period	24,872	18,066

Cash and cash equivalents, end of period	$32,870	$17,341

Supplemental disclosure of cash flow information:
Cash paid during period for Income Taxes	$37	$—
Supplemental schedule of non-cash investing and financing activities
Unrealized loss on marketable securities	$9,187	$—

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

Trading Card and Game Distribution - Through its wholly-owned subsidiary, 4Kids Digital Games, Inc. (“4Kids Digital”), the Company owns 55% of TC Digital Games LLC, a Delaware limited liability company (“TC Digital”) that produces, markets and distributes the “Chaotic” trading card game. In December 2006, 4Kids Digital acquired a 53% ownership interest in TC Digital and entered into TC Digital’s operating agreement (the “TCD Agreement”) with Chaotic USA Digital Games LLC (“CUSA LLC”), a wholly-owned subsidiary of Chaotic USA Entertainment Group, Inc. (“CUSA”). The TCD Agreement contains terms and conditions governing the operations of TC Digital, and entitles 4Kids Digital and CUSA to elect two managers to the entity’s Management Committee with 4Kids Digital having the right to break any dead-locks. On December 18, 2007, 4Kids Digital purchased an additional 2% membership interest in TC Digital from CUSA increasing 4Kids Digital’s ownership percentage to 55%. The consideration for the purchase of the additional membership interest was paid through the settlement of certain capital contributions required to be made by CUSA to TC Websites LLC, a Delaware limited liability company and subsidiary of the Company (“TC Websites”) under its operating agreement (the “TCW Agreement”).

Through its wholly-owned subsidiary, 4Kids Websites, Inc. (“4Kids Websites”), the Company owns 55% of TC Websites, a company that owns and operates www.chaoticgame.com, the companion website for the “Chaotic” trading card game which was launched as a public beta version on October 24, 2007. In December 2006, 4Kids Websites purchased a 50% membership interest in TC Websites from CUSA and entered into the TCW Agreement. The TCW Agreement contains terms and conditions governing TC Websites’ operations and entitles 4Kids Websites and CUSA to elect two managers to its Management Committee. On December 18, 2007, 4Kids Websites entered into an agreement pursuant to which it acquired an additional 5% ownership interest in TC Websites from CUSA, and the TCW Agreement was concurrently amended to provide 4Kids Websites with the right to break any deadlocks on TC Websites’ Management Committee, including with respect to operational matters. The consideration for the purchase of the additional membership interest was paid through the settlement of certain capital contributions required to be made by CUSA to TC Websites under the TCW Agreement. Prior to the acquisition by 4Kids Websites of the additional 5% ownership interest and amendment of the TCW Agreement, the Company used the equity method to account for its investment in TC Websites, where it did not have control but had significant influence. As a result of 4Kids Websites’ increased ownership and operational control, TC Websites is consolidated in the Company’s financial statements, subject to a minority interest.

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

Certain of the Company’s executive officers have interests in CUSA, CUSA LLC and certain other entities with which TC Digital and TC Websites have engaged in transactions since their formation. Information regarding these relationships can be found in Note 9.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The consolidated financial statements, except for the December 31, 2007 consolidated balance sheet and the consolidated statement of stockholders’ equity and comprehensive loss for the year ended December 31, 2007, are unaudited and should be read in conjunction with audited consolidated financial statements and notes thereto for the year ended December 31, 2007 as presented in our Annual Report on Form 10-K. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position of the Company as of March 31, 2008 and December 31, 2007, and the results of operations for the three months ended March 31, 2008 and 2007, and stockholders’ equity and comprehensive loss for the three months ended March 31, 2008 and the year ended December 31, 2007, and cash flows for the three months ended March 31, 2008 and 2007. Because of the inherent seasonality and changing trends of the toy, game, entertainment and advertising industries, operating results for the Company on a quarterly basis may not be indicative of operating results for the full year.

In connection with the termination of the operations of Summit Media, the media buying operations have been classified as a discontinued operation. As further discussed in Note 12, the consolidated financial statements have been reclassified to reflect the reporting of this business as a discontinued operation.

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (the “FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes the financial statement recognition and measurement criteria for a tax position taken or expected to be taken in a tax return. FIN 48 also requires additional disclosures related to uncertain income tax positions. See Note 6, “Income Taxes”, for further information.

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

Production and adaptation costs charged to the licensors of television rights to Properties represented by the Company are included in net revenues and the corresponding costs are included in production service costs in the accompanying consolidated statements of operations. Production service costs included in net revenues amounted to $1,480 and $1,717 for the three months ended March 31, 2008 and 2007, respectively.

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

Fair Value Measurements - The fair values of the Company’s financial instruments reflect the estimates of amounts that would be received from selling an asset in an orderly transaction between market participants at the measurement date. The fair value estimates presented in this report are based on information available to the Company as of March 31, 2008 and December 31, 2007.

The carrying values of cash and cash equivalents approximate fair value. The Company has estimated the fair value of its investment in auction rate securities (“ARS”) using significant unobservable inputs at March 31, 2008.

In accordance with Statement of Financial Accounting Standards (“SFAS”)No. 157, Fair Value Measurements (“SFAS No. 157”), the Company applies a fair value hierarchy based on three levels of inputs, the first two of which are considered observable and the last of which is considered unobservable, that may be used to measure fair value. The three levels are the following:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Investments – The Company’s short-term investments principally consist of ARS and other debt securities. ARS are generally rated A or better by one or more national rating agencies and have contractual maturities of up to 30 years. The Company classifies its investments in auction rate securities as “available for sale.” The auction rate securities that the Company invests in generally have interest reset dates that occur every 7 or 35 days and despite the long-term nature of their stated contractual maturity, the historical operation of the auction rate security market has given the Company the ability to quickly liquidate these securities at ongoing auctions every 35 days or less.

During 2007, liquidity issues began to affect the global credit and capital markets. As a result, ARS, which historically have had a liquid market and had their interest rates reset periodically (e.g. monthly) through Dutch auctions, began to fail at auction. These auction failures have caused ARS to become illiquid, which in turn has caused the fair market values for these securities to decline.

As of March 31, 2008, the Company held ARS having an aggregate principal amount of approximately $52,000. The ARS currently held by the Company are private placement debt securities with long-term nominal maturities and interest rates that typically reset monthly. The Company’s investments in ARS represent interests in debt obligations issued by banks and insurance companies that had at least an “A” credit rating at the time of purchase by the Company, including bond insurers and re-insurers such as MBIA, AMBAC, FGIC, FSA, RAM and Radian.

Many of the ARS held by the Company as of March 31, 2008, have experienced failed auctions due to the liquidity issues described above. As of March 31, 2008, the estimated fair market value of the ARS held by the Company declined by $13,180 ($3,993 during 2007 and $9,187 during the first quarter of 2008) based upon an analysis of the current market conditions of the Company’s securities held made by the Company in accordance with SFAS No. 157. Although all of the ARS invested in by the Company have continued to pay interest according to their stated terms and substantially all of the ARS invested in by the Company continue to be a rated “A” or above, the Company recorded an unrealized loss of $9,187 during the first quarter of 2008 resulting in a reduction in stockholders’ equity. Since the Company has the ability and the intent to hold these investments until recovery of their fair value, which may not be prior to the maturity of the applicable security, the Company does not consider these investments to be other-than-temporarily impaired.

The credit and capital markets, including the market for ARS have remained illiquid in 2008, and as a result, there continues to be failed auctions affecting ARS owned by the Company. Although all of the Company’s investments in ARS have continued to pay interest according to their stated terms and substantially all of the ARS invested in by the Company continue to be a rated “A” or above, the Company’s unrealized loss on its ARS had subsequently increased by $1,005, to a cumulative unrealized loss of $14,185 as of April 30, 2008, based upon statements provided by the investment bank through which the Company holds such securities.

Given the failed auctions, many of the Company’s ARS are currently illiquid.  Accordingly, the Company has reclassified $9,021 (face amount of $20,350 less estimated devaluations of $11,329), in ARS from current to non-current assets on its balance sheet due to the fact that the Company believes that the liquidity of these ARS is unlikely to be restored in a period less than twelve months from such date.

If uncertainties in the credit and capital markets continue or the Company experiences any rating downgrades on any investments in its ARS portfolio or the value of such investments declines further, the Company may incur impairment charges to its investment portfolio, which could negatively affect the Company’s financial condition and cash flow. If in the reasonable judgment of the Company, the value of any ARS should be permanently impaired, the Company would record an expense which would negatively impact reported earnings. As a result of the current market issues, the Company has invested its surplus cash solely in U.S. Treasury securities.

The Company believes that based on the Company’s current cash, cash equivalents and marketable securities, the current lack of liquidity affecting a significant portion of its portfolio of ARS will not have a material impact on the Company’s liquidity or its ability to fund its operations.

Film and Television Costs – The Company accounts for its film and television costs pursuant to American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 00-2, Accounting by Producers or Distributors of Films. The cost of production for television programming, including overhead, participations and talent residuals is capitalized and amortized using the individual-film-forecast method under which such costs are amortized for each television program in the ratio that revenue earned in the current period for such program bears to management’s estimate of the ultimate revenues to be realized from all media and markets for such program. Management regularly reviews, and revises when necessary, its ultimate revenue estimates on a title-by-title basis, which may result in a change in the rate of amortization applicable to such title and/or a write-down of the value of such title to estimated fair value. These revisions can result in significant quarter-to-quarter and year-to-year fluctuations in film write-downs and rates of amortization. If a total net loss is projected for a particular title, the associated film and television costs are written down to estimated fair value. All exploitation costs, including advertising and marketing costs are expensed as incurred. Television adaptation and production costs that are adapted and/or produced are stated at the lower of cost, less accumulated amortization, or fair value.

Translation of Foreign Currency — In accordance with SFAS No. 130, Reporting Comprehensive Income (“SFAS No. 130”), the Company classifies items of other comprehensive income by their nature in the financial statements and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet. The assets and liabilities of the Company’s foreign subsidiary, 4Kids International have been recorded in their local currency and translated to U.S. dollars using period-end exchange rates. Income and expense items have been translated at the average rate of exchange prevailing during the period. Any adjustment resulting from translating the financial statements of the foreign subsidiary is reflected as “other comprehensive income”, net of related tax. Comprehensive loss for the three months ended March 31, 2008 and 2007, was $15,582 and $172, respectively, which included translation adjustments of $4 and $33 for the respective periods.

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

In November 2007, the FASB issued SFAS No. 160, Accounting and Reporting of Noncontrolling Interest (“SFAS No. 160”). SFAS No. 160 requires that a noncontrolling interest (previously referred to as a minority interest) be separately reported in the equity section of the consolidated entity’s balance sheet. SFAS No. 160 also established accounting and reporting standards for: (i) ownership interests in subsidiaries held by parties other than the parent, (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest, (iii) changes in a parent’s ownership interest and (iv) the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 is effective for us beginning January 1, 2009. The Company is currently evaluating the impact the adoption of SFAS No. 160 will have on its consolidated financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No.133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). SFAS No. 161 requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities in order to better convey the purpose of derivative use in terms of risk management. Disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows, are required. This Statement retains the same scope as SFAS No. 133 and is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 161 will have on its consolidated financial position and results of operations.

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

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values and estimated fair values of the Company’s financial instruments for the periods presented are as follows:

	Estimated Fair Value Measurements
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2008:
Financial Assets
Cash and cash equivalents	$32,870	$32,870	$—	$—
Auction rate securities	20,042	—	—	20,042
Corporate obligations	4,963	—	—	4,963
Total short-term investments	$57,875	$32,870	$—	25,005

Auction rate securities	$18,695	$—	$—	$18,695
Total long-term investments	$18,695	$—	$—	$18,695

Total Financial Assets	$76,570	$32,870	$—	$43,700

December 31, 2007:
Financial Assets
Cash and cash equivalents	$24,872	$24,872	$—	$—
Auction rate securities	31,170	—	—	31,170
Corporate obligations	4,936	—	—	4,936
Total short-term investments	$60,978	$24,872	$—	$36,106

Auction rate securities	$26,806	$—	$—	$26,806
Corporate obligations	5,000	5,000	—	—
Total long-term investments	$31,806	$5,000	$—	$26,806

Total Financial Assets	$92,784	$29,872	$—	$62,912

Level 1- The Company’s Level 1 assets consist of cash, US Treasury securities with original maturities of three months or less and Corporate bonds.

Level 2 - At March 31, 2008 and December 31, 2007, the Company had no investments which were considered to be Level 2 assets.

Level 3 – The Company’s Level 3 assets consist of the Company’s investment in ARS. The recent uncertainties in the credit markets have prevented the Company and other investors from liquidating their holdings of ARS in auctions for these securities during the three months ended March 31, 2008, because the amount of securities submitted for sale has exceeded the amount of purchase orders.

The carrying value of the Company’s investments in ARS as of March 31, 2008 represents the Company’s best estimate of the fair value of these investments based on currently available information. The estimation process included consideration of such factors as issuer and insurer credit rating, comparable market data, if available, the credit quality of the ARS, the rate of interest received since the date the auctions began, yields of securities similar to the underlying ARS and input from broker-dealers. Due to the uncertainty in the credit markets, it is reasonably possible the fair value of these investments may change in the near term. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the Company may be required to further adjust the carrying value of its investment in ARS through additional devaluations.

The table below provides a summary of changes in fair value for the Company's investments:

	March 31, 2008
	Amortized Cost	Unrealized Loss	Estimated Fair Value

Auction-Rate securities	$21,530	$ (1,488)	$20,042
Corporate obligations	5,000	(37)	4,963
Total short-term investments	$26,530	$ (1,525)	$25,005

Auction-Rate securities – long-term	$30,350	$(11,655)	$18,695
Total long-term investments	$30,350	$(11,655)	$18,695

	December 31, 2007
	Amortized Cost	Unrealized Loss	Estimated Fair Value

Auction-Rate securities	$31,555	$ (385)	$31,170
Corporate obligations	5,000	(64)	4,936
Total short-term investments	$36,555	$ (449)	$36,106

Auction-Rate securities – long-term	$30,350	$(3,544)	$26,806
Corporate obligations	5,000	—	5,000
Total long-term investments	$35,350	$(3,544)	$31,806

4. STOCK-BASED EMPLOYEE COMPENSATION

The Company has stock-based compensation plans for employees and non-employee members of the Board of Directors. The plans provide for discretionary grants of stock options, shares of restricted stock, and other stock-based awards. The plans are administered by the Compensation Committee of the Board of Directors, consisting of non-employee directors.

Effective January 1, 2006, the Company adopted SFAS No. 123-R (revised 2004), Share-Based Payments, utilizing the modified prospective method whereby prior periods are not restated for comparability. SFAS 123-R requires recognition of stock-based compensation expense in the statement of operations over the vesting period based on the fair value of the award at the grant date. Previously, the Company used the intrinsic value method under APB No. 25, Accounting for Stock Issued to Employees (‘‘APB No. 25’’), as amended by related interpretations of the FASB. Under APB No. 25, no compensation cost was recognized for stock options because the quoted market price of the stock at the grant date was equal to the amount per share the employee had to pay to acquire the stock after fulfilling the vesting period. SFAS 123-R supersedes APB No. 25 as well as SFAS 123, Accounting for Stock-Based Compensation, which permitted pro forma footnote disclosures to report the difference between the fair value method and the intrinsic value method. The Company did not grant any stock options during the three months ended March 31, 2008 and at January 1, 2006, all of the Company’s outstanding options were fully vested. Consequently, the adoption of this pronouncement did not have a material effect on the Company’s consolidated financial position or results of operations.

The following table summarizes activity under our stock option plans for the three months ended March 31, 2008:

	Shares (In thousands)	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at beginning of period	1,715	$18.43
Grants	—	—
Exercised	—	—
Forfeited	(30)	19.70
Outstanding at end of period	1,685	$18.41	1.57	$625

Exercisable at end of period	1,685	$18.41	1.57	$625

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the closing price. As of March 31, 2008, there were options outstanding to purchase an aggregate of approximately 225,000 shares with an exercise price below the quoted price of our stock, resulting in an aggregate intrinsic value of $625. During the three months ended March 31, 2008 and 2007, the aggregate intrinsic value of options exercised under our stock option plans was $0 and $4, respectively, determined as of the date of exercise.

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

A summary of restricted stock award activity under the Company’s long-term incentive compensation plans as of March 31, 2008 and changes during the three months then ended is presented as follows:

	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2008	254	$16.68
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2008	254	$16.68

As of March 31, 2008 and 2007, the Company recognized $298 and $137 of compensation costs related to the long-term incentive compensation plans. Additionally, as of March 31, 2008, there was approximately $2,232 and $1,155 of unrecognized compensation cost related to restricted stock awards granted under the Company’s 2006 and 2005 long-term incentive compensation plans, respectively. The cost is expected to be recognized over a remaining weighted-average period of 3.2 and 2.1 years under the 2006 and 2005 plans, respectively. There were no shares of restricted stock that vested during the three months ended March 31, 2008.

Availability for Future Issuance - As of the three months ended March 31, 2008, (i) options to purchase approximately 803,000 shares of the Company’s common stock were available for future issuance under the Company’s stock option plans and (ii) options to purchase a maximum of approximately 845,000 shares of the Company’s common stock were available for future issuance under the Company’s long-term incentive compensation plans, reduced by four shares for each share of restricted stock awarded under the 2006 and 2005 plans, for which an aggregate of 45,000 shares were available for issuance as options, and reduced by two shares for each share of restricted stock awarded under the 2007 plan for which 800,000 shares were available for issuance as options. Additionally, approximately 8,205 shares of restricted stock, repurchased in May 2007 to discharge withholding tax obligations upon the vesting of certain employees’ restricted shares, were also available for issuance under the 2005 plan.

5. DEFERRED REVENUE

Music - Music Publishing - In July 2002, 4Kids Music granted a right to receive a 50% interest in the Company’s net share of the music revenues from currently existing music produced by the Company for its television programs (“Current Music Assets”) to an unaffiliated third party in an arms length transaction for $3,000 (the “Music Agreement”). Further, the Company agreed to grant a right to receive a 50% interest in the Company’s net share of music revenues from future music to be produced by the Company for its television programs (“Future Music Assets”) to the same third party for $2,000. In consideration of the grant of Future Music Assets, the Company received $750 in June 2003, $750 in June 2004 and $500 in June 2005.

The Company has deferred all amounts received under the contract, and recognizes revenue as the Current Music Assets and Future Music Assets generate revenue over the contract term. The Company expects and continues to produce additional new music which, based on the success of the administrative service, continues to supply the unaffiliated third party with this content. Since the Company continues to deliver more than the amount of music required to be delivered under the Music Agreement, there is no way to appropriately record the fair value of the future amounts to be delivered. Based on EITF 00-21, the Company’s inability to fair value the future portion of the music deliverables results in the entire amount to be recorded as deferred revenue. The most appropriate and systematic method of accounting for this revenue relating to the deferred portion would be to reduce this deferred amount dollar for dollar based on the actual music earnings of the Company.  Pursuant to the above, the Company recognized revenues of $90 and $74 for the three months ended March 31, 2008 and 2007, respectively. The Company has included $1,904 and $1,994 as deferred revenue on the accompanying consolidated balance sheets as of March 31, 2008 and December 31, 2007, respectively.

Home Video - At various dates since May 2002, 4Kids Home Video entered into various agreements with an unaffiliated third party home video distributor (the “Video Distributor”) pursuant to which 4Kids Home Video provides ongoing advertising, marketing and promotional services with respect to certain home video titles that are owned or controlled by the Company and which are distributed by the Video Distributor. The Video Distributor has paid the Company cumulative advances of $4,119 against 4Kids Home Video’s share of the distribution and service fee proceeds to be realized by 4Kids Home Video from such titles. Pursuant to the above, the Company recognized revenue of $171 and $36 for the three months ended March 31, 2008 and 2007, respectively. The Company has included $248 and $419 as deferred revenue on the accompanying consolidated balance sheets as of March 31, 2008 and December 31, 2007, respectively.

Other Agreements - In addition, the Company entered into other agreements for various Properties and advertising time on 4Kids TV in which the Company has received certain advances and/or minimum guarantees. As of March 31, 2008 and December 31, 2007, the unearned portion of these advances and guaranteed payments was $298 and $571, respectively, and is included in deferred revenue on the accompanying consolidated balance sheets.

6. INCOME TAXES

The (provision for) benefit from income taxes consisted of the following:

	Three Months Ended
	March 31,
	2008	2007
Current	$2,352	$941
Deferred	(70)	(264)
	$2,282	$677
Less: Valuation allowance	(2,310)	—
Total	$(28)	$677

The Company adopted the provisions of FIN 48, effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of this interpretation did not have a material effect on the Company’s consolidated financial position or results of operations.

The Company and its consolidated subsidiaries file income tax returns in the United States and in the United Kingdom. The Company is no longer subject to examinations by income tax authorities in most jurisdictions for years prior to 2003.

7. EARNINGS PER SHARE

The Company applies SFAS No. 128, Earnings per Share, which requires the computation and presentation of earnings per share (“EPS”) to include basic and diluted EPS. Basic EPS is computed based solely on the weighted average number of common shares outstanding during the period. Diluted EPS reflects all potential dilution of common stock. The following table reconciles Basic EPS with Diluted EPS for the three months ended March 31, 2008 and 2007:

Three Months Ended March 31, 2008	Net Loss	Weighted Average Shares	Per Share
Basic loss per share –Loss available to common shareholders	$(6,399)	13,226,618	$(0.48)

Effect dilutive security – Stock options	—	—	—

Diluted loss per share	$(6,399)	13,226,618	$(0.48)

Three Months Ended March 31, 2007	Net Loss	Weighted Average Shares	Per Share
Basic loss per share –Loss available to common shareholders	$(205)	13,183,279	$(0.02)

Effect dilutive security – Stock options	—	—	—

Diluted loss per share	$(205)	13,183,279	$(0.02)

For the three months ended March 31, 2008 and 2007, 1,460,425, and 1,250,750 shares, respectively, attributable to the exercise of outstanding options, were excluded from the calculation of diluted EPS because the effect was antidilutive.

8. LEGAL PROCEEDINGS

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

9. RELATED PARTY

National Law Enforcement and Firefighters Children’s Foundation - The Company’s Chairman and Chief Executive Officer is the founder and President of The National Law Enforcement and Firefighters Children’s Foundation (the “Foundation”). The Foundation is a not-for-profit organization dedicated to helping the children of law enforcement and firefighting personnel and working with law enforcement and firefighting organizations to provide all children with valuable social and life skill programs. During the three months ended March 31, 2008 and 2007, the Company contributed approximately $31 and $30, respectively, to the Foundation.

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

As of March 31, 2008, the Company has entered into the following transactions with CUSA and CUSA LLC, or parties related to Gannon and Milito that are summarized below:

°

Employment Agreements – On December 11, 2006, TC Digital entered into employment agreements through December 31, 2009, with Bryan Gannon, to serve as its President and Chief Executive Officer and John Milito, to serve as its Executive Vice President. Under the terms of the employment agreements, each of Gannon and Milito will receive an annual base salary of $350 and are eligible to receive additional bonuses at the sole discretion of TC Digital’s Management Committee, on which they serve with minority voting rights. Gannon and Milito are each entitled to receive a minimum bonus of $200 in 2008 if TC Digital attains 60% of the projected revenues for the year approved by TC Digital’s Management Committee. As of March 31, 2008, no bonus had been earned with respect to 2008 under the employment agreements since their bonus is based on annual targets.

°

Chaotic Property Representation Agreement – On December 11, 2006, 4Kids Licensing, CUSA and Apex Marketing, Inc. (“Apex”), a corporation in which Gannon holds 60% of the outstanding capital stock and Milito owns 39% of the outstanding capital stock, entered into an amended and restated Chaotic property representation agreement (“CPRA”) replacing the original Chaotic property representation agreement entered into by the parties in April 2005. Under the terms of the CPRA, 4Kids Licensing is granted exclusive television broadcast and production, merchandising licensing, and home video rights to the “Chaotic” Property worldwide in perpetuity, subject to certain limited exceptions. Under the terms of the CPRA, all “Chaotic” related income less approved merchandising and other expenses shall be distributed 50% to the Company and 50% to CUSA and Apex, excluding trading card royalties which are distributed 55% to 4Kids Digital and 45% to CUSA. Additionally, all approved production expenses for television episodes based on the “Chaotic” property are allocated 50% to 4Kids Licensing and 50% to CUSA and Apex. As of March 31, 2008, there were approximately $4,914 of production and merchandising expenses owed to 4Kids Licensing by CUSA and Apex, collectively.

°

Patent License Agreements – On December 11, 2006, TC Digital and TC Websites each entered into an agreement (the “Patent License Agreements”) with Cornerstone Patent Technologies, LLC (“Cornerstone”), a limited liability company, in which Gannon and Milito each hold a 25% membership interest. Pursuant to the Patent License Agreements, TC Digital and TC Websites obtained exclusive licenses (subject to certain exceptions) to use certain patent rights in connection with “Chaotic” and other trading card games which are uploaded to websites owned and operated by the combined entities. Additionally, each of TC Digital and TC Websites agreed to pay Cornerstone a royalty of 1.5% of the Manufacturers Suggested Retail Price for the sale of trading cards, which amounted to $64 and $64 for each such entity, for the three months ended March 31, 2008. On September 10, 2007, the Company purchased a 25% interest in such patents from Cornerstone for $750. For the three months ended March 31, 2008, the Company earned royalties of $42 related to its portion of the patents relating to the sales of “Chaotic” trading cards which is eliminated in the Company’s consolidated financial statements.

°

TCD Agreement – Under the terms of the TCD Agreement, TC Digital is obligated to pay the following fees and/or royalties to: (i) 4Kids Digital equal to 3% of TC Digital’s gross revenues up to $350 per year for management services performed; (ii) 4Kids Digital and CUSA equal to 3% of net sales of each pack of trading cards sold; and (iii) the Company equal to (x) 10% of the net sales of “Chaotic” trading cards and (y) an additional 1% of net sales of “Chaotic” trading cards above $50 million during a calendar year. The Company acquired its rights to receive royalties of 10% in respect to net sales of “Chaotic” trading cards under the TCD Agreement through purchases from Dracco Company Ltd. (“Dracco”) of a 5% royalty stream on October 17, 2007, a 1% royalty stream, previously allocated to CUSA from Dracco, on December 18, 2007, a 4% royalty stream on March 17, 2008 in exchange for one-time payments of $2,250, $450 and $1,100, respectively. The consideration for the purchase of the 1% royalty stream for $450 was satisfied through the settlement of certain capital contributions required to be made by CUSA to TC Websites under the TCW Agreement. During the three months ended March 31, 2008, the Company and CUSA earned royalties of $286 and $76 relating to the sales of “Chaotic” trading cards under the TCD agreement, respectively. The Company’s portion of royalties and its management fee were eliminated in its consolidated financial statements.

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

°

Chaotic Merchandise License Agreement – On December 11, 2006, 4Kids Licensing, CUSA and TC Digital entered into a merchandise licensing agreement pursuant to which 4Kids Licensing and CUSA granted TC Digital exclusive rights to manufacture, produce and license “Chaotic” trading cards and related accessories through December 31, 2016. Under the terms of the agreement, TC Digital is obligated to pay a royalty on trading cards and all related accessories equal to (i) 4% of net sales to 4Kids Licensing while any amounts are outstanding to 4Kids Digital under the loan agreement or line of credit agreement or (ii) 8% of net sales of such cards and accessories, 55% of which will be paid to 4Kids Licensing and 45% of which will be paid to CUSA. During the three months ended March 31, 2008, no royalties had been earned under this agreement.

°

Operating Agreement of TC Websites LLC – On December 11, 2006, 4Kids Websites entered into the TCW agreement with CUSA to purchase a 50% membership interest in TC Websites, which was amended on December 18, 2007 in connection with 4Kids Websites’ acquisition of an additional 5% ownership interest in TC Websites. Under the terms of the TCW Agreement, TC Websites is obligated to pay fees to: (i) 4Kids Websites equal to 3% of gross revenues of TC Websites with a minimum fee of $100 and a maximum fee of $200 per year for management services; (ii) Gannon equal to $100 for services as a senior executive; and (iii) Milito equal to $100 for services as a senior executive. Each member of TC Websites is obligated to make capital contributions on a pro-rata basis to the extent determined by its Management Committee to be necessary to fund the operation of the Website. Any transaction resulting in the sale of more than 50% of TC Websites’ membership interests or in the sale of all or substantially all of TC Digital’s assets requires the consent of members of TC Websites holding two-thirds of its membership interests (as opposed to a majority of its membership interests).

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

10. COMMITMENTS AND CONTINGENCIES

a.    Broadcast Agreements - In January 2002, the Company entered into a multi-year agreement with Fox to lease Fox’s Saturday morning programming block (“4Kids TV”) which airs principally on Saturday mornings from 8am to 12pm eastern/pacific time (7am to 11am central time). The Company provides substantially all programming content to be broadcast on 4Kids TV and retains all of the revenue from network advertising sales for the four-hour time period. 4Kids Ad Sales manages and accounts for the ad revenue and costs associated with 4Kids TV. The broadcast fee for the 2007-2008 broadcast season is $20,000 payable in quarterly installments of $5,000 commencing in October 2007. Fox has exercised its option to extend this agreement through its 2008-2009 broadcast season under the same terms and conditions as in effect for the 2007-2008 broadcast season.

The costs of 4Kids TV is capitalized and amortized over each broadcast year based on estimated advertising revenue for the related broadcast year. The Company recorded amortization expenses of $5,203 and $4,419 for the three months ended March 31, 2008 and 2007, respectively. During the three months ended March 31, 2008, the Company paid Fox and certain Fox affiliates $5,266, attributable to the 2007-2008 broadcast season fees and during calendar year 2007, the Company paid Fox and certain Fox affiliates $15,525 and $5,263, attributable to the 2006-2007 and 2007-2008 broadcast seasons fees, respectively.

As of March 31, 2008, the minimum guaranteed payment obligations under the 4Kids TV Broadcast Agreement are as follows:

Year Ending December 31,	Amount
2008	$15,000
2009	15,000
Total	$30,000

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

As of March 31, 2008, the minimum guaranteed payment obligations under the CW Agreement are as follows:

Year Ending December 31,	Amount
2008	$6,750
2009	15,000
2010	15,000
2011	15,000
2012	15,000
2013	8,250
Total	$75,000

The Company’s ability to recover the cost of its fee payable to Fox and the minimum guarantee due to The CW will depend on the popularity of the television programs which are broadcast on 4Kids TV and The CW Kids Block and the general market demand and pricing of advertising time for Saturday morning children’s broadcast television. The popularity of such programs, broadcast on 4Kids TV and beginning in September 2008 on The

CW Kids Block, impacts audience levels and the level of the network advertising rates that the Company can charge. Additionally, the success of the merchandise licensing programs and home video sales based on such television programs broadcast on 4Kids TV and The CW Kids Block is dependent on consumer acceptance of such television programs. If the Company estimates that it will be unable to generate sufficient future revenue from advertising sales, home video sales and merchandising licensing at levels to cover the cost of its contractual obligation to Fox and/or The CW, the Company would record a charge to earnings to reflect an expected loss on the Fox and The CW agreements in the period in which the factors negatively affecting the recoverability of the fee payable become known. The Company will be required to make certain assumptions and estimates about future events such as advertising rates and audience viewing levels in evaluating its ability to recover the cost of the broadcast fees. Such estimates and assumptions are subject to market forces and factors beyond the control of the Company and are inherently subject to change. There can be no assurance that the Company will be able to recover the full cost of the broadcast fees and in the event it cannot, it would record the resulting charge to earnings to reflect an expected loss on the broadcast fee, which could be significant.

In addition to the broadcast fee paid to Fox and minimum guarantee to be paid to The CW, commencing with the 2008-2009 broadcast season, the Company incurs additional costs to program each broadcast block and sell the related network advertising time. These costs include direct programming costs to acquire, adapt and deliver programming for the broadcast during the weekly broadcast blocks, as well as additional indirect expenses of advertising sales, promotion and administration.

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

c.    Stock Purchases - On December 4, 2007, the Company announced that the Board of Directors authorized the Company to purchase up to 1,000,000 shares of the Company’s common stock from time to time through December 31, 2008 in the open market or through negotiated prices. The Company purchased 235,484 shares at an average price of $11.65 per share for the three months ended March 31, 2008 under this authorization. As of May 9, 2008, no shares of the Company’s common stock were subsequently purchased by the Company under this authorization.

11. MINORITY INTEREST

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

Minority interest of membership units in TC Digital represents the minority members’ proportionate share of the equity in the entity. Income is allocated to the membership units minority interest based on the ownership percentage throughout the year. At December 18, 2007, the minority members’ proportionate share of the equity in the entity decreased by 2% to 45% and at March 31, 2008, the minority member continued to hold 45% of the equity in the entity. The following table summarizes the minority interest loss attributable to the minority equity interest in TC Digital:

	Three Months Ended
	March 31,
	2008	2007
TC Digital net loss before common units minority interest	$(2,395)	$(558)
Minority interest percentage	45%	47%
Minority interest loss allocation	(1,078)	(262)
Less: Minority member capital contribution	—	—
Loss in excess of minority interest absorbed by 4Kids Digital	$(1,078)	$(262)

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

While the Company maintained a 50% ownership interest in TC Websites and did not control, but had significant influence, over such entity, the Company’s investment in TC Websites was accounted for using the equity method. As permitted by Accounting Research Bulletin No. 51, Consolidated Financial Statements, due to the increased membership interest and the additional operational control, TC Websites’ financial statements are now included in the Company’s consolidated financial statements for the three months ended March 31, 2008 and for the year ended December 31, 2007 as though it has been acquired by the Company at the beginning of such year, and accordingly, revenues and expenses are included for the three months ended March 31, 2008.

At December 18, 2007, the minority members’ proportionate share of the equity in the entity decreased by 5% to 45%. The following table summarizes the minority interest loss attributable to the minority equity interest in TC Websites:

	Three Months Ended
	March 31,
	2008	2007
TC Websites net loss before common units minority interest	$(848)	$(185)
Minority interest percentage	45%	50%
Minority interest loss allocation	(382)	(93)
Less: Minority member capital contribution	—	—
Loss in excess of minority interest absorbed by 4Kids Websites	$(382)	$(93)

12. DISCONTINUED OPERATIONS

In June 2006, the Company announced that the business of its media buying subsidiary, Summit Media, would be terminated effective June 30, 2006. The results of discontinued operations for the media buying business had no effect on the Company’s results of operations for the three months ended March 31, 2008 and 2007, however, the accompanying consolidated financial statements have been reclassified separately to report the assets and liabilities.

The major classes of assets and liabilities of the discontinued operation in the balance sheet are as follows:

	March 31,	December 31,
	2008	2007
Accounts receivable	$—	$—
Prepaid expense and other current assets	823	372
Current assets from discontinued operations	$823	$372

Other receivable – non-current	475	926

Non-current assets from discontinued operations	$475	$926

Under the terms of the Settlement Agreement entered into by Summit Media with The Beacon Media Group LLC (“Beacon”), Sheldon Hirsch, Tom Horner and Paul Caldera (the “Beacon Defendants”) on June 19, 2006, relating to the lawsuit filed by Summit Media in Supreme Court, New York County against Beacon and the Beacon Defendants, Summit Media will receive $2,000, in regularly scheduled payments through 2010, in exchange for Summit Media’s discontinuation of the lawsuit. The Company has included approximately $1,800 in net revenues for the year ended December 31, 2006, relating to this agreement. Through March 31, 2008, the Company had received $500 of the scheduled payments related to the lawsuit.

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

	Licensing	Advertising Media and Broadcast	TV and Film Production/ Distribution	Trading Card and Game Distribution	Total
Three Months Ended March 31, 2008:
Net revenues from external customers	$5,573	$3,568	$3,470	$2,428	$15,039
Amortization of television and film costs	—	—	1,708	—	1,708
Amortization of 4Kids TV broadcast fee	—	5,203	—	—	5,203
Segment profit (loss)	1,735	(3,572)	(1,621)	(2,913)	(6,371)
Interest income	645	19	6	—	670
Segment assets	87,780	8,457	25,218	10,876	132,331

2007:
Net revenues from external customers	$7,930	$3,415	$3,586	$—	$14,931
Amortization of television and film costs	—	—	1,687	—	1,687
Amortization of 4Kids TV broadcast fee	—	4,419	—	—	4,419
Segment profit (loss)	4,218	(3,840)	(419)	(790)	(831)
Interest income	1,033	18	36	—	1,087
Segment assets	137,998	5,920	31,970	4,080	179,968

Discontinued operations relating to segment assets have been included in segment reporting from the Advertising, Media and Broadcast segment and are disclosed in Note 12.

Additionally, through the Company’s London office and network of international subagents, which allow it to license its Properties throughout the world, the Company recognized net merchandise licensing revenues from international sources, primarily in Europe, of $2,608 and $2,471 for the three months ended March 31, 2008 and 2007. As of March 31, 2008 and 2007, net assets of the Company’s London office were $6,669 and $7,387, respectively.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(In thousands of dollars unless otherwise specified)

Overview

The Company’s operating results for the three months ended March 31, 2008 were negatively impacted by increased selling, general and administrative expenses associated with the operations of the Company’s newly formed Trading Card and Game Distribution companies. The Company’s results also reflect an overall decrease in licensing revenues resulting primarily from reduced revenue on the “Teenage Mutant Ninja Turtles” and “Nintendo” Properties and an overall reduction in its licensing revenues worldwide. These decreases were partially offset by revenues generated from the Trading Card and Game Distribution segment resulting from the October 2007 launch of the “Chaotic” trading card game.

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

Other Estimates  -   The Company estimates reserves for future returns of product in the trading card and home video markets as well as provisions for uncollectible receivables. In determining the estimate of trading card and home video product sales that will be returned, the Company performs an analysis that considers historical returns, changes in customer demand and current economic trends. Based on this information, a percentage of each sale is reserved provided that the customer has the right to return unsold trading card and home video inventory. The Company estimates the amount of uncollectible receivables for licensing and advertising by monitoring delinquent accounts and estimating a reserve based on contractual terms and other customer specific issues.

Revenue Recognition - The Company’s revenue recognition policies for its four business segments are appropriate to the circumstances of each segment’s business. See Note 2 of the Notes to the Company’s consolidated financial statements for a discussion of these revenue recognition policies.

4Kids TV Broadcast Agreement - The Company broadcasts certain of its Properties on 4Kids TV, the Saturday morning programming block that the Company leases from Fox. The cost of 4Kids TV has been and will continue to be capitalized and amortized over each broadcast year based on estimated advertising revenue. In developing estimated future revenues, the Company has made certain assumptions with regard to the anticipated popularity of the television series that the Company broadcasts on 4Kids TV and the general market demand and pricing of advertising time for Saturday morning children’s broadcast television. The popularity of such series impacts audience levels and the level of the network advertising rates that the Company can charge. These estimates are based on historical trends, as well as the Company’s subjective judgment of future customer demand and acceptance of its television programming. Differences may result in the amount and timing of revenue for any period if actual performance varies from the Company’s estimates. See Note 10 of the Notes to the Company’s consolidated financial statements for additional information.

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

In March 2008, the FASB issued SFAS No. 161) (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No.133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133”). SFAS No. 161 requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities in order to better convey the purpose of derivative use in terms of risk management. Disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows, are required. This Statement retains the same scope as SFAS No. 133 and is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 161 will have on its consolidated financial position and results of operations.

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

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenues for the three months ended March 31, 2008 and 2007:

	Three Months March 31,
	2008	2007
Net revenues	100%	100%

Costs and expenses:
Selling, general and administrative	84	60
Production service costs	10	12
Cost of sales of trading cards	7	—
Amortization of television and film costs	11	11
Amortization of 4Kids TV broadcast fee	35	30
Total costs and expenses	147	113

Loss from operations	(47)	(13)

Interest income	4	7

Loss before income taxes	(43)	(6)

(Provision for) benefit from income taxes	—	5

Loss from unconsolidated operations – net of tax benefit	—	—

Net loss	(43)%	(1)%

Three months ended March 31, 2008 as compared to three months ended March 31, 2007.

Continuing Operations

Revenues

Revenues by reportable segment and for the Company as a whole were as follows:

For the three months ended March 31, 2008 and 2007
	2008	2007	$ Change	% Change
Licensing	$5,573	$7,930	$(2,357)	(30)%
Advertising, Media and Broadcast	3,568	3,415	153	4
Television and Film Production/Distribution	3,470	3,586	(116)	(3)
Trading Card and Game Distribution	2,428	—	2,428	n/a
Total	$15,039	$14,931	$108	1%

The decrease in consolidated net revenues for the three months ended March 31, 2008, as compared to the same period in 2007, was due to a number of factors.

In the Licensing segment, decreased revenues for the three months ended March 31, 2008 were primarily attributable to:

(i)	reduced licensing revenues on the “Teenage Mutant Ninja Turtles” and “Nintendo” Properties, worldwide and the “Cabbage Patch Kids” Property, domestically; partially offset by
(ii)	increased revenues attributable to the “Shaman King” Property, worldwide.

The “Yu-Gi-Oh!”, “Cabbage Patch Kids” and “Teenage Mutant Ninja Turtles” Properties continue to be the largest contributors to the Company’s revenues in this business segment.

In the Advertising Media and Broadcast segment, revenues increased slightly for the three months ended March 31, 2008 as a result of increased revenues from the sale of network advertising time on 4Kids TV and from the sale of internet advertising on the www.4kids.tv website.

In the Television and Film Production/Distribution segment, the revenue decline for the three months ended March 31, 2008, as compared to same period in 2007, primarily resulted from:

(i)	decreased domestic broadcast sales from the “Yu-Gi-Oh!” television series; as well as
(ii)	decreased international broadcast sales from the “Teenage Mutant Ninja Turtles” television series; partially offset by
(iii)	increased international broadcast sales from the “Viva Piñata” and “Chaotic” television series; as well as
(iv)	increased production service revenue from the “Viva Piñata” and “Dinosaur King” television series.

The Trading Card and Game Distribution segment began to record revenues in the fourth quarter 2007 as a result of the October launch of the “Chaotic” trading card game to comic and hobby stores. For the three months ended March 31, 2008, revenues were $2,428 as a result of sales to comic and hobby stores, as well as mass market distribution channels.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 41%, or $3,645, to $12,608 for the three months ended March 31, 2008, when compared to the same period in 2007. The increase was primarily attributable to:

(i)	increased costs of approximately $2,600 and $600 related to the operations of the Company’s recently formed ventures, TC Digital and TC Websites, respectively;
(ii)	increased international selling expenses of approximately $650;
(iii)	increased bad debt expense of approximately $240; as well as
(iv)	increased website costs of approximately $200 primarily related to the redesign and upgrade of the www.4Kids.tv website; partially offset by
(v)	decreased advertising and marketing costs of approximately $510.

Cost of Sales of Trading Cards

Cost of sales of trading cards represents finished goods inventory costs relating to the “Chaotic” trading card game which launched as a public beta version in October 2007.

Production Service and Capitalized Film Costs

Production service and capitalized film costs were as follows:

For the three months ended March 31, 2008 and 2007

	2008	2007	$ Change	% Change
Production Service Costs	$1,545	$1,780	$(235)	(13)%
Amortization of Television and Film Costs	1,708	1,687	21	1

The decrease in production service costs during the three months ended March 31, 2008, as compared to the same period in 2007, was primarily due to decreased production costs for the “Chaotic” television series, partially offset by increased production costs for the work performed on the “Dinosaur King” television series. When the Company is entitled to be paid for such production costs, the Company categorizes them as production service costs and reflects a corresponding amount in revenue for the amount billed back to the property owners.

Amortization of television and film costs remained relatively consistent for the three months ended March 31, 2008 when compared to the same period in 2007.

As of March 31, 2008, there were $14,276 of capitalized film production costs recorded in the Company’s consolidated balance sheet relating primarily to various stages of production on 284 episodes of animated programming. Based on management’s ultimate revenue estimates as of March 31, 2008, approximately 46% of the total completed and unamortized film and television costs are expected to be amortized during the next year, and over 90% of the total completed and unamortized film and television costs are expected to be amortized during the next three years.

4Kids TV Broadcast Fee

For the three months ended March 31, 2008 and 2007

	2008	2007	$ Change	% Change
Amortization of 4Kids TV Broadcast Fee	$5,203	$4,419	$784	18%

As a result of the broadcast year (ending each year in September) being different than the Company’s fiscal year (ending each year in December), the amount of the amortization of the broadcast fee recognized from period to period will vary based upon: (i) the amount of advertising revenue recognized during the period; and (ii) the amount of advertising revenue already recognized for the broadcast year as a percentage of the total amount expected to be recognized for the full broadcast year. The Company’s amortization of the 4Kids TV broadcast fee increased by $784 from $4,419 in 2007 to $5,203 in 2008 in conjunction with the increased advertising revenues recognized by the Company for the three months ended March 31, 2008 when compared to the same period in 2007.

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

The ability of the Company to further develop its merchandising and, to a lesser extent, home video and music publishing revenue streams were significant components of its evaluation process which resulted in the decision to lease an additional Saturday morning children’s programming block from The CW, as described in Note 10 of the Notes to the Company’s consolidated financial statements under “Broadcast Agreements”. Other factors, such as lower guaranteed payments associated with the five-hour broadcast period, additional units allocated to the Company for sale during the CW Kids Block, an anticipated increase in network support due to a revenue sharing arrangement, along with the availability of the CW Kids Block, also contributed to the decision to lease another Saturday morning children’s block which will overlap with our current 4Kids TV block during the same Saturday morning time period for the 2008-2009 broadcast season.

Interest Income

Interest income decreased 38%, or $417, to $670 for the three months ended March 31, 2008, as compared to the same period in 2007, primarily as a result of the Company investing its surplus cash in U.S. Treasury securities typically yielding lower interest rates.

Income (Loss) Before Income Taxes

For the three months ended March 31, 2008 and 2007
	2008	2007	$ Change	% Change
Licensing	$1,735	$4,218	$(2,483)	(59)%
Advertising, Media and Broadcast	(3,572)	(3,840)	268	7
Television and Film Production/Distribution	(1,621)	(419)	(1,202)	(287)
Trading Card and Game Distribution	(2,913)	(790)	(2,123)	(269)
Total	$(6,371)	$(831)	$(5,540)	(667)%

The decrease in the Licensing segment profit for the three months ended March 31, 2008, as compared to the same period in 2007, is primarily attributable to lower revenues from licensed Properties, and decreased selling, general and administrative expenses as well as a decrease in interest income allocated to this segment.

In the Advertising Media and Broadcast segment, the segment loss for the three months ended March 31, 2008 remained relatively consistent as compared to the same period in 2007.

In the Television and Film Production/Distribution segment, the increase in segment loss for the three months ended March 31, 2008 as compared to the same period in 2007 was primarily due to decreased production service revenue.

In the Trading Card and Game Distribution segment, the increase in segment loss was attributable to the fact that the majority of the start-up costs for this segment were incurred late in 2007 and early 2008.

Income Taxes

The Company recorded a provision for income taxes of $28 for the three months ended March 31, 2008, as compared to a benefit from income taxes of $677 for the same period in 2007.

The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109, Accounting for Income Taxes (SFAS No. 109), requires the Company to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In view of the level of deferred tax assets as of March 31, 2008 and the Company’s historical losses from operations, the Company has determined that the application of SFAS No. 109 requires the Company to record a full valuation allowance against its net deferred tax assets.

If the Company had not taken any valuation allowance, but rather recorded its 2008 loss after giving effect to the tax benefit from such loss, the Company’s loss in 2008 would have decreased by $2,310 or $0.17 per share to a net loss of $4,089 or $0.31 per share.

In the event that the Company earns pre-tax income in the future such that it will be able to use some or all of its deferred tax assets, SFAS No. 109 permits the Company to reduce or eliminate the valuation allowance. If the Company were to reverse the valuation allowance, in whole or in part, the Company’s income statement for such reporting period would record a reduction in income tax expense and an increase in net income, to the extent of the reversal of the valuation allowance.

Our effective tax rate for 2008 would have been a benefit of 35.8% had the Company not taken a valuation allowance. This rate differs slightly from the Federal statutory rate of 35% primarily due to the mix of income and losses, which have tax rates that differ from the statutory rate, and due to permanent differences and tax rate differences on subsidiaries.

Net Loss

As a result of the above, the Company had a net loss for the three months ended March 31, 2008, of $6,399 compared to a net loss of $205, for the same period in 2007.

Liquidity and Capital Resources

Financial Position

Cash and cash equivalents and short-term investments as of March 31, 2008 and December 31, 2007 were as follows:

	2008	2007	$ Change

Cash and cash equivalents	$32,870	$24,872	$7,998
Investments	25,005	36,106	(11,101)
	$57,875	$60,978	$(3,103)

Long-term investments as of March 31, 2008 and December 31, 2007 were as follows:

	2008	2007	$ Change

Investments	$18,695	$31,806	$(13,111)

During 2007, liquidity issues began to affect the global credit and capital markets. As a result, ARS, which historically have had a liquid market and had their interest rates reset periodically (e.g. monthly) through Dutch auctions, began to fail at auction. These auction failures have caused ARS to become illiquid, which in turn has caused the fair market values for these securities to decline.

As of March 31, 2008, the Company held ARS having an aggregate principal amount of approximately $52,000. The ARS held by the Company are private placement debt securities with long-term nominal maturities and interest rates that typically reset monthly. The Company’s investments in ARS represent interests in debt obligations issued by banks and insurance companies that had at least an “A” credit rating at the time of purchase by the Company, including bond insurers and re-insurers such as MBIA, AMBAC, FGIC, FSA, RAM and Radian.

Many of the ARS held by the Company as of March 31, 2008, have experienced failed auctions due to the liquidity issues described above. As of March 31, 2008, the estimated fair market value of the ARS held by the Company declined by $13,180 ($3,993 during 2007 and $9,187 during the first quarter of 2008) based upon an analysis of the current market conditions of the Company’s securities held made by the Company in accordance with SFAS No. 157. Although all of the ARS invested in by the Company have continued to pay interest according to their stated terms and substantially all of the ARS invested in by the Company continue to be a rated “A” or above, the Company recorded an unrealized loss of $9,187 during the first quarter of 2008 resulting in a reduction in stockholders’ equity. Since the Company has the ability and the intent to hold these investments until recovery of their fair value, which may not be prior to the maturity of the applicable security, the Company does not consider these investments to be other-than-temporarily impaired.

The credit and capital markets, including the market for ARS have remained illiquid in 2008, and as a result, there continues to be failed auctions affecting ARS owned by the Company. Although all of the Company’s investments in ARS have continued to pay interest according to their stated terms and substantially all of the ARS invested in by the Company continue to be a rated “A” or above, the Company’s unrealized loss on its ARS had subsequently increased by $1,005, to a cumulative unrealized loss of $14,185 as of April 30, 2008, based upon statements provided by the investment bank through which the Company holds such securities.

Given the failed auctions, many of the Company’s ARS are currently illiquid.  Accordingly, the Company has reclassified $9,021 (face amount of $20,350 less estimated devaluations of $11,329), in ARS from current to non-current assets on its balance sheet due to the fact that the Company believes that the liquidity of these ARS is unlikely to be restored in a period less than twelve months from such date.

If uncertainties in the credit and capital markets continue or the Company experiences any rating downgrades on any investments in its ARS portfolio or the value of such investments as reflected in monthly statements declines further, the Company may incur impairment charges to its investment portfolio, which could negatively affect the Company’s financial condition and cash flow. If in the reasonable judgment of the Company, the value of any ARS should be permanently impaired, the Company would record an expense which would negatively impact reported earnings. As a result of the current market issues, the Company has invested its surplus cash solely in U.S. Treasury securities.

The Company believes that based on the Company’s current cash, cash equivalents and marketable securities, the current lack of liquidity affecting a significant portion of its portfolio of ARS will not have a material impact on the Company’s liquidity or its ability to fund its operations.

Sources and Uses of Cash

Cash flows for the three months ended March 31, 2008 and 2007 were as follows:

Sources (Uses)	2008	2007
Operating Activities	$(3,951)	$1,006
Investing Activities	14,687	(1,759)
Financing Activities	(2,742)	6

Working capital, consisting of current assets less current liabilities, was $58,131 as of March 31, 2008 and $65,135 as of December 31, 2007.

Operating Activities

2008

Net cash used in operating activities for the three months ended March 31, 2008 of $3,951 primarily reflects a decrease in the Company’s business performance. This decrease was partially offset by amortization of television and film costs.

2007

Net cash provided by operating activities for the three months ended March 31, 2007 of $1,006 primarily reflected amortization of television and film costs, partially offset by a decrease in the Company’s business performance.

Investing Activities

2008

Net cash provided by investing activities for the three months ended March 31, 2008 of $14,687 reflects a shift in the Company’s investments for the period, from auction-rate securities to U.S. Treasury securities which are short in duration and are classified as cash and cash equivalents.

2007

Net cash used in investing activities for the three months ended March 31, 2007 of $1,759 reflected the purchase of auction-rate securities for its excess cash balances partially offset by the proceeds received on the maturity of these investments.

Financing Activities

2008

Net cash used in financing activities for the three months ended March 31, 2008 of $2,742 reflects the Company’s purchase of shares of its common stock classified as treasury stock on the consolidated financial statements.

2007

Net cash provided by financing activities for the three months ended March 31, 2007 of $6 reflected the Company’s proceeds from the exercise of stock options by the Company’s employees.

During 2008, the Company's cash flow from operations was impacted by consumer demand for a limited number of its licensed Properties.  While the Company strives to further diversify its revenue streams, management remains cognizant of changing trends in the toy, game and entertainment business and the difficulty in predicting the length of time a property will be commercially successful.  As a result, the Company's revenues, operating results and cash flow from operations may fluctuate significantly from year to year and present operating results are not necessarily indicative of future performance.

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

Broadcast Agreements

4Kids TV Broadcast Agreement - In January 2002, the Company entered into a multi-year agreement with Fox to lease Fox’sSaturday morning programming block (“4Kids TV”) which airs principally on Saturday mornings from 8am to 12pm eastern/pacific time (7am to 11am central time). The Company provides substantially all programming content to be broadcast on 4Kids TV and retains all of the revenues from network advertising sales for the four-hour time period. 4Kids Ad Sales, Inc. manages and accounts for the ad revenue and costs associated with 4Kids TV.

In March 2006, the Fox agreement was extended for two broadcast years through the 2007-2008 broadcast season. The broadcast fee for the 2007-2008 broadcast season is $20,000 payable in quarterly installments of $5,000 commencing in October 2007. Fox has exercised its option to extend this agreement through its 2008-2009 broadcast season under the same terms and conditions as in effect for the 2007-2008 broadcast season.

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

In addition to the broadcast fee paid to Fox and the minimum guarantee to be paid to The CW, commencing with the 2008-2009 broadcast season, the Company incurs additional costs to program each broadcast block and sell the related network advertising time. These costs include direct programming costs to acquire, adapt and deliver programming for the broadcast during the weekly broadcast blocks as well as additional indirect expenses of advertising sales, promotion and administration.

The ability of the Company to further develop its merchandising and, to a lesser extent, home video and music publishing revenue streams were significant components of its evaluation process which resulted in the decision to lease an additional Saturday morning children’s programming block from The CW, as described in Note 10 of the Notes to the Company’s consolidated financial statements under “Broadcast Agreements”. Other factors, such as lower guaranteed payments associated with the five-hour broadcast period, additional units allocated to the Company for sale during the CW Kids Block, and an anticipated increase in network support due to a revenue sharing arrangement, also contributed to the decision to lease another Saturday morning children’s block.

Contractual Commitments

The Company’s contractual obligations and commitments are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. As of March 31, 2008, the Company’s contractual obligations and commitments have not materially changed since December 31, 2007.

Forward Looking Information and Risk Factors That May Affect Future Results

This Quarterly Report on Form 10-Q, including the section titled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements that relate to future events or our future financial performance. We may also make written and oral forward-looking statements in our Securities and Exchange Commission (“SEC”) filings and otherwise. We have tried, where possible, to identify such statements by using words such as “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “project,” “plan” and similar expressions in connection with any discussion of future operating or financial performance. Any forward-looking statements are and will be based upon our then-current expectations, estimates and assumptions regarding future events and are applicable only as of the dates of such statements. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements. Such risks and uncertainties include those described in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC, as well as other factors. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Changes in Internal Control over Financial Reporting

During the first quarter of 2008, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Purchases of Equity Securities by the Issuer

ISSUER PURCHASES OF EQUITY SECURITIES

Period During 2008	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Jan. 1 – Jan. 31	93,979	$11.85	93,979	896,621
Feb. 1 – Feb. 29	15,300	12.24	109,279	881,321
Mar. 1 – Mar. 31	126,205	11.42	235,484	755,116
Total	235,484	$11.65	235,484	755,116

(1) On December 4, 2007, the Company announced that the Board of Directors authorized the Company to purchase up to 1,000,000 shares of the Company’s common stock from time to time through December 31, 2008 in the open market or through negotiated prices. The Company purchased 235,484 shares at an average price of $11.65 per share for the three months ended March 31, 2008 under this authorization. As of May 9, 2008, no shares of the Company’s common stock were subsequently purchased by the Company under this authorization.

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

Date: May 12, 2008

By:	/s/ Alfred R. Kahn

___________________________

Alfred R. Kahn,
Chairman of the Board,
Chief Executive Officer and
Director

By:	/s/ Bruce R. Foster

___________________________

Bruce R. Foster,
Executive Vice President,
Treasurer, Chief Financial
Officer and Principal Accounting
Officer