Form 10-Q
period 2008-06-30
4 KIDS ENTERTAINMENT INC
filed 2008-08-11
CIK 58592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

1414 Avenue of the Americas New York, New York 10019 (212) 758-7666 (Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X|    No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ___	Accelerated filer X	Non-accelerated filer ___	Smaller reporting company ___

(Do not check if a smaller reporting company)

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_|    No|X|

      As of August 8, 2008, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 13,152,019.

4Kids Entertainment, Inc. and Subsidiaries

Table of Contents

		Page #
Part I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of June 30, 2008 (Unaudited) and December 31, 2007	2
	Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2008 and 2007	3
	Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the six months ended June 30, 2008 (Unaudited) and the year ended December 31, 2007	4
	Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2008 and 2007	5
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36
Item 4.	Controls and Procedures	36
Part II—OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 1A	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 4.	Submission of Matters to a Vote of Security Holders	38
Item 6.	Exhibits	39
Signatures		40

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2008 and DECEMBER 31, 2007

(In thousands of dollars, except share data)

ASSETS:	2008		2007
Current assets:	(Unaudited	)
Cash and cash equivalents	$36,315		$24,872
Investments	19,746		36,106
Total cash, cash equivalents and investments	56,061		60,978

Accounts receivable - net	17,381		21,403
Inventories	499		611
Prepaid income taxes	950		1,159
Prepaid expenses and other current assets	2,012		2,985
Current assets from discontinued operations	451		372
Total current assets	77,354		87,508

Property and equipment - net	4,655		4,255
Long-term investments	17,100		31,806
Accounts receivable – non-current, net	168		208
Film and television costs - net	14,755		14,352
Non-current assets from discontinued operations	475		926
Other assets - net (includes related party amounts of $5,417 and $4,265, respectively)	15,036		12,024
Total assets	$129,543		$151,079

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Due to licensors	$4,569		$4,420
Accounts payable and accrued expenses	18,355		14,969
Deferred revenue	2,628		2,984
Total current liabilities	25,552		22,373
Deferred rent	529		618
Total liabilities	26,081		22,991

Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $.01 par value - authorized, 3,000,000 shares; none issued	—		—
Common stock, $.01 par value - authorized, 40,000,000 shares; issued, 15,171,579 and 15,099,812 shares; outstanding 13,152,019 and 13,332,207 shares in 2008 and 2007, respectively	152		151
Additional paid-in capital	64,875		63,679
Accumulated other comprehensive loss	(13,581)		(2,562)
Retained earnings	88,392		100,323
	139,838		161,591
Less cost of 2,019,560 and 1,767,605 treasury shares in 2008 and 2007, respectively	36,376		33,503
	103,462		128,088
Total liabilities and stockholders’ equity	$129,543		$151,079

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(In thousands of dollars, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net revenues:
Service revenue	$11,475	$12,009	$24,086	$26,940
Product revenue	5,065	—	7,493	—
Total net revenues	16,540	12,009	31,579	26,940

Costs and expenses:
Selling, general and administrative	13,347	10,176	25,955	19,139
Production service costs	1,990	1,788	3,535	3,568
Cost of sales of trading cards	1,897	—	2,913	—
Amortization of television and film costs	1,697	1,444	3,405	3,131
Amortization of 4Kids TV broadcast fee	3,906	3,825	9,109	8,244
Total costs and expenses	22,837	17,233	44,917	34,082

Loss from operations	(6,297)	(5,224)	(13,338)	(7,142)

Interest income	737	1,480	1,407	2,567

Loss before income taxes	(5,560)	(3,744)	(11,931)	(4,575)

Benefit from income taxes	28	1,598	—	2,275

Loss from unconsolidated operations –
net of a tax benefit	—	(67)	—	(118)

Net loss	$(5,532)	$(2,213)	$(11,931)	$(2,418)

Per share amounts:

Basic loss per common share	$(0.42)	$(0.17)	$(0.91)	$(0.18)

Diluted loss per common share	$(0.42)	$(0.17)	$(0.91)	$(0.18)

Weighted average common shares
outstanding - basic	13,119,718	13,195,054	13,172,738	13,189,199

Weighted average common shares
outstanding - diluted	13,119,718	13,195,054	13,172,738	13,189,199

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED) AND YEAR ENDED DECEMBER 31, 2007

(In thousands of dollars and shares)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Less Treasury Stock	Total Stockholders’ Equity
	Shares	Amount

BALANCE, DECEMBER 31, 2006	14,933	$149	$62,859	$123,649	$1,329	$(33,249)	$154,737
Issuance of common stock and stock options exercised	167	2	820	—	—	—	822
Acquisition of treasury stock, at cost	—	—	—	—	—	(254)	(254)
Comprehensive loss:
Net loss	—	—	—	(23,326)	—	—	(23,326)
Translation adjustment	—	—	—	—	102	—	102
Unrealized loss on investment securities	—	—	—	—	(3,993)	—	(3,993)
Total comprehensive loss	—	—	—	—	—	—	(27,217)

BALANCE, DECEMBER 31, 2007	15,100	$151	$63,679	$100,323	$(2,562)	$(33,503)	$128,088
Issuance of common stock and stock options exercised	72	1	1,196	—	—	—	1,197
Acquisition of treasury stock, at cost	—	—	—	—	—	(2,873)	(2,873)
Comprehensive loss:
Net loss	—	—	—	(11,931)	—	—	(11,931)
Translation adjustment	—	—	—	—	22	—	22
Unrealized loss on investment securities	—	—	—	—	(11,041)	—	(11,041)
Total comprehensive loss	—	—	—	—	—	—	(22,950)

BALANCE, JUNE 30, 2008	15,172	$152	$64,875	$88,392	$(13,581)	$(36,376)	$103,462

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(In thousands of dollars)
	2008	2007
Cash flows from operating activities:
Net loss	$(11,931)	$(2,418)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities – continuing operations:
Depreciation and amortization	733	458
Amortization of television and film costs	3,405	3,131
Amortization of 4Kids TV broadcast fee	9,109	8,244
Provision for doubtful accounts	220	369
Deferred income taxes	—	(2,256)
Loss on investment in unconsolidated affiliate	—	213
Changes in operating assets and liabilities:
Inventory	112	—
Accounts receivable	3,849	9,013
Film and television costs	(3,808)	(3,582)
Prepaid income taxes	209	235
Prepaid 4Kids TV broadcast fee	(5,505)	(8,244)
Prepaid expenses and other current assets	973	(927)
Other assets - net	(3,012)	(844)
Due to licensors	149	(451)
Accounts payable and accrued expenses	976	(4,305)
Deferred revenue	(356)	(1,833)
Deferred rent	(89)	(95)

Net cash used in operating activities – continuing operations	(4,966)	(3,292)
Net cash provided by operating activities – discontinued operations	372	361
Net cash used in operating activities	(4,594)	(2,931)

Cash flows from investing activities:
Proceeds from maturities of investments	20,025	78,534
Purchase of investments	—	(72,473)
Purchase of property and equipment	(1,133)	(906)
Loss from disposal of property and equipment	—	1
Purchase of investment in unconsolidated affiliate	—	(1,494)
Net cash provided by investing activities	18,892	3,662

Cash flows from financing activities:
Proceeds from exercise of stock options	—	17
Purchase of treasury shares	(2,873)	(135)
Tax benefit on exercise of stock options	—	3
Net cash used in financing activities	(2,873)	(115)

Effect of exchange rate changes on cash and cash equivalents	18	114

Net increase in cash and cash equivalents	11,443	730

Cash and cash equivalents, beginning of period	24,872	18,066

Cash and cash equivalents, end of period	$36,315	$18,796

Supplemental disclosure of cash flow information:
Cash paid during period for Income Taxes	$111	$—
Supplemental schedule of non-cash investing and financing activities
Unrealized loss on investment securities included in other comprehensive loss	$11,041	$—

Vesting of restricted shares	$1,197	$566

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

On October 1, 2007, the Company and The CW Network, LLC (“The CW”) entered into an agreement (the “CW Agreement”), under which The CW granted to the Company the exclusive right to program The CW's Saturday morning children's programming block that is broadcast in most markets between 7am and 12pm (“The CW Kids Block”) for an initial term of five years beginning with The CW's 2008-2009 broadcast season.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The consolidated financial statements, except for the December 31, 2007 consolidated balance sheet and the consolidated statement of stockholders’ equity and comprehensive loss for the year ended December 31, 2007, are unaudited and should be read in conjunction with audited consolidated financial statements and notes thereto for the year ended December 31, 2007 as presented in our Annual Report on Form 10-K. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position of the Company as of June 30, 2008 and December 31, 2007, and the results of operations for the three and six months ended June 30, 2008 and 2007, and stockholders’ equity and comprehensive loss for the six months ended June 30, 2008 and the year ended December 31, 2007, and cash flows for the six months ended June 30, 2008 and 2007. Because of the inherent seasonality and changing trends of the toy, game, entertainment and advertising industries, operating results for the Company on a quarterly basis may not be indicative of operating results for the full year.

In connection with the termination of the operations of Summit Media, the media buying operations have been classified as a discontinued operation. As further discussed in Note 12, the consolidated financial statements reflect the reporting of this business as a discontinued operation.

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

Production and adaptation costs charged to the licensors of television rights to Properties represented by the Company are included in net revenues and the corresponding costs are included in production service costs in the accompanying consolidated statements of operations. Production service costs included in net revenues amounted to $1,818 and $3,298 for the three and six months ended June 30, 2008, respectively and $1,671 and $3,388 for the three and six months ended June 30, 2007, respectively.

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

Trading card revenues: Emerging Issue Task Force (“EITF”) Issue No. 00-21 - Accounting for Revenue Arrangements with Multiple Deliverables, provides guidance on how and when to recognize revenues for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables are required to be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration must be allocated among the separate units of accounting based on their relative fair values. The Company has determined that because its trading card game is provided with a web component, there is a multiple deliverable arrangement. However, since no purchase of trading cards is necessary to access the website and virtual cards are available free of charge to users who register on the website, the Company has determined that the selling price of the trading cards should be fully attributable to the cards. Revenues from trading card sales, net of a reserve for returns and allowances, are recognized on the date cards are shipped by the Company’s distributor to wholesalers/retailers as reported to the Company.

Revenue generated from merchandise licensing, broadcast advertising, episodic television series, home video, and music are classified as service revenue on the consolidated statement of operations while revenue generated from the sale of trading cards is classified as product revenue.

Fair Value Measurements - The fair values of the Company’s financial instruments reflect the estimates of amounts that would be received from selling an asset in an orderly transaction between market participants at the measurement date. The fair value estimates presented in this report are based on information available to the Company as of June 30, 2008 and December 31, 2007.

The carrying values of cash and cash equivalents approximate fair value. The Company has estimated the fair value of its investment in auction rate securities (“ARS”) using unobservable inputs at June 30, 2008.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), the Company applies a fair value hierarchy based on three levels of inputs, the first two of which are considered observable and the last of which is considered unobservable, that may be used to measure fair value. The three levels are the following:

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

Investments – The Company’s short-term investments principally consist of ARS and other debt securities. ARS are generally rated “A” or better by one or more national rating agencies and have contractual maturities of up to 30 years. The Company classifies its investments in auction rate securities as “available for sale.” The auction rate securities that the Company invests in generally have interest reset dates that occur every 7 or 35 days and despite the long-term nature of their stated contractual maturity, the historical operation of the auction rate security market has given the Company the ability to quickly liquidate these securities at ongoing auctions every 35 days or less.

During 2007, liquidity issues began to affect the global credit and capital markets. In addition, certain individual ARS experienced liquidity issues specific to such securities. As a result, ARS, which historically have had a liquid market and had their interest rates reset periodically (e.g. monthly) through Dutch auctions, began to fail at auction. These auction failures have caused ARS to become illiquid, which in turn has caused the fair market values for these securities to decline.

As of June 30, 2008, the Company held ARS having an aggregate principal amount of approximately $52,000. The ARS currently held by the Company are private placement debt securities with long-term nominal maturities and interest rates that typically reset monthly. The Company’s investments in ARS represent interests in debt obligations issued by banks and insurance companies that originally had at least an “A” credit rating at the time of purchase on behalf of the Company, including bond insurers and re-insurers such as MBIA, AMBAC, FGIC, FSA, RAM and Radian.

Many of the ARS held by the Company as of June 30, 2008, have experienced failed auctions. As of June 30, 2008, the estimated fair market value of the ARS held by the Company had declined by $15,034 ($3,993 during 2007 and $11,041 during the first 6 months of 2008) based upon an analysis of the current market conditions of the Company’s securities made by the Company in accordance with SFAS No. 157. Although all of the ARS invested in by the Company have continued to pay interest according to their stated terms and substantially all of the ARS invested in by the Company continue to be a rated “A” or above, the Company recorded an unrealized loss of $9,187 and $1,854 during the first and second quarters of 2008, respectively, resulting in a reduction in stockholders’ equity. Since the Company has the ability and presently expects to hold these investments until recovery of their fair value, which may not be prior to the maturity of the applicable security, for the purpose of its financial statements, the Company does not consider these investments to be other-than-temporarily impaired as such term is defined in the accounting literature.

The credit and capital markets, including the market for ARS have remained illiquid in 2008, and as a result of this and other factors specific to certain ARS, the Company’s unrealized loss on its ARS had subsequently increased by $198, to a cumulative unrealized loss of $15,232 as of July 31, 2008, based upon consideration of such factors as issuer and insurer credit rating, comparable market data, if available, the credit quality of the ARS, the rate of interest received since the date the auctions began, yields of securities similar to the underlying ARS and input from broker-dealers statements provided by the investment bank through which the Company holds such securities. Additionally, in July 2008, the Company received an early redemption by an issuer of ARS at par value of $4,950. This security was never deemed to have an unrealized loss, and therefore, its redemption will have no affect on stockholders’ equity.

Given the failed auctions, many of the Company’s ARS are currently illiquid.  Accordingly, the Company has reclassified $7,513 (face amount of $20,350 less estimated devaluations of $12,837), in ARS from current to non-current assets at December 31, 2007 on its balance sheet due to the fact that the Company believes that the liquidity of these ARS is unlikely to be restored in a period less than twelve months from such date.

The Company has determined that the securities broker-dealer that purchased the ARS on behalf of the Company at issue based on discretion afforded to it has violated its legal obligations to the Company. As a result, the Company has taken various measures to obtain appropriate legal relief, including initiating an arbitration with the Financial Industry Regulatory Authority.

If uncertainties in the credit and capital markets continue or the Company’s investments experience any rating downgrades on any investments in its ARS portfolio or the value of such investments declines further, the Company may incur impairment charges to its investment portfolio, which could negatively affect the Company’s financial condition and cash flow. If in the reasonable judgment of the Company, the value of any ARS should be permanently impaired, the Company would record an expense which would negatively impact reported earnings. As a result of the current market issues, the Company has invested its surplus cash solely in U.S. Treasury securities.

The Company believes that based on the Company’s current cash, cash equivalents and investment securities, the current lack of liquidity affecting a significant portion of its portfolio of ARS will not have a material impact on the Company’s liquidity necessary for day-to-day operations or its ability to fund its operations. However, such illiquidity is affecting the Company’s ability to make capital investments or expand its operations.

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

Translation of Foreign Currency – In accordance with SFAS No. 130, Reporting Comprehensive Income (“SFAS No. 130”), the Company classifies items of other comprehensive income by their nature in the financial statements and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet. The assets and liabilities of the Company’s foreign subsidiary, 4Kids International have been recorded in their local currency and translated to U.S. dollars using period-end exchange rates. Income and expense items have been translated at the average rate of exchange prevailing during the period. Any adjustment resulting from translating the financial statements of the foreign subsidiary is reflected as “other comprehensive income”, net of related tax. Comprehensive loss for the three and six months ended June 30, 2008 was $7,368 and $22,950, respectively, which included translation adjustments of $18 and $22 for the respective periods. Comprehensive loss for the three and six months ended June 30, 2007 was $2,084 and $2,256, respectively, which included translation adjustments of $129 and $162 for the respective periods.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS No. 162”). SFAS No. 162 sets forth the sources of accounting principles and the framework, or hierarchy, for selecting principles to be used in financial statement preparation. Prior to the issuance of SFAS No. 162, the GAAP hierarchy was defined in the AICPA Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS No. 162 will be effective 60 days following the approval by the Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 162 will have on its consolidated financial position and results of operations.

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

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values and estimated fair values of the Company’s financial instruments for the periods presented are as follows:

	Estimated Fair Value Measurements
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2008:
Financial Assets
Cash and cash equivalents	$36,315	$36,315	$—	$—
Auction rate securities	19,746	—	—	19,746
Total short-term investments	$56,061	$36,315	$—	19,746

Auction rate securities	$17,100	$—	$—	$17,100
Total long-term investments	$17,100	$—	$—	$17,100

Total Financial Assets	$73,161	$36,315	$—	$36,846

December 31, 2007:
Financial Assets
Cash and cash equivalents	$24,872	$24,872	$—	$—
Auction rate securities	31,170	—	—	31,170
Corporate obligations	4,936	—	—	4,936
Total short-term investments	$60,978	$24,872	$—	$36,106

Auction rate securities	$26,806	$—	$—	$26,806
Corporate obligations	5,000	5,000	—	—
Total long-term investments	$31,806	$5,000	$—	$26,806

Total Financial Assets	$92,784	$29,872	$—	$62,912

Level 1- The Company’s Level 1 assets consist of cash, U.S. Treasury securities with original maturities of three months or less and Corporate obligations.

Level 2 - At June 30, 2008 and December 31, 2007, the Company had no investments which were considered to be Level 2 assets.

Level 3 – The Company’s Level 3 assets consist of the Company’s investment in ARS. The recent uncertainties in the credit markets have prevented the Company and other investors from liquidating their holdings of ARS in auctions for these securities during the six months ended June 30, 2008, because the amount of securities submitted for sale has exceeded the amount of purchase orders.

The carrying value of the Company’s investments in ARS as of June 30, 2008 represents the Company’s best estimate of the fair value of these investments based on currently available information. The estimation process included consideration of such factors as issuer and insurer credit rating, comparable market data, if available, the credit quality of the ARS, the rate of interest received since the date the auctions began, yields of securities similar to the underlying ARS and input from broker-dealers. Due to the uncertainty in the credit markets, it is reasonably possible the fair value of these investments may change in the near term. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the Company may be required to further adjust the carrying value of its investment in ARS through additional devaluations.

The table below provides a summary of changes in fair value for the Company’s Level 3 investments:

	June 30, 2008
	Amortized Cost	Unrealized Loss	Estimated Fair Value

Auction-Rate securities	$21,530	$ (1,784)	$19,746
Total short-term investments	$21,530	$ (1,784)	$19,746

Auction-Rate securities – long-term	$30,350	$(13,250)	$17,100
Total long-term investments	$30,350	$(13,250)	$17,100

	December 31, 2007
	Amortized Cost	Unrealized Loss	Estimated Fair Value

Auction-Rate securities	$31,555	$ (385)	$31,170
Corporate obligations	5,000	(64)	4,936
Total short-term investments	$36,555	$ (449)	$36,106

Auction-Rate securities – long-term	$30,350	$(3,544)	$26,806
Corporate obligations	5,000	—	5,000
Total long-term investments	$35,350	$(3,544)	$31,806

The following table presents additional information about assets measured at fair value using Level 3 inputs for the six months ended June 30, 2008.

	Short-Term		Long-Term
	Auction Rate Securities	Corporate Bonds	Auction Rate Securities	Total
Balance as of January 1, 2008	$31,170	$4,936	$26,806	$62,912

Unrealized (loss) gain	(1,399)	64	(9,706)	(11,041)

Purchases, sales or settlements	(10,025)	(5,000)	—	(15,025)

Balance as of June 30, 2008	$19,746	$—	$17,100	$36,846

4. STOCK-BASED EMPLOYEE COMPENSATION

The Company has stock-based compensation plans for employees and non-employee members of the Board of Directors. The plans provide for discretionary grants of stock options, shares of restricted stock, and other stock-based awards. The plans are administered by the Compensation Committee of the Board of Directors, consisting of non-employee directors.

Effective January 1, 2006, the Company adopted SFAS No. 123-R (revised 2004), Share-Based Payments, utilizing the modified prospective method whereby prior periods are not restated for comparability. SFAS 123-R requires recognition of stock-based compensation expense in the statement of operations over the vesting period based on the fair value of the award at the grant date. Previously, the Company used the intrinsic value method under APB No. 25, Accounting for Stock Issued to

Employees (‘‘APB No. 25’’), as amended by related interpretations of the FASB. Under APB No. 25, no compensation cost was recognized for stock options because the quoted market price of the stock at the grant date was equal to the amount per share the employee had to pay to acquire the stock after fulfilling the vesting period. SFAS 123-R supersedes APB No. 25 as well as SFAS 123, Accounting for Stock-Based Compensation, which permitted pro forma footnote disclosures to report the difference between the fair value method and the intrinsic value method. The Company did not grant any stock options during the six months ended June 30, 2008 and at January 1, 2006, all of the Company’s outstanding options were fully vested. Consequently, the adoption of this pronouncement did not have a material effect on the Company’s consolidated financial position or results of operations.

The following table summarizes activity under our stock option plans for the six months ended June 30, 2008:

	Shares (In thousands)	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at beginning of period	1,715	$18.43
Grants	—	—
Exercised	—	—
Forfeited	(327)	12.54
Outstanding at end of period	1,388	$19.82	1.65	$323

Exercisable at end of period	1,388	$19.82	1.65	$323

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the closing price. As of June 30, 2008, there were options outstanding to purchase an aggregate of approximately 75,000 shares with an exercise price below the quoted price of our stock, resulting in an aggregate intrinsic value of $323. During the six months ended June 30, 2008, no options were exercised under our stock option plans. During the six months ended June 30, 2007, the aggregate intrinsic value of options exercised under our stock option plans was $8, determined as of the date of exercise.

Restricted Stock Awards

The Company granted restricted stock awards of approximately 311,000 shares on May 23, 2008 under its 2007 long-term incentive compensation plan (“LTICP”), 162,000 shares on May 25, 2007 under its 2006 LTICP and 145,000 and 4,000 shares on May 23, 2006 and June 15, 2006, respectively, under its 2005 LTICP. The restricted stock awards were granted to certain employees, including officers and members of the Board of Directors, at grant prices of $7.85, $16.79, $16.52 and $15.78 (in each case, the average of the high and low stock price from the previous day of trading) for the May 23, 2008, May 25, 2007, the May 23, 2006 and the June 15, 2006 grants, respectively. The restricted stock awards vest annually over a period of three years from the date of grant for the awards made under the 2007 LTICP and over a period of four years for the awards made under the 2006 and 2005 LTICPs, with accelerated vesting upon a change of control of the Company (as defined in the applicable plan). During the restriction period, award holders do not have the rights of stockholders and cannot transfer ownership. Additionally, nonvested shares of award holders are subject to forfeiture. These awards are forfeited and revert to the Company in the event of employment termination, except in the case of death, disability, retirement or other specified events.

A summary of restricted stock award activity under the Company’s LTICPs as of June 30, 2008 and changes during the six months then ended is presented as follows:

	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2008	254	$16.68
Granted	311	7.85
Vested	(71)	16.65
Forfeited	—	—
Outstanding at June 30, 2008	494	$11.12

The Company recognized $680 and $344 of compensation costs related to the LTICPs during the six months ended June 30, 2008 and 2007, respectively. Additionally, as of June 30, 2008, there was approximately $2,357, $1,905 and $1,021 of unrecognized compensation cost related to restricted stock awards granted under the Company’s 2007, 2006 and 2005 LTICPs, respectively. The cost is expected to be recognized over a remaining weighted-average period of 2.9, 2.9 and 1.9 years under the 2007, 2006 and 2005 LTICPs, respectively. There were approximately 39,000 and 32,000 shares of restricted stock that vested during the six months ended June 30, 2008 related to the 2006 and 2005 LTICPs, respectively.

Availability for Future Issuance - As of June 30, 2008, (i) options to purchase approximately 1,184,000 shares of the Company’s common stock were available for future issuance under the Company’s stock option plans and (ii) options to purchase a maximum of approximately 923,000 shares of the Company’s common stock were available for future issuance under the Company’s LTICPs, reduced by four shares for each share of restricted stock awarded under the 2006 and 2005 LTICPs, under which an aggregate of 45,000 shares of the 923,000 total shares were available for issuance as options, and reduced by two shares for each share of restricted stock awarded under the 2008 and 2007 LTICPs, under which an aggregate of 878,000 of the 923,000 total shares were available for issuance as options. Additionally, approximately 9,309 and 15,367 shares of restricted stock under the 2006 and 2005 LTICPs, respectively, were repurchased and held by the Company as treasury stock to discharge withholding tax obligations upon the vesting of certain employees’ restricted shares.

5. DEFERRED REVENUE

Music - In July 2002, 4Kids Music granted a right to receive a 50% interest in the Company’s net share of music revenues from currently existing music produced by the Company for television programs produced by the Company other than “Pokémon” (“Current Music Assets”) to an unaffiliated third party in an arms length transaction for $3,000. Further, the Company agreed to grant a right to receive a 50% interest in the Company’s net share of music revenues from future music to be produced by the Company for its television programs (excluding “Pokémon”) (“Future Music Assets”) to the same third party for $2,000. In consideration of the grant of Future Music Assets, the Company received $750 in June 2003, $750 in June 2004 and $500 in June 2005.

The Company has deferred all amounts received under the contract, and recognizes revenue as the Current Music Assets and Future Music Assets generate revenue over the contract term. The Company expects and continues to produce additional new music which, based on the success of the administrative service, continues to supply the unaffiliated third party with this content. Since the Company continues to deliver more than the amount of music required to be delivered under the Music Agreement, there is no way to appropriately record the fair value of the future amounts to be delivered. Based on EITF 00-21, the Company’s inability to fair value the future portion of the music deliverables results in the entire amount recorded as deferred revenue. The most appropriate and systematic method of accounting for this revenue relating to the deferred portion would be to reduce this deferred amount dollar for dollar based on the actual music earnings of the Company. Pursuant to the above, the Company recognized revenues of $179 and $269 for the three and six months ended June 30, 2008, respectively, and $97 and $171 for the three and six months ended June 30, 2007, respectively. The Company has included $1,725 and $1,994 as deferred revenue on the accompanying consolidated balance sheets as of June 30, 2008 and December 31, 2007, respectively.

Home Video - At various dates since May 2002, 4Kids Home Video entered into various agreements with an unaffiliated third party home video distributor (the “Video Distributor”) pursuant to which 4Kids Home Video provides ongoing advertising, marketing and promotional services with respect to certain home video titles that are owned or controlled by the Company and which are distributed by the Video Distributor. The Video Distributor has paid the Company cumulative advances of $4,119 against 4Kids Home Video’s share of the distribution and service fee proceeds to be realized by 4Kids

Home Video from such titles. Pursuant to the above, the Company recognized revenue of $17 and $188 for the three and six months ended June 30, 2008, respectively, and $69 and $105 for the three and six months ended June 30, 2007, respectively. The Company has included $231 and $419 as deferred revenue on the accompanying consolidated balance sheets as of June 30, 2008 and December 31, 2007, respectively.

Other Agreements - In addition, the Company entered into other agreements for various Properties and advertising time on 4Kids TV in which the Company has received certain advances and/or minimum guarantees. As of June 30, 2008 and December 31, 2007, the unearned portion of these advances and guaranteed payments was $672 and $571, respectively, and is included in deferred revenue on the accompanying consolidated balance sheets.

6. INCOME TAXES

The (provision for) benefit from income taxes consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Current	$3,853	$1,199	$6,205	$2,140
Deferred	(1,049)	399	(1,119)	135
	$2,804	$1,598	$5,086	$2,275
Less: Valuation allowance	(2,776)	—	(5,086)	—
Total	$28	$1,598	$—	$2,275

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

7. EARNINGS PER SHARE

The Company applies SFAS No. 128, Earnings per Share, which requires the computation and presentation of earnings per share (“EPS”) to include basic and diluted EPS. Basic EPS is computed based solely on the weighted average number of common shares outstanding during the period. Diluted EPS reflects all potential dilution of common stock. The following table reconciles Basic EPS with Diluted EPS for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended			Six Months Ended
June 30, 2008	Net Loss	Weighted Average Shares	Per Share	Net Loss	Weighted Average Shares	Per Share
Basic loss per share –Loss available to common shareholders	$(5,532)	13,119,718	$ (0.42)	$(11,931)	13,172,738	$ (0.91)

Effect dilutive security – Stock options	—	—	—	—	—	—

Diluted loss per share	$(5,532)	13,119,718	$ (0.42)	$(11,931)	13,172,738	$ (0.91)

	Three Months Ended			Six Months Ended
June 30, 2007	Net Loss	Weighted Average Shares	Per Share	Net Loss	Weighted Average Shares	Per Share
Basic loss per share –Loss available to common shareholders	$(2,213)	13,195,054	$ (0.17)	$(2,418)	13,189,199	$ (0.18)

Effect dilutive security – Stock options	—	—	—	—	—	—

Diluted loss per share	$(2,213)	13,195,054	$ (0.17)	$(2,418)	13,189,199	$ (0.18)

For the six months ended June 30, 2008 and 2007, 1,313,500, and 1,236,250 shares, respectively, attributable to the exercise of outstanding options, were excluded from the calculation of diluted EPS because the effect was antidilutive.

8. LEGAL PROCEEDINGS

On April 24, 2008, the Company commenced an action in the Supreme Court of the State of New York, County of New York against Fox Broadcasting Company ("Fox") seeking declaratory relief and damages from Fox pursuant to the agreement dated as of January 18, 2002, as amended, between the Company and Fox (the "Fox Agreement"). Under the terms of the Fox Agreement, during each broadcast season, Fox is required to broadcast the 4Kids programming block on Saturday morning between the hours of 8am and 12pm in the Eastern and Pacific Time zones and between the hours of 7am and 11am in the Central and Mountain Time zones on stations broadcasting to, on average, at least 90% of United States television households ("Minimum Average Clearance"). Under the terms of the Fox Agreement if, in any broadcast season, the 4Kids programming block has not achieved the Minimum Average Clearance, the Company is entitled to a reduction in the time buy fee payable under the Fox Agreement determined in accordance with a formula set forth in the Fox Agreement. If there are additional payments due from the Company to Fox under the Fox Agreement, the Company is entitled to set off the amount of the reduction in the time buy fee against future payments otherwise due Fox from the Company; if such future payments due from the Company to Fox are insufficient to provide the Company with the full amount of the reduction in the time buy fee resulting from Fox's failure to maintain the required Minimum Average Clearance, the Company is entitled to a refund from Fox.

As a result of Fox's alleged failure to maintain the required Minimum Average Clearance during past broadcast seasons, the Company exercised its set off right in the Fox Agreement and did not pay Fox the $5 million installment of the time buy fee that was due on April 1, 2008. Since Fox disputed whether the Company was entitled to a reduced time buy fee, the Company brought this action seeking a declaratory judgment from the court confirming its set off right. The Company also asserted a separate claim for damages against Fox alleging that, as a result of Fox's failure to achieve the Minimum Average Clearance for past broadcast seasons and its failure to broadcast 4Kids' programming within the Saturday morning block, the Company sustained damages resulting from, among other things, lost advertising and merchandising revenue.

On May 27, 2008, Fox removed the case from state court to federal court (the United States District Court for the Southern District of New York). On June 3, 2008, Fox filed its answer to the complaint and asserted counterclaims against the Company alleging that the Company's failure to pay the $5 million installment of the time buy fee otherwise scheduled to be paid on April 1, 2008 was a breach of contract and that the Company's alleged statement to Fox that the Company would not pay the $5 million installment of the time buy fee that was scheduled to be paid on July 1, 2008 constituted a breach of the Fox Agreement by anticipatory repudiation. On July 16, 2008, the Company filed its reply to Fox's counterclaims. In view of the set off right against future installments of the time buy fee specifically provided for in the Fox Agreement in the event that Fox fails to maintain the Minimum Average Clearance, the Company believes that it has meritorious defenses to the Fox counterclaims.

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

9. RELATED PARTY

National Law Enforcement and Firefighters Children’s Foundation - The Company’s Chairman and Chief Executive Officer is the founder and President of The National Law Enforcement and Firefighters Children’s Foundation (the “Foundation”). The Foundation is a not-for-profit organization dedicated to helping the children of law enforcement and firefighting personnel and working with law enforcement and firefighting organizations to provide all children with valuable social and life skill programs. The Company contributed approximately $30 and $61 to the Foundation for the three and six months ended June 30, 2008, respectively, and $30 and $60 to the Foundation for the three and six months ended June 30, 2007, respectively.

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

As of June 30, 2008, the Company has entered into the following transactions with CUSA and CUSA LLC, or parties related to Gannon and Milito that are summarized below:

°

Employment Agreements – On December 11, 2006, TC Digital entered into employment agreements through December 31, 2009, with Bryan Gannon, to serve as its President and Chief Executive Officer and John Milito, to serve as its Executive Vice President. Under the terms of the employment agreements, each of Gannon and Milito will receive an annual base salary of $350 and are eligible to receive additional bonuses at the sole discretion of TC Digital’s Management Committee, on which they serve with minority voting rights. Gannon and Milito are each entitled to receive a minimum bonus of $200 in 2008 if TC Digital attains 60% of the projected revenues for the year, approved by TC Digital’s Management Committee. As of June 30, 2008, no bonus had been earned with respect to 2008 under the employment agreements since the bonus is based on annual targets.

°

Chaotic Property Representation Agreement – On December 11, 2006, 4Kids Licensing, CUSA and Apex Marketing, Inc. (“Apex”), a corporation in which Gannon holds 60% of the outstanding capital stock and Milito owns 39% of the outstanding capital stock, entered into an amended and restated Chaotic Property Representation Agreement (“CPRA”) replacing the original Chaotic property representation agreement entered into by the parties in April 2005. Under the terms of the CPRA, 4Kids Licensing is granted exclusive television broadcast and production, merchandising licensing, and home video rights to the “Chaotic” Property worldwide in perpetuity, subject to certain limited exceptions. Under the terms of the CPRA, all “Chaotic” related income less approved merchandising and other expenses shall be distributed 50% to the Company and 50% to CUSA and Apex, excluding trading card royalties which are distributed 55% to 4Kids Digital and 45% to CUSA. Additionally, all approved production expenses for television episodes based on the “Chaotic” property are allocated 50% to 4Kids Licensing and 50% to CUSA and Apex. As of June 30, 2008, there were approximately $5,417 of production and merchandising expenses owed to 4Kids Licensing by CUSA and Apex, collectively.

°

Patent License Agreements – On December 11, 2006, TC Digital and TC Websites each entered into an agreement (the “Patent License Agreements”) with Cornerstone Patent Technologies, LLC (“Cornerstone”), a limited liability company, in which Gannon and Milito each hold a 25% membership interest. Pursuant to the Patent License Agreements, TC Digital and TC Websites obtained exclusive licenses (subject to certain exceptions) to use certain patent rights in connection with “Chaotic” and other trading card games which are uploaded to websites owned and operated by each such entity. Additionally, each of TC Digital and TC Websites agreed to pay Cornerstone a royalty of 1.5% of the Manufacturers Suggested Retail Price for the sale of trading cards, which amounted to $135 for each such entity for the three months ended June 30, 2008, and $199 for each such entity for the six months ended June 30, 2008. On September 10, 2007, the Company purchased a 25% interest in such patents from Cornerstone for $750. For the three and six months ended June 30, 2008, the Company earned royalties of $90 and $132, respectively, related to its portion of the patents relating to the sales of “Chaotic” trading cards which is eliminated in the Company’s consolidated financial statements.

°

TCD Agreement – Under the terms of the TCD Agreement, TC Digital is obligated to pay the following fees and/or royalties to: (i) 4Kids Digital equal to 3% of TC Digital’s gross revenues up to $350 per year for management services performed; (ii) 4Kids Digital and CUSA equal to 3% of net sales of each pack of trading cards sold; and (iii) the Company equal to (x) 10% of the net sales of “Chaotic” trading cards and (y) an additional 1% of net sales of “Chaotic” trading cards above $50 million during a calendar year. The Company acquired its rights to receive royalties of 10% in respect to net sales of “Chaotic” trading cards under the TCD Agreement through purchases from Dracco Company Ltd. (“Dracco”) of a 5% royalty stream on October 17, 2007, a 1% royalty stream, previously allocated to CUSA from Dracco, on December 18, 2007, a 4% royalty stream on March 17, 2008 in exchange for one-time payments of $2,250, $450 and $1,100, respectively. The consideration for the purchase of the 1% royalty stream for $450 was satisfied through the settlement of certain capital contributions required to be made by CUSA to TC Websites under the TCW Agreement. During the three and six months ended June 30, 2008, the Company earned royalties of $526 and $812, respectively, and CUSA earned royalties of $158 and $234, respectively, relating to the sales of “Chaotic” trading cards under the TCD agreement, respectively. The Company’s portion of royalties and its management fee were eliminated in its consolidated financial statements.

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

°

Chaotic Merchandise License Agreement – On December 11, 2006, 4Kids Licensing, CUSA and TC Digital entered into a merchandise licensing agreement pursuant to which 4Kids Licensing and CUSA granted TC Digital exclusive rights to manufacture, produce and license “Chaotic” trading cards and related accessories through December 31, 2016. Under the terms of the agreement, TC Digital is obligated to pay a royalty on trading cards and all related accessories equal to (i) 4% of net sales to 4Kids Licensing while any amounts are outstanding to 4Kids Digital under the loan agreement or line of credit agreement or (ii) 8% of net sales of such cards and accessories, 55% of which will be paid to 4Kids Licensing and 45% of which will be paid to CUSA. During the three and six months ended June 30, 2008, no royalties had been earned under this agreement.

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

The costs of 4Kids TV are capitalized and amortized over each broadcast year based on estimated advertising revenue for the related broadcast year. The Company recorded amortization expenses of $3,906 and $9,109 for the three and six months ended June 30, 2008, respectively, and $3,825 and $8,244 for the three and six months ended June 30, 2007, respectively. During the six months ended June 30, 2008, the Company paid Fox and certain Fox affiliates $5,505, attributable to the 2007-2008 broadcast season fees and during calendar year 2007, the Company paid Fox and certain Fox affiliates $15,525 and $5,263, attributable to the 2006-2007 and 2007-2008 broadcast seasons fees, respectively.

As of June 30, 2008, the remaining minimum guaranteed payment obligations under the 4Kids TV Broadcast Agreement are as follows:

Year Ending December 31,	Amount
2008	$15,000
2009	15,000
Total	$30,000

The minimum guaranteed payment obligation listed above for 2008 includes a payment of $5,000 in respect of the 2007-2008 broadcast season’s fees that was due on April 1, 2008, but was not made by the Company in connection with the Company’s exercise of its set-off rights thereunder further described in Note 8, “Legal Proceedings”. The Company has also not made a payment of $5,000 in respect of the 2007-2008 broadcast season’s fees that was due on July 1, 2008 in connection with its exercise of such set-off rights. The $5,000 time buy fee due on April 1, 2008 has been fully accrued in the Company’s financial statements. Additionally, the Company believes that it has no financial exposure related to this exercise of such set-off rights since the Company has no prepaid assets related to the Fox Agreement on its financial statements as of June 30, 2008.

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

As of June 30, 2008, the minimum guaranteed payment obligations under the CW Agreement are as follows:

Year Ending December 31,	Amount
2008	$6,750
2009	15,000
2010	15,000
2011	15,000
2012	15,000
2013	8,250
Total	$75,000

The Company’s ability to recover the cost of its fee payable to Fox and the minimum guarantee due to The CW will depend among other matters (see Note 8, Legal Proceedings) on the popularity of the television programs which are broadcast on 4Kids TV and The CW Kids Block and the general market demand and pricing of advertising time for Saturday morning children’s broadcast television. The popularity of such programs, broadcast on 4Kids TV and beginning in September 2008 on The CW Kids Block, impacts audience levels and the level of the network advertising rates that the Company can charge. Additionally, the success of the merchandise licensing programs and home video sales based on such television programs broadcast on 4Kids TV and The CW Kids Block is dependent on consumer acceptance of such television programs. If the Company estimates that it will be unable to generate sufficient future revenue from advertising sales, home video sales and merchandising licensing at levels to cover the cost of its contractual obligation to Fox and/or The CW, the Company would record a charge to earnings to reflect an expected loss on the Fox and/or The CW agreements in the period in which the factors negatively affecting the recoverability of the fee payable become known. The Company will be required to make certain assumptions and estimates about future events such as advertising rates and audience viewing levels in evaluating its ability to recover the cost of the broadcast fees. Such estimates and assumptions are subject to market forces and factors beyond the control of the Company and are inherently subject to change. There can be no assurance that the Company will be able to recover the full cost of the broadcast fees and in the event it cannot, it would record the resulting charge to earnings to reflect an expected loss on the broadcast fee, which could be significant.

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

c.   Stock Purchases - On December 4, 2007, the Company announced that the Board of Directors authorized the Company to purchase up to 1,000,000 shares of the Company’s common stock from time to time through December 31, 2008 in the open market or through negotiated prices. The Company purchased 235,484 shares at an average price of $11.65 per share for the six months ended June 30, 2008 under this authorization. As of August 8, 2008, no shares of the Company’s common stock were subsequently purchased by the Company under this authorization.

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

Minority interest of membership units in TC Digital represents the minority members’ proportionate share of the equity in the entity. Income is allocated to the membership units minority interest based on the ownership percentage throughout the year. At December 18, 2007, the minority members’ proportionate share of the equity in the entity decreased by 2% to 45% and at June 30, 2008, the minority member continued to hold 45% of the equity in the entity.

The following table summarizes the minority interest loss attributable to the minority equity interest in TC Digital:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
TC Digital net loss before common units minority interest	$(758)	$(1,125)	$(3,153)	$(1,683)
Minority interest percentage	45%	47%	45%	47%
Minority interest loss allocation	(341)	(529)	(1,419)	(791)
Less: Minority member capital contribution	—	—	—	—
Loss in excess of minority interest absorbed by 4Kids Digital	$(341)	$(529)	$(1,419)	$(791)

The loss in excess of minority interest absorbed by 4Kids Digital in aggregate is $3,767 as of June 30, 2008.

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

While the Company maintained a 50% ownership interest in TC Websites and did not control, but had significant influence, over such entity, the Company’s investment in TC Websites was accounted for using the equity method. As permitted by Accounting Research Bulletin No. 51, Consolidated Financial Statements, due to the increased membership interest and the additional operational control, TC Websites’ financial statements are now included in the Company’s consolidated financial statements for the three and six months ended June 30, 2008 and for the year ended December 31, 2007 as though it has been acquired by the Company at the beginning of such year, and accordingly, revenues and expenses are included for the three and six months ended June 30, 2008.

At December 18, 2007, the minority members’ proportionate share of the equity in the entity decreased by 5% to 45%. The following table summarizes the minority interest loss attributable to the minority equity interest in TC Websites:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
TC Websites net loss before common units minority interest	$(1,066)	$(242)	$(1,914)	$(427)
Minority interest percentage	45%	50%	45%	50%
Minority interest loss allocation	(480)	(121)	(861)	(214)
Less: Minority member capital contribution	—	—	—	—
Loss in excess of minority interest absorbed by 4Kids Websites	$(480)	$(121)	$(861)	$(214)

The loss in excess of minority interest absorbed by 4Kids Websites in aggregate is $3,317 as of June 30, 2008.

12. DISCONTINUED OPERATIONS

In June 2006, the Company announced that the business of its media buying subsidiary, Summit Media, would be terminated effective June 30, 2006. The results of discontinued operations for the media buying business had no effect on the Company’s results of operations for the three and six months ended June 30, 2008 and 2007, however, the accompanying consolidated financial statements have been reclassified separately to report the assets and liabilities.

The major classes of assets and liabilities of the discontinued operation in the balance sheet are as follows:

	June 30,	December 31,
	2008	2007
Prepaid expense and other current assets	$451	$372
Current assets from discontinued operations	$451	$372

Other receivable – non-current	$475	$926
Non-current assets from discontinued operations	$475	$926

Under the terms of the Settlement Agreement entered into by Summit Media with The Beacon Media Group LLC (“Beacon”), Sheldon Hirsch, Tom Horner and Paul Caldera (the “Beacon Defendants”) on June 19, 2006, relating to the lawsuit filed by Summit Media in Supreme Court, New York County against Beacon and the Beacon Defendants, Summit Media will receive $2,000, in regularly scheduled payments through 2010, in exchange for Summit Media’s discontinuation of the lawsuit. Through June 30, 2008, the Company had received $1,000 of the scheduled payments related to the lawsuit.

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

	Licensing	Advertising Media and Broadcast	TV and Film Production/ Distribution	Trading Card and Game Distribution	Total
Three Months Ended June 30, 2008:
Net revenues from external customers	$2,961	$4,130	$4,384	$5,065	$16,540
Amortization of television and film costs	—	—	1,697	—	1,697
Amortization of 4Kids TV broadcast fee	—	3,906	—	—	3,906
Segment loss	(1,633)	(2,286)	(973)	(668)	(5,560)
Interest income	725	12	—	—	737

2007
Net revenues from external customers	$4,118	$3,304	$4,587	$—	$12,009
Amortization of television and film costs	—	—	1,444	—	1,444
Amortization of 4Kids TV broadcast fee	—	3,825	—	—	3,825
Segment profit (loss)	350	(2,772)	85	(1,407)	(3,744)
Interest income	1,405	18	57	—	1,480

Six Months Ended June 30, 2008:
Net revenues from external customers	$8,534	$7,698	$7,854	$7,493	$31,579
Amortization of television and film costs	—	—	3,405	—	3,405
Amortization of 4Kids TV broadcast fee	—	9,109	—	—	9,109
Segment profit (loss)	102	(5,858)	(2,594)	(3,581)	(11,931)
Interest income	1,369	31	7	—	1,407
Segment assets	92,251	6,611	23,915	6,766	129,543

2007
Net revenues from external customers	$12,049	$6,718	$8,173	$—	$26,940
Amortization of television and film costs	—	—	3,131	—	3,131
Amortization of 4Kids TV broadcast fee	—	8,244	—	—	8,244
Segment profit (loss)	4,568	(6,133)	(813)	(2,197)	(4,575)
Interest income	2,438	36	93	—	2,567
Segment assets	132,302	5,506	27,919	6,630	172,357

Segment assets relating to discontinued operations have been included in segment reporting from the Advertising, Media and Broadcast segment and are disclosed in Note 12.

Through the Company’s London office and network of international subagents, which allow it to license its Properties throughout the world, the Company recognized net merchandise licensing revenues from international sources, primarily in Europe, of $3,292 and $5,900 for the three and six months ended June 30, 2008, respectively, and $1,714 and $4,185 for the three and six months ended June 30, 2007. As of June 30, 2008 and 2007, net assets of the Company’s London office were $6,864 and $7,235, respectively.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(In thousands of dollars unless otherwise specified)

Overview

The Company’s operating results for the three and six months ended June 30, 2008 were negatively impacted by increased selling, general and administrative expenses associated with the operations of the Company’s newly formed Trading Card and Game Distribution companies. The Company’s results also reflect an overall decrease in licensing revenues worldwide. These decreases were partially offset by revenues generated from the Trading Card and Game Distribution segment resulting from the October 2007 launch of the “Chaotic” trading card game.

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

The Company’s licensing revenues have historically been derived primarily from the licensing of toy and game concepts. As a result, a substantial portion of the Company’s revenues and net income are subject to the seasonal variations of the toy and game industry. Typically, a majority of toy orders are shipped in the third and fourth calendar quarters resulting in increased royalties earned by the Company during such calendar quarters. The Company recognizes revenues from the sale of advertising time on the leased Saturday morning programming block from Fox (“4Kids TV”), as more fully described in Note 2 of the Notes to the Company’s consolidated financial statements. The Company’s advertising sales subsidiary, 4Kids Ad Sales, sells advertising time on 4Kids TV at higher rates in the fourth quarter due to the increased demand for commercial time by children’s advertisers during the holiday season. As a result, much of the revenues of 4Kids Ad Sales are earned in the fourth quarter when the majority of toy and video game advertising occurs. As a result of the foregoing, the Company has historically experienced greater revenues during the second half of the year than during the first half of the year.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS No. 162”). SFAS No. 162 sets forth the sources of accounting principles and the framework, or hierarchy, for selecting principles to be used in financial statement preparation. Prior to the issuance of SFAS No. 162, the GAAP hierarchy was defined in the AICPA Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS No. 162 will be effective 60 days following the approval by the Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board amendments to AU Section 411, the meaning of present fairly in conformity with GAAP. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 162 will have on its consolidated financial position and results of operations.

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

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenues for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenues	100%	100%	100%	100%

Costs and expenses:
Selling, general and administrative	81	84	82	71
Production service costs	12	15	11	13
Cost of sales of trading cards	11	—	9	—
Amortization of television and film costs	10	12	11	12
Amortization of 4Kids TV broadcast fee	24	32	29	31
Total costs and expenses	138	143	142	127

Loss from operations	(38)	(43)	(42)	(27)

Interest income	5	12	4	10

Loss before income taxes	(33)	(31)	(38)	(17)

Benefit from income taxes	—	13	—	8

Loss from unconsolidated operations –
net of a tax benefit	—	—	—	—

Net loss	(33%)	(18%)	(38%)	(9%)

Three and six months ended June 30, 2008 as compared to three and six months ended June 30, 2007.

Continuing Operations

Revenues

Revenues by reportable segment and for the Company as a whole were as follows:

For the three months ended June 30, 2008 and 2007
	2008	2007	$ Change	% Change
Licensing	$2,961	$4,118	$(1,157)	(28)%
Advertising, Media and Broadcast	4,130	3,304	826	25
Television and Film Production/Distribution	4,384	4,587	(203)	(4)
Trading Card and Game Distribution	5,065	—	5,065	n/a
Total	$16,540	$12,009	$4,531	38%

For the six months ended June 30, 2008 and 2007
	2008	2007	$ Change	% Change
Licensing	$8,534	$12,049	$(3,515)	(29)%
Advertising, Media and Broadcast	7,698	6,718	980	15
Television and Film Production/Distribution	7,854	8,173	(319)	(4)
Trading Card and Game Distribution	7,493	—	7,493	n/a
Total	$31,579	$26,940	$4,639	17%

The increase in consolidated net revenues for the three and six months ended June 30, 2008, as compared to the same periods in 2007, was due to a number of factors.

In the Licensing segment, decreased revenues for the three months ended June 30, 2008 were primarily attributable to reduced licensing revenues on the “Teenage Mutant Ninja Turtles” and “Yu-Gi-Oh!” Properties, domestically.

In the Licensing segment, decreased revenues for the six months ended June 30, 2008 were primarily attributable to:

(i)

reduced licensing revenues on the “Teenage Mutant Ninja Turtles”, “Nintendo”, “Cabbage Patch Kids” and “Yu-Gi-Oh!” Properties, domestically and the “Viva Piñata” Property, worldwide; partially offset by

(ii)	increased revenues attributable to the “Shaman King” Property, worldwide.

The “Yu-Gi-Oh!”, “Teenage Mutant Ninja Turtles” and “Cabbage Patch Kids” Properties continue to be the largest contributors to the Company’s revenues in this business segment.

In the Advertising Media and Broadcast segment, revenues increased for the three and six months ended June 30, 2008, as compared to the same periods in 2007, as a result of increased revenues from the sale of network advertising time on 4Kids TV.

In the Television and Film Production/Distribution segment, decreased revenues for the three months ended June 30, 2008, as compared to the same periods in 2007, were primarily attributable to:

(i)	decreased broadcast sales from the “Pokémon” television series, worldwide and “Yu-Gi-Oh!” television series, domestically; as well as
(ii)	decreased production service revenue from the “Viva Piñata” television series; partially offset by
(iii)	increased broadcast sales from the “Teenage Mutant Ninja Turtles” television series, domestically; as well as
(iv)	increased production service revenue from the “Chaotic” and “Dinosaur King” television series.

In the Television and Film Production/Distribution segment, decreased revenues for the six months ended June 30, 2008 were primarily attributable to:

(i)	decreased broadcast sales from the “Yu-Gi-Oh!” television series, domestically and the “Pokémon” television series, worldwide; partially offset by
(ii)	increased production service revenue from the “Dinosaur King” and “Yu-Gi-Oh!” television series; as well as
(iii)	increased broadcast sales from the “Yu-Gi-Oh!” television series, internationally.

The Trading Card and Game Distribution segment began to record revenues in the fourth quarter of 2007 as a result of the October launch of the “Chaotic” trading card game to comic and hobby stores. For the three and six months ended June 30, 2008, revenues were $5,065 and $7,493, respectively, as a result of sales to mass market distribution channels as well as to comic and hobby stores.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 31%, or $3,171, to $13,347 for the three months ended June 30, 2008, when compared to the same period in 2007. The increase was primarily attributable to:

(i)	increased costs of approximately $1,680 and $720 related to the operations of the Company’s recently formed ventures, TC Digital and TC Websites, respectively;
(ii)	increased international selling expenses of approximately $460;
(iii)	increased advertising and marketing costs of approximately $250;
(iv)	increased legal fees of approximately $210; as well as
(v)	increased costs relating to the grant of restricted shares of approximately $170; partially offset by
(vi)	decreased bad debt expenses of approximately $390.

Selling, general and administrative expenses increased 36%, or $6,816, to $25,955 for the six months ended June 30, 2008, when compared to the same period in 2007. The increase was primarily attributable to:

(i)	increased costs of approximately $4,060 and $1,340 related to the operations of the Company’s recently formed ventures, TC Digital and TC Websites, respectively;
(ii)	increased international selling expenses of approximately $1,110;
(iii)	increased costs relating to the grant of restricted shares of approximately $330;
(iv)	increased legal fees of approximately $260; as well as
(v)	decreased advertising and marketing costs of approximately $390.

Cost of Sales of Trading Cards

Cost of sales of trading cards represents finished goods inventory costs relating to the “Chaotic” trading card game which was released at comic and hobby stores in October 2007.

Production Service and Capitalized Film Costs

Production service and capitalized film costs were as follows:

For the three months ended June 30, 2008 and 2007

	2008	2007	$ Change	% Change
Production Service Costs	$1,990	$1,788	$202	11%
Amortization of Television and Film Costs	1,697	1,444	253	18

For the six months ended June 30, 2008 and 2007

	2008	2007	$ Change	% Change
Production Service Costs	$3,535	$3,568	$(33)	(1)%
Amortization of Television and Film Costs	3,405	3,131	274	9

The increase in production service costs during the three months ended June 30, 2008, as compared to the same period in 2007, was primarily due to increased production costs for the “Chaotic” and “Dinosaur King” television series, partially offset by decreased production costs for work performed on the “Viva Piñata” television series. Production service costs decreased slightly for the six months ended June 30, 2008 when compared to the same period in 2007, primarily due to decreased production costs associated with the “Viva Piñata” television series substantially offset by increased production costs for the “Dinosaur King” and “Teenage Mutant Ninja Turtles” television series. When the Company is entitled to be paid for such production costs, the Company categorizes them as production service costs and reflects a corresponding amount in revenue for the amount billed back to the property owners.

Amortization of television and film costs increased for the three and six months ended June 30, 2008 when compared to the same periods in 2007 due to increased amortization relating to the “Yu-Gi-Oh!” and “Chaotic” television series, partially offset by decreased amortization relating to various older television series.

As of June 30, 2008, there were $14,755 of capitalized film production costs recorded in the Company’s consolidated balance sheet relating primarily to various stages of production on 268 episodes of animated programming. Based on management’s ultimate revenue estimates as of June 30, 2008, approximately 54% of the total completed and unamortized film and television costs are expected to be amortized during the next year, and over 90% of the total completed and unamortized film and television costs are expected to be amortized during the next three years.

4Kids TV Broadcast Fee

For the three months ended June 30, 2008 and 2007

	2008	2007	$ Change	% Change
Amortization of 4Kids TV Broadcast Fee	$3,906	$3,825	$81	2%

For the six months ended June 30, 2008 and 2007

	2008	2007	$ Change	% Change
Amortization of 4Kids TV Broadcast Fee	$9,109	$8,244	$865	10%

As a result of the broadcast year (ending each year in September) being different than the Company’s fiscal year (ending each year in December), the amount of the amortization of the broadcast fee recognized from period to period will vary based upon: (i) the amount of advertising revenue recognized during the period; and (ii) the amount of advertising revenue already recognized for the broadcast year as a percentage of the total amount expected to be recognized for the full broadcast year. The Company’s amortization of the 4Kids TV broadcast fee remained relatively constant for the three month period ended June 30, 2008 when compared to the same period in 2007. For the six months ended June 30, 2008, the Company’s amortization of the 4Kids TV broadcast fee increased in conjunction with the increased advertising revenues recognized by the Company when compared to the same period in 2007.

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

The ability of the Company to further develop its merchandising and, to a lesser extent, home video and music publishing revenue streams were significant components of its evaluation process which resulted in the decision to lease an additional Saturday morning children’s programming block from The CW Network, LLC (“The CW”), as described in Note 10 of the Notes to the Company’s consolidated financial statements under “Broadcast Agreements”, which is broadcast in most markets between 7am and 12pm (“The CW Kids Block”). Other factors, such as lower guaranteed payments associated with The CW Kids Block, additional advertising units allocated to the Company for sale during the CW Kids Block, an anticipated increase in network support due to a revenue sharing arrangement, along with the availability of the CW Kids Block, also contributed to the decision to lease another Saturday morning children’s block which will overlap with our current 4Kids TV block during the same Saturday morning time period for the 2008-2009 broadcast season.

Interest Income

Interest income decreased 50%, or $743, to $737 and 45%, or $1,160, to $1,407 for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007, primarily as a result of the Company investing its surplus cash in U.S. Treasury securities typically yielding lower interest rates.

Income (Loss) Before Income Taxes

For the three months ended June 30, 2008 and 2007
	2008	2007	$ Change	% Change
Licensing	$(1,633)	$350	$(1,983)	(567)%
Advertising, Media and Broadcast	(2,286)	(2,772)	486	18
Television and Film Production/Distribution	(973)	85	(1,058)	(1,245)
Trading Card and Game Distribution	(668)	(1,407)	739	53
Total	$(5,560)	$(3,744)	$(1,816)	(49)%

For the six months ended June 30, 2008 and 2007
	2008	2007	$ Change	% Change
Licensing	$102	$4,568	$(4,466)	(98)%
Advertising, Media and Broadcast	(5,858)	(6,133)	275	4
Television and Film Production/Distribution	(2,594)	(813)	(1,781)	(219)
Trading Card and Game Distribution	(3,581)	(2,197)	(1,384)	(63)
Total	$(11,931)	$(4,575)	$(7,356)	(161)%

The loss in the Licensing segment for the three months ended June 30, 2008 and the decrease in the Licensing segment profit for the six months ended June 30, 2008, as compared to the same periods in 2007, is primarily attributable to lower revenues from licensed Properties as well as a decrease in interest income allocated to this segment.

In the Advertising Media and Broadcast segment, the segment loss for the three and six months ended June 30, 2008 decreased due to the increase in sales of network advertising time partially offset by increased amortization of the 4Kids TV broadcast fee when compared to the same periods in 2007.

In the Television and Film Production/Distribution segment, the increase in segment loss for the three and six months ended June 30, 2008 as compared to the same period in 2007 was primarily due to increased international selling expense as well as decreased revenue.

In the Trading Card and Game Distribution segment, the decrease in segment loss for the three months ended June 30, 2008 when compared to the same period in 2007 was primarily attributable to increased revenues from the sale of trading cards. The increase in segment loss for the six months ended June 30, 2008 as compared to the same period in 2007 was primarily attributable to the fact that the majority of the start-up costs for this segment were incurred late in 2007 and early 2008.

Income Taxes

The Company recorded a benefit from income taxes of $28 and $0 for the three and six months ended June 30, 2008, respectively, as compared to a benefit from income taxes of $1,598 and $2,275 for the same periods in 2007.

The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109,Accounting for Income Taxes (SFAS No. 109), requires the Company to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In view of the level of deferred tax assets as of June 30, 2008 and the Company’s historical losses from operations, the Company has determined that the application of SFAS No. 109 requires the Company to record a full valuation allowance against its net deferred tax assets.

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

Our effective tax rate for 2008 would have been a benefit of 42.6% had the Company not taken a valuation allowance. This rate differs slightly from the Federal statutory rate of 35% primarily due to the mix of income and losses, which have tax rates that differ from the statutory rate, and due to permanent differences and tax rate differences on subsidiaries.

Net Loss

As a result of the above, the Company had a net loss for the three and six months ended June 30, 2008, of $5,532 and 11,931, respectively, as compared to a net loss of $2,213 and 2,418 for the same periods in 2007.

Liquidity and Capital Resources

Financial Position

Cash and cash equivalents and short-term investments as of June 30, 2008 and December 31, 2007 were as follows:

	2008	2007	$ Change
Cash and cash equivalents	$36,315	$24,872	$11,443
Investments	19,746	36,106	(16,360)
	$56,061	$60,978	$(4,917)

Long-term investments as of June 30, 2008 and December 31, 2007 were as follows:

	2008	2007	$ Change
Investments	$17,100	$31,806	$(14,706)

During 2007, liquidity issues began to affect the global credit and capital markets. In addition, certain individual ARS experienced liquidity issues specific to such securities. As a result, ARS, which historically have had a liquid market and had their interest rates reset periodically (e.g. monthly) through Dutch auctions, began to fail at auction. These auction failures have caused ARS to become illiquid, which in turn has caused the fair market values of these securities to decline.

As of June 30, 2008, the Company held ARS having an aggregate principal amount of approximately $52,000. The ARS currently held by the Company are private placement debt securities with long-term nominal maturities and interest rates that typically reset monthly. The Company’s investments in ARS represent interests in debt obligations issued by banks and insurance companies that originally had at least an “A” credit rating at the time of purchase on behalf of the Company, including bond insurers and re-insurers such as MBIA, AMBAC, FGIC, FSA, RAM and Radian.

Many of the ARS held by the Company as of June 30, 2008, have experienced failed auctions. As of June 30, 2008, the estimated fair market value of the ARS held by the Company had declined by $15,034 ($3,993 during 2007 and $11,041 during the first 6 months of 2008) based upon an analysis of the current market conditions of the Company’s securities made by the Company in accordance with SFAS No. 157. Although all of the ARS invested in by the Company have continued to pay interest according to their stated terms and substantially all of the ARS invested in by the Company continue to be a rated “A” or above, the Company recorded an unrealized loss of $9,187 and $1,854 during the first and second quarters of 2008, respectively, resulting in a reduction in stockholders’ equity. Since the Company has the ability and presently expects to hold these investments until recovery of their fair value, which may not be prior to the maturity of the applicable security, for the purpose of its financial statements, the Company does not consider these investments to be other-than-temporarily impaired as such term is defined in the accounting literature.

The credit and capital markets, including the market for ARS have remained illiquid in 2008, and as a result of this and other factors specific to certain ARS, the Company’s unrealized loss on its ARS had subsequently increased by $198, to a cumulative unrealized loss of $15,232 as of July 31, 2008, based upon consideration of such factors as issuer and insurer credit rating, comparable market data, if available, the credit quality of the ARS, the rate of interest received since the date the auctions began, yields of securities similar to the underlying ARS and input from broker-dealers statements provided by the investment bank through which the Company holds such securities. Additionally, in July 2008, the Company received an early redemption by an issuer of ARS at par value of $4,950. This security was never deemed to have an unrealized loss, and therefore, its redemption will have no affect on stockholders’ equity.

Given the failed auctions, many of the Company’s ARS are currently illiquid.  Accordingly, the Company has reclassified $7,513 (face amount of $20,350 less estimated devaluations of $12,837), in ARS from current to non-current assets at December 31, 2007 on its balance sheet due to the fact that the Company believes that the liquidity of these ARS is unlikely to be restored in a period less than twelve months from such date.

The Company has determined that the securities broker-dealer that purchased the ARS on behalf of the Company at issue based on discretion afforded to it has violated its legal obligations to the Company. As a result, the Company has taken various measures to obtain appropriate legal relief, including initiating an arbitration with the Financial Industry Regulatory Authority.

If uncertainties in the credit and capital markets continue or the Company’s investments experience any rating downgrades on any investments in its ARS portfolio or the value of such investments declines further, the Company may incur impairment charges to its investment portfolio, which could negatively affect the Company’s financial condition and cash flow. If in the reasonable judgment of the Company, the value of any ARS should be permanently impaired, the Company would record an expense which would negatively impact reported earnings. As a result of the current market issues, the Company has invested its surplus cash solely in U.S. Treasury securities.

The Company believes that based on the Company’s current cash, cash equivalents and investment securities, the current lack of liquidity affecting a significant portion of its portfolio of ARS will not have a material impact on the Company’s liquidity necessary for day-to-day operations or its ability to fund its operations. However, such illiquidity is affecting the Company’s ability to make capital investments or expand its operations.

Sources and Uses of Cash

Cash flows for the three and six months ended June 30, 2008 and 2007 were as follows:

Sources (Uses)	2008	2007
Operating Activities	$(4,594)	$(2,931)
Investing Activities	18,892	3,662
Financing Activities	(2,873)	(115)

Working capital, consisting of current assets less current liabilities, was $51,802 as of June 30, 2008 and $65,135 as of December 31, 2007.

Operating Activities

2008

Net cash used in operating activities for the six months ended June 30, 2008 of $4,594 primarily reflects a decrease in the Company’s business performance. This decrease was partially offset by increased amortization of television and film costs and the 4Kids TV broadcast fee.

2007

Net cash used in operating activities for the six months ended June 30, 2007 of $2,931 primarily reflects a decrease in the Company’s business performance. This decrease was partially offset by amortization of television and film costs and the amortization of the 4Kids TV broadcast fee.

Investing Activities

2008

Net cash provided by investing activities for the six months ended June 30, 2008 of $18,892 reflects a shift in the Company’s investments for the period, from auction-rate securities to U.S. Treasury securities which are short in duration and are classified as cash and cash equivalents.

2007

Net cash provided by investing activities for the six months ended June 30, 2007 of $3,662 reflected the proceeds received on the maturity of the Company’s investments, partially offset by the purchase of auction-rate securities with its excess cash balances as well as the investment in TC Websites.

Financing Activities

2008

Net cash used in financing activities for the six months ended June 30, 2008 of $2,873 reflects the Company’s purchase of shares of its common stock classified as treasury stock on the consolidated financial statements.

2007

Net cash used in financing activities for the six months ended June 30, 2007 of $115 reflected the Company’s purchase of shares of its common stock classified as treasury stock on the consolidated financial statements.

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

With respect to the broadcast fee for the 2007-2008 broadcast season, a payment of $5,000 was due on April 1, 2008, which was not made by the Company in connection with the Company’s exercise of its set-off rights thereunder further described in Note 8, “Legal Proceedings”. The Company has also not made a payment of $5,000 in respect of the 2007-2008 broadcast season’s fees that was due on July 1, 2008 in connection with its exercise of such set-off rights. Additionally, the Company believes that it has no financial exposure related to this exercise of such set-off rights since the Company has no prepaid assets related to the Fox Agreement on its financial statements as of June 30, 2008.

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

Contractual Commitments

The Company’s contractual obligations and commitments are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. As of June 30, 2008, the Company’s contractual obligations and commitments have not materially changed since December 31, 2007.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Changes in Internal Control over Financial Reporting

During the second quarter of 2008, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

On April 24, 2008, the Company commenced an action in the Supreme Court of the State of New York, County of New York against Fox Broadcasting Company ("Fox") seeking declaratory relief and damages from Fox pursuant to the agreement dated as of January 18, 2002, as amended, between the Company and Fox (the "Fox Agreement"). Under the terms of the Fox Agreement, during each broadcast season, Fox is required to broadcast the 4Kids programming block on Saturday morning between the hours of 8am and 12pm in the Eastern and Pacific Time zones and between the hours of 7am and 11am in the Central and Mountain Time zones on stations broadcasting to, on average, at least 90% of United States television households ("Minimum Average Clearance"). Under the terms of the Fox Agreement if, in any broadcast season, the 4Kids programming block has not achieved the Minimum Average Clearance, the Company is entitled to a reduction in the time buy fee payable under the Fox Agreement determined in accordance with a formula set forth in the Fox Agreement. If there are additional payments due from the Company to Fox under the Fox Agreement, the Company is entitled to set off the amount of the reduction in the time buy fee against future payments otherwise due Fox from the Company; if such future payments due from the Company to Fox are insufficient to provide the Company with the full amount of the reduction in the time buy fee resulting from Fox's failure to maintain the required Minimum Average Clearance, the Company is entitled to a refund from Fox.

As a result of Fox's alleged failure to maintain the required Minimum Average Clearance during past broadcast seasons, the Company exercised its set off right in the Fox Agreement and did not pay Fox the $5 million installment of the time buy fee that was due on April 1, 2008. Since Fox disputed whether the Company was entitled to a reduced time buy fee, the Company brought this action seeking a declaratory judgment from the court confirming its set off right. The Company also asserted a separate claim for damages against Fox alleging that, as a result of Fox's failure to achieve the Minimum Average Clearance for past broadcast seasons and its failure to broadcast 4Kids' programming within the Saturday morning block, the Company sustained damages resulting from, among other things, lost advertising and merchandising revenue.

On May 27, 2008, Fox removed the case from state court to federal court (the United States District Court for the Southern District of New York). On June 3, 2008, Fox filed its answer to the complaint and asserted counterclaims against the Company alleging that the Company's failure to pay the $5 million installment of the time buy fee otherwise scheduled to be paid on April 1, 2008 was a breach of contract and that the Company's alleged statement to Fox that the Company would not pay the $5 million installment of the time buy fee that was scheduled to be paid on July 1, 2008 constituted a breach of the Fox Agreement by anticipatory repudiation. On July 16, 2008, the Company filed its reply to Fox's counterclaims. In view of the set off right against future installments of the time buy fee specifically provided for in the Fox Agreement in the event that Fox fails to maintain the Minimum Average Clearance, the Company believes that it has meritorious defenses to the Fox counterclaims.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Purchases of Equity Securities by the Issuer

ISSUER PURCHASES OF EQUITY SECURITIES

Period During 2008	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Jan. 1 – Jan. 31	93,979	$11.85	93,979	896,621
Feb. 1 – Feb. 29	15,300	12.24	109,279	881,321
Mar. 1 – Mar. 31	126,205	11.42	235,484	755,116
Apr. 1 – Apr. 30	—	—	—	755,116
May 1 – May 31	—	—	—	755,116
Jun. 1 – Jun. 30	—	—	—	755,116
Total	235,484	$11.65	235,484	755,116

(1) On December 4, 2007, the Company announced that the Board of Directors authorized the Company to purchase up to 1,000,000 shares of the Company’s common stock from time to time through December 31, 2008 in the open market or through negotiated prices. The Company purchased 235,484 shares at an average price of $11.65 per share for the six months ended June 30, 2008 under this authorization. During the three months ended June 30, 2008, no shares of the Company’s common stock were purchased by the Company under this authorization. As of August 8, 2008, no shares of the Company’s common stock were subsequently purchased by the Company under this authorization.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of the Company was held on May 20, 2008. The matters voted upon, including the number or votes cast for, against or withheld, as well as the number of abstentions and broker–non-votes, as to each such matter were as follows:

Proposal 1: All six of management’s nominees for directors as listed in the Company’s 2008 proxy statement were elected with the number of votes cast for each nominee as follows:

	Shares Voted “FOR”	Shares Voted “AGAINST”	Shares “ABSTAINING”	Broker Non-Votes	Votes Withheld
Richard Block	6,476,386	N/A	N/A	N/A	4,782,910
Jay Emmett	6,476,371	N/A	N/A	N/A	4,782,925
Michael Goldstein	6,476,256	N/A	N/A	N/A	4,783,040
Alfred R. Kahn	6,797,043	N/A	N/A	N/A	4,462,253
Samuel R. Newborn	6,754,723	N/A	N/A	N/A	4,504,573
Randy O. Rissman	6,797,451	N/A	N/A	N/A	4,461,845

Proposal 2: The proposal to appoint Eisner LLP as independent auditors to audit the Company’s financial statements for the fiscal year ending December 31, 2008 was ratified by the following vote:

Shares Voted “FOR”	Shares Voted “AGAINST”	Shares “ABSTAINING”	Broker Non-Votes	Votes Withheld
11,196,085	53,777	9,434	—	—

Proposal 3: The proposal to approve the 4Kids Entertainment, Inc. 2008 Long-Term Incentive Compensation Plan was ratified by the following vote:

Shares Voted “FOR”	Shares Voted “AGAINST”	Shares “ABSTAINING”	Broker Non-Votes	Votes Withheld
4,852,578	3,332,194	376,247	2,698,277	—

Item 6.	Exhibits.

(a)	Exhibits

10.1	Employment Agreement, dated as of June 1, 2008, between 4Kids Ad Sales, Inc. and Daniel Barnathan.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Joint Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

4KIDS ENTERTAINMENT, INC.

Date: August 11, 2008

By:	/s/ Alfred R. Kahn

___________________________

Alfred R. Kahn,
Chairman of the Board,
Chief Executive Officer and
Director

By:	/s/ Bruce R. Foster

___________________________

Bruce R. Foster,
Executive Vice President,
Treasurer, Chief Financial
Officer and Principal Accounting
Officer