Form 10-Q
period 2008-09-30
4 KIDS ENTERTAINMENT INC
filed 2008-11-10
CIK 58592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

      As of November 7, 2008, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 13,227,019.

4Kids Entertainment, Inc. and Subsidiaries

Table of Contents

		Page #
Part I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007	2
	Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2008 and 2007	3
	Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the nine months ended September 30, 2008 (Unaudited) and the year ended December 31, 2007	4
	Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2008 and 2007	5
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37
Item 4.	Controls and Procedures	37
Part II—OTHER INFORMATION
Item 1.	Legal Proceedings	37
Item 1A	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 6.	Exhibits	40
Signatures		41

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2008 and DECEMBER 31, 2007

(In thousands of dollars, except share data)

ASSETS:	2008		2007
Current assets:	(Unaudited	)
Cash and cash equivalents	$40,924		$24,872
Investments	—		36,106
Total cash, cash equivalents and investments	40,924		60,978

Accounts receivable - net	17,515		21,403
Inventories	2,383		611
Prepaid income taxes	965		1,159
Prepaid expenses and other current assets	2,250		2,985
Current assets from discontinued operations	451		372
Total current assets	64,488		87,508

Property and equipment - net	4,483		4,255
Long-term investments	26,779		31,806
Accounts receivable – non-current, net	198		208
Film and television costs - net	15,821		14,352
Non-current assets from discontinued operations	475		926
Other assets - net (includes related party amounts of $5,904 and $4,265, respectively)	17,019		12,024
Total assets	$129,263		$151,079

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Due to licensors	$7,415		$4,420
Accounts payable and accrued expenses	25,413		14,969
Deferred revenue	3,316		2,984
Total current liabilities	36,144		22,373
Deferred rent	495		618
Total liabilities	36,639		22,991

Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $.01 par value - authorized, 3,000,000 shares; none issued	—		—
Common stock, $.01 par value - authorized, 40,000,000 shares; issued, 15,246,579 and 15,099,812 shares; outstanding 13,227,019 and 13,332,207 shares in 2008 and 2007, respectively	152		151
Additional paid-in capital	65,107		63,679
Accumulated other comprehensive loss	(19,376)		(2,562)
Retained earnings	83,117		100,323
	129,000		161,591
Less cost of 2,019,560 and 1,767,605 treasury shares in 2008 and 2007, respectively	36,376		33,503
	92,624		128,088
Total liabilities and stockholders’ equity	$129,263		$151,079

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(In thousands of dollars, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net revenues:
Service revenue	$10,534	$12,183	$34,620	$39,123
Product revenue	7,250	—	14,743	—
Total net revenues	17,784	12,183	49,363	39,123

Costs and expenses:
Selling, general and administrative	13,937	10,487	39,892	29,626
Production service costs	1,710	1,482	5,245	5,050
Cost of sales of trading cards	3,447	—	6,360	—
Amortization of television and film costs	1,864	1,546	5,269	4,677
Amortization of 4Kids TV broadcast fee	3,041	5,482	12,150	13,726
Total costs and expenses	23,999	18,997	68,916	53,079

Loss from operations	(6,215)	(6,814)	(19,553)	(13,956)

Interest income	689	1,254	2,096	3,821

Loss before income taxes	(5,526)	(5,560)	(17,457)	(10,135)

Benefit from income taxes	—	2,471	—	4,746

Loss from unconsolidated operations –
net of a tax benefit	—	(1,061)	—	(1,179)
Minority interest (Note 11)	251	—	251	—

Net loss	$(5,275)	$(4,150)	$(17,206)	$(6,568)

Per share amounts:

Basic loss per common share	$(0.40)	$(0.31)	$(1.31)	$(0.50)

Diluted loss per common share	$(0.40)	$(0.31)	$(1.31)	$(0.50)

Weighted average common shares
outstanding - basic	13,153,508	13,211,222	13,166,281	13,196,621

Weighted average common shares
outstanding - diluted	13,153,508	13,211,222	13,166,281	13,196,621

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED) AND YEAR ENDED DECEMBER 31, 2007

(In thousands of dollars and shares)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Less Treasury Stock	Total Stockholders’ Equity
	Shares	Amount

BALANCE, DECEMBER 31, 2006	14,933	$149	$62,859	$123,649	$1,329	$(33,249)	$154,737
Issuance of common stock and stock options exercised	167	2	820	—	—	—	822
Acquisition of treasury stock, at cost	—	—	—	—	—	(254)	(254)
Comprehensive loss:
Net loss	—	—	—	(23,326)	—	—	(23,326)
Translation adjustment	—	—	—	—	102	—	102
Unrealized loss on investment securities	—	—	—	—	(3,993)	—	(3,993)
Total comprehensive loss	—	—	—	—	—	—	(27,217)

BALANCE, DECEMBER 31, 2007	15,100	$151	$63,679	$100,323	$(2,562)	$(33,503)	$128,088
Issuance of common stock and stock options exercised	147	1	1,428	—	—	—	1,429
Acquisition of treasury stock, at cost	—	—	—	—	—	(2,873)	(2,873)
Comprehensive loss:
Net loss	—	—	—	(17,206)	—	—	(17,206)
Translation adjustment	—	—	—	—	(656)	—	(656)
Unrealized loss on investment securities	—	—	—	—	(16,158)	—	(16,158)
Total comprehensive loss	—	—	—	—	—	—	(34,020)

BALANCE, SEPTEMBER 30, 2008	15,247	$152	$65,107	$83,117	$(19,376)	$(36,376)	$92,624

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(In thousands of dollars)
	2008	2007
Cash flows from operating activities:
Net loss	$(17,206)	$(6,568)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities – continuing operations:
Depreciation and amortization	1,128	674
Amortization of television and film costs	5,269	4,677
Amortization of 4Kids TV broadcast fee	12,150	13,726
Provision for doubtful accounts	350	594
Deferred income taxes	—	(5,290)
Loss on investment in unconsolidated affiliate	—	2,005
Changes in operating assets and liabilities:
Inventory	(1,772)	—
Accounts receivable	3,351	9,640
Film and television costs	(6,738)	(5,569)
Prepaid income taxes	194	104
Prepaid 4Kids TV broadcast fee	(5,760)	(13,726)
Prepaid expenses and other current assets	708	(738)
Other assets - net	(5,006)	(1,772)
Due to licensors	2,671	2,554
Accounts payable and accrued expenses	5,296	(2,916)
Deferred revenue	332	(2,012)
Deferred rent	(123)	(117)

Net cash used in operating activities – continuing operations	(5,156)	(4,734)
Net cash provided by operating activities – discontinued operations	372	341
Net cash used in operating activities	(4,784)	(4,393)

Cash flows from investing activities:
Proceeds from maturities of investments	24,975	130,738
Purchase of investments	—	(112,683)
Purchase of property and equipment	(1,356)	(1,297)
Loss from disposal of property and equipment	—	4
Purchase of investment in unconsolidated affiliate	—	(2,101)
Net cash provided by investing activities	23,619	14,661

Cash flows from financing activities:
Proceeds from exercise of stock options	232	26
Purchase of treasury shares	(2,873)	(135)
Tax benefit on exercise of stock options	—	5
Net cash used in financing activities	(2,641)	(104)

Effect of exchange rate changes on cash and cash equivalents	(142)	190

Net increase in cash and cash equivalents	16,052	10,354

Cash and cash equivalents, beginning of period	24,872	18,066

Cash and cash equivalents, end of period	$40,924	$28,420

Supplemental disclosure of cash flow information:
Cash paid during period for Income Taxes	$55	$—
Supplemental schedule of non-cash investing and financing activities
Unrealized loss on marketable securities included in other comprehensive loss	$16,158	$—

Vesting of restricted shares	$1,197	$566

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

Advertising Media and Broadcast - The Company, through a multi-year agreement with Fox Broadcasting Corporation (“Fox”), leases Fox’s Saturday morning programming block (“4Kids TV”) from 8am to 12pm eastern/pacific time (7am to 11am central time). The Company provides substantially all programming content to be broadcast on 4Kids TV. 4Kids Ad Sales, Inc. (“4Kids Ad Sales”), a wholly-owned subsidiary of the Company, retains all of the revenue from its sale of network advertising time for the four-hour time period leased from Fox which will terminate on December 31, 2008.

On October 1, 2007, the Company and The CW Network, LLC (“The CW”) entered into an agreement (the “CW Agreement”), under which The CW granted to the Company the exclusive right to program The CW's Saturday morning children's programming block that is broadcast in most markets between 7am and 12pm (“The CW Kids Block”) for an initial term of five years which began with The CW's 2008-2009 broadcast season.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The consolidated financial statements, except for the December 31, 2007 consolidated balance sheet and the consolidated statement of stockholders’ equity and comprehensive loss for the year ended December 31, 2007, are unaudited and should be read in conjunction with audited consolidated financial statements and notes thereto for the year ended December 31, 2007 as presented in our Annual Report on Form 10-K. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position of the Company as of September 30, 2008 and December 31, 2007, and the results of operations for the three and nine months ended September 30, 2008 and 2007, and stockholders’ equity and comprehensive loss for the nine months ended September 30, 2008 and the year ended December 31, 2007, and cash flows for the nine months ended September 30, 2008 and 2007. Because of the inherent seasonality and changing trends of the toy, game, entertainment and advertising industries, operating results for the Company on a quarterly basis may not be indicative of operating results for the full year.

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

Episodic television series revenues: Television series initially produced for networks and first-run syndication are generally licensed to domestic and foreign markets concurrently or licensed to foreign markets with a one year lag from the domestic broadcast of the series. The length of the revenue cycle for episodic television varies depending on the number of seasons a series remains in active exploitation. Revenues arising from television license agreements, net of licensor participations, are recognized in the period that the films or episodic television series are available for telecast.

Production and adaptation costs charged to the licensors of television rights to Properties represented by the Company are included in net revenues and the corresponding costs are included in production service costs in the accompanying consolidated statements of operations. Production service costs included in net revenues amounted to $1,684 and $4,982 for the three and nine months ended September 30, 2008, respectively and $1,396 and $4,784 for the three and nine months ended September 30, 2007, respectively.

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

Fair Value Measurements - The fair values of the Company’s financial instruments reflect the estimates of amounts that would be received from selling an asset in an orderly transaction between market participants at the measurement date. The fair value estimates presented in this report are based on information available to the Company as of September 30, 2008 and December 31, 2007.

The carrying values of cash and cash equivalents approximate fair value. The Company has estimated the fair value of its investment in auction rate securities (“ARS”) using unobservable inputs at September 30, 2008.

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

Investments – The Company’s short-term investments principally consisted of ARS and other debt securities. ARS are generally rated “A” or better by one or more national rating agencies and have contractual maturities of up to 30 years. The Company classifies its investments in auction rate securities as “available for sale.” The auction rate securities that the Company invests in generally have interest reset dates that occur every 7 or 35 days and despite the long-term nature of their stated contractual maturity, the historical operation of the auction rate security market has given the Company the ability to quickly liquidate these securities at ongoing auctions every 35 days or less.

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

As of September 30, 2008, the Company held ARS having an aggregate principal amount of approximately $46,930. The ARS currently held by the Company are private placement debt securities with long-term nominal maturities and interest rates that typically reset monthly. The Company’s investments in ARS represent interests in debt obligations issued by banks and insurance companies that originally had at least an “A” credit rating at the time of purchase, including JP Morgan Chase, bond insurers and re-insurers such as MBIA, AMBAC, FGIC, FSA, RAM and Radian, and International Lease Finance Corporation, the aircraft leasing subsidiary of AIG.

The ARS held by the Company as of September 30, 2008, have experienced failed auctions. As of September 30, 2008, the estimated fair market value of the ARS held by the Company had declined by $20,151 ($3,993 during 2007 and $16,158 during the first nine months of 2008) to $26,779, based upon an analysis of the current market conditions of the Company’s securities made by the Company in accordance with SFAS No. 157. Although all of the ARS invested in by the Company have continued to pay interest according to their stated terms and substantially all of the ARS invested in by the Company are rated “BBB” or above, the Company recorded an unrealized loss of $9,187, $1,854 and $5,117 during the first, second and third quarters of 2008, respectively, resulting in a reduction in stockholders’ equity. Since the Company has the ability and presently expects to hold these investments until recovery of their face value, which may not be prior to the maturity of the applicable security, the Company does not consider these investments to be other-than-temporarily impaired as such term is defined in the accounting literature.

The credit and capital markets, including the market for ARS have remained illiquid in 2008, and as a result of this and other factors specific to certain ARS, the Company’s unrealized loss on its ARS may subsequently increase. The Company values the ARS quarterly based upon consideration of such factors as issuer and insurer credit rating, comparable market data, if available, current market conditions, the credit quality of the ARS, the rate of interest received since the date the auctions began, yields of securities similar to the underlying ARS and input from broker-dealers’ statements provided by the investment bank through which the Company holds such securities. Additionally, during the first nine months of 2008, the Company received an early redemption by certain issuers of ARS at par value of $14,975. Since these securities were never deemed to have an unrealized loss, their redemption had no affect on stockholders’ equity. As of November 7, 2008, no securities were subsequently redeemed.

Given the failed auctions, the Company’s ARS are currently illiquid.  Accordingly, the Company has reclassified $19,967, see Note 3, “Investment”, in ARS from current to non-current assets at September 30, 2008 on its balance sheet due to the fact that the Company believes that the liquidity of these ARS is unlikely to be restored in a period less than twelve months from such date.

The Company believes that Lehman Brothers, Inc., the securities broker-dealer that purchased the ARS on behalf of the Company at issue based on discretion afforded to it, has violated its legal obligations to the Company. As a result, the Company has taken various measures to obtain appropriate legal relief, including initiating an arbitration with the Financial Industry Regulatory Authority. On September 15, 2008, Lehman Brothers Holdings, Inc., the parent company of Lehman Brothers, Inc., filed for bankruptcy. On September 16, 2008, Barclays PLC announced that it had reached an agreement to purchase the assets of Lehman Brothers Holdings, Inc.’s North American operations, including substantial assets of Lehman Brothers, Inc. The Lehman-Barclays transaction was approved by the United States Bankruptcy Court for the Southern District of New York on September 20, 2008. On September 19, 2008, the Securities Investor Protection Corporation (“SIPC”) filed a proceeding, placing Lehman Brothers, Inc. in liquidation under the Securities Investor Protection Act (“SIPA”). SIPC, pursuant to its authority under SIPA, has acted to facilitate the transfer of Lehman Brothers, Inc.’s customer accounts (including the Company’s accounts) to Barclays, PLC. In view of the bankruptcy of Lehman Brothers Holdings, Inc. and the liquidation of Lehman Brothers, Inc., the Company is currently assessing what additional steps to take to pursue legal redress.

If uncertainties in the credit and capital markets continue or the Company’s investments experience any rating downgrades on any investments in its ARS portfolio or the value of such investments declines further, the Company may incur impairment charges to its investment portfolio, which could negatively affect the Company’s financial condition, results of operations and cash flow. As a result of the current market issues, the Company’s surplus cash is invested solely in U.S. Treasury securities with a maturity of 90 days or less.

The Company believes that based on the Company’s current cash and cash equivalents, the current lack of liquidity affecting a significant portion of its portfolio of ARS will not have a material impact on the Company’s liquidity necessary for day-to-day operations or its ability to fund its operations. However, such illiquidity is affecting the Company’s ability to make capital investments or expand its operations.

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

Translation of Foreign Currency – In accordance with SFAS No. 130, Reporting Comprehensive Income (“SFAS No. 130”), the Company classifies items of other comprehensive income by their nature in the financial statements and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet. The assets and liabilities of the Company’s foreign subsidiary, 4Kids International have been recorded in their local currency and translated to U.S. dollars using period-end exchange rates. Income and expense items have been translated at the average rate of exchange prevailing during the period. Any adjustment resulting from translating the financial statements of the foreign subsidiary is reflected as “other comprehensive income”, net of related tax. Comprehensive loss for the three and nine months ended September 30, 2008 was $11,070 and $34,020, respectively, which included translation adjustments of $678 and $656 for the respective periods. Comprehensive loss for the three and nine months ended September 30, 2007 was $4,043 and $6,299, respectively, which included translation adjustments of $107 and $269 for the respective periods.

Recently Issued Accounting Pronouncements – In November 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”), which continues to require that all business combinations be accounted for by applying the acquisition method. Under the acquisition method, the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any contingent consideration and contractual contingencies, as a whole, at their fair value as of the acquisition date. Under SFAS No. 141R, all transaction costs are expensed as incurred. SFAS No. 141R rescinds EITF Issue No. 93-7 (“EITF 93-7). Under EITF 93-7, the effect of any subsequent adjustments to uncertain tax positions were generally applied to goodwill, except for post-acquisition interest on uncertain tax positions, which was recognized as an adjustment to income tax expense. Under SFAS No. 141R, all subsequent adjustments to these uncertain tax positions that otherwise would have impacted goodwill will be recognized in the income statement. SFAS No. 141R will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008.

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

In October 2008, the FASB issued FASB Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”). FSP 157-3 intended to clarify the application of SFAS No. 157 by providing an example that illustrates how the fair value of a financial asset is determined when the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The Company determined that the adoption of this standard has not had an impact on its consolidated financial position or results of operations.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values and estimated fair values of the Company’s financial instruments for the periods presented are as follows:

	Estimated Fair Value Measurements
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2008:
Financial Assets
Cash and cash equivalents	$40,924	$40,924	$—	$—
Total short-term investments	$40,924	$40,924	$—	—

Auction rate securities	$26,779	$—	$—	$26,779
Total long-term investments	$26,779	$—	$—	$26,779

Total Financial Assets	$67,703	$40,924	$—	$26,779

December 31, 2007:
Financial Assets
Cash and cash equivalents	$24,872	$24,872	$—	$—
Auction rate securities	31,170	—	—	31,170
Corporate obligations	4,936	—	—	4,936
Total short-term investments	$60,978	$24,872	$—	$36,106

Auction rate securities	$26,806	$—	$—	$26,806
Corporate obligations	5,000	5,000	—	—
Total long-term investments	$31,806	$5,000	$—	$26,806

Total Financial Assets	$92,784	$29,872	$—	$62,912

Level 1- The Company’s Level 1 assets consist of cash, U.S. Treasury securities with original maturities of three months or less and market quoted corporate obligations.

Level 2 - At September 30, 2008 and December 31, 2007, the Company had no investments which were considered to be Level 2 assets.

Level 3 – The Company’s Level 3 assets consist of the Company’s investment in ARS. The recent uncertainties in the credit markets have prevented the Company and other investors from liquidating their holdings of ARS in auctions for these securities during the nine months ended September 30, 2008, because the amount of securities submitted for sale has exceeded the amount of purchase orders.

The carrying value of the Company’s investments in ARS as of September 30, 2008 represents the Company’s best estimate of the fair value of these investments based on currently available information. The estimation process included consideration of such factors as issuer and insurer credit rating, comparable market data, if available, the credit quality of the ARS, the rate of interest received since the date the auctions began, yields of securities similar to the underlying ARS and input from broker-dealers. Due to the uncertainty in the credit markets, it is reasonably possible that the fair value of these investments may change in the near term. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the Company may be required to further adjust the carrying value of its investment in ARS through additional devaluations.

The table below provides a summary of changes in fair value for the Company’s Level 3 investments:

	September 30, 2008
	Amortized Cost	Unrealized Loss	Estimated Fair Value

Auction-Rate securities – long-term	$46,930	$(20,151)	$26,779
Total long-term investments	$46,930	$(20,151)	$26,779

	December 31, 2007
	Amortized Cost	Unrealized Loss	Estimated Fair Value

Auction-Rate securities	$31,555	$ (385)	$31,170
Corporate obligations	5,000	(64)	4,936
Total short-term investments	$36,555	$ (449)	$36,106

Auction-Rate securities – long-term	$30,350	$(3,544)	$26,806
Corporate obligations	5,000	—	5,000
Total long-term investments	$35,350	$(3,544)	$31,806

The following table presents additional information about assets measured at fair value using Level 3 inputs for the nine months ended September 30, 2008:

	Short-Term		Long-Term
	Auction Rate Securities	Corporate Bonds	Auction Rate Securities	Total
Balance as of January 1, 2008	$31,170	$4,936	$26,806	$62,912

Unrealized (loss) gain	(4,455)	64	(11,767)	(16,158)

Sales or settlements*	(14,975)	(5,000)	—	(19,975)

Transfer to long-term	(11,740)	—	11,740	—

Balance as of September 30, 2008	$—	$—	$26,779	$26,779

*All securities were redeemed at face value.

4. STOCK-BASED EMPLOYEE COMPENSATION

The Company has stock-based compensation plans for employees and non-employee members of the Board of Directors. The plans provide for discretionary grants of stock options, shares of restricted stock, and other stock-based awards. The plans are administered by the Compensation Committee of the Board of Directors, consisting of non-employee directors.

Effective January 1, 2006, the Company adopted SFAS No. 123-R (revised 2004), Share-Based Payments, utilizing the modified prospective method whereby prior periods are not restated for comparability. SFAS 123-R requires recognition of stock-based compensation expense in the statement of operations over the vesting period based on the fair value of the award at the grant date. The Company did not grant any stock options during the nine months ended September 30, 2008 and at

January 1, 2006, all of the Company’s outstanding options were fully vested. Consequently, the adoption of this pronouncement did not have a material effect on the Company’s consolidated financial position or results of operations.

The following table summarizes activity under our stock option plans for the nine months ended September 30, 2008:

	Shares under Options (In thousands)	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at beginning of period	1,715	$18.43
Grants	—	—
Exercised	(75)	3.10
Forfeited	(328)	12.59
Outstanding at end of period	1,312	$20.77	1.48	$—

Exercisable at end of period	1,312	$20.77	1.48	$—

As of September 30, 2008, there were no options outstanding to purchase shares with an exercise price below the quoted price of its common stock. During the nine months ended September 30, 2007, the aggregate intrinsic value of options exercised under its stock option plans was $13, determined as of the date of exercise. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company’s common stock on the date of determination for those awards that have an exercise price currently below the closing price.

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

A summary of restricted stock award activity under the Company’s LTICPs as of September 30, 2008 and changes during the nine months then ended is presented as follows:

	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2008	254	$16.68
Granted	311	7.85
Vested	(71)	16.65
Forfeited	(6)	9.02
Outstanding at September 30, 2008	488	$11.14

The Company recognized $490 and $1,170 of compensation costs related to the LTICPs during the three and nine months ended September 30, 2008, respectively and $309 and $653 of compensation costs during the three and nine months ended September 30, 2007, respectively. Additionally, as of September 30, 2008, there was approximately $2,082, $1,695 and $879 of unrecognized compensation cost related to restricted stock awards granted under the Company’s 2007, 2006 and 2005 LTICPs, respectively. The cost is expected to be recognized over a remaining weighted-average period of 2.6, 2.7 and 1.6 years under the 2007, 2006 and 2005 LTICPs, respectively. There were approximately 39,000 and 32,000 shares of restricted stock that vested during the nine months ended September 30, 2008 related to the 2006 and 2005 LTICPs, respectively.

Availability for Future Issuance - As of September 30, 2008, (i) options to purchase approximately 1,085,000 shares of the Company’s common stock were available for future issuance under the Company’s stock option plans and (ii) options to purchase a maximum of approximately 936,000 shares of the Company’s common stock were available for future issuance under the Company’s LTICPs, reduced by four shares for each share of restricted stock awarded under the 2006 and 2005 LTICPs, under which an aggregate of 48,000 shares of the 936,000 total shares were available for issuance as options, and reduced by two shares for each share of restricted stock awarded under the 2008 and 2007 LTICPs, under which an aggregate of 888,000 of the 936,000 total shares were available for issuance as options.

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

The Company has deferred all amounts received under the contract, and recognizes revenue as the Current Music Assets and Future Music Assets generate revenue over the contract term. The Company expects and continues to produce additional new music which, based on the success of the administrative service, continues to supply the unaffiliated third party with this content. Since the Company continues to deliver more than the amount of music required to be delivered under the Music Agreement, there is no way to appropriately record the fair value of the future amounts to be delivered. Based on EITF 00-21, the Company’s inability to fair value the future portion of the music deliverables results in the entire amount recorded as deferred revenue. The most appropriate and systematic method of accounting for this revenue relating to the deferred portion would be to reduce this deferred amount dollar for dollar based on the actual music earnings of the Company. Pursuant to the above, the Company recognized revenues of $165 and $434 for the three and nine months ended September 30, 2008, respectively, and $165 and $336 for the three and nine months ended September 30, 2007, respectively. The Company has included $1,560 and $1,994 as deferred revenue on the accompanying consolidated balance sheets as of September 30, 2008 and December 31, 2007, respectively.

Home Video - At various dates since May 2002, 4Kids Home Video entered into various agreements with an unaffiliated third party home video distributor (the “Video Distributor”) pursuant to which 4Kids Home Video provides ongoing advertising, marketing and promotional services with respect to certain home video titles that are owned or controlled by the Company and which are distributed by the Video Distributor. The Video Distributor has paid the Company cumulative advances of $4,119 against 4Kids Home Video’s share of the distribution and service fee proceeds to be realized by 4Kids Home Video from such titles. Pursuant to the above, the Company recognized revenue of $7 and $195 for the three and nine months ended September 30, 2008, respectively, and $3 and $108 for the three and nine months ended September 30, 2007, respectively. The Company has included $224 and $419 as deferred revenue on the accompanying consolidated balance sheets as of September 30, 2008 and December 31, 2007, respectively.

Other Agreements - In addition, the Company entered into other agreements for various Properties and advertising time on 4Kids TV in which the Company has received certain advances and/or minimum guarantees. As of September 30, 2008 and December 31, 2007, the unearned portion of these advances and guaranteed payments was $1,532 and $571, respectively, and is included in deferred revenue on the accompanying consolidated balance sheets.

6. INCOME TAXES

The (provision for) benefit from income taxes consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Current	$—	$(563)	$—	$(544)
Deferred	1,849	3,034	6,935	5,290
	$1,849	$2,471	$6,935	$4,746
Less: Valuation allowance	(1,849)	—	(6,935)	—
Total	$—	$2,471	$—	$4,746

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

Certain reclassifications have been made to prior year amounts to conform to the 2008 presentation.

7. EARNINGS PER SHARE

The Company applies SFAS No. 128, Earnings per Share, which requires the computation and presentation of earnings per share (“EPS”) to include basic and diluted EPS. Basic EPS is computed based solely on the weighted average number of common shares outstanding during the period. Diluted EPS reflects all potential dilution of common stock. The following table reconciles Basic EPS with Diluted EPS for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended			Nine Months Ended
September 30, 2008	Net Loss	Weighted Average Shares	Per Share	Net Loss	Weighted Average Shares	Per Share
Basic loss per share –Loss available to common shareholders	$(5,275)	13,153,508	$(0.40)	$(17,206)	13,166,281	$(1.31)

Effect dilutive security – Stock options	—	—	—	—	—	—

Diluted loss per share	$(5,275)	13,153,508	$(0.40)	$(17,206)	13,166,281	$(1.31)

	Three Months Ended			Nine Months Ended
September 30, 2007	Net Loss	Weighted Average Shares	Per Share	Net Loss	Weighted Average Shares	Per Share
Basic loss per share –Loss available to common shareholders	$(4,150)	13,211,222	$(0.31)	$(6,568)	13,196,621	$(0.50)

Effect dilutive security – Stock options	—	—	—	—	—	—

Diluted loss per share	$(4,150)	13,211,222	$(0.31)	$(6,568)	13,196,621	$(0.50)

For the nine months ended September 30, 2008 and 2007, 1,312,000 and 1,210,750 shares, respectively, attributable to the exercise of outstanding options, were excluded from the calculation of diluted EPS because the effect was antidilutive.

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

As a result of Fox's alleged failure to maintain the required Minimum Average Clearance during past broadcast seasons, the Company exercised its set-off right in the Fox Agreement and did not pay Fox the $5,000 installment of the time buy fee that was due on April 1, 2008. Since Fox disputed whether the Company was entitled to a reduced time buy fee, the Company brought this action seeking a declaratory judgment from the court confirming its set-off right. The Company also asserted a separate claim for damages against Fox alleging that, as a result of Fox's failure to achieve the Minimum Average Clearance for past broadcast seasons and its failure to broadcast 4Kids' programming within the Saturday morning block, the Company sustained damages resulting from, among other things, lost advertising and merchandising revenue.

On May 27, 2008, Fox removed the case from state court to federal court (the United States District Court for the Southern District of New York). On June 3, 2008, Fox filed its answer to the complaint and asserted counterclaims against the Company alleging that the Company's failure to pay the $5,000 installment of the time buy fee otherwise scheduled to be paid on April 1, 2008 was a breach of contract and that the Company's alleged statement to Fox that the Company would not pay the $5,000 installment of the time buy fee that was scheduled to be paid on July 1, 2008 constituted a breach of the Fox Agreement by anticipatory repudiation. The Company exercised its set-off right in the Fox Agreement and did not pay Fox the $5,000 installment of the time buy fee that was due on July 1, 2008. On July 16, 2008, the Company filed its reply to Fox's counterclaims. The Company also exercised its set-off right and paid Fox $2,000 in lieu of the $5,000 installment of the time buy fee that was due on October 1, 2008, bringing the total amount set off by the Company to $13,000. In view of the set-off right against future installments of the time buy fee specifically provided for in the Fox Agreement in the event that Fox fails to maintain the Minimum Average Clearance, the Company believes that it has meritorious defenses to the Fox counterclaims.

On November 9, 2008, the Company entered into an agreement with Fox to settle the Fox Litigation (the “Settlement Agreement”). Under the terms of the Settlement Agreement, the Fox Agreement will terminate on December 31, 2008 rather than at the end of the 2008-2009 broadcast season in September 2009. The Company’s remaining financial obligations to Fox for the first three quarters of 2009 will also terminate. Under the terms of the Settlement Agreement, the Company will pay Fox $12,250 of the $13,000 of the 2008 time buy fees owed to Fox withheld by the Company as a set off to payments to Fox in the second, third and fourth quarters of 2008, $6,000 of such amount will be paid on or before November 14, 2008, $3,125 of such amount will be paid on or before February 15, 2009 and the remaining $3,125 will be paid on or before March 15, 2009. In order to secure payment by the Company to Fox of the installments of this settlement amount, the Company granted Fox a security interest in the sale of the national advertising time sold on 4KidsTV by the Company during the fourth quarter of 2008.

The Company, from time to time, is involved in litigation arising in the ordinary course of its business. The Company does not believe that such litigation to which the Company or any subsidiary of the Company is a party or of which any of their Properties is the subject will, individually or in the aggregate, have a material adverse affect on the Company’s financial position, results of its operations or cash flows.

9. RELATED PARTY

National Law Enforcement and Firefighters Children’s Foundation - The Company’s Chairman and Chief Executive Officer is the founder and President of The National Law Enforcement and Firefighters Children’s Foundation (the “Foundation”). The Foundation is a not-for-profit organization dedicated to helping the children of law enforcement and firefighting personnel and working with law enforcement and firefighting organizations to provide all children with valuable social and life skill programs. The Company contributed approximately $29 and $90 to the Foundation for the three and nine months ended September 30, 2008, respectively, and $30 and $90 to the Foundation for the three and nine months ended September 30, 2007, respectively.

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

As of September 30, 2008, the Company has entered into the following transactions with CUSA and CUSA LLC, or parties related to Gannon and Milito that are summarized below:

°

Employment Agreements – On December 11, 2006, TC Digital entered into employment agreements through December 31, 2009, with Bryan Gannon, to serve as its President and Chief Executive Officer and John Milito, to serve as its Executive Vice President. Under the terms of the employment agreements, each of Gannon and Milito will receive an annual base salary of $350 and are eligible to receive additional bonuses at the sole discretion of TC Digital’s Management Committee, on which they serve with minority voting rights. Gannon and Milito are each entitled to receive a minimum bonus of $200 in 2008 if TC Digital attains 60% of the projected revenues for the year, approved by TC Digital’s Management Committee. As of September 30, 2008, no bonus had been earned with respect to 2008 under the employment agreements since the bonus is based on annual targets.

°

Chaotic Property Representation Agreement – On December 11, 2006, 4Kids Licensing, CUSA and Apex Marketing, Inc. (“Apex”), a corporation in which Gannon holds 60% of the outstanding capital stock and Milito owns 39% of the outstanding capital stock, entered into an amended and restated Chaotic Property Representation Agreement (“CPRA”) replacing the original Chaotic property representation agreement entered into by the parties in April 2005. Under the terms of the CPRA, 4Kids Licensing is granted exclusive television broadcast and production, merchandising licensing, and home video rights to the “Chaotic” Property worldwide in perpetuity, subject to certain limited exceptions. Under the terms of the CPRA, all “Chaotic” related income less approved merchandising and other expenses shall be distributed 50% to the Company and 50% to CUSA and Apex, excluding trading card royalties which are distributed 55% to 4Kids Digital and 45% to CUSA. Additionally, all approved production expenses for television episodes based on the “Chaotic” property are allocated 50% to 4Kids Licensing and 50% to CUSA and Apex. As of September 30, 2008, there were approximately $6,204 of production, merchandising and other general expenses owed to 4Kids Licensing by CUSA and Apex, collectively.

°

Patent License Agreements – On December 11, 2006, TC Digital and TC Websites each entered into an agreement (the “Patent License Agreements”) with Cornerstone Patent Technologies, LLC (“Cornerstone”), a limited liability company, in which Gannon and Milito each hold a 25% membership interest. Pursuant to the Patent License Agreements, TC Digital and TC Websites obtained exclusive licenses (subject to certain exceptions) to use certain patent rights in connection with “Chaotic” and other trading card games which are uploaded to websites owned and operated by each such entity. Additionally, each of TC Digital and TC Websites agreed to pay Cornerstone a royalty of 1.5% of the Manufacturers Suggested Retail Price for the sale of trading cards, which amounted to $191 for each such entity for the three months ended September 30, 2008, and $390 for each such entity for the nine months ended September 30, 2008. On September 10, 2007, the Company purchased a 25% interest in such patents from Cornerstone for $750. For the three and nine months ended September 30, 2008, the Company earned royalties of $128 and $260, respectively, associated with its portion of the patents relating to the sales of “Chaotic” trading cards which is eliminated in the Company’s consolidated financial statements.

°

TCD Agreement – Under the terms of the TCD Agreement, TC Digital is obligated to pay the following fees and/or royalties to: (i) 4Kids Digital equal to 3% of TC Digital’s gross revenues up to $350 per year for management services performed; (ii) 4Kids Digital and CUSA equal to 3% of net sales of each pack of trading cards sold; and (iii) the Company equal to (x) 10% of the net sales of “Chaotic” trading cards and (y) an additional 1% of net sales of “Chaotic” trading cards above $50 million during a calendar year. The Company acquired its rights to receive royalties of 10% in respect to net sales of “Chaotic” trading cards under the TCD Agreement through purchases from Dracco Company Ltd. (“Dracco”) of a 5% royalty stream on October 17, 2007, a 1% royalty stream, previously allocated to CUSA from Dracco, on December 18, 2007, a 4% royalty stream on March 17, 2008 in exchange for one-time payments of $2,250, $450 and $1,100, respectively. The consideration for the purchase of the 1% royalty stream for $450 was satisfied through the settlement of certain capital contributions required to be made by CUSA to TC Websites under the TCW Agreement. During the three and nine months ended September 30, 2008, the Company earned royalties of $762 and $1,574, respectively, and CUSA earned royalties of $228 and $462, respectively, relating to the sales of “Chaotic” trading cards under the TCD agreement, respectively. The Company’s portion of royalties and its management fee were eliminated in its consolidated financial statements.

4Kids Digital is required under the terms of the TCD Agreement and the related loan and line of credit agreements to provide loans to TC Digital from time to time in an aggregate amount up to $8,000 with a maturity date of December 31, 2010. On September 15, 2008, 4Kids Digital and TC Digital agreed to reduce the interest payable on any such loans from 12% to 9% retroactive to December 11, 2006. Any transaction resulting in the sale of more than 50% of TC Digital’s membership interests or in the sale of all or substantially all of TC Digital’s assets occurring while there is no debt owed from TC Digital to 4Kids Digital under the loan and line of credit or occurring prior to August 31, 2009 requires the consent of members of TC Digital holding two-thirds of its membership interests (as opposed to a majority of its membership interests).

°

Chaotic Merchandise License Agreement – On December 11, 2006, 4Kids Licensing, CUSA and TC Digital entered into a merchandise licensing agreement pursuant to which 4Kids Licensing and CUSA granted TC Digital exclusive rights to manufacture, produce and license “Chaotic” trading cards and related accessories through December 31, 2016. Under the terms of the agreement, TC Digital is obligated to pay a royalty on trading cards and all related accessories equal to (i) 4% of net sales to 4Kids Licensing while any amounts are outstanding to 4Kids Digital under the loan agreement or line of credit agreement or (ii) 8% of net sales of such cards and accessories, 55% of which will be paid to 4Kids Licensing and 45% of which will be paid to CUSA. During the three and nine months ended September 30, 2008, no royalties had been earned under this agreement.

°

Operating Agreement of TC Websites LLC – On December 11, 2006, 4Kids Websites entered into the TCW Agreement with CUSA to purchase a 50% membership interest in TC Websites, which was amended on December 18, 2007 in connection with 4Kids Websites’ acquisition of an additional 5% ownership interest in TC Websites. On September 15, 2008, the terms of the TCW Agreement were further amended to eliminate TC Websites’ obligation to pay fees to each of the following: (i) 4Kids Websites equal to 3% of gross revenues of TC Websites with a minimum fee of $100 and a maximum fee of $200 per year for management services; (ii) Gannon equal to $100 for services as a senior executive; and (iii) Milito equal to $100 for services as a senior executive. Under the terms of the TCW Agreement, each member of TC Websites is obligated to make capital contributions on a pro-rata basis to the extent determined by its Management Committee to be necessary to fund the operation of the Website. Any transaction resulting in the sale of more than 50% of TC Websites’ membership interests or in the sale of all or substantially all of TC Digital’s assets requires the consent of members of TC Websites holding two-thirds of its membership interests (as opposed to a majority of its membership interests).

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

The costs of 4Kids TV are capitalized and amortized over each broadcast year based on estimated advertising revenue for the related broadcast year. The Company recorded amortization expenses of $3,041 and $12,150 for the three and nine months ended September 30, 2008, respectively, and $5,482 and $13,726 for the three and nine months ended September 30, 2007, respectively. During the nine months ended September 30, 2008, the Company paid Fox and certain Fox affiliates $5,741 and $20, attributable to the 2007-2008 and 2008-2009 broadcast season fees, respectively, and during calendar year 2007, the Company paid Fox and certain Fox affiliates $15,525 and $5,263, attributable to the 2006-2007 and 2007-2008 broadcast seasons fees, respectively.

As of September 30, 2008, the remaining minimum guaranteed payment obligations under the 4Kids TV Broadcast Agreement are as follows:

Year Ending December 31,	Amount
2008	$15,000
2009	15,000
Total	$30,000

The minimum guaranteed payment obligation listed above for 2008 includes two payments of $5,000, totaling $10,000, in respect of the 2007-2008 broadcast season’s fees that were due on April 1, 2008 and July 1, 2008. These payments were not made by the Company in connection with the Company’s exercise of its set-off rights thereunder further described in Note 8, “Legal Proceedings”. The $10,000 time buy fees due on April 1, 2008 and July 1, 2008 have been fully accrued in the Company’s financial statements. The Company has not made a payment of $3,000 of the 2008-2009 broadcast season time buy fee of $5,000 that was due on October 1, 2008, in connection with the exercise of its set-off rights bringing the total amount set-off by the Company to $13,000.

On November 9, 2008, the Company entered into an agreement with Fox to settle the Fox Litigation (the “Settlement Agreement”). Under the terms of the Settlement Agreement, the Fox Agreement will terminate on December 31, 2008 rather than at the end of the 2008-2009 broadcast season in September 2009. The Company’s remaining financial obligations to Fox for the first three quarters of 2009 will also terminate. Under the terms of the Settlement Agreement, the Company will pay Fox $12,250 of the $13,000 of the 2008 time buy fees owed to Fox withheld by the Company as a set off to payments to Fox in the second, third and fourth quarters of 2008; $6,000 of such amount will be paid on or before November 14, 2008, $3,125 of such amount will be paid on or before February 15, 2009 and the remaining $3,125 will be paid on or before March 15, 2009. In order to secure payment by the Company to Fox of the installments of this settlement amount, the Company granted Fox a security interest in the sale of the national advertising time sold on 4KidsTV by the Company during the fourth quarter of 2008. The Company believes that the settlement enables 4Kids, beginning in 2009, to focus its resources on the five hour block of children’s Saturday morning television on The CW Network.

On October 1, 2007, the Company and The CW entered into the CW Agreement, under which The CW granted to the Company the exclusive right to program The CW's Saturday morning children's programming block that is broadcast in most markets between 7am and 12pm for an initial term of five years which began with The CW's 2008-2009 broadcast season.

Under the CW Agreement, the Company is obligated to make quarterly minimum guaranteed payments which are subject to reduction under certain circumstances. The Company and The CW share advertising revenues earned from the sale of national commercial time during The CW Kids Block with The CW's share to be applied against such quarterly guarantee payments. In addition, The CW is entitled under the CW Agreement to participate in the Company's merchandising revenue from certain content broadcast on The CW Kids Block if such merchandising revenues exceed a certain annual minimum.

As of September 30, 2008, the minimum guaranteed payment obligations under the CW Agreement are as follows:

Year Ending December 31,	Amount
2008	$6,750
2009	15,000
2010	15,000
2011	15,000
2012	15,000
2013	8,250
Total	$75,000

The Company’s ability to recover the cost of its fee payable to Fox and the minimum guarantee due to The CW will depend among other matters (see Note 8, “Legal Proceedings”) on the popularity of the television programs which are broadcast on 4Kids TV and The CW Kids Block and the general market demand and pricing of advertising time for Saturday morning children’s broadcast television. The popularity of such programs, broadcast on 4Kids TV and The CW Kids Block, impacts audience levels and the level of the network advertising rates that the Company can charge. Additionally, the success of the merchandise licensing programs and home video sales based on such television programs broadcast on 4Kids TV and The CW Kids Block is dependent on consumer acceptance of such television programs. If the Company estimates that it will be unable to generate sufficient future revenue from advertising sales, home video sales and merchandising licensing at levels to cover the cost of its contractual obligation to Fox and/or The CW, the Company would record a charge to earnings to reflect an expected loss on the Fox and The CW agreements in the period in which the factors negatively affecting the recoverability of the fee payable become known. The Company will be required to make certain assumptions and estimates about future events such as advertising rates and audience viewing levels in evaluating its ability to recover the cost of the broadcast fees. Such estimates and assumptions are subject to market forces and factors beyond the control of the Company and are inherently subject to change. There can be no assurance that the Company will be able to recover the full cost of the broadcast fees and in the event it cannot, it would record the resulting charge to earnings to reflect an expected loss on the broadcast fee, which could be significant.

In addition to the broadcast fee paid to Fox and minimum guarantee to be paid to The CW, the Company incurs additional costs to program each broadcast block and sell the related network advertising time. These costs include direct programming costs to acquire, adapt and deliver programming for the broadcast during the weekly broadcast blocks, as well as additional indirect expenses of advertising sales, promotion and administration.

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

c.   Stock Purchases - On December 4, 2007, the Company announced that the Board of Directors authorized the Company to purchase up to 1,000,000 shares of the Company’s common stock from time to time through December 31, 2008 in the open market or through negotiated prices. The Company purchased 235,484 shares at an average price of $11.65 per share for the nine months ended September 30, 2008 under this authorization. As of November 8, 2008, no shares of the Company’s common stock were subsequently purchased by the Company under this authorization.

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

Minority interest of membership units in TC Digital represents the minority members’ proportionate share of the equity in the entity. Income is allocated to the membership units minority interest based on the ownership percentage throughout the year. At December 18, 2007, the minority members’ proportionate share of the equity in the entity decreased by 2% to 45% and at September 30, 2008, the minority member continued to hold 45% of the equity in the entity.

The following table summarizes the minority interest loss attributable to the minority equity interest in TC Digital:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
TC Digital net loss before common units minority interest	$(1,042)	$(1,207)	$(4,195)	$(2,890)
Minority interest percentage	45%	47%	45%	47%
Minority interest loss allocation	(469)	(567)	(1,888)	(1,358)
Less: Minority member capital contribution	—	—	—	—
Loss in excess of minority interest absorbed by 4Kids Digital	$(469)	$(567)	$(1,888)	$(1,358)

The loss in excess of minority interest for TC Digital absorbed by 4Kids Digital in the aggregate, since the formation of such entity, is $4,235 as of September 30, 2008.

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

While the Company maintained a 50% ownership interest in TC Websites and did not control, but had significant influence, over such entity, the Company’s investment in TC Websites had been accounted for using the equity method. As permitted by Accounting Research Bulletin No. 51, Consolidated Financial Statements, due to the increased membership interest and the additional operational control, TC Websites’ financial statements are now included in the Company’s consolidated financial statements for the three and nine months ended September 30, 2008 and for the year ended December 31, 2007 as though it has been acquired by the Company at the beginning of such year, and accordingly, revenues and expenses are included for the three and nine months ended September 30, 2008.

At December 18, 2007, the minority members’ proportionate share of the equity in the entity decreased by 5% to 45%. The following table summarizes the minority interest loss attributable to the minority equity interest in TC Websites:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
TC Websites net loss before common units minority interest	$(740)	$(3,583)	$(2,654)	$(4,010)
Minority interest percentage	45%	50%	45%	50%
Minority interest loss allocation	(333)	(1,792)	(1,194)	(2,005)
Less: Minority member capital contribution	251	—	251	—
Loss in excess of minority interest absorbed by 4Kids Websites	$(82)	$(1,792)	$(943)	$(2,005)

The loss in excess of minority interest for TC Websites absorbed by 4Kids Websites in the aggregate, since the formation of such entity, is $3,399 as of September 30, 2008.

12. DISCONTINUED OPERATIONS

In June 2006, the Company announced that the business of its media buying subsidiary, Summit Media, would be terminated effective June 30, 2006. The results of discontinued operations for the media buying business had no effect on the Company’s results of operations for the three and nine months ended September 30, 2008 and 2007, however, the accompanying consolidated financial statements have been reclassified separately to report the assets and liabilities.

The major classes of assets and liabilities of the discontinued operation in the balance sheet are as follows:

	September 30,	December 31,
	2008	2007
Prepaid expenses and other current assets	$451	$372
Current assets from discontinued operations	$451	$372

Other receivable – non-current	$475	$926
Non-current assets from discontinued operations	$475	$926

Under the terms of the Settlement Agreement entered into by Summit Media with The Beacon Media Group LLC (“Beacon”), Sheldon Hirsch, Tom Horner and Paul Caldera (the “Beacon Defendants”) on June 19, 2006, relating to the lawsuit filed by Summit Media in Supreme Court, New York County against Beacon and the Beacon Defendants, Summit Media will receive $2,000, in regularly scheduled payments through 2010, in exchange for Summit Media’s discontinuation of the lawsuit. Through September 30, 2008, the Company had received $1,000 of the scheduled payments related to the lawsuit.

13. SUBSEQUENT EVENTS

On November 9, 2008, the Company entered into an agreement with Fox to settle the Fox Litigation (the “Settlement Agreement”). Under the terms of the Settlement Agreement, the Fox Agreement will terminate on December 31, 2008 rather than at the end of the 2008-2009 broadcast season in September 2009. The Company’s remaining financial obligations to Fox for the first three quarters of 2009 will also terminate. Under the terms of the Settlement Agreement, the Company will pay Fox $12,250 of the $13,000 of the 2008 time buy fees owed to Fox withheld by the Company as a set off to payments to Fox in the second, third and fourth quarters of 2008; $6,000 of such amount will be paid on or before November 14, 2008, $3,125 of such amount will be paid on or before February 15, 2009 and the remaining $3,125 will be paid on or before March 15, 2009. In order to secure payment by the Company to Fox of the installments of this settlement amount, the Company granted Fox a security interest in the sale of the national advertising time sold on 4KidsTV by the Company during the fourth quarter of 2008. The Company believes that the settlement enables 4Kids, beginning in 2009, to focus its resources on the five hour block of children’s Saturday morning television on The CW Network.

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

	Licensing	Advertising Media and Broadcast	TV and Film Production/ Distribution	Trading Card and Game Distribution	Total
Three Months Ended September 30, 2008:
Net revenues from external customers	$4,203	$2,707	$3,624	$7,250	$17,784
Amortization of television and film costs	—	—	1,864	—	1,864
Amortization of 4Kids TV broadcast fee	—	3,041	—	—	3,041
Segment profit (loss)	(360)	(2,699)	(1,536)	(931)	(5,526)
Interest income	676	13	—	—	689

2007
Net revenues from external customers	$4,270	$3,517	$4,396	$—	$12,183
Amortization of television and film costs	—	—	1,546	—	1,546
Amortization of 4Kids TV broadcast fee	—	5,482	—	—	5,482
Segment profit (loss)	1,056	(4,908)	(225)	(1,483)	(5,560)
Interest income	1,197	18	39	—	1,254

Nine Months Ended September 30, 2008:
Net revenues from external customers	$12,737	$10,405	$11,478	$14,743	$49,363
Amortization of television and film costs	—	—	5,269	—	5,269
Amortization of 4Kids TV broadcast fee	—	12,150	—	—	12,150
Segment profit (loss)	(258)	(8,557)	(4,130)	(4,512)	(17,457)
Interest income	2,045	44	7	—	2,096
Segment assets	88,019	4,979	24,527	11,738	129,263

2007
Net revenues from external customers	$16,319	$10,235	$12,569	$—	$39,123
Amortization of television and film costs	—	—	4,677	—	4,677
Amortization of 4Kids TV broadcast fee	—	13,726	—	—	13,726
Segment profit (loss)	5,624	(11,041)	(1,038)	(3,680)	(10,135)
Interest income	3,635	54	132	—	3,821
Segment assets	131,244	5,792	27,846	7,631	172,513

Segment assets relating to discontinued operations have been included in segment reporting from the Advertising, Media and Broadcast segment and are disclosed in Note 12.

Through the Company’s London office and network of international subagents, which allow it to license its Properties throughout the world, the Company recognized net merchandise licensing revenues from international sources, primarily in Europe, of $3,101 and $9,001 for the three and nine months ended September 30, 2008, respectively, and $1,904 and $5,611 for the three and nine months ended September 30, 2007. As of September 30, 2008 and 2007, net assets of the Company’s London office were $6,629 and $7,068, respectively.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(In thousands of dollars unless otherwise specified)

Overview

The Company’s operating results for the three and nine months ended September 30, 2008 were negatively impacted by increased selling, general and administrative expenses associated with the operations of the Company’s newly formed Trading Card and Game Distribution companies. The Company’s results also reflect an overall decrease in licensing revenues worldwide. These decreases were partially offset by revenues generated from the Trading Card and Game Distribution segment resulting from the sale of “Chaotic” game trading cards.

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

The Company’s licensing revenues have historically been derived primarily from the licensing of toy and game concepts. As a result, a substantial portion of the Company’s revenues and net income are subject to the seasonal variations of the toy and game industry. Typically, a majority of toy orders are shipped in the third and fourth calendar quarters resulting in increased royalties earned by the Company during such calendar quarters. The Company recognizes revenues from the sale of advertising time on the leased Saturday morning programming blocks from Fox (“4Kids TV”) and The CW (“The CW Kids Block”), as more fully described in Note 2 of the Notes to the Company’s consolidated financial statements. The Company’s advertising sales subsidiary, 4Kids Ad Sales, sells advertising time on 4Kids TV and The CW Kids Block at higher rates in the fourth quarter due to the increased demand for commercial time by children’s advertisers during the holiday season. As a result, much of the revenues of 4Kids Ad Sales are earned in the fourth quarter when the majority of toy and video game advertising occurs. As a result of the foregoing, the Company has historically experienced greater revenues during the second half of the year than during the first half of the year.

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

4Kids TV Broadcast Agreement - The Company broadcasts certain of its Properties on 4Kids TV, the Saturday morning programming block that the Company leases from Fox. The cost of 4Kids TV has been and will continue to be capitalized and amortized over each broadcast year based on estimated advertising revenue up until the termination of the Fox Agreement on December 31, 2008. See Note 13 of the Notes to the Company’s consolidated financial statements for additional information regarding the termination of the Fox Agreement. In developing estimated future revenues, the Company has made certain assumptions with regard to the anticipated popularity of the television series that the Company broadcasts on 4Kids TV and the general market demand and pricing of advertising time for Saturday morning children’s broadcast television. The popularity of such series impacts audience levels and the level of the network advertising rates that the Company can charge. These estimates are based on historical trends, as well as the Company’s subjective judgment of future customer demand and acceptance of its television programming. Differences may result in the amount and timing of revenue for any period if actual performance varies from the Company’s estimates. See Note 10 of the Notes to the Company’s consolidated financial statements for additional information.

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

In October 2008, the FASB issued FASB Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”). FSP 157-3 intended to clarify the application of SFAS No. 157 by providing an example that illustrates how the fair value of a financial asset is determined when the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The Company determined that the adoption of this standard has not had an impact on its consolidated financial position or results of operations.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenues for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenues	100%	100%	100%	100%

Costs and expenses:
Selling, general and administrative	78	86	81	76
Production service costs	10	12	10	13
Cost of sales of trading cards	19	—	13	—
Amortization of television and film costs	11	13	11	12
Amortization of 4Kids TV broadcast fee	17	45	25	35
Total costs and expenses	135	156	140	136

Loss from operations	(35)	(56)	(40)	(36)

Interest income	4	10	4	10

Loss before income taxes	(31)	(46)	(36)	(26)

Benefit from income taxes	—	21	—	12

Loss from unconsolidated operations –
net of a tax benefit	—	(9)	—	(3)
Minority interest	1	—	1	—

Net loss	(30)%	(34)%	(35)%	(17)%

Three and nine months ended September 30, 2008 as compared to three and nine months ended September 30, 2007.

Revenues

Revenues by reportable segment and for the Company as a whole were as follows:

For the three months ended September 30, 2008 and 2007
	2008	2007	$ Change	% Change
Licensing	$4,203	$4,270	$(67)	(2)%
Advertising, Media and Broadcast	2,707	3,517	(810)	(23)%
Television and Film Production/Distribution	3,624	4,396	(772)	(18)%
Trading Card and Game Distribution	7,250	—	7,250	n/a
Total	$17,784	$12,183	$5,601	46%

For the nine months ended September 30, 2008 and 2007
	2008	2007	$ Change	% Change
Licensing	$12,737	$16,319	$(3,582)	(22)%
Advertising, Media and Broadcast	10,405	10,235	170	2%
Television and Film Production/Distribution	11,478	12,569	(1,091)	(9)%
Trading Card and Game Distribution	14,743	—	14,743	n/a
Total	$49,363	$39,123	$10,240	26%

The increase in consolidated net revenues for the three and nine months ended September 30, 2008, as compared to the same periods in 2007, was due to a number of factors.

In the Licensing segment, the decrease in revenues for the three months ended September 30, 2008 was primarily attributable to:

(i)	decreased licensing revenues from the “Teenage Mutant Ninja Turtles” and “Nintendo” Properties, domestically; partially offset by
(ii)	increased revenues attributable to the “Yu-Gi-Oh!” Property, worldwide and the “Dinosaur King” Property, internationally.

In the Licensing segment, the decrease in revenues for the nine months ended September 30, 2008 was primarily attributable to:

(i)	decreased licensing revenues on the “Teenage Mutant Ninja Turtles”, “Nintendo” and “Cabbage Patch Kids” Properties, domestically and the “Viva Piñata” Property, worldwide; partially offset by
(ii)	increased revenues attributable to the “Shaman King” and “Dinosaur King” Properties, worldwide.

The “Yu-Gi-Oh!”, “Teenage Mutant Ninja Turtles” and “Cabbage Patch Kids” Properties continue to be the largest contributors with approximately 68% of the Company’s revenues in this business segment.

In the Advertising Media and Broadcast segment, revenues decreased for the three months ended September 30, 2008, as compared to the same period in 2007, as a result of decreased revenues from the sale of network advertising time on 4Kids TV.

In the Advertising Media and Broadcast segment, revenues remained relatively consistent for the nine months ended September 30, 2008, as compared to the same period in 2007.

In the Television and Film Production/Distribution segment, decreased revenues for the three months ended September 30, 2008, as compared to the same periods in 2007, were primarily attributable to:

(i)	decreased broadcast sales from the “Yu-Gi-Oh!” television series, worldwide and “Chaotic” television series, domestically; as well as
(ii)	decreased production service revenue from the “Viva Piñata” television series; partially offset by
(iii)	increased production service revenue from the “Teenage Mutant Ninja Turtles” and “Chaotic” television series; as well as
(iv)	increased broadcast sales from the “Dinosaur King” television series, internationally.

In the Television and Film Production/Distribution segment, decreased revenues for the nine months ended September 30, 2008 were primarily attributable to:

(i)	decreased broadcast sales from the “Yu-Gi-Oh!” television series, worldwide;
(ii)	decreased production service revenue from the “Viva Piñata” television series;
(iii)	decreased broadcast sales from the “Pokémon” television series, internationally; as well as
(iv)	decreased home video sales from the “Teenage Mutant Ninja Turtles” television series; partially offset by
(v)	increased production service revenue from the “Teenage Mutant Ninja Turtles”, “Dinosaur King” and “Chaotic” television series; as well as
(vi)	increased international broadcast sales from the “Dinosaur King” television series.

The Trading Card and Game Distribution segment began to record revenues in the fourth quarter of 2007 as a result of the October launch of the “Chaotic” trading card game to comic and hobby stores. For the three and nine months ended September 30, 2008, revenues were $7,250 and $14,743, respectively, as a result of sales to mass market distribution channels as well as to comic and hobby stores.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 33%, or $3,450, to $13,937 for the three months ended September 30, 2008, when compared to the same period in 2007. The increase was primarily attributable to:

(i)

increased costs of approximately $2,450 related to the operations of TC Digital along with costs of approximately $790 related to the operations of TC Websites which was not consolidated in the prior year;

(ii)	increased foreign exchange loss associated with currency fluctuations of approximately $500;
(iii)	increased production service expenses of approximately $290; as well as
(iv)	increased costs relating to the grant of restricted shares of approximately $170; partially offset by
(v)	decreased professional fees of approximately $190; as well as
(vi)	decreased website costs of approximately $150.

Selling, general and administrative expenses increased 35%, or $10,266, to $39,892 for the nine months ended September 30, 2008, when compared to the same period in 2007. The increase was primarily attributable to:

(i)

increased costs of approximately $6,510 related to the operations of TC Digital along with costs of approximately $2,750 related to the operations of TC Websites which was not consolidated in the prior year;

(ii)	increased international selling expenses of approximately $1,090;
(iii)	increased costs relating to the grant of restricted shares of approximately $500; as well as
(iv)	increased foreign exchange loss associated with currency fluctuations of approximately $450; partially offset by
(v)	decreased advertising and marketing costs of approximately $710; as well as
(vi)	decreased bad debt expense of approximately $250.

Cost of Sales of Trading Cards

Cost of sales of trading cards represents finished goods inventory costs relating to the “Chaotic” trading card game which was released at comic and hobby stores in October 2007.

Production Service and Capitalized Film Costs

Production service and capitalized film costs were as follows:

For the three months ended September 30, 2008 and 2007

	2008	2007	$ Change	% Change
Production Service Costs	$1,710	$1,482	$228	15%
Amortization of Television and Film Costs	1,864	1,546	318	21

For the nine months ended September 30, 2008 and 2007

	2008	2007	$ Change	% Change
Production Service Costs	$5,245	$5,050	$195	4%
Amortization of Television and Film Costs	5,269	4,677	592	13

The increase in production service costs during the three months ended September 30, 2008, as compared to the same period in 2007, was primarily due to increased production costs for the “Teenage Mutant Ninja Turtles” and “Chaotic” television series, partially offset by decreased production costs for work performed on the “Viva Piñata” television series. Production service costs increased for the nine months ended September 30, 2008 when compared to the same period in 2007, primarily due to increased production costs for the “Teenage Mutant Ninja Turtles”, “Dinosaur King” and “Chaotic” television series, partially offset by decreased production costs for work performed on the “Viva Piñata” television series. When the Company is entitled to be paid for such production costs, the Company categorizes them as production service costs and reflects a corresponding amount in revenue for the amount billed back to the property owners.

Amortization of television and film costs increased for the three and nine months ended September 30, 2008, when compared to the same periods in 2007, due to increased amortization relating to the “Yu-Gi-Oh!” and “Chaotic” television series, partially offset by decreased amortization relating to various older television series.

As of September 30, 2008, there were $15,821 of capitalized film production costs recorded in the Company’s consolidated balance sheet relating primarily to various stages of production on 428 episodes of animated programming. Based on management’s revenue estimates as of September 30, 2008, approximately 51% of the total completed and unamortized film and television costs are expected to be amortized during the next year, and over 90% of the total completed and unamortized film and television costs are expected to be amortized during the next three years.

4Kids TV Broadcast Fee

For the three months ended September 30, 2008 and 2007

	2008	2007	$ Change	% Change
Amortization of 4Kids TV Broadcast Fee	$3,041	$5,482	$(2,441)	(45)%

For the nine months ended September 30, 2008 and 2007

	2008	2007	$ Change	% Change
Amortization of 4Kids TV Broadcast Fee	$12,150	$13,726	$(1,576)	(11)%

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

The decrease in amortization of the 4Kids TV broadcast fee resulted from lower 4Kids TV advertising revenues recognized by the Company as well as the agreement to terminate the Fox Agreement on December 31, 2008, for the three and nine months ended September 30, 2008 when compared to the same periods in 2007.

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

The ability of the Company to further develop its merchandising and, to a lesser extent, home video and music publishing revenue streams were significant components of its evaluation process which resulted in the decision to lease an additional Saturday morning children’s programming block from The CW Network, LLC (“The CW”), as described in Note 10 of the Notes to the Company’s consolidated financial statements under “Broadcast Agreements”, which is broadcast in most markets between 7am and 12pm (“The CW Kids Block”). Other factors, such as lower guaranteed payments associated with The CW Kids Block, additional commercial units allocated to the Company for sale during the CW Kids Block, an anticipated increase in network support due to a revenue sharing arrangement, along with the availability of the CW Kids Block, also contributed to the decision to lease another Saturday morning children’s block which will overlap with our current 4Kids TV block during the same Saturday morning time period until the termination of the Fox Agreement on December 31, 2008, see Note 13 to the Notes of the Company’s consolidated financial statements for additional information.

Interest Income

Interest income decreased 45%, or $565, to $689 and 45%, or $1,725, to $2,096 for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007, primarily as a result of lower cash balances and the Company investing its surplus cash in U.S. Treasury securities typically yielding lower interest rates than other investments.

Income (Loss) Before Income Taxes

For the three months ended September 30, 2008 and 2007

	2008	2007	$ Change	% Change
Licensing	$(360)	$1,056	$(1,416)	(134)%
Advertising, Media and Broadcast	(2,699)	(4,908)	2,209	45
Television and Film Production/Distribution	(1,536)	(225)	(1,311)	(583)
Trading Card and Game Distribution	(931)	(1,483)	552	37
Total	$(5,526)	$(5,560)	$34	1%

For the nine months ended September 30, 2008 and 2007

	2008	2007	$ Change	% Change
Licensing	$(258)	$5,624	$(5,882)	(105)%
Advertising, Media and Broadcast	(8,557)	(11,041)	2,484	23
Television and Film Production/Distribution	(4,130)	(1,038)	(3,092)	(298)
Trading Card and Game Distribution	(4,512)	(3,680)	(832)	(23)
Total	$(17,457)	$(10,135)	$(7,322)	(72)%

The loss in the Licensing segment for the three and nine months ended September 30, 2008, as compared to the same periods in 2007, was primarily attributable to lower revenues from licensed Properties as well as a decrease in interest income allocated to this segment.

In the Advertising Media and Broadcast segment, the decrease in segment loss for the three and nine months ended September 30, 2008, as compared to the same periods in 2007, was due to a decrease in amortization of the 4Kids TV broadcast fee as well as a decrease in advertising and promotional expenses.

In the Television and Film Production/Distribution segment, the increase in segment loss for the three and nine months ended September 30, 2008 as compared to the same period in 2007 was primarily due to increased amortization of television and film costs and international selling expense as well as decreased revenue.

In the Trading Card and Game Distribution segment, the decrease in segment loss for the three months ended September 30, 2008 when compared to the same period in 2007 was primarily attributable to increased revenues, partially offset by increased cost of goods sold and selling, general and administrative expenses. For the nine months ended September 30, 2008, the increase in segment loss when compared to the same periods in 2007 was primarily attributable to increased cost of goods sold and selling, general and administrative expenses, partially offset by increased revenues. Revenues in this segment continue to trend according to Company expectations while expenses continue to increase in direct correlation to the ramp up of the “Chaotic” trading card game and build out of the “Chaotic” website.

Income Taxes

The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109, Accounting for Income Taxes (SFAS No. 109), requires the Company to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In view of the level of deferred tax assets as of September 30, 2008 and the Company’s historical losses from operations, the Company has determined that the application of SFAS No. 109 requires the Company to record a full valuation allowance against its net deferred tax assets.

The Company did not record a benefit from income taxes for the three and nine months ended September 30, 2008, as compared to a benefit from income taxes of $2,471 and $4,746, respectively, for the same periods in 2007.

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

Our effective tax rate for 2008 would have been a benefit of 40% had the Company not taken a valuation allowance. This rate differs slightly from the Federal statutory rate of 35% primarily due to the mix of income and losses, which have tax rates that differ from the statutory rate, and due to permanent differences and tax rate differences on subsidiaries.

Net Loss

As a result of the above, the Company had a net loss for the three and nine months ended September 30, 2008, of $5,275 and $17,206, respectively, as compared to a net loss of $4,150 and $6,568 for the same periods in 2007.

Liquidity and Capital Resources

Financial Position

Cash and cash equivalents and short-term investments as of September 30, 2008 and December 31, 2007 were as follows:

	2008	2007	$ Change
Cash and cash equivalents	$40,924	$24,872	$16,052
Investments	—	36,106	(36,106)
	$40,924	$60,978	$(20,054)

Long-term investments as of September 30, 2008 and December 31, 2007 were as follows:

	2008	2007	$ Change
Investments	$26,779	$31,806	$(5,027)

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

As of September 30, 2008, the Company held ARS having an aggregate principal amount of approximately $46,930. The ARS currently held by the Company are private placement debt securities with long-term nominal maturities and interest rates that typically reset monthly. The Company’s investments in ARS represent interests in debt obligations issued by banks and insurance companies that originally had at least an “A” credit rating at the time of purchase, including JP Morgan Chase, bond insurers and re-insurers such as MBIA, AMBAC, FGIC, FSA, RAM and Radian, and International Lease Finance Corporation, the aircraft leasing subsidiary of AIG.

The ARS held by the Company as of September 30, 2008, have experienced failed auctions. As of September 30, 2008, the estimated fair market value of the ARS held by the Company had declined by $20,151 ($3,993 during 2007 and $16,158 during the first nine months of 2008) to $26,779, based upon an analysis of the current market conditions of the Company’s securities made by the Company in accordance with SFAS No. 157. Although all of the ARS invested in by the Company have continued to pay interest according to their stated terms and substantially all of the ARS invested in by the Company are rated “BBB” or above, the Company recorded an unrealized loss of $9,187, $1,854 and $5,117 during the first, second and third quarters of 2008, respectively, resulting in a reduction in stockholders’ equity. Since the Company has the ability and presently expects to hold these investments until recovery of their face value, which may not be prior to the maturity of the applicable security, the Company does not consider these investments to be other-than-temporarily impaired as such term is defined in the accounting literature.

The credit and capital markets, including the market for ARS have remained illiquid in 2008, and as a result of this and other factors specific to certain ARS, the Company’s unrealized loss on its ARS may subsequently increase. The Company values the ARS quarterly based upon consideration of such factors as issuer and insurer credit rating, comparable market data, if available, current market conditions, the credit quality of the ARS, the rate of interest received since the date the auctions began, yields of securities similar to the underlying ARS and input from broker-dealers’ statements provided by the investment bank through which the Company holds such securities. Additionally, during 2008, the Company received an early redemption by certain issuers of ARS at par value of $14,975. Since these securities were never deemed to have an unrealized loss, their redemption had no affect on stockholders’ equity. As of November 7, 2008, no securities were subsequently redeemed.

Given the failed auctions, the Company’s ARS are currently illiquid.  Accordingly, the Company has reclassified $19,967, see Note 3, “Investment” in the Notes to the Company’s consolidated financial statements, in ARS from current to non-current assets at September 30, 2008 on its balance sheet due to the fact that the Company believes that the liquidity of these ARS is unlikely to be restored in a period less than twelve months from such date.

The Company believes that Lehman Brothers, Inc., the securities broker-dealer that purchased the ARS on behalf of the Company at issue based on discretion afforded to it, has violated its legal obligations to the Company. As a result, the Company has taken various measures to obtain appropriate legal relief, including initiating an arbitration with the Financial Industry Regulatory Authority. On September 15, 2008, Lehman Brothers Holdings, Inc., the parent company of Lehman Brothers, Inc., filed for bankruptcy. On September 16, 2008, Barclays PLC announced that it had reached an agreement to purchase the assets of Lehman Brothers Holdings, Inc.’s North American operations, including substantial assets of Lehman Brothers, Inc. The Lehman-Barclays transaction was approved by the United States Bankruptcy Court for the Southern District of New York on September 20, 2008. On September 19, 2008, the Securities Investor Protection Corporation (“SIPC”) filed a proceeding, placing Lehman Brothers, Inc. in liquidation under the Securities Investor Protection Act (“SIPA”). SIPC, pursuant to its authority under SIPA, has acted to facilitate the transfer of Lehman Brothers, Inc.’s customer accounts (including the Company’s accounts) to Barclays, PLC. In view of the bankruptcy of Lehman Brothers Holdings, Inc. and the liquidation of Lehman Brothers, Inc., the Company is currently assessing what additional steps to take to pursue legal redress.

If uncertainties in the credit and capital markets continue or the Company’s investments experience any rating downgrades on any investments in its ARS portfolio or the value of such investments declines further, the Company may incur impairment charges to its investment portfolio, which could negatively affect the Company’s financial condition, results of operations and cash flow. As a result of the current market issues, the Company’s surplus cash is invested solely in U.S. Treasury securities with a maturity of 90 days or less.

The Company believes that based on the Company’s current cash and cash equivalents, the current lack of liquidity affecting a significant portion of its portfolio of ARS will not have a material impact on the Company’s liquidity necessary for day-to-day operations or its ability to fund its operations. However, such illiquidity is affecting the Company’s ability to make capital investments or expand its operations.

Sources and Uses of Cash

Cash flows for the three and nine months ended September 30, 2008 and 2007 were as follows:

Sources (Uses)	2008	2007
Operating Activities	$(4,784)	$(4,393)
Investing Activities	23,619	14,661
Financing Activities	(2,641)	(104)

Working capital, consisting of current assets less current liabilities, was $28,344 as of September 30, 2008 and $65,135 as of December 31, 2007. The decrease in working capital relates primarily to the transfer of investments from short-term to long-term as well as a decrease of cash used in the investment and development of new Properties classified on the Company’s consolidated balance sheet as a non-current asset.

Operating Activities

2008

Net cash used in operating activities for the nine months ended September 30, 2008 of $4,784 primarily reflects a decrease in the Company’s business performance. This decrease was partially offset by amortization of television and film costs and the 4Kids TV broadcast fee.

2007

Net cash used in operating activities for the nine months ended September 30, 2007 of $4,393 reflected a decrease in the Company’s business performance as well as payments to licensors and advances relating to the production of the “Chaotic” television series. This decrease was partially offset by amortization of television and film costs and the amortization of the 4Kids TV broadcast fee.

Investing Activities

2008

Net cash provided by investing activities for the nine months ended September 30, 2008 of $23,619 reflects a shift in the Company’s investments for the period, from auction rate securities to U.S. Treasury securities which are short in duration and are classified as cash and cash equivalents.

2007

Net cash provided by investing activities for the nine months ended September 30, 2007 of $14,661 reflected the proceeds received on the maturity of the Company’s investments, partially offset by the purchase of auction-rate securities with its excess cash balances as well as the investment in TC Websites.

Financing Activities

2008

Net cash used in financing activities for the nine months ended September 30, 2008 of $2,641 reflects the Company’s purchase of shares of its common stock classified as treasury stock on the consolidated financial statements.

2007

Net cash used in financing activities for the nine months ended September 30, 2007 of $104 reflected the Company’s purchase of shares of its common stock classified as treasury stock on the consolidated financial statements.

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

With respect to the broadcast fee for the 2007-2008 broadcast season, two payments of $5,000, totaling $10,000 were due on April 1, 2008 and July 1, 2008. These payments were not made by the Company in connection with the Company’s exercise of its set-off rights thereunder further described in Item 1, “Legal Proceedings”. The broadcast fees which were due on April 1, 2008 and July 1, 2008 have been fully accrued in the Company’s financial statements. The Company has not made a payment of $3,000 of the 2008-2009 broadcast season broadcast fee of $5,000 that was due on October 1, 2008, in connection with the exercise of its set-off rights.

On November 9, 2008, the Company entered into an agreement with Fox to settle the Fox Litigation (the “Settlement Agreement”). Under the terms of the Settlement Agreement, the Fox Agreement will terminate on December 31, 2008 rather than at the end of the 2008-2009 broadcast season in September 2009. The Company’s remaining financial obligations to Fox for the first three quarters of 2009 will also terminate. Under the terms of the Settlement Agreement, the Company will pay Fox $12,250 of the $13,000 of the 2008 time buy fees owed to Fox withheld by the Company as a set off to payments to Fox in the second, third and fourth quarters of 2008; $6,000 of such amount will be paid on or before November 14, 2008, $3,125 of such amount will be paid on or before February 15, 2009 and the remaining $3,125 will be paid on or before March 15, 2009. In order to secure payment by the Company to Fox of the installments of this settlement amount, the Company granted Fox a security interest in the sale of the national advertising time sold on 4KidsTV by the Company during the fourth quarter of 2008. The Company believes that the settlement enables 4Kids, beginning in 2009, to focus its resources on the five hour block of children’s Saturday morning television on The CW Network.

The CW Broadcast Agreement - On October 1, 2007, the Company and The CW entered into the CW Agreement, under which The CW granted to the Company the exclusive right to program The CW's Saturday morning children's programming block that is broadcast in most markets between 7am and 12pm for an initial term of five years which began with The CW's 2008-2009 broadcast season.

Under the CW Agreement, the Company is obligated to make quarterly minimum guaranteed payments which are subject to reduction under certain circumstances. The Company and The CW share advertising revenues earned from the sale of national commercial time during The CW Kids Block with The CW's share to be applied against such quarterly guarantee payments. In addition, The CW is entitled under the CW Agreement to participate in the Company's merchandising revenue from certain content broadcast on The CW Kids Block, if such merchandising revenues exceed a certain annual minimum.

In addition to the broadcast fee paid to Fox and the minimum guarantee to be paid to The CW, the Company incurs additional costs to program each broadcast block and sell the related network advertising time. These costs include direct programming costs to acquire, adapt and deliver programming for the broadcast during the weekly broadcast blocks as well as additional indirect expenses of advertising sales, promotion and administration.

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

Contractual Commitments

The Company’s contractual obligations and commitments are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. As of September 30, 2008, the Company’s contractual obligations and commitments have not materially changed since December 31, 2007.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Rate Fluctuations

From time to time, the Company may be exposed to the risk of future currency exchange rate fluctuations which is accounted for as an adjustment to stockholders’ equity and changes in the exchange rates between various foreign currencies and the U.S. dollar may, as a result, have an impact on the accumulated other comprehensive loss component of stockholders’ equity reported by the Company, and such effect may be material in any individual reporting period. The Company is currently not a party to any market risk sensitive instruments, or any derivative contracts or other arrangements that may reduce such market risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

(a) We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) that are designed to provide reasonable assurance that information required to be disclosed in our filings and submissions under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We completed an evaluation under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the end of the period covered by this report, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

(b) There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the period covered by this report that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

As a result of Fox's alleged failure to maintain the required Minimum Average Clearance during past broadcast seasons, the Company exercised its set-off right in the Fox Agreement and did not pay Fox the $5,000 installment of the time buy fee that was due on April 1, 2008. Since Fox disputed whether the Company was entitled to a reduced time buy fee, the Company brought this action seeking a declaratory judgment from the court confirming its set-off right. The Company also asserted a separate claim for damages against Fox alleging that, as a result of Fox's failure to achieve the Minimum Average Clearance for past broadcast seasons and its failure to broadcast 4Kids' programming within the Saturday morning block, the Company sustained damages resulting from, among other things, lost advertising and merchandising revenue.

On May 27, 2008, Fox removed the case from state court to federal court (the United States District Court for the Southern District of New York). On June 3, 2008, Fox filed its answer to the complaint and asserted counterclaims against the Company alleging that the Company's failure to pay the $5,000 installment of the time buy fee otherwise scheduled to be paid on April 1, 2008 was a breach of contract and that the Company's alleged statement to Fox that the Company would not pay the $5,000 installment of the time buy fee that was scheduled to be paid on July 1, 2008 constituted a breach of the Fox Agreement by anticipatory repudiation. The Company exercised its set-off right in the Fox Agreement and did not pay Fox the $5,000 installment of the time buy fee that was due on July 1, 2008. On July 16, 2008, the Company filed its reply to Fox's counterclaims. The Company also exercised its set-off right and paid Fox $2,000 in lieu of the $5,000 installment of the time buy fee that was due on October 1, 2008, bringing the total amount set off by the Company to $13,000. In view of the set-off right against future installments of the time buy fee specifically provided for in the Fox Agreement in the event that Fox fails to maintain the Minimum Average Clearance, the Company believes that it has meritorious defenses to the Fox counterclaims.

On November 9, 2008, the Company entered into an agreement with Fox to settle the Fox Litigation (the “Settlement Agreement”). Under the terms of the Settlement Agreement, the Fox Agreement will terminate on December 31, 2008 rather than at the end of the 2008-2009 broadcast season in September 2009. The Company’s remaining financial obligations to Fox for the first three quarters of 2009 will also terminate. Under the terms of the Settlement Agreement, the Company will pay Fox $12,250 of the $13,000 of the 2008 time buy fees owed to Fox withheld by the Company as a set off to payments to Fox in the second, third and fourth quarters of 2008; $6,000 of such amount will be paid on or before November 14, 2008, $3,125 of such amount will be paid on or before February 15, 2009 and the remaining $3,125 will be paid on or before March 15, 2009. In order to secure payment by the Company to Fox of the installments of this settlement amount, the Company granted Fox a security interest in the sale of the national advertising time sold on 4KidsTV by the Company during the fourth quarter of 2008.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” of the Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Annual Report”), which could materially affect our business, financial condition or future results. The risks described in the 2007 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently do not consider material also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors disclosed in the 2007 Annual Report except for the following:

If we cannot meet the New York Stock Exchange (“NYSE”) continued listing requirements, the NYSE may delist our common stock which would have an adverse impact on the liquidity and market price of our common stock.

Our common stock is currently listed on the NYSE. In the future, we may not be able to meet the continued listing requirements of the NYSE. If we are unable to satisfy the NYSE criteria for continued listing, our common stock would be subject to delisting. A delisting of our common stock could negatively impact us by reducing the liquidity and market price of our common stock, reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing.

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

Recent turmoil in U.S. and foreign credit markets, equity markets, and in the global financial services industry, including the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the U.S. and foreign governments, may continue to place pressure on the global economy and affect overall consumer spending and the availability of credit to us, our clients, and our customers. If conditions in the global economy, U.S. economy or other key vertical or geographic markets remain uncertain or weaken further, they may have a material adverse affect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Purchases of Equity Securities by the Issuer

ISSUER PURCHASES OF EQUITY SECURITIES

Period During 2008	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Jan. 1 – Jan. 31	93,979	$11.85	93,979	896,621
Feb. 1 – Feb. 29	15,300	12.24	109,279	881,321
Mar. 1 – Mar. 31	126,205	11.42	235,484	755,116
Apr. 1 – Apr. 30	—	—	—	755,116
May 1 – May 31	—	—	—	755,116
Jun. 1 – Jun. 30	—	—	—	755,116
Jul. 1 – Jul. 31	—	—	—	755,116
Aug. 1 – Aug. 31	—	—	—	755,116
Sep. 1 – Sep. 30	—	—	—	755,116
Total	235,484	$11.65	235,484	755,116

(1) On December 4, 2007, the Company announced that the Board of Directors authorized the Company to purchase up to 1,000,000 shares of the Company’s common stock from time to time through December 31, 2008 in the open market or through negotiated prices. The Company purchased 235,484 shares at an average price of $11.65 per share for the nine months ended September 30, 2008 under this authorization. During the three months ended September 30, 2008, no shares of the Company’s common stock were purchased by the Company under this authorization. As of November 7, 2008, no shares of the Company’s common stock were subsequently purchased by the Company under this authorization.

Item 6.           Exhibits.

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Joint Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1	Amendment to the Operating Agreement of TC Websites LLC dated as of September 15, 2008 between 4Kids Websites, Inc. and Chaotic USA Entertainment Group, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

4KIDS ENTERTAINMENT, INC.

Date: November 10, 2008

By:	/s/ Alfred R. Kahn

___________________________

Alfred R. Kahn,
Chairman of the Board,
Chief Executive Officer and
Director

By:	/s/ Bruce R. Foster

___________________________

Bruce R. Foster,
Executive Vice President,
Treasurer, Chief Financial
Officer and Principal Accounting
Officer