Form 10-K
period 2008-12-31
4 KIDS ENTERTAINMENT INC
filed 2009-03-16
CIK 58592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2008

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No X

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on June 30, 2008 as reported on the New York Stock Exchange Market, was approximately $72,257,844. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value	13,227,019
(Title of Class)	(No. of Shares Outstanding at March 13, 2009)

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2009 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The Licensing segment accounted for approximately 27%, 41% and 44% of consolidated net revenues for the years ended December 31, 2008, 2007 and 2006, respectively. The “Yu-Gi-Oh!” and “Teenage Mutant Ninja Turtles” Properties continue to be the two largest contributors in this business segment.

Advertising Media and Broadcast - The Company, through a multi-year agreement with The CW Network, LLC (“The CW”), leases The CW’s Saturday morning programming block (“The CW4Kids”) which broadcasts in most markets from 7am to 12pm for an initial term of five years beginning with The CW's 2008-2009 broadcast season. The Company provides substantially all programming content to be broadcast on The CW4Kids. 4Kids Ad Sales, Inc. (“4Kids Ad Sales”), a wholly-owned subsidiary of the Company, retains a portion of the revenue from its sale of network advertising time for the five-hour time period.

The Company, through a multi-year agreement (the “Fox Agreement”) with Fox Broadcasting Corporation (“Fox”), leased Fox’s Saturday morning programming block (“4Kids TV”) from 8am to 12pm eastern/pacific time (7am to 11am central time) which was terminated on December 31, 2008. The Company provided substantially all programming content to be broadcast on 4Kids TV and 4Kids Ad Sales retained all of the revenue from its sale of network advertising time for the four-hour programming block.

The Advertising Media and Broadcast segment also generates revenues from the sale of advertising on the Company’s multiple websites. These websites also showcase and promote The CW4Kids as well as the Company’s many Properties.

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

The Advertising Media and Broadcast segment accounted for 26%, 29% and 23% of consolidated net revenues for the years ended December 31, 2008, 2007 and 2006, respectively.

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

The Television and Film Production/Distribution segment accounted for 23%, 29% and 33% of consolidated net revenues for the years ended December 31, 2008, 2007 and 2006, respectively.

Trading Card and Game Distribution - Through its wholly-owned subsidiary, 4Kids Digital Games, Inc. (“4Kids Digital”), the Company owns 55% of TC Digital Games LLC, a Delaware limited liability company (“TC Digital”) that produces, markets and distributes the “Chaotic” trading card game. In December 2006, 4Kids Digital acquired a 53% ownership interest in TC Digital and entered into TC Digital’s operating agreement (the “TCD Agreement”) with Chaotic USA Digital Games LLC (“CUSA LLC”), a wholly-owned subsidiary of Chaotic USA Entertainment Group, Inc. (“CUSA”). The TCD Agreement contains terms and conditions governing the operations of TC Digital, and entitles 4Kids Digital and CUSA to elect two managers to the entity’s Management Committee with 4Kids Digital having the right to break any dead-locks. On December 18, 2007, 4Kids Digital purchased an additional 2% membership interest in TC Digital from CUSA increasing 4Kids Digital’s ownership percentage to 55%. The consideration for the purchase of the additional membership interest was paid through the settlement of certain capital contributions required to be made by CUSA to TC Websites LLC, a Delaware limited liability company and subsidiary of the Company (“TC Websites”) under TC Websites’ operating agreement (the “TCW Agreement”).

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

Certain of the Company’s executive officers have interests in CUSA, CUSA LLC and certain other entities with which TC Digital and TC Websites have engaged in transactions since their formation. Information regarding these relationships can be found in Note 16 of the notes to the Company’s consolidated financial statements.

The Trading Card and Game Distribution segment accounted for 24%, 1% and 0% of consolidated net revenues for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Three Properties, “Chaotic”, “Yu-Gi-Oh!” and “Teenage Mutant Ninja Turtles” represented 54% of consolidated net revenues for fiscal 2008. One licensee, Konami Corporation, represented 10% of consolidated net revenues for fiscal 2008. For more information on the Company’s Revenues/Major Customers, please see Note 9 of the notes to the Company’s consolidated financial statements.

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

Seasonal Aspects - A substantial portion of the Company’s revenues and net income are subject to the seasonal and trend variations of the toy and game industry. Typically, a majority of toy orders are shipped in the third and fourth calendar quarters. Historically, the Company’s net revenues from toy and game royalties during the second half of the year have generally been greater than during the first half of the year. Additionally, advertising revenues derived from the sale of commercial time on 4Kids TV and The CW4Kids is generally higher in the fourth quarter due to higher advertising rates typically charged to children’s advertisers for advertising during the holiday season.

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

The Company’s Advertising Media and Broadcast segment also operates in a highly competitive marketplace against large media companies (e.g., Disney, Time Warner, CBS, NBC and Nickelodeon, which is owned by Viacom) with substantially greater resources and distribution networks than the Company. The Company’s ability to derive advertising revenue from the sale of commercial time on The CW4Kids as well as internet advertising on its websites, substantially depends on the popularity of the television shows that the Company broadcasts. The Company also faces significant competition from other television broadcasters and cable networks, which also broadcast children’s television shows on Saturday mornings and sell advertising on their related websites.

The Company’s Television and Film Production/Distribution segment competes with all forms of entertainment directed at children. There are a significant number of companies that produce and/or broadcast television programming, distribute theatrical motion pictures and home videos for the children’s audience and program websites directed to children. The Company also competes with these companies to obtain creative talent to write, adapt, score, provide voice-overs and produce the television programs and theatrical motion pictures marketed by the Company and its subsidiaries.

The Company’s Trading Card and Game Distribution segment also operates in a highly competitive market against strong competition such as: (i)Wizards of the Coast, which is owned by Hasbro and distributes the popular “Magic the Gathering" trading card game; (ii) Konami, a company that distributes “Yu-Gi-Oh!” trading cards in the U.S.; (iii) Upper Deck, a company that distributes “Yu-Gi-Oh!” trading cards in Europe and sports cards; (iv) Topps, a company that distributes sports cards; and (v) Nintendo of America and Pokémon USA, Inc., the companies that distribute the “Pokémon” trading card game. The “Chaotic” website which is part of the Company’s Trading Card and Game Distribution segment also competes with popular online multiplayer game websites such as “World of Warcraft”, the website run by Blizzard Entertainment, a subsidiary of Vivendi.

Employees - As of March 13, 2009, the Company had a total of 214 full-time employees in its domestic and international operations. Of the total, 80 employees were primarily rendering services for the Licensing segment, 25 were primarily rendering services for the Advertising Media and Broadcasting segment, 65 were primarily rendering services for the Television and Film Production/Distribution segment and 44 were primarily rendering services for the Trading Card and Game Distribution segment. The Company also hires additional employees on a program-by-program basis whose compensation is typically allocated to the capitalized cost of the related programming.

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

Executive Officers of the Company

Name	Age	Employed By Registrant Since	Recent Position(s) Held As Of March 13, 2009
Alfred R. Kahn	62	1987	Chairman of the Board of Directors and Chief Executive Officer (since 1991)
Bruce R. Foster	49	2002	Executive Vice President and Chief Financial Officer (since 2005); Senior Vice President of Finance (2002 to 2005)
Norman Grossfeld	45	1994	President of 4Kids Productions, Inc.
Samuel R. Newborn	54	2000	Executive Vice President and General Counsel
Brian Lacey	58	2003	Executive Vice President, International
Daniel Barnathan	54	2002	President of 4Kids Ad Sales, Inc.
Bryan Gannon	51	2006	Chief Executive Officer of TC Digital Games LLC and TC Websites LLC
John Milito	35	2006	Executive Vice President of TC Digital Games LLC and TC Websites LLC

Item 1A.	Risk Factors.

The following significant factors, as well as others of which we are unaware or deem to be immaterial at this time, could materially adversely effect our business, financial condition or operating results in the future. Therefore, the following information should be considered carefully together with other information contained in this report. Past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

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

We have been and may continue to be negatively affected by adverse general economic and other conditions.

Conditions in the domestic and global economies are extremely unpredictable and our business has been impacted by changes in such conditions. Softening global economies, stock market uncertainty and wavering consumer confidence caused by economic weakness, the decline in the housing market, the threat or occurrence of terrorist attacks, war or other factors generally affecting economic conditions have adversely affected our business, financial condition and results of operations and may continue to do so in the future.

Recent turmoil in U.S. and foreign credit markets, equity markets, and in the global financial services industry, including the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the U.S. and foreign governments, have continued to place pressure on the global economy and affect overall consumer spending, spending by advertisers and the availability of credit to us, our clients, and our customers. If conditions in the global economy, U.S. economy or other key vertical or geographic markets remain uncertain or weaken further, they may have a further material adverse effect on our business, financial condition and results of operations.

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

We have historically derived a substantial portion of our licensing revenues from a small number of Properties which usually generate revenues only for a limited period of time. For the year ended December 31, 2008, we derived approximately 56% of our licensing revenues from two Properties. Our licensing revenues are also subject to the changing trends in the toy, game and entertainment industries. Consequently, our licensing revenues may be subject to dramatic increases and decreases from particular sources over time. In addition, we do not control the timing of the release of products by licensees which can affect both the amount of licensing revenues earned and the periods during which such revenues are recognized. A significant decrease in our licensing revenues could have a material adverse impact on our financial condition and results of operations.

Revenues from our Licensing segment are directly impacted by the amount of retail shelf space dedicated to our Properties.

As an exclusive merchandising agent, we grant licenses to third parties to manufacture and sell all types of merchandise based on the Properties that we represent. The ability of these third parties to design, manufacture, and ultimately market and sell this merchandise through various distribution channels has a direct impact on our revenues. If these third parties are not successful in obtaining distribution or placement for this merchandise at retail, the performance of certain Properties could suffer which could have a material adverse impact on our financial condition and results of operations.

Our operating margins could be adversely impacted by the mix of Properties we represent.

Historically, the majority of the television episodes produced by our production studio were English language dubbed versions of previously produced foreign language programming. We were able to license television broadcast rights, home video rights and merchandising rights to such foreign language programming for rights fees that were substantially below the cost of producing original programming. Over the past several years, we have begun shifting our strategic focus toward the production of more original animated programming in an effort to obtain a higher percentage of revenues and build the value of our programming library. The investment required to produce original animated programming is substantially greater than our historical cost of dubbing and adapting existing foreign language animated programming. Our production of original programming funded in whole or in part by us has resulted in a substantial increase in capitalized film costs that will be amortized based on overall market acceptance and projected revenues. To the extent that a Property performs at a level lower than our expectations, the ratio of amortization expense will increase and may adversely impact our operating margins and results of operations. If our original programming is not successful, we may be required to write-down capitalized film costs associated with the unsuccessful series, which will have a material adverse impact on our financial condition and results of operations.

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

A high percentage of our annual operating results have historically depended on our performance during the holiday season. Sales of our licensed toy and game concepts are seasonal and most retail sales of these products occur during the third and fourth fiscal quarters. Also, as a result of the increased demand for commercial time by children’s advertisers during the holiday season, a significant portion of the revenues of 4Kids Ad Sales is generated during the fourth fiscal quarter. The financial results of The CW4Kids will be affected by how successful it is in attracting viewers during the holiday season. As a result of the seasonal nature of our business, we would be significantly and adversely affected by unfavorable economic conditions and other unforeseen events during the holiday season, such as a terrorist attack or a military engagement, that negatively affect the retail environment or consumer buying patterns. In addition, a failure by us to supply programming to The CW4Kids during the holiday season could have a material adverse impact on our financial condition and results of operations.

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

Advertising Media and Broadcast. Our Advertising Media and Broadcast segment also operates in a highly competitive marketplace against large media companies (e.g., Disney, Time Warner, CBS, NBC and Nickelodeon, which is owned by Viacom) with substantially greater resources and distribution networks than we have. Our ability to derive advertising revenues from the sale of commercial time on The CW4Kids, substantially depends on the popularity of the television shows that we broadcast. We also face significant competition from other television broadcasters and cable networks, which also broadcast children’s television shows on Saturday mornings. Saturday morning broadcast television for children has been losing popularity over the last few years to the children’s cable television channels such as Nickelodeon, Cartoon Network and the Disney Channel. In addition, the popularity of the internet, video on demand, digital video recording of programming and other trends have caused a fragmentation of the audience. Both of these trends have resulted in lower advertising revenues from the sale of advertising time on 4Kids TV. The continued reduction of advertising revenues, as a result of these and other trends, has adversely affected our business and the results of operations.

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

Trading Card and Game Distribution. Our Trading Card and Game Distribution segment operates in a highly competitive market against strong competition such as: (i)Wizards of the Coast, which is owned by Hasbro and distributes the popular “Magic the Gathering" trading card game; (ii) Konami, a company that distributes “Yu-Gi-Oh!” trading cards in the U.S.; (iii) Upper Deck, a company that distributes “Yu-Gi-Oh!” trading cards in Europe and sports cards; (iv) Topps, a company that distributes sports cards; and (v) Nintendo of America and Pokémon USA, Inc., the companies that distribute the “Pokémon” trading card game. The “Chaotic” website which is part of the Company’s Trading Card and Game Distribution segment also competes with popular online multiplayer game websites such as “World of Warcraft”, the website run by Blizzard Entertainment, a subsidiary of Vivendi.

Our broadcasting costs may increase or our advertising revenues may decrease due to events beyond our control.

The success of our Advertising Media and Broadcast segment is largely dependent on the amount of advertising revenues generated from sales of network advertising on The CW4Kids. Recently, there has been increased scrutiny of food advertising directed at children as a result of childhood obesity concerns. In response to these concerns, several significant food advertisers have reduced or eliminated advertising of food products directed toward children resulting in a reduction in the advertising dollars spent in the children’s television and internet advertising marketplace. In addition, international, political and military developments may result in increases in broadcasting costs or loss of advertising revenue due to, among other things, the preemption of our programming.

Our Trading Card and Game Distribution segment presents certain risks.

We commenced distribution of the “Chaotic” trading card game to the comic book and hobby store distribution channels in October 2007. Distribution of the “Chaotic” trading card game to mass market distribution channels began in January 2008 and continued throughout the year. If the popularity of the trading card game does not continue, it is possible that we will not receive substantial re-orders from these distribution channels. Additionally, if distribution in the U.S. does not continue with increasing success, it is possible that international distribution could be adversely affected. If such events were to occur, it would have a material adverse impact on our business and results of operations.

Card production delays or shortfalls and card inventory risk. Raw materials required for production of the Company’s products are generally available. However, the unavailability of certain raw materials or a significant increase in their cost could have a material adverse effect on our future plans and operating results. Our production of cards to meet anticipated retailer demand could cause an inventory surplus and result in markdowns and increased inventory carrying costs for us on even our most successful products. Additionally, if we underestimate demand for our products, we may be unable to provide adequate supplies of popular products to retailers in a timely fashion, and may consequently lose sales opportunities. A portion of our card sales are subject to returns. Although the Company maintains return provisions, returns considerably in excess of the Company’s provisions or a change in the percentage of card sales on a returnable basis could materially and adversely affect our future plans and results.

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

Failure by the Company to protect its proprietary intellectual property and information could have a material adverse effect on our business, financial condition and results of operations. The value of the “Chaotic” website depends, in part, on our ability to protect patents licensed by TC Digital and TC Websites covering the uploading of coded trading cards to a website where online game play and community activities occur. The failure by the Company to be able to protect successfully its proprietary intellectual property and information could have a material adverse effect on our business, financial condition and results of operations.

Dependence on limited number of suppliers. The Company currently has a single source of supply for its trading cards. The loss of this supplier for any reason could have a materially adverse effect on the Company's future plans and results. Additionally, failure of the manufacturer to supply the Company with quality products on a timely basis could have a material adverse effect on the sales of the “Chaotic” trading cards.

Our future success is dependent on certain key employees.

The success of our business depends to a significant extent upon the skills, experience and efforts of a number of senior management personnel and other key employees. In certain instances, we have employment agreements in place as a method of retaining the services of these key employees. The loss of the services of any of our senior management personnel or other key employees could have a material adverse effect on our business, results of operations or financial condition.

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

Item 1B. Unresolved Staff Comments.

There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Exchange Act.

Item 2. Properties.

The following table sets forth, with respect to properties leased (none are owned) by the Company at December 31, 2008, the location of the property, the date on which the lease expires and the use which the Company makes of such facilities:

Address	Expiration of Lease	Use	Approximate Square Feet
1414 Avenue of the Americas, 3rd, 5th and 6th Floors New York, New York	September 30, 2010	Executive, Marketing, Sales and Administrative	29,000

53 West 23rd Street, 11th Floor New York, New York	June 30, 2017	Production Facilities	25,000

53 West 23rd Street, 6th Floor New York, New York	February 29, 2012	Website Development	5,600

1st Floor Mutual House 70 Conduit Street London, England	June 23, 2009	International Sales Office	2,400

12481 High Bluff Drive, Suite 201 San Diego, California	July 31, 2009	Trading Card and Game Distribution	6,900

12481 High Bluff Drive, Suite 110 San Diego, California	February 17, 2011	Trading Card and Game Distribution	4,200

The executive, marketing, sales and administrative offices are utilized by the Licensing, Advertising Media and Broadcast and Trading Card and Game Distribution segments. The international sales office is utilized primarily by the Licensing Segment. The production facility is utilized by the Television and Film Production/Distribution segment.

Item 3. Legal Proceedings.

On April 24, 2008, the Company commenced an action in the Supreme Court of the State of New York, County of New York against Fox seeking declaratory relief and damages from Fox pursuant to the Fox Agreement. Under the terms of the Fox Agreement, during each broadcast season, Fox was required to broadcast the 4Kids programming block on stations broadcasting to, on average, at least 90% of United States television households ("Minimum Average Clearance") and if, in any broadcast season, the 4Kids programming block did not achieve the Minimum Average Clearance, the Company was entitled to a reduction in the time buy fee payable under the Fox Agreement determined in accordance with a formula set forth in the Fox Agreement. If there were additional payments due from the Company to Fox under the Fox Agreement, the Company was entitled to set off the amount of the reduction in the time buy fee against future payments otherwise due to Fox from the Company; if such future payments due from the Company to Fox were insufficient to provide the Company with the full amount of the reduction in the time buy fee resulting from Fox's failure to maintain the required Minimum Average Clearance, the Company was entitled to a refund from Fox.

As a result of Fox's alleged failure to maintain the required Minimum Average Clearance during past broadcast seasons, the Company exercised its set-off right in the Fox Agreement and did not pay Fox the $5,000 installment of the time buy fee that was due on April 1, 2008. Since Fox disputed whether the Company was entitled to a reduced time buy fee, the Company brought an action in state court seeking a declaratory judgment confirming its set-off right. The Company also asserted a separate claim for damages against Fox alleging that, as a result of Fox's failure to achieve the Minimum Average Clearance for past broadcast seasons and its failure to broadcast 4Kids' programming within the Saturday morning block, the Company sustained damages resulting from, among other things, lost advertising and merchandising revenue.

On May 27, 2008, Fox removed the case from state court to the United States District Court for the Southern District of New York. On June 3, 2008, Fox filed its answer to the complaint and asserted counterclaims against the Company alleging that the Company's failure to pay the $5,000 installment of the time buy fee otherwise scheduled to be paid on April 1, 2008 was a breach of contract and that the Company's alleged statement to Fox that the Company would not pay the $5,000 installment of the time buy fee that was scheduled to be paid on July 1, 2008 constituted a breach of the Fox Agreement by anticipatory repudiation. The Company exercised its set-off right in the Fox Agreement and did not pay Fox the $5,000 installment of the time buy fee that was due on July 1, 2008. On July 16, 2008, the Company filed its reply to

Fox's counterclaims. The Company also exercised its set-off right and paid Fox $2,000 in lieu of the $5,000 installment of the time buy fee that was due on October 1, 2008, bringing the total amount set off by the Company to $13,000.

On November 9, 2008, the Company entered into an agreement with Fox to settle the action (the “Settlement Agreement”). Under the terms of the Settlement Agreement, the Fox Agreement terminated on December 31, 2008 rather than at the end of the 2008-2009 broadcast season in September 2009 as was provided under the original terms of the Fox Agreement. Under the terms of the Settlement Agreement, the Company paid Fox $12,250 of the $13,000 of the 2008 time buy fees owed to Fox withheld by the Company as a set off to payments to Fox in the second, third and fourth quarters of 2008; $6,000 of such amount was paid on November 14, 2008, $3,125 of such amount was paid on February 13, 2009 and the remaining $3,125 is scheduled to be paid on March 15, 2009. As of December 31, 2008, all amounts to be paid to Fox were accrued on the Company’s consolidated balance sheet. In order to secure payment by the Company to Fox of the installments of the settlement amounts, the Company granted Fox a security interest in the sale of the national advertising time sold on 4KidsTV by the Company during the fourth quarter of 2008. The Company believes that the settlement enables 4Kids, beginning in 2009, to focus its resources on the five-hour block of children’s Saturday morning television on The CW Network.

The Company, from time to time, is involved in litigation arising in the ordinary course of its business. The Company does not believe that such litigation to which the Company or any subsidiary of the Company is a party or of which any of their Properties is the subject will, individually or in the aggregate, have a material adverse effect on the Company’s financial position, results of its operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

During the Company’s fiscal quarterly period ended December 31, 2008, there were no matters submitted to a vote of security holders.

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

2008	Low	High
First Quarter	$9.56	$14.31
Second Quarter	7.14	10.10
Third Quarter	6.45	9.59
Fourth Quarter	1.80	7.56

2007	Low	High
First Quarter	$17.89	$20.31
Second Quarter	14.75	18.93
Third Quarter	14.26	18.00
Fourth Quarter	10.72	19.90

(b) Holders - The number of holders of record of the Company’s Common Stock on March 13, 2009 was 5,964.

(c) Dividends - There were no dividends or other distributions made by the Company during 2008 or 2007. Future dividend policies will be determined by the Board of Directors based on the Company’s earnings, financial condition, capital requirements and other existing conditions. It is anticipated that cash dividends will not be paid to the holders of the Company’s Common Stock in the foreseeable future.

(d) Equity Compensation Plan Information - Information regarding the Company’s equity compensation plans is incorporated by reference to Item 12 in Part III of this Form 10-K.

(e) Performance Graph - The following graph compares the cumulative total shareholders return of our common stock with the cumulative return of the Standard & Poor’s Small Cap 600 Index (“S&P 600”), the Russell 2000 Index (“Russell 2000”) and a group of companies, consisting of The Walt Disney Company, Time Warner, Inc., World Wrestling Entertainment, Inc., Marvel Entertainment, Inc. and Mattel, Inc. (“Peer Group”) for the period beginning December 31, 2003 and ending December 31, 2008. The graph assumes that $100 was invested on December 31, 2003, and that any dividends were reinvested.

	December 31,
	2003	2004	2005	2006	2007	2008
4Kids	$100.00	$80.78	$60.30	$70.02	$50.54	$7.53
S&P 600	$100.00	$121.59	$129.68	$147.92	$146.12	$99.38
Russell 2000	$100.00	$118.33	$123.72	$146.44	$144.15	$95.44
Peer Group	$100.00	$96.64	$85.89	$118.60	$106.32	$88.11

(f)	Purchases of Equity Securities by the Issuer -

ISSUER PURCHASE OF EQUITY SECURITIES

Period During 2008	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Jan. 1 – Jan. 31	93,979	$11.85	93,979	896,621
Feb. 1 – Feb. 29	15,300	12.24	109,279	881,321
Mar. 1 – Mar. 31	126,205	11.42	235,484	755,116
Apr. 1 – Apr. 30	—	—	—	755,116
May 1 – May 31	—	—	—	755,116
Jun. 1 – Jun. 30	—	—	—	755,116
Jul. 1 – Jul. 31	—	—	—	755,116
Aug. 1 – Aug. 31	—	—	—	755,116
Sep. 1 – Sep. 30	—	—	—	755,116
Oct. 1 – Oct. 31	—	—	—	755,116
Nov. 1 – Nov. 30	—	—	—	755,116
Dec. 1 – Dec. 31	—	—	—	755,116
Total	235,484	$11.65	235,484	755,116

(1) On December 4, 2007, the Company announced that the Board of Directors authorized the Company to purchase up to 1,000,000 shares of the Company’s common stock from time to time through December 31, 2008 in the open market or through negotiated prices. The Company purchased 235,484 shares at an average price of $11.65 per share for the year ended December 31, 2008 under this authorization.

Item 6. Selected Consolidated Financial Data.

(In thousands of dollars, except per share data)

Our selected consolidated financial data presented below has been derived from our audited consolidated financial statements and should be read in conjunction with the notes to the Company’s consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	2008	2007	2006	2005	2004
Net revenues:
Service revenue	$48,393	$54,833	$71,781	$80,607	$99,189
Product revenue	15,276	776	—	—	—
Total net revenues	63,669	55,609	71,781	80,607	99,189

Costs and expenses:
Selling, general and administrative	54,280	44,180	39,155	33,835	33,437
Production service costs	6,752	7,195	11,259	8,851	10,029
Cost of sales of trading cards	10,625	352	—	—	—
Amortization of television and film costs	7,707	8,179	8,041	9,790	9,639
Amortization of 4Kids TV broadcast fee	16,022	21,472	22,462	26,408	27,859
Total costs and expenses	95,386	81,378	80,917	78,884	80,964

(Loss) income from operations	(31,717)	(25,769)	(9,136)	1,723	18,225

Interest income	2,722	5,281	4,143	2,834	1,469
Impairment on investment securities	(7,834)	—	—	—	—
Gain on sale of investment in equity securities	—	—	—	234	—
Total other income	(5,112)	5,281	4,143	3,068	1,469

(Loss) income before income taxes	(36,829)	(20,488)	(4,993)	4,791	19,694

(Provision for) benefit from income taxes	(300)	(2,436)	3,506	(1,762)	(7,907)

Loss from unconsolidated operations – net of a tax benefit	—	—	(280)	—	—
Loss on previously unconsolidated affiliate	—	(498)	—	—	—
Minority interest (Note 14)	310	96	39	—	—

(Loss) income from continuing operations	(36,819)	(23,326)	(1,728)	3,029	11,787

Income from discontinued operations	—	—	722	2,040	943

Net (loss) income	$(36,819)	$(23,326)	$(1,006)	$5,069	$12,730

Per share amounts:
Basic (loss) earnings per common share
Continuing operations	$(2.79)	$(1.77)	$(0.13)	$0.23	$0.86
Discontinued operations	—	—	0.05	0.16	0.07
Basic (loss) earnings per common share	$(2.79)	$(1.77)	$(0.08)	$0.39	$0.93

Diluted (loss) earnings per common share
Continuing operations	$(2.79)	$(1.77)	$(0.13)	$0.22	$0.82
Discontinued operations	—	—	0.05	0.15	0.07
Diluted (loss) earnings per common share	$(2.79)	$(1.77)	$(0.08)	$0.37	$0.89

Weighted average common shares
outstanding - basic	13,181,549	13,209,495	13,104,051	13,115,687	13,683,756
Weighted average common shares
outstanding - diluted	13,181,549	13,209,495	13,104,051	13,536,830	14,335,343

	Year Ended December 31,
	2008	2007	2006	2005	2004
Other Operating Data:
Cash flow (used in) provided by:
Operating activities	$(32,310)	$(13,821)	$(1,057)	$3,242	$21,639
Investing activities	23,408	20,576	(18,047)	(62,207)	7,198
Financing activities	(2,641)	2	1,445	(16,956)	(12,645)

	Year Ended December 31,
	2008	2007	2006	2005	2004

Total assets	$100,574	$151,079	$181,395	$183,938	$205,015
Working capital	17,579	65,135	123,906	129,576	139,377
Stockholders’ equity	74,991	128,088	154,737	153,397	163,978

The Company did not declare or pay any cash dividends during the five-year period ended December 31, 2008.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(In thousands of dollars unless otherwise specified)

The following is a discussion and analysis of our financial position and results of operations for each of the three years in the period ended December 31, 2008. This commentary should be read in conjunction with our consolidated financial statements and the notes to the Company’s consolidated financial statements, which begin on page F-1 under “Item 8. Financial Statements and Supplementary Data”.

Overview

The Company’s operating results for the year ended December 31, 2008 were negatively impacted by the global economic downturn which gained increasing downward momentum throughout the fourth quarter of 2008, as well as a continuing decline in the popularity of our significant Properties. Accordingly, the Company experienced an overall decrease in licensing revenues worldwide. As a result of the downturn, many retailers decided to reduce inventory on hand for the holiday selling season and the Company’s Trading Card and Game Distribution segment was negatively impacted by the resulting cut back by the Company’s distributors on their own holiday orders placed with TC Digital. Consequently, overall sales of “Chaotic” trading cards during the fourth quarter of 2008 were below expectations. In addition, these reduced sales caused an overall surplus of trading card inventory forcing the Company to record a reserve of $3,000 on this slower moving inventory. The Company was also impacted by increased selling, general and administrative expenses associated with the operations of TC Digital, and an other than temporary impairment of certain of the Company’s investment securities.

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

The Company’s licensing revenues have historically been derived primarily from the licensing of toy and game concepts. As a result, a substantial portion of the Company’s revenues and net income are subject to the seasonal variations of the toy and game industry. Typically, a majority of toy orders are shipped in the third and fourth calendar quarters resulting in increased royalties earned by the Company during such calendar quarters. The Company recognizes revenues from the sale of advertising time on the leased Saturday morning programming blocks from Fox (“4Kids TV”), which terminated on December 31, 2008, and The CW (“The CW4Kids”), as more fully described in Note 2 of the notes to the Company’s consolidated financial statements. The Company’s advertising sales subsidiary, 4Kids Ad Sales, sells advertising time on 4Kids TV and The CW4Kids at higher rates in the fourth quarter due to the increased demand for commercial time by children’s advertisers during the holiday season. As a result, much of the revenues of 4Kids Ad Sales are earned in the fourth quarter when the majority of toy and video game advertising occurs. As a result of the foregoing, the Company has historically experienced greater revenues during the second half of the year than during the first half of the year.

The Company’s media buying subsidiary, Summit Media, which previously provided print and broadcast media planning and buying services for clients principally in the children’s toy and game business, terminated its operations effective June 30, 2006. In connection with the closing of Summit Media, the media buying operations have been classified as a discontinued operation. As further discussed in Note 15 of the notes to the Company’s consolidated financial statements, the consolidated financial statements have been reclassified to accommodate the reporting of this business as a discontinued operation.

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

Other Estimates -   The Company estimates reserves for future returns of product in the trading card and home video markets as well as provisions for uncollectible receivables. In determining the estimate of trading card and home video product sales that will be returned, the Company performs an analysis that considers historical returns, changes in customer demand and current economic trends. Based on this information, a percentage of each sale is reserved provided that the customer has the right to return unsold trading card and home video inventory. The Company estimates the amount of uncollectible receivables from its business segments by monitoring delinquent accounts and estimating a reserve based on contractual terms and other customer specific issues.

Revenue Recognition - The Company’s revenue recognition policies for its four business segments are appropriate to the circumstances of each segment’s business. See Note 2 of the notes to the Company’s consolidated financial statements for a discussion of these revenue recognition policies.

4Kids TV Broadcast Agreement - The Company broadcasted certain of its Properties on 4Kids TV, the Saturday morning programming block that the Company leased from Fox, under the Fox Agreement, until December 31, 2008. The cost of 4Kids TV has been capitalized and amortized over each broadcast year based on estimated advertising revenue up until the termination of the Fox Agreement. See Note 13 of the notes to the Company’s consolidated financial statements for additional information regarding the termination of the Fox Agreement. As of December 31, 2008, the cost to lease 4Kids TV was fully amortized.

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

Recently Issued Accounting Pronouncements – In November 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, Business Combinations (“SFAS No. 141R”), which continues to require that all business combinations be accounted for by applying the acquisition method. Under the acquisition method, the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any contingent consideration and contractual contingencies, as a whole, at their fair value as of the acquisition date. Under SFAS No. 141R, all transaction costs are expensed as incurred. SFAS No. 141R rescinds Emerging Issues Task Force (“EITF”) Issue No. 93-7 (“EITF 93-7”). Under EITF 93-7, the effect of any subsequent adjustments to uncertain tax positions were generally applied to goodwill, except for post-acquisition interest on uncertain tax positions, which was recognized as an adjustment to income tax expense. Under SFAS No. 141R, all subsequent adjustments to these uncertain tax positions that otherwise would have impacted goodwill will be recognized in the income statement. SFAS No. 141R will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”) — an amendment of FASB Statement No.133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). SFAS No. 161 requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities in order to better convey the purpose of derivative use in terms of risk management. Disclosures are required on (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows. This Statement retains the same scope as SFAS No. 133 and is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 161 will have on its consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS No. 162”). SFAS No. 162 sets forth the sources of accounting principles and the framework, or hierarchy, for selecting principles to be used in financial statement preparation. Prior to the issuance of SFAS No. 162, the GAAP hierarchy was defined in the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS No. 162 is currently effective and its adoption did not have an impact on the Company’s consolidated financial position and results of operations.

In December 2007, the FASB ratified EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-1”). The EITF concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are to be disclosed along with the accounting policies and the classification of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. This Issue is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The Company is currently evaluating the impact, if any, the adoption of this standard will have on its consolidated financial position and results of operations.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenues for the three years ended December 31, 2008, 2007 and 2006.

	2008	2007	2006
Net revenues	100%	100%	100%

Costs and expenses:
Selling, general and administrative	85	79	55
Production service costs	11	13	16
Cost of sales of trading cards	17	1	—
Amortization of television and film costs	12	15	11
Amortization of 4Kids TV broadcast fee	25	39	31
Total costs and expenses	150	147	113

Loss from operations	(50)	(47)	(13)

Interest income	4	10	6
Impairment of investment securities	(12)	—	—
Total other (expense) income	(8)	10	6

Loss before income taxes	(58)	(37)	(7)

(Provision for) benefit from income taxes	—	(4)	5

Loss from unconsolidated operations - net of a tax benefit	—	—	—
Loss from previously unconsolidated affiliate	—	(1)	—
Minority interest	—	—	—

Loss from continuing operations	(58)	(42)	(2)

Income from discontinued operations	—	—	1

Net loss	(58)%	(42)%	(1)%

Year Ended December 31, 2008 as compared to Year Ended December 31, 2007

Revenues

Revenues for the years ended December 31, 2008 and 2007, by reportable segment and for the Company as a whole, were as follows:

	2008	2007	$ Change	% Change
Licensing	$17,124	$22,561	$(5,437)	(24)%
Advertising Media and Broadcast	16,368	16,296	72	—
Television and Film Production/Distribution	14,901	15,976	(1,075)	(7)
Trading Card and Game Distribution	15,276	776	14,500	1,869
Total	$63,669	$55,609	$8,060	14%

The increase in consolidated net revenues for 2008, as compared to 2007, was due to a number of factors.

In the Licensing segment, decreased revenues were primarily attributable to:

(i)	decreased licensing revenues on the “Teenage Mutant Ninja Turtles” and “Yu-Gi-Oh!” Properties, domestically of approximately $2,150 and $910, respectively; as well as
(ii)	decreased licensing revenues on the “Viva Piñata” and “Nintendo” Properties, worldwide of approximately $2,060 and $1,200, respectively; partially offset by
(iii)	increased revenues attributable to the “Dinosaur King” Property, worldwide of approximately $910.

The “Yu-Gi-Oh!” and “Teenage Mutant Ninja Turtles” Properties, despite lower licensing revenues as compared to 2007, continued to be the largest contributors to the Company’s revenues in this business segment in 2008.

In the Advertising Media and Broadcast segment, revenues for 2008 remained relatively consistent when compared to 2007, primarily resulting from:

(i)	decreased revenue from the sale of advertising on Fox of approximately $1,090 resulting from decreased consumer demand related to a decline in current economic conditions; offset by
(ii)	revenue from a one time buy out fee of $1,000 paid from Microsoft to terminate a portion of their existing media commitment; as well as
(iii)	revenue from the sale of advertising on The CW4Kids of approximately $340, which did not exist in 2007.

In the Television and Film Production/Distribution segment, the revenue decline for 2008, as compared to 2007, primarily resulting from:

(i)	decreased production service revenue from the “Viva Piñata” television series, domestically of approximately $1,730; as well as
(ii)	decreased broadcast sales from the “Yu-Gi-Oh!” television series , domestically of approximately $1,440; partially offset by
(iii)	increased production service revenue from the “Teenage Mutant Ninja Turtles” television series of approximately $1,210; as well as
(iv)	increased international broadcast sales from the “Dinosaur King” television series of approximately $860.

The Trading Card and Game Distribution segment began to record revenues in the fourth quarter of 2007 as a result of the October launch of the “Chaotic” trading card game to comic and hobby stores. For the year ended December 31, 2008, revenues were $15,276, as a result of sales to mass market distribution channels as well as to comic and hobby stores. During the fourth quarter of 2008, retail sales were negatively impacted by the global economic downturn. As a result of the downturn, many retailers decided to reduce inventory on hand for the holiday selling season, and the Company’s Trading Card and Game Distribution segment was negatively impacted by the resulting cut back by the Company’s distributors on their own holiday orders placed with TC Digital. Consequently, overall sales of “Chaotic” trading cards during the fourth quarter of 2008 were below expectations. In addition, these reduced sales caused an overall surplus of trading card inventory forcing the Company to record a reserve of $3,000 on its slower moving inventory.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 23%, or $10,100 to $54,280 for the year ended December 31, 2008, when compared to 2007. The increase was primarily due to the following:

(i)	increased costs of approximately $7,980 related to the operations of TC Digital;

(ii)	increased international selling expenses of approximately $1,220;
(iii)	increased foreign exchange loss associated with currency fluctuations of approximately $750; as well as
(iv)	increased costs relating to the grant of restricted shares of approximately $650; partially offset by
(v)	decreased advertising and promotional expenses of approximately $620.

Cost of Sales of Trading Cards

Cost of sales of trading cards represents finished good inventory costs relating to the “Chaotic” trading card game which was released to comic and hobby stores in October 2007. The Company’s production of cards to meet anticipated retailer demand followed by a decrease in overall consumer spending caused an inventory surplus and resulted in the Company recording a reserve of $3,000 associated with its slower moving inventory, as of December 31, 2008.

Production Service and Capitalized Film Costs

	2008	2007	$ Change	% Change
Production Service Costs	$6,752	$7,195	$(443)	(6)%
Amortization of Television and Film Costs	7,707	8,179	(472)	(6)

The decrease in production service costs during the year ended December 31, 2008, as compared to the same period in 2007, was primarily due to decreased production costs for the “Viva Piñata” and “Kirby” television series, partially offset by increased production costs for the work performed on the “Teenage Mutant Ninja Turtles”, “Chaotic” and “Dinosaur King” television series. When the Company is entitled to be paid for such production costs, the Company categorizes them as production service costs and reflects a corresponding amount in revenues for the amounts billed back to the property owners.

The decrease in amortization of television and film costs for the year ended December 31, 2008 when compared to the same period in 2007, was primarily due to the decreased amortization of “Viva Piñata” and “Teenage Mutant Ninja Turtles” television series as well as decreased amortization of various older properties which were fully amortized in 2007. These decreases were offset by increased amortization of the “Chaotic” and “Yu-Gi-Oh!” television series.

As of December 31, 2008, there were $16,661 of capitalized film production costs in the Company’s consolidated balance sheet relating primarily to various stages of production on 461 episodes of animated programming. Based on management’s ultimate revenue estimates as of December 31, 2008, approximately 42% of the total completed and unamortized film and television costs are expected to be amortized during the next year, and over 90% of the total completed and unamortized film and television costs are expected to be amortized during the next three years.

4Kids TV Broadcast Fee

	2008	2007	$ Change	% Change
Amortization of 4Kids TV Broadcast Fee	$16,022	$21,472	$(5,450)	(25)%

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

The decrease in amortization of the 4Kids TV broadcast fee for the year ended December 31, 2008 when compared to the same period in 2007, resulted from the agreement to terminate the Fox Agreement on December 31, 2008. The Fox Agreement was originally scheduled to terminate in September 2009.

Interest Income

Interest income decreased 48%, or $2,559 to $2,722 for the year ended December 31, 2008, as compared to 2007, primarily as a result of lower cash balances and the Company investing its surplus cash in U.S. Treasury securities typically bearing lower interest rates than other investments.

Impairment in Investment Securities

As of December 31, 2008, the Company held investment securities having an aggregate principal amount of $46,930. As of December 31, 2008, the estimated fair market value of the investment securities held by the Company had declined by $25,313 ($3,993 during 2007 and $21,320 during 2008) to $21,617, based upon an analysis of the current market conditions of the Company’s investment securities made by the Company in accordance with SFAS No. 157. The Company concluded that a portion of the 2008 decline in fair value of $6,262, as well as $1,572 of the long-term investment decline during 2007 previously deemed to be temporarily impaired and recorded to other comprehensive income in 2007, were now other than temporarily impaired. The Company’s determination that certain of its long-term investments were other than temporarily impaired was based upon the fact that certain of the Company’s auction rate securities (“ARS”) ceased to pay interest according to their stated terms and that the underlying bond insurers of such securities elected to exercise their put right against the trusts, thereby exchanging the investment grade collateral in the trust with preferred stock. Accordingly, the Company recorded $7,834 of impairment charges to non-operating expense, in the Licensing segment, related to the other than temporary impairment of its ARS. The Company continues to monitor the market for ARS and consider its impact (if any) on the fair value of its investments. If the current market conditions deteriorate further, the Company may be required to record additional impairment charges to non-operating expense in future periods.

(Loss) Income Before Income Taxes

	2008	2007	$ Change	% Change
Licensing	$(8,557)	$9,321	$(17,878)	(192)%
Advertising Media and Broadcast	(8,854)	(15,168)	6,314	42
Television and Film Production/Distribution	(6,470)	(5,069)	(1,401)	(28)
Trading Card and Game Distribution	(12,948)	(9,572)	(3,376)	(35)
Total	$(36,829)	$(20,488)	$(16,341)	(80)%

The loss in the Licensing segment for the year ended December 31, 2008, as compared to income for the same period in 2007, was primarily attributable to an other than temporary impairment of certain of the Company’s investment securities, lower revenues from licensed Properties as well as a decrease in interest income allocated to this segment.

In the Advertising Media and Broadcast segment, the decrease in segment loss for the year ended December 31, 2008, as compared to the same period in 2007, was due to a decrease in amortization of the 4Kids TV broadcast fee in conjunction with the termination of the Fox Agreement, as well as a decrease in advertising and promotional expenses.

In the Television and Film Production/Distribution segment, the increase in segment loss for the year ended December 31, 2008 as compared to the same period in 2007, was primarily due to an increase in international selling expenses as well as a decrease in domestic broadcast sales, partially offset by decreased amortization of television and film costs.

In the Trading Card and Game Distribution segment, the increase in segment loss for the year ended December 31, 2008 when compared to the same period in 2007, was primarily attributable to increased cost of goods sold and selling, general and administrative expenses partially offset by increased revenues.

Income Tax Expense

The net tax provision for the year ended December 31, 2008 reflected a deferred tax expense of $300 related to taxable income from the Company’s foreign subsidiary. The deferred tax expense of $2,436 for the year ended December 31, 2007, related to an increase in the Company’s valuation reserve.

The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), requires the Company to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In view of the level of deferred tax assets as of December 31, 2008, and the Company’s historical losses from operations, the Company has determined that the application of SFAS No. 109 requires the Company to record a full valuation allowance against its net deferred tax assets.

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

Our effective tax rate for 2008 would have been a benefit of 38.1%. This rate differs from the Federal statutory rate of 35% primarily due to the mix of income and losses, which have tax rates that differ from the statutory rate, and due to permanent differences and tax rate differences on subsidiaries.

The Company files in multiple tax jurisdictions and from time to time is subject to audit in certain tax jurisdictions. As of December 31, 2008, the Company is in the process of undergoing an audit of its 2006 federal return. Management does not anticipate any adjustments.

Net Loss

As a result of the above, the Company had a net loss for the year ended December 31, 2008 of $36,819, as compared to a net loss of $23,326 for the same period in 2007.

Year Ended December 31, 2007 as compared to Year Ended December 31, 2006

Revenues

Revenues for the years ended December 31, 2007 and 2006, by reportable segment and for the Company as a whole, were as follows:

	2007	2006	$ Change	% Change
Licensing	$22,561	$31,677	$(9,116)	(29)%
Advertising Media and Broadcast	16,296	16,153	143	1
Television and Film Production/Distribution	15,976	23,951	(7,975)	(33)
Trading Card and Game Distribution	776	—	776	—
Total	$55,609	$71,781	$(16,172)	(23)%

The decrease in consolidated net revenues for 2007, as compared to 2006, was due to a number of factors.

In the Licensing segment, decreased revenues were primarily attributable to:

(i)	decreased licensing revenues on the “Yu-Gi-Oh!”, “Winx Club” and “Pokémon” Properties, worldwide of approximately $5,020, $1,600 and $1,560, respectively;
(ii)	decreased licensing revenues on the “G.I. Joe” Property, domestically of approximately $1,270; as well as
(iii)	decreased licensing revenues on the “Teenage Mutant Ninja Turtles” Property, internationally of approximately $670; partially offset by
(iv)	increased revenue attributable to the “Teenage Mutant Ninja Turtles” Property, domestically of approximately $1,940.

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

In the Television and Film Production/Distribution segment, the revenue decline for 2007, as compared to 2006, primarily resulted from:

(i)

decreased production service revenue from the “Teenage Mutant Ninja Turtles”, “Pokémon” and “One Piece” television series, domestically of approximately $2,650, $1,230 and $870, respectively; as well as

(ii)	decreased broadcast sales from the “Yu-Gi-Oh!”, “Mew Mew Power” and “One Piece” television series, internationally of approximately $1,010, $590 and $500, respectively; partially offset by
(iii)	increased international broadcast sales from the “Viva Piñata” television series of approximately $580.

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
(ii)	increased website costs of approximately $1,500 primarily related to the redesign and upgrade of the www.4Kids.tv website; partially offset by
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

The ability of the Company to further develop its merchandising and, to a lesser extent, home video and music publishing revenue streams were significant components of its evaluation process which resulted in the decision to lease an additional Saturday morning children’s programming block from The CW, as described in Note 13 of the notes to the Company’s consolidated financial statements under “Broadcast Agreements”. Other factors, such as lower guaranteed payments associated with the five-hour broadcast period, additional units allocated to the Company for sale during The CW4Kids, an anticipated increase in network support due to a revenue sharing arrangement, along with the availability of The CW4Kids, also contributed to the decision to lease another Saturday morning children’s block which will overlap our current 4Kids TV block during the same Saturday morning time period for the 2008-2009 broadcast season.

Interest Income

Interest income increased 27%, or $1,138 to $5,281 for the year ended December 31, 2007, as compared to 2006, as a result of the increasing interest rate environment during the first half of 2007 when compared with 2006.

Income (Loss) Before Income Taxes

	2007	2006	$ Change	% Change
Licensing	$9,321	$11,475	$(2,154)	(19)%
Advertising Media and Broadcast	(15,168)	(14,805)	(363)	(2)
Television and Film Production/Distribution	(5,069)	(1,092)	(3,977)	(364)
Trading Card and Game Distribution	(9,572)	(571)	(9,001)	(1,576)
Total	$(20,488)	$(4,993)	$(15,495)	(310)%

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

The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109 requires the Company to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In view of the level of deferred tax assets as of December 31, 2007 and the Company’s historical losses from operations, the Company has determined that the application of SFAS No. 109 requires the Company to record a full valuation allowance against its net deferred tax assets.

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

The following are the summarized results of discontinued operations for the media buying business for the years ended December 31, 2007 and 2006:

	2007	2006
Net revenues	$—	$2,852
Income before income taxes	—	1,181
Income taxes	—	459
Net income from discontinued operations	$—	$722

Liquidity and Capital Resources

Financial Position

Cash and cash equivalents and short-term investments for the years ended December 31, 2008 and December 31, 2007 were as follows:

	2008	2007	$ Change

Cash and cash equivalents	$13,503	$24,872	$(11,369)
Investments	―	36,106	(36,106)
	$13,503	$60,978	$(47,475)

Long-term investments for the years ended December 31, 2008 and December 31, 2007 were as follows:

	2008	2007	$ Change

Investments	$21,617	$31,806	$(10,189)

The Company’s long-term investments principally consist of ARS, corporate bonds and preferred shares. ARS are generally rated “BBB” or better by one or more national rating agencies and have contractual maturities of up to 80 years. Of the aggregate principal amount of $46,930 in investment securities held by the Company as of December 31, 2008, 3% mature within the next 20 years, 21% mature within the next 30 years, 35% mature through 2087 and the remaining 65% have no maturity date. The Company classifies these investments as “available for sale”, in accordance with the provisions of SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. The ARS that the Company invests in generally had interest reset dates that occured every 7 or 35 days and despite the long-term nature of their stated contractual maturity, the historical operation of the ARS market had given the Company the ability to quickly liquidate these securities at ongoing auctions every 35 days or less.

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

The ARS currently held by the Company are private placement debt securities with long-term nominal maturities and interest rates that typically reset monthly. The Company’s investments in ARS represent interests in debt obligations issued by banks and insurance companies that originally had at least an “A” credit rating at the time of purchase, including JP Morgan Chase, bond insurers and re-insurers such as MBIA, AMBAC, FGIC, FSA, RAM and Radian, and International Lease Finance Corporation, the aircraft leasing subsidiary of AIG. The collateral underlying these securities consists primarily of commercial paper, but also includes asset-backed and mortgage-backed securities, corporate debt, government holdings, money market funds and other ARS.

As of December 31, 2008, the Company held investment securities having an aggregate principal amount of $46,930. As of December 31, 2008, the estimated fair market value of the investment securities held by the Company had declined by $25,313 ($3,993 during 2007 and $21,320 during 2008) to $21,617, based upon an analysis of the current market conditions of the Company’s securities made by the Company in accordance with SFAS No. 157. The Company concluded that a portion of the 2008 decline in fair value of $6,262, as well as $1,572 of the long-term investment decline during 2007 previously deemed to be temporarily impaired and recorded to other comprehensive loss in 2007, were now other than temporarily impaired. The Company’s determination that certain of its long-term investments were other than temporarily impaired was based upon the fact that certain of the Company’s ARS ceased to pay interest according to their stated terms and that the underlying bond insurers of such securities elected to exercise their put right against the trusts, thereby exchanging the investment grade collateral in the trust with preferred stock. Accordingly, the Company recorded $7,834 in impairment charges in non-operating expense related to the other than temporary impairment of its ARS. The Company continues to monitor the market for ARS and consider its impact (if any) on the fair value of its investments. If the current market conditions deteriorate further, the Company may be required to record additional impairment charges to non-operating expense in future periods. Additionally, the Company recorded an unrealized loss of $13,486 during 2008, resulting in a reduction in stockholders’ equity. Since the Company has the ability, and presently expects, to hold these investments until recovery of their face value, which may not be prior to the maturity of the applicable security (to the extent such security has a specified maturity date) and based on consideration of all such factors, the Company did not consider these investments to be other than temporarily impaired as such term is defined in the accounting literature as of the filing date. Additionally, the remaining investment securities held by the Company have continued to pay interest according to their stated terms, which the Company believes may create an incentive for the issuers to redeem these securities once the current liquidity problems in the credit market end, and substantially all of the ARS invested in by the Company are rated “BBB” or above.

In November 2008, one of the Company’s ARS experiencing liquidity problems converted to a corporate bond due to a provision in the trust stating that if liquidity ceased for an extended period of time the trust would dissolve and distribute the underlying assets of the trust, which were solely comprised of corporate bonds. This corporate bond is currently paying interest and the Company does not consider this investment to be other than temporarily impaired. Additionally, during 2008, the Company received an early redemption of certain ARS at par value of $14,975. Since these securities were never deemed to have an unrealized loss, their redemption had no affect on stockholders’ equity. As of March 13, 2009, no additional securities had been redeemed.

The credit and capital markets, including the market for ARS, have remained illiquid, and as a result of this and other factors specific to certain investment securities, the Company’s unrealized loss on its investment securities may subsequently increase. The Company estimates the fair values of the investment securities quarterly based upon consideration of such factors as: issuer and insurer credit rating; comparable market data, if available; current market conditions; the credit quality of the investment securities; the rate of interest received since the date the auctions began; yields of securities similar to the underlying investment securities; and, until September 2008, input from broker-dealers’ statements provided by the investment bank through which the Company held such securities. These considerations are used to determine a range of values for each security from moderate to highly conservative. The Company has based its evaluation on the mid-point of that range. Specifically, the Company considers the composition of the collateral supporting the investment securities and the default probabilities of the collateral underlying these securities in our overall valuation of each security. The Company has also researched the secondary market, and while such a market may be available, there is no guarantee that such a market will exist at any particular point in time. Additionally, the Company looks at the probabilities of default, probabilities of successful auctions and probabilities of earning the maximum (failed auction) rate for each period.

Due to the sensitivity of the methodologies and considerations used, the Company continually re-evaluates the investment securities and although the valuation methodologies have remained consistent for each quarter in which these securities were valued, certain inputs may have changed. The changes in these inputs primarily relate to the changes in the economic environment and the market for such securities.

Given the failed auctions, the Company’s investment securities are currently illiquid.  Accordingly, the Company has classified $21,617 in investment as non-current assets at December 31, 2008 on its balance sheet due to the fact that the Company believes that the liquidity of these securities is unlikely to be restored in a period less than twelve months from such date.

The Company believes that Lehman Brothers, Inc., the securities broker-dealer that purchased the ARS on behalf of the Company that have been classified as other than temporarily impaired based on discretion afforded to it, has violated its legal obligations to the Company. As a result, the Company has taken various measures to obtain appropriate legal relief, including initiating an arbitration with the Financial Industry Regulatory Authority. On September 15, 2008, Lehman Brothers Holdings, Inc., the parent company of Lehman Brothers, Inc., filed for bankruptcy. On September 16, 2008, Barclays PLC announced that it had reached an agreement to purchase the assets of Lehman Brothers Holdings, Inc.’s North American operations, including substantial assets of Lehman Brothers, Inc. The Lehman-Barclays transaction was approved by the United States Bankruptcy Court for the Southern District of New York on September 20, 2008. On September 19, 2008, the Securities Investor Protection Corporation (“SIPC”) filed a proceeding, placing Lehman Brothers, Inc. in liquidation under the Securities Investor Protection Act (“SIPA”). SIPC, pursuant to its authority under SIPA, has acted to facilitate the transfer of Lehman Brothers, Inc.’s customer accounts (including the Company’s accounts) to Barclays, PLC. In view of the bankruptcy of Lehman Brothers Holdings, Inc. and the liquidation of Lehman Brothers, Inc., the Company is currently assessing what additional steps to take to pursue legal redress.

If uncertainties in the credit and capital markets continue or the Company’s investments experience any rating downgrades on any investments in its portfolio or the value of such investments declines further, the Company may incur impairment charges to its investment portfolio, which could negatively affect the Company’s financial condition, results of operations and cash flow. As a result of the current market issues, the Company’s surplus cash is invested solely in U.S. Treasury securities with a maturity of 90 days or less.

In light of the current lack of liquidity affecting a significant portion of its portfolio of investment securities, based on the Company’s projected cash flows, current cash and cash equivalents, and its overall cash position, the Company expects to have adequate liquidity to fund its day-to-day operations through 2009. However, the illiquidity affecting a significant portion of the Company’s portfolio of investment securities is impacting the Company’s ability to make capital investments or expand its operations.

Sources and Uses of Cash

Cash flows for the three years ended December 31, 2008, 2007 and 2006 were as follows:

Sources (Uses)	2008	2007	2006
Operating Activities	$(32,310)	$(13,821)	$(1,057)
Investing Activities	23,408	20,576	(18,047)
Financing Activities	(2,641)	2	1,445

Working capital, consisting of current assets less current liabilities, was $17,579 as of December 31, 2008 and $65,135 as of December 31, 2007.

Operating Activities

2008

Net cash used in operating activities of $32,310 in 2008 primarily reflects a decrease in the Company’s business performance as well as additional costs related to the purchase of film and television inventory, payment of the Fox broadcast fee and purchase of trading card inventory. This decrease was partially offset by amortization of television and film costs and the 4Kids TV broadcast fee as well as the impairment of a portion of the Company’s investment securities.

2007

Net cash used in operating activities of $13,821 in 2007, primarily reflected a decrease in the Company’s business performance. This decrease was partially offset by a reduction of the Company’s tax assets attributable to a valuation allowance being established against net operating loss carryforwards.

2006

Net cash used in operating activities of $1,057 in 2006, primarily reflected lower net income and decreased amortization of television and film costs, partially offset by lower 4Kids TV broadcast fees paid to Fox.

Investing Activities

2008

Net cash provided by investing activities of $23,408 in 2008, reflects a shift in the Company’s investments for the period from auction rate securities to U.S. Treasury securities, which are short in duration and are classified as cash and cash equivalents.

2007

Net cash provided by investing activities of $20,576 in 2007, reflected a shift in the Company’s investment strategy, implemented during 2007, to purchase taxable investments with longer maturities to minimize the risk of short-term interest rate fluctuations, partially offset by increased capitalized website costs related to the development of the “Chaotic” website.

2006

Net cash used in investing activities of $18,047 in 2006, reflected the Company’s proceeds from the maturity of auction rate securities that were purchased as an investment, partially offset by the Company’s purchase of a 50% membership interest in TC Websites.

Financing Activities

2008

Net cash used in financing activities of $2,641 in 2008, reflects the Company’s purchase of shares of its common stock classified as treasury stock on the consolidated financial statements.

2007

Net cash provided by financing activities of $2 in 2007, reflected proceeds from the exercise of stock options, substantially offset by the purchase of treasury shares.

2006

Net cash provided by financing activities of $1,445 in 2006, reflected the Company’s proceeds from the exercise of stock options by the Company’s employees.

During 2008, the Company's cash flow from operations was impacted by an overall decrease in consumer spending due to current economic conditions.  While the Company strives to further diversify its revenue streams, management remains cognizant of changing trends in the toy, game and entertainment business and the difficulty in predicting the length of time a property will be commercially successful.  As a result, the Company's revenues, operating results and cash flow from operations may fluctuate significantly from year to year and present operating results are not necessarily indicative of future performance.

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

Broadcast Agreements

The CW Broadcast Agreement - On October 1, 2007, the Company and The CW entered into the CW Agreement, under which The CW granted to the Company the exclusive right to program The CW's Saturday morning children's programming block (“The CW4Kids”) that is broadcast in most markets between 7am and 12pm for an initial term of five years beginning with The CW's 2008-2009 broadcast season.

Under the CW Agreement, the Company is obligated to make quarterly minimum guaranteed payments which are subject to reduction under certain circumstances. The Company and The CW share advertising revenues earned from the sale of national commercial time during The CW4Kids with The CW's share to be applied against such quarterly guarantee payments. In addition, The CW is entitled under the CW Agreement to participate in the Company's merchandising revenues from certain content broadcast on The CW4Kids, if such merchandising revenues exceed a certain annual minimum. 4Kids Ad Sales, Inc. manages and accounts for the ad revenue and costs associated with The CW4Kids.

4Kids TV Broadcast Agreement - In January 2002, the Company entered into a multi-year agreement with Fox (the “Fox Agreement”) to lease Fox’s Saturday morning programming block (“4Kids TV”) which aired principally on Saturday mornings from 8am to 12pm eastern/pacific time (7am to 11am central time) which was terminated on December 31, 2008. The Company provided substantially all programming content to be broadcast on 4Kids TV and retained all of the revenues from network advertising sales for the four-hour programming block.

In March 2006, the Fox Agreement was extended for two broadcast years through the 2007-2008 broadcast season. The broadcast fee for the 2007-2008 broadcast season was $20,000 payable in quarterly installments of $5,000 commencing in October 2007. Fox exercised its option to extend this agreement through its 2008-2009 broadcast season under the same terms and conditions that were in effect for the 2007-2008 broadcast season.

On April 24, 2008, the Company commenced an action in the Supreme Court of the State of New York, County of New York against Fox seeking declaratory relief and damages from Fox pursuant to the Fox Agreement. Under the terms of the Fox Agreement, during each broadcast season, Fox was required to broadcast the 4Kids programming block on stations broadcasting to, on average, at least 90% of United States television households ("Minimum Average Clearance") and if, in any broadcast season, the 4Kids programming block did not achieve the Minimum Average Clearance, the Company was entitled to a reduction in the time buy fee payable under the Fox Agreement determined in accordance with a formula set forth in the Fox Agreement. If there were additional payments due from the Company to Fox under the Fox Agreement, the Company was entitled to set off the amount of the reduction in the time buy fee against future payments otherwise due to Fox from the Company; if such future payments due from the Company to Fox were insufficient to provide the Company with the full amount of the reduction in the time buy fee resulting from Fox's failure to maintain the required Minimum Average Clearance, the Company was entitled to a refund from Fox.

As a result of Fox's alleged failure to maintain the required Minimum Average Clearance during past broadcast seasons, the Company exercised its set-off right in the Fox Agreement and did not pay Fox the $5,000 installment of the time buy fee that was due on April 1, 2008. Since Fox disputed whether the Company was entitled to a reduced time buy fee, the Company brought an action in state court seeking a declaratory judgment confirming its set-off right. The Company also asserted a separate claim for damages against Fox alleging that, as a result of Fox's failure to achieve the Minimum Average Clearance for past broadcast seasons and its failure to broadcast 4Kids' programming within the Saturday morning block, the Company sustained damages resulting from, among other things, lost advertising and merchandising revenue.

On May 27, 2008, Fox removed the case from state court to the United States District Court for the Southern District of New York. On June 3, 2008, Fox filed its answer to the complaint and asserted counterclaims against the Company alleging that the Company's failure to pay the $5,000 installment of the time buy fee otherwise scheduled to be paid on April 1, 2008 was a breach of contract and that the Company's alleged statement to Fox that the Company would not pay the $5,000 installment of the time buy fee that was scheduled to be paid on July 1, 2008 constituted a breach of the Fox Agreement by anticipatory repudiation. The Company exercised its set-off right in the Fox Agreement and did not pay Fox the $5,000 installment of the time buy fee that was due on July 1, 2008. On July 16, 2008, the Company filed its reply to Fox's counterclaims. The Company also exercised its set-off right and paid Fox $2,000 in lieu of the $5,000 installment of the time buy fee that was due on October 1, 2008, bringing the total amount set off by the Company to $13,000.

On November 9, 2008, the Company entered into an agreement with Fox to settle the action (the “Settlement Agreement”). Under the terms of the Settlement Agreement, the Fox Agreement terminated on December 31, 2008 rather than at the end of the 2008-2009 broadcast season in September 2009 as was provided under the original terms of the Fox Agreement. Under the terms of the Settlement Agreement, the Company paid Fox $12,250 of the $13,000 of the 2008 time buy fees owed to Fox withheld by the Company as a set off to payments to Fox in the second, third and fourth quarters of 2008; $6,000 of such amount was paid on November 14, 2008, $3,125 of such amount was paid on February 13, 2009 and the remaining $3,125 is scheduled to be paid on March 15, 2009. As of December 31, 2008, all amounts to be paid to Fox were accrued on the Company’s consolidated balance sheet. In order to secure payment by the Company to Fox of the installments of the settlement amounts, the Company granted Fox a security interest in the proceeds received by the Company from the sale of the national advertising time sold on 4KidsTV by the Company during the fourth quarter of 2008. The Company believes that the settlement enables 4Kids, beginning in 2009, to focus its resources on the five-hour block of children’s Saturday morning television on The CW Network.

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

The ability of the Company to further develop its merchandising and, to a lesser extent, home video and music publishing revenue streams were significant components of its evaluation process which resulted in the decision to lease an additional Saturday morning children’s programming block from The CW, as described in Note 13 of the notes to the Company’s consolidated financial statements under “Broadcast Agreements”. Other factors, such as lower guaranteed payments associated with the five-hour broadcast period, additional units allocated to the Company for sale during The CW’s programming block, and an anticipated increase in network support due to a revenue sharing arrangement, also contributed to the decision to lease another Saturday morning children’s block.

Contractual Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments for goods and services. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of December 31, 2008 and the impact that such obligations are expected to have on the Company’s liquidity and cash flows in future periods. The Company expects to fund these commitments primarily with operating cash flows generated in the normal course of business.

Year Ending December 31,	CW Agreement	4Kids TV Broadcast Agreement	Operating Leases	Total
2009	$15,000	$6,250	$2,645	$23,895
2010	15,000	—	2,091	17,091
2011	15,000	—	1,108	16,108
2012	15,000	—	971	15,971
2013	8,250	—	996	9,246
2014 and after	—	—	3,730	3,730
Total	$68,250	$6,250	$11,541	$86,041

The Company’s contractual obligations and commitments are detailed in the Company’s consolidated financial statements. For additional information see Note 13 of the notes to the Company’s consolidated financial statements.

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

The Reports of Registered Public Independent Accounting Firms, the Company’s consolidated financial statements and notes to the Company’s consolidated financial statements appear in a separate section of this Form 10-K (beginning on Page F-1 following Part IV). The index to the Company’s consolidated financial statements is included in Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e),which is designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to management in a timely manner. At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the date of such evaluation, our disclosure controls and procedures were effective in timely al

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2008, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." Based on this assessment, management believes that, as of December 31, 2008, our internal control over financial reporting was effective based on those criteria.

Eisner LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an auditors' report on our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information concerning directors and officers of the Company is incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year.

On May 15, 2008, the Company filed with the New York Stock Exchange the Annual CEO Certification regarding the Company’s compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1) Financial Statements:

The following consolidated financial statements of 4Kids Entertainment, Inc. and Subsidiaries are included in Item 8:

Page
Number
Reports of Independent Registered Public Accounting Firms on Consolidated Financial Statements	F-1 to F-2

Consolidated Balance Sheets - December 31, 2008 and 2007	F-3

Consolidated Statements of Operations - Years Ended
December 31, 2008, 2007 and 2006	F-4

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss -
Years Ended December 31, 2008, 2007 and 2006	F-5

Consolidated Statements of Cash Flows - Years Ended
December 31, 2008, 2007 and 2006	F-6

Notes to Consolidated Financial Statements	F-7 to F-33

(a)(2) Financial Statement Schedules

All schedules have been omitted because they are inapplicable, not required, or the information is included in the Company’s consolidated financial statements or the notes to the Company’s consolidated financial statements.

(a)(3) and (b) Exhibits.

See Index of Exhibits annexed hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

4KIDS ENTERTAINMENT, INC.

Date: March 13, 2009

By	/s/ Alfred R. Kahn

___________________________

Alfred R. Kahn,
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 13, 2009

/s/ Alfred R. Kahn

___________________________

Alfred R. Kahn,
Chairman of the Board,
Chief Executive Officer and
Director

Date: March 13, 2009

/s/ Bruce R. Foster

___________________________

Bruce R. Foster,
Executive Vice President,
Principal Financial
and Accounting Officer

Date: March 13, 2009

/s/ Samuel R. Newborn

___________________________

Samuel R. Newborn,
Executive Vice President,
General Counsel and
Director

Date: March 13, 2009

/s/ Richard Block

___________________________

Richard Block,
Director

Date: March 13, 2009

/s/ Jay Emmett

___________________________

Jay Emmett,
Director

Date: March 13, 2009

/s/ Michael Goldstein

___________________________

Michael Goldstein,
Director

Date: March 13, 2009

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

3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant, dated April 29, 1999. (2)

3.3	Certificate of Amendment to the Certificate of Incorporation of the Registrant, dated May 18, 2000. (3)

3.4	Certificate of Amendment to the Certificate of Incorporation of the Registrant, dated August 15, 2007. (4)

3.5	Amended and Restated By-Laws of the Registrant adopted by the Board of Directors on August 15, 2007. (4)

4.1	Form of Common Stock Certificate. (5)

4.2	Rights Agreement dated as of August 15, 2007 between 4Kids Entertainment and Continental Stock Transfer & Trust Co., as Rights Agent. (4)

4.3	First Amendment dated as of June 23, 2008 of the Rights Agreement between 4Kids Entertainment and Continental Stock Transfer & Trust Co., as Rights Agent. (31)

10.1	1999 Stock Option Plan. (*) (2)

10.2	2000 Stock Option Plan. (*) (3)

10.3	2001 Stock Option Plan. (*) (6)

10.4	2002 Stock Option Plan. (*) (7)

10.5	2003 Stock Option Plan. (*) (8)

10.6	2004 Stock Option Plan. (*) (9)

10.7	2005 Long-Term Incentive Compensation Plan. (*) (10)

10.8	2006 Long-Term Incentive Compensation Plan. (*) (11)

10.9	2007 Long-Term Incentive Compensation Plan. (*) (12)

10.10	2008 Long-Term Incentive Compensation Plan (*) (13)

10.11	Agreement of Lease, dated March 28, 1988, between the Registrant and 1414 Avenue of the Americas Company (“1414 Lease”). (14)

10.12	Amendment, dated July 8, 1994, to the 1414 Lease. (14)

10.13	Amended and Restated Employment Agreement dated January 1, 2002, between 4Kids Entertainment Licensing, Inc. and Alfred R. Kahn. (*)(15)

10.14	Second Amended and Restated Employment Agreement, dated December 15, 2006, among 4Kids Entertainment Licensing, Inc., 4Kids Entertainment, Inc. and Alfred R. Kahn. (*)(16)

10.15	Employment Agreement, dated January 1, 2002, between 4Kids Productions, Inc. and Norman Grossfeld. (*)(15)

10.16	Amendment dated as of June 16, 2003, to the Employment Agreement between 4Kids Productions, Inc. and Norman Grossfeld. (*)(15)

10.17	Letter Agreement, dated March 2, 2006, between 4Kids Productions, Inc. and Norman Grossfeld. (*)(20)

10.18	Employment Agreement, dated January 1, 2002, between 4Kids Entertainment Licensing, Inc. and Samuel R. Newborn. (*)(15)

10.19	Amendment dated as of June 16, 2003, to the Employment Agreement between 4Kids Entertainment Licensing, Inc. and Samuel R. Newborn. (*)(15)

10.20	Letter Agreement, dated as of March 2, 2006, between 4Kids Entertainment Licensing, Inc. and Samuel R. Newborn. (*)(17)

10.21	Employment Agreement dated as of June 30, 2005, between 4Kids Entertainment, Inc., and Steven M. Grossman. (*)(18)

10.22	General Release Agreement of Steven M. Grossman dated as of April 6, 2006. (*)(19)

10.23	Employment Agreement dated as of December 1, 2005, between 4Kids Entertainment Licensing, Inc., and Bruce R. Foster. (*)(12)

10.24	Amendment to Employment Agreement dated as of January 30, 2007, among 4Kids Entertainment Licensing, Inc., 4Kids Entertainment, Inc. and Bruce R. Foster. (*)(20)

10.25	Amendment to Employment Agreement dated as of April 16, 2007, among 4Kids Entertainment Licensing, Inc., 4Kids Entertainment, Inc. and Bruce R. Foster. (*)(21)

10.26	Employment Agreement dated as of July 1, 2003, between 4Kids Entertainment Licensing, Inc. and Brian Lacey. (*)(22)

10.27	Amendment to Employment Agreement, dated as of October 16, 2006, among 4Kids Entertainment Licensing, Inc., 4Kids Entertainment, Inc. and Brian Lacey. (*)(23)

10.28	Amendment Agreement, dated March 14, 2006, between 4Kids Entertainment, Inc. and Fox Broadcasting Company. (*)(15)

10.29	Employment Agreement, dated as of December 11, 2006, between TC Digital Games LLC and Bryan Gannon. (*)(24)

10.30	Employment Agreement, dated as of December 11, 2006, between TC Digital Games LLC and John Milito. (*)(24)

10.31	Settlement Agreement and Mutual General Release dated as of June 19, 2006 among The Summit Media Group, Inc., The Beacon Media Group LLC, Sheldon Hirsch, Tom Horner and Paul Caldera. (25)

10.32	Operating Agreement of TC Digital Games LLC, dated as of December 11, 2006, between 4Kids Digital Games, Inc. and Chaotic USA Entertainment Digital Games LLC. (24)

10.33	Operating Agreement of TC Websites LLC, dated as of December 11, 2006, between 4Kids Websites, Inc. and Chaotic USA Entertainment Group, Inc. (24)

10.34	Operating Acquisition and Administration agreement dated June 28, 2002 between Cherry Lane Publishing Company, Inc. and 4Kids Entertainment Music, Inc. (26)

10.35	Saturday Morning Programming Block dated October 1, 2007 between The CW Network, LLC. and 4Kids Entertainment, Inc. (26)

10.36	Membership Interest Purchase Agreement dated December 18, 2007 between TC Digital Games, LLC, Chaotic USA Entertainment Group, Inc. and 4Kids Digital, Inc. (26)

10.37	Membership Interest Purchase Agreement dated December 18, 2007 between TC Websites LLC, Chaotic USA Entertainment Group, Inc. and 4Kids Websites, Inc. (26)

10.38	First Amendment dated as of September 15, 2008 to the Operating Agreement of TC Websites LLC, between 4Kids Websites, Inc. and Chaotic USA Entertainment Group, Inc. (29)

10.39	Employment Agreement, dated as of June 1, 2008, between 4Kids Ad Sales, Inc. and Daniel Barnathan. (*)(27)

10.40	Confidential Settlement Agreement and General Release of all Claims between 4Kids Entertainment, Inc. and the Fox Broadcasting Company. (*)(included herein)

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Eisner LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Joint Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________

*	Denotes a management contract or compensatory plan, contract or arrangement.

(1)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 000-07843).

(2)	Incorporated by reference to 1999 Proxy Statement for Annual Meeting of Shareholders held April 29, 1999 (File No. 000-07843).

(3)	Incorporated by reference to 2000 Proxy Statement for Annual Meeting of Shareholders held May 17, 2000 (File No. 000-07843).

(4)	Incorporated by reference to Current Report on Form 8-K dated August 15, 2007 (File No. 001-16117).

(5)	Incorporated by reference to Registration Statement on Form S-1 declared effective March 7, 1986 (File No. 33-3056).

(6)	Incorporated by reference to 2002 Proxy Statement for Annual Meeting of Shareholders held May 23, 2001 (File No. 001-16117).

(7)	Incorporated by reference to 2002 Proxy Statement for Annual Meeting of Shareholders held May 23, 2002 (File No. 001-16117).

(8)	Incorporated by reference to 2003 Proxy Statement for Annual Meeting of Shareholders held May 23, 2003 (File No. 001-16117).

(9)	Incorporated by reference to 2004 Proxy Statement for Annual Meeting of Shareholders held May 27, 2004 (File No. 001-16117).

(10)	Incorporated by reference to 2005 Proxy Statement for Annual Meeting of Shareholders held May 26, 2005 (File No. 001-16117).

(11)	Incorporated by reference to 2006 Proxy Statement for Annual Meeting of Shareholders held May 26, 2006 (File No. 001-16117).

(12)	Incorporated by reference to 2007 Proxy Statement for Annual Meeting of Shareholders held May 25, 2007 (File No. 001-16117).

(13)	Incorporated by reference to 2008 Proxy Statement for Annual Meeting of Shareholders held May 20, 2008 (File No. 001-16117).

(14)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 000-07843).

(15)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 001-16117).

(16)	Incorporated by reference to Current Report on Form 8-K dated December 21, 2006 (File No. 001-16117).

(17)	Incorporated by reference to Current Report on Form 8-K dated March 8, 2006 (File No. 001-16117).

(18)	Incorporated by reference to Current Report on Form 8-K dated July 7, 2005 (File No. 001-16117).

(19)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 001-16117).

(20)	Incorporated by reference to Current Report on Form 8-K dated January 13, 2006 (File No. 001-16117).

(21)	Incorporated by reference to Current Report on Form 8-K dated February 5, 2007 (File No. 001-16117).

(22)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-07843).

(23)	Incorporated by reference to Current Report on Form 8-K dated November 2, 2006 (File No. 001-16117).

(24)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-07843).

(25)	Incorporated by reference to Current Report on Form 8-K dated June 23, 2006 (File No. 001-16117).

(26)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-07843).

(27)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 001-16117).

(28)	Incorporated by reference to Current Report on Form 8-K dated June 23, 2008 (File No. 001-16117).

(29)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-16117).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

4Kids Entertainment, Inc.

We have audited the accompanying consolidated balance sheets of 4Kids Entertainment, Inc. and Subsidiaries (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008 and 2007 and the consolidated results of their operations and their consolidated cash flows for each of the years in the three year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/ Eisner LLP

New York, New York

March 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

4Kids Entertainment, Inc.

We have audited 4Kids Entertainment, Inc. internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). 4Kids Entertainment, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, 4Kids Entertainment, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of 4Kids Entertainment, Inc. and subsidiaries as of December 31, 2008, and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three year period ended December 31, 2008, and our report dated March 13, 2009 expressed an unqualified opinion on those financial statements.

/s/ Eisner LLP

New York, New York

March 13, 2009

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

(In thousands of dollars, except share data)

ASSETS:	2008	2007
Current assets:
Cash and cash equivalents	$13,503	$24,872
Investments	—	36,106
Total cash, cash equivalents and investments	13,503	60,978

Accounts receivable - net	22,818	21,403
Inventories - net	4,241	611
Prepaid income taxes	137	1,159
Prepaid expenses and other current assets	1,425	2,985
Current assets from discontinued operations	451	372
Deferred income taxes	127	—
Total current assets	42,702	87,508

Property and equipment - net	4,287	4,255
Long term investments	21,617	31,806
Accounts receivable - noncurrent, net	180	208
Film and television costs - net	16,661	14,352
Non-current assets from discontinued operations	475	926
Other assets - net (includes related party amounts of $6,638 and $4,265, respectively)	14,652	12,024
Total assets	$100,574	$151,079

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Due to licensors	$5,651	$4,420
Accounts payable and accrued expenses	16,202	14,969
Deferred revenue	3,270	2,984
Total current liabilities	25,123	22,373

Deferred rent	460	618
Total liabilities	25,583	22,991

Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $.01 par value - authorized, 3,000,000 shares; none issued	—	—
Common stock, $.01 par value - authorized, 40,000,000 shares; issued, 15,246,579 and 15,099,812 shares; outstanding 13,227,019 and 13,332,207 shares in 2008 and 2007, respectively	152	151
Additional paid-in capital	65,107	63,679
Accumulated other comprehensive loss	(17,396)	(2,562)
Retained earnings	63,504	100,323
	111,367	161,591
Less cost of 2,019,560 and 1,767,605 treasury shares in 2008 and 2007, respectively	36,376	33,503
	74,991	128,088
Total liabilities and stockholders’ equity	$100,574	$151,079

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In thousands of dollars, except share data)

	2008	2007	2006
Net revenues:
Service revenue	$48,393	$54,833	$71,781
Product revenue	15,276	776	—
Total net revenues	63,669	55,609	71,781

Costs and expenses:
Selling, general and administrative	54,280	44,180	39,155
Production service costs	6,752	7,195	11,259
Cost of sales of trading cards	10,625	352	—
Amortization of television and film costs	7,707	8,179	8,041
Amortization of 4Kids TV broadcast fee	16,022	21,472	22,462
Total costs and expenses	95,386	81,378	80,917

Loss from operations	(31,717)	(25,769)	(9,136)

Interest income	2,722	5,281	4,143
Impairment on investment securities	(7,834)	—	—
Total other (expense) income	(5,112)	5,281	4,143

Loss before income taxes	(36,829)	(20,488)	(4,993)

(Provision for) benefit from income taxes	(300)	(2,436)	3,506

Loss from unconsolidated operations –
net of a tax benefit	—	—	(280)
Loss on previously unconsolidated affiliate	—	(498)	—
Minority interest (Note 14)	310	96	39

Loss from continuing operations	(36,819)	(23,326)	(1,728)
Income from discontinued operations	—	—	722

Net loss	$(36,819)	$(23,326)	$(1,006)
Per share amounts:
Basic (loss) earnings per common share
Continuing operations	$(2.79)	$(1.77)	$(0.13)
Discontinued operations	—	—	0.05
Basic loss per common share	$(2.79)	$(1.77)	$(0.08)

Diluted (loss) earnings per common share
Continuing operations	$(2.79)	$(1.77)	$(0.13)
Discontinued operations	—	—	0.05
Diluted loss per common share	$(2.79)	$(1.77)	$(0.08)

Weighted average common shares
outstanding - basic	13,181,549	13,209,495	13,104,051
Weighted average common shares
outstanding - diluted	13,181,549	13,209,495	13,104,051

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In thousands of dollars and shares)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/Loss	Less Treasury Stock	Total Stockholders’ Equity
	Shares	Amount

BALANCE, DECEMBER 31, 2005	14,826	$148	$61,415	$124,655	$428	$(33,249)	$153,397
Issuance of common stock and stock options exercised	107	1	1,256	—	—	—	1,257
Tax benefit from exercise of stock options	—	—	188	—	—	—	188
Comprehensive loss:
Net loss	—	—	—	(1,006)	—	—	(1,006)
Translation adjustment	—	—	—	—	901	—	901
Total comprehensive loss	—	—	—	—	—	—	(105)

BALANCE, DECEMBER 31, 2006	14,933	$149	$62,859	$123,649	$1,329	$(33,249)	$154,737
Issuance of common stock and stock options exercised	167	2	820	—	—	—	822
Acquisition of treasury stock, at cost	—	—	—	—	—	(254)	(254)
Comprehensive loss:
Net loss	—	—	—	(23,326)	—	—	(23,326)
Translation adjustment	—	—	—	—	102	—	102
Unrealized loss on marketable securities	—	—	—	—	(3,993)	—	(3,993)
Total comprehensive loss	—	—	—	—	—	—	(27,217)

BALANCE, DECEMBER 31, 2007	15,100	$151	$63,679	$100,323	$(2,562)	$(33,503)	$128,088
Issuance of common stock and stock options exercised	147	1	1,428	—	—	—	1,429
Acquisition of treasury stock, at cost	—	—	—	—	—	(2,873)	(2,873)
Comprehensive loss:
Net loss	—	—	—	(36,819)	—	—	(36,819)
Translation adjustment	—	—	—	—	(1,348)	—	(1,348)
Unrealized loss on marketable securities	—	—	—	—	(13,486)	—	(13,486)
Total comprehensive loss	—	—	—	—	—	—	(51,653)

BALANCE, DECEMBER 31, 2008	15,247	$152	$65,107	$63,504	$(17,396)	$(36,376)	$74,991

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In thousands of dollars)

	2008	2007	2006
Cash flows from operating activities:
Net loss	$(36,819)	$(23,326)	$(1,006)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities – continuing operations:
Depreciation and amortization	1,535	1,002	1,047
Amortization of television and film costs	7,707	8,179	8,041
Amortization of 4Kids TV broadcast fee	16,022	21,472	22,462
Provision for doubtful accounts	424	837	630
Deferred income taxes	(127)	2,440	(3)
Loss on investment in unconsolidated affiliate	—	—	498
Impairment on investment securities	7,834	—	—
Changes in operating assets and liabilities:
Inventories - net	(3,630)	(611)	—
Accounts receivable	(2,429)	5,700	4,786
Film and television costs	(10,016)	(7,704)	(10,660)
Prepaid income taxes	1,022	4,765	(3,612)
Prepaid 4Kids TV broadcast fee	(14,014)	(20,788)	(15,856)
Prepaid expenses and other current assets	1,517	931	(2,233)
Other assets - net	(3,281)	(3,281)	(1,819)
Due to licensors	908	(2,116)	(6,967)
Accounts payable and accrued expenses	537	521	4,972
Deferred revenue	286	(2,030)	(283)
Deferred rent	(158)	(153)	(245)
Net cash used in operating activities – continuing operations	(32,682)	(14,162)	(248)
Net cash provided by (used in) operating activities – discontinued operations	372	341	(809)
Net cash used in operating activities	(32,310)	(13,821)	(1,057)

Cash flows from investing activities:
Proceeds from maturities / redemptions of investments	24,975	138,688	184,872
Purchase of investments	—	(117,683)	(199,399)
Consolidation of previously unconsolidated affiliate		2,702	—
Purchase of property and equipment	(1,567)	(3,136)	(841)
Loss from disposal of property and equipment	—	5	521
Purchase of investment in unconsolidated affiliate	—	—	(3,200)
Net cash provided by (used in) investing activities	23,408	20,576	(18,047)

Cash flows from financing activities:
Proceeds from exercise of stock options	232	256	1,257
Purchase of treasury shares	(2,873)	(254)	—
Tax benefit on exercise of stock options	—	—	188
Net cash (used in) provided by financing activities	(2,641)	2	1,445
Effects of exchange rate changes on cash and cash equivalents	174	49	583
Net (decrease) increase in cash and cash equivalents	(11,369)	6,806	(17,076)
Cash and cash equivalents, beginning of period	24,872	18,066	35,142
Cash and cash equivalents, end of period	$13,503	$24,872	$18,066
Supplemental disclosure of cash flow information:
Cash paid during period for Income Taxes	$55	$3	$87
Supplemental schedule of non-cash investing and financing activities
Unrealized loss on marketable securities	$(13,486)	$(3,993)	$—
Vesting of restricted shares	$1,197	$566	$—

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

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

Advertising Media and Broadcast - The Company, through a multi-year agreement with The CW Network, LLC (“The CW”), leases The CW’s Saturday morning programming block (“The CW4Kids”) which broadcasts in most markets from 7am to 12pm for an initial term of five years beginning with The CW's 2008-2009 broadcast season. The Company provides substantially all programming content to be broadcast on The CW4Kids. 4Kids Ad Sales, Inc. (“4Kids Ad Sales”), a wholly-owned subsidiary of the Company, retains a portion of the revenue from its sale of network advertising time for the five-hour time period.

The Company, through a multi-year agreement (the “Fox Agreement”) with Fox Broadcasting Corporation (“Fox”), leased Fox’s Saturday morning programming block (“4Kids TV”) from 8am to 12pm eastern/pacific time (7am to 11am central time) which was terminated on December 31, 2008. The Company provided substantially all programming content to be broadcast on 4Kids TV and 4Kids Ad Sales retained all of the revenue from its sale of network advertising time for the four-hour programming block.

The Advertising Media and Broadcast segment also generates revenues from the sale of advertising on the Company’s multiple websites. These websites also showcase and promote The CW4Kids, as well as its many Properties.

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

Trading Card and Game Distribution - Through its wholly-owned subsidiary, 4Kids Digital Games, Inc. (“4Kids Digital”), the Company owns 55% of TC Digital Games LLC, a Delaware limited liability company (“TC Digital”) that produces, markets and distributes the “Chaotic” trading card game. In December 2006, 4Kids Digital acquired a 53% ownership interest in TC Digital and entered into TC Digital’s operating agreement (the “TCD Agreement”) with Chaotic USA Digital Games LLC (“CUSA LLC”), a wholly-owned subsidiary of Chaotic USA Entertainment Group, Inc. (“CUSA”). The TCD Agreement contains terms and conditions governing the operations of TC Digital, and entitles 4Kids Digital and CUSA to elect two managers to the entity’s Management Committee with 4Kids Digital having the right to break any dead-locks. On December 18, 2007, 4Kids Digital purchased an additional 2% membership interest in TC Digital from CUSA increasing 4Kids Digital’s ownership percentage to 55%. The consideration for the purchase of the additional membership interest was paid through the settlement of certain capital contributions required to be made by CUSA to TC Websites LLC, a Delaware limited liability company and subsidiary of the Company (“TC Websites”) under TC Websites’ operating agreement (the “TCW Agreement”).

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

Certain of the Company’s executive officers have interests in CUSA, CUSA LLC and certain other entities with which TC Digital and TC Websites have engaged in transactions since their formation. Information regarding these relationships can be found in Note 16.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of 4Kids Entertainment, Inc. and its wholly-owned subsidiaries and investments of more than 50% in subsidiaries and other entities after elimination of significant intercompany transactions and balances. While the Company maintained a 50% ownership interest in TC Websites and did not control, but had significant influence, over such entity, the Company’s investment in TC Websites was accounted for using the equity method in 2006. As a result of the acquisition by the Company of an additional 5% ownership interest in such entity and increased operational control, TC Websites has been included in the Company’s consolidated financial statements in fiscal years 2008 and 2007, as further discussed in Note 14. The operations of Summit Media have been classified as a discontinued operation as a result of the termination of Summit Media’s operations, effective June 30, 2006. As further discussed in Note 15, the consolidated financial statements have been reclassified to reflect the reporting of this business as a discontinued operation. These consolidated financial statements reflect the use of significant accounting policies, as described below and elsewhere in the notes to the consolidated financial statements.

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

Episodic television series revenues: Television series initially produced for networks and first-run syndication are generally licensed to domestic and foreign markets concurrently or licensed to foreign markets with a one year delay from the domestic broadcast of the series. The length of the revenue cycle for episodic television varies depending on the number of seasons a series remains in active exploitation. Revenues arising from television license agreements, net of licensor participations, are recognized in the period that the films or episodic television series are available for telecast.

Production and adaptation costs charged to the licensors of television rights to Properties represented by the Company are included in net revenues and the corresponding costs are included in production service costs in the accompanying consolidated statements of operations. Production service costs included in net revenues amounted to $6,468, $6,405 and $10,120 during fiscal years 2008, 2007 and 2006, respectively.

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

Trading card revenues: Emerging Issue Task Force (“EITF”) Issue No. 00-21 - Accounting for Revenue Arrangements with Multiple Deliverables, provides guidance on how and when to recognize revenues for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables are required to be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration must be allocated among the separate units of accounting based on their relative fair values. The Company has determined that because its trading card game is provided with a web component, there is a multiple deliverable arrangement. However, since no purchase of trading cards is necessary to access the website and virtual cards are available free of charge to users who register on the website, the Company has determined that the selling price of the trading cards should be fully attributable to the cards. Revenues from trading card sales, net of a reserve for returns and allowances, are recognized on the date cards are shipped by the Company’s distributor to wholesalers/retailers.

Revenue generated from merchandise licensing, broadcast advertising, episodic television series, home video, and music are classified as service revenue on the consolidated statement of operations while revenue generated from the sale of trading cards is classified as product revenue.

Advertising Expense - Advertising costs are expensed as incurred, except for costs related to the development of a Property and/or animated or live-action television commercial or media campaign which are expensed in the period in which the commercial or campaign is first presented. Advertising expense included in selling, general and administrative expenses on the accompanying consolidated statements of income was $5,272, $1,794 and $2,191 during fiscal years 2008, 2007 and 2006, respectively.

Inventories - Inventories consist of raw materials and finished goods inventory of trading cards and are valued at the lower of cost or net realizable value. The cost of the Company's inventory is computed using the first-in, first-out method.

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

Website Development Costs - The Company capitalizes its website development costs for the www.chaoticgame.com website consistent with the provisions of EITF Issue 00-02, Accounting for Website Development Costs and American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Costs incurred during the preliminary project stage are expensed as incurred, while application stage projects are capitalized. The costs capitalized during the application stage are generally related to employee and/or consulting services directly associated with the development of the website. Website costs are included in property and equipment in the Company’s consolidated balance sheet. Amortization commenced on October 24, 2007, once the website went live and is amortized using the straight-line method over the estimated useful life of three years.

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

Cash and Cash Equivalents - All highly liquid investments with original maturities of three months or less are classified as cash and cash equivalents. The fair value of cash and cash equivalents approximates the amounts shown on the financial statements. Cash and cash equivalents consist of unrestricted cash in various banks in which the Company maintains balances in excess of the Federal Deposit Insurance Corporation (FDIC) insured limit of $250 per interest bearing account as of December 31, 2008 and $100 per bank account as of December 31, 2007. Additionally, under the FDIC’s “Transaction Account Guarantee Program” accounts not bearing interest are fully insured through December 31, 2009. In the UK, bank accounts with 50 £ or less are covered under the Financial Services Compensation Scheme (FSCS). At December 31, 2008 and 2007, the cash and cash equivalents in excess of the insured limit aggregated $8,880 and $13,630, respectively.

Fair Value Measurements - The fair values of the Company’s financial instruments reflect the estimates of amounts that would be received from selling an asset in an orderly transaction between market participants at the measurement date. The fair value estimates presented in this report are based on information available to the Company as of December 31, 2008 and December 31, 2007.

The carrying values of cash and cash equivalents approximate fair value. The Company has estimated the fair value of its investment in auction rate securities (“ARS”) and other long-term investments using unobservable inputs at December 31, 2008 and 2007. In accordance with SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), the Company applies a fair value hierarchy based on three levels of inputs, the first two of which are considered observable and the last of which is considered unobservable, that may be used to measure fair value. The three levels are the following:

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

Investments – The Company’s long-term investments principally consist of ARS, corporate bonds and preferred shares. ARS are generally rated “BBB” or better by one or more national rating agencies and have contractual maturities of up to 80 years. Of the aggregate principal amount of $46,930 in investment securities held by the Company as of December 31, 2008, 3% mature within the next 20 years, 21% mature within the next 30 years, 35% mature through 2087 and the remaining 65% have no maturity date. The Company classifies these investments as “available for sale”, in accordance with the provisions of SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. The ARS that the Company invests in generally had interest reset dates that occured every 7 or 35 days and despite the long-term nature of their stated contractual maturity, the historical operation of the ARS market had given the Company the ability to quickly liquidate these securities at ongoing auctions every 35 days or less.

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

The ARS currently held by the Company are private placement debt securities with long-term nominal maturities and interest rates that typically reset monthly. The Company’s investments in ARS represent interests in debt obligations issued by banks and insurance companies that originally had at least an “A” credit rating at the time of purchase, including JP Morgan Chase, bond insurers and re-insurers such as MBIA, AMBAC, FGIC, FSA, RAM and Radian, and International Lease Finance Corporation, the aircraft leasing subsidiary of AIG. The collateral underlying these securities consists primarily of commercial paper, but also includes asset-backed and mortgage-backed securities, corporate debt, government holdings, money market funds and other ARS.

As of December 31, 2008, the Company held investment securities having an aggregate principal amount of $46,930. As of December 31, 2008, the estimated fair market value of the investment securities held by the Company had declined by $25,313 ($3,993 during 2007 and $21,320 during 2008) to $21,617, based upon an analysis of the current market conditions of the Company’s securities made by the Company in accordance with SFAS No. 157. The Company concluded that a portion of the 2008 decline in fair value of $6,262, as well as $1,572 of the long-term investment decline during 2007 previously deemed to be temporarily impaired and recorded to other comprehensive loss in 2007, were now other than temporarily impaired. The Company’s determination that certain of its long-term investments were other than temporarily impaired was based upon the fact that certain of the Company’s ARS ceased to pay interest according to their stated terms and that the underlying bond insurers of such securities elected to exercise their put right against the trusts, thereby exchanging the investment grade collateral in the trust with preferred stock. Accordingly, the Company recorded $7,834 in impairment charges in non-operating expense related to the other than temporary impairment of its ARS. The Company continues to monitor the market for ARS and consider its impact (if any) on the fair value of its investments. If the current market conditions deteriorate further, the Company may be required to record additional impairment charges to non-operating expense in future periods. Additionally, the Company recorded an unrealized loss of $13,486 during 2008, resulting in a reduction in stockholders’ equity. Since the Company has the ability, and presently expects, to hold these investments until recovery of their face value, which may not be prior to the maturity of the applicable security (to the extent such security has a specified maturity date) and based on consideration of all such factors, the Company did not consider these investments to be other than temporarily impaired as such term is defined in the accounting literature as of the filing date. Additionally, the remaining investment securities held by the Company have continued to pay interest according to their stated terms, which the Company believes may create an incentive for the issuers to redeem these securities once the current liquidity problems in the credit market end, and substantially all of the ARS invested in by the Company are rated “BBB” or above.

In November 2008, one of the Company’s ARS experiencing liquidity problems converted to a corporate bond due to a provision in the trust stating that if liquidity ceased for an extended period of time the trust would dissolve and distribute the underlying assets of the trust, which were solely comprised of corporate bonds. This corporate bond is currently paying interest and the Company does not consider this investment to be other than temporarily impaired. Additionally, during 2008, the Company received an early redemption of certain ARS at par value of $14,975. Since these securities were never deemed to have an unrealized loss, their redemption had no affect on stockholders’ equity. As of March 13, 2009, no additional securities had been redeemed.

The credit and capital markets, including the market for ARS, have remained illiquid, and as a result of this and other factors specific to certain investment securities, the Company’s unrealized loss on its investment securities may subsequently increase. The Company estimates the fair values of the investment securities quarterly based upon consideration of such factors as: issuer and insurer credit rating; comparable market data, if available; current market conditions; the credit quality of the investment securities; the rate of interest received since the date the auctions began; yields of securities similar to the underlying investment securities; and, until September 2008, input from broker-dealers’ statements provided by the investment bank through which the Company held such securities. These considerations are used to determine a range of values for each security from moderate to highly conservative. The Company has based its evaluation on the mid-point of that range. Specifically, the Company considers the composition of the collateral supporting the investment securities and the default probabilities of the collateral underlying these securities in our overall valuation of each security. The Company has also researched the secondary market, and while such a market may be available, there is no guarantee that such a market will exist at any particular point in time. Additionally, the Company looks at the probabilities of default, probabilities of successful auctions and probabilities of earning the maximum (failed auction) rate for each period.

Due to the sensitivity of the methodologies and considerations used, the Company continually re-evaluates the investment securities and although the valuation methodologies have remained consistent for each quarter in which these securities were valued, certain inputs may have changed. The changes in these inputs primarily relate to the changes in the economic environment and the market for such securities.

Given the failed auctions, the Company’s investment securities are currently illiquid.  Accordingly, the Company has classified $21,617 in investment as non-current assets at December 31, 2008 on its balance sheet due to the fact that the Company believes that the liquidity of these securities is unlikely to be restored in a period less than twelve months from such date.

The Company believes that Lehman Brothers, Inc., the securities broker-dealer that purchased the ARS on behalf of the Company that have been classified as other than temporarily impaired based on discretion afforded to it, has violated its legal obligations to the Company. As a result, the Company has taken various measures to obtain appropriate legal relief, including initiating an arbitration with the Financial Industry Regulatory Authority. On September 15, 2008, Lehman Brothers Holdings, Inc., the parent company of Lehman Brothers, Inc., filed for bankruptcy. On September 16, 2008, Barclays PLC announced that it had reached an agreement to purchase the assets of Lehman Brothers Holdings, Inc.’s North American operations, including substantial assets of Lehman Brothers, Inc. The Lehman-Barclays transaction was approved by the United States Bankruptcy Court for the Southern District of New York on September 20, 2008. On September 19, 2008, the Securities Investor Protection Corporation (“SIPC”) filed a proceeding, placing Lehman Brothers, Inc. in liquidation under the Securities Investor Protection Act (“SIPA”). SIPC, pursuant to its authority under SIPA, has acted to facilitate the transfer of Lehman Brothers, Inc.’s customer accounts (including the Company’s accounts) to Barclays, PLC. In view of the bankruptcy of Lehman Brothers Holdings, Inc. and the liquidation of Lehman Brothers, Inc., the Company is currently assessing what additional steps to take to pursue legal redress.

If uncertainties in the credit and capital markets continue or the Company’s investments experience any rating downgrades on any investments in its portfolio or the value of such investments declines further, the Company may incur impairment charges to its investment portfolio, which could negatively affect the Company’s financial condition, results of operations and cash flow. As a result of the current market issues, the Company’s surplus cash is invested solely in U.S. Treasury securities with a maturity of 90 days or less.

In light of the current lack of liquidity affecting a significant portion of its portfolio of investment securities, based on the Company’s projected cash flows, current cash and cash equivalents, and its overall cash position, the Company expects to have adequate liquidity to fund its day-to-day operations through 2009. However, the illiquidity affecting a significant portion of the Company’s portfolio of investment securities is impacting the Company’s ability to make capital investments or expand its operations.

Operating Leases - The Company accounts for all operating leases on a straight-line basis over the term of the lease. In accordance with the provisions of FASB Statement No. 13, Accounting for Leases, any incentives or rent escalations are recorded as deferred rent and are included as a component of rent expense over the respective lease term.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are used in, but not limited to, certain areas of revenue recognition, the amortization of televisions and film costs, the amortization of 4Kids TV broadcast fees, valuation of our investment securities and inventory reserves. Actual results could differ materially from those estimates.

Reclassifications - Certain reclassifications have been made to prior year amounts to conform to the 2008 presentation.

Translation of Foreign Currency - In accordance with SFAS No. 130, Reporting Comprehensive Income (“SFAS No. 130”), the Company classifies items as other comprehensive income by their nature in the financial statements and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet. The assets and liabilities of the Company’s foreign subsidiary, 4Kids International have been recorded in their local currency and translated to U.S. dollars using period-end exchange rates. Income and expense items have been translated at the average rate of exchange prevailing during the period. Any adjustment resulting from translating the financial statements of the foreign subsidiary is reflected as “other comprehensive income”, net of related tax. Comprehensive loss for the years ended December 31, 2008, 2007 and 2006 was $(51,653), $(27,217) and $(105), respectively, which included translation adjustments of $(1,348), $102 and $901 for the respective periods.

Concentration Of Credit Risk - Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of long-term investment securities, temporary cash investments and accounts receivable. The investment securities held by the Company are generally rated “BBB” or above. The Company evaluates the fair values of these investment securities quarterly to determine its exposure for credit loss. The majority of the cash and cash equivalents are maintained with major financial institutions in the United States of America. The counterparties to the agreements relating to investment instruments consist of various United States governmental units and financial institutions of high credit standing. Credit risk on accounts receivable is minimized by the Company by performing ongoing credit evaluations of its customers’ financial condition and monitoring its exposure for credit losses and maintaining allowances for anticipated losses.

Income Taxes - The Company is subject to income taxes in both the United States and the United Kingdom. Income tax expense (benefit) is provided for using the asset and liability method. Deferred income taxes are recognized at currently enacted tax rates for the expected future tax consequences attributable to temporary differences between amounts reported for income tax purposes and financial reporting purposes. Deferred taxes are not provided for the undistributed earnings of our subsidiary operating outside the U.S. that have been permanently reinvested in the United Kingdom. The tax rate for the year ended December 31, 2008 is affected by the estimated valuation allowance against the Company’s deferred tax assets. The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as recurring operating losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109, Accounting for Income Taxes, requires the Company to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Based on the level of deferred tax assets as of December 31, 2008 and the level of historical losses realized, the Company has determined that the uncertainty regarding the realization of these assets is sufficient to warrant the establishment of a full valuation allowance against the Company’s net deferred tax assets.

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

TC Digital and TC Websites are limited liability companies and have elected to be treated as partnerships for income tax purposes. As such, U.S. federal and state income taxes (in the states which tax limited liability companies as partnerships) are the direct responsibility of its members. We own 55% of the membership interests in both entities. Thus, our respective portion of their activity is reported in our consolidated tax returns.

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (the “FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes the financial statement recognition and measurement criteria for a tax position taken or expected to be taken in a tax return. FIN 48 also requires additional disclosures related to uncertain income tax positions. See Note 10, “Income Taxes”, for further information.

Recently Issued Accounting Pronouncements - In November 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, Business Combinations (“SFAS No. 141R”), which continues to require that all business combinations be accounted for by applying the acquisition method. Under the acquisition method, the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any contingent consideration and contractual contingencies, as a whole, at their fair value as of the acquisition date. Under SFAS No. 141R, all transaction costs are expensed as incurred. SFAS No. 141R rescinds Emerging Issues Task Force (“EITF”) Issue No. 93-7 (“EITF 93-7”). Under EITF 93-7, the effect of any subsequent adjustments to uncertain tax positions were generally applied to goodwill, except for post-acquisition interest on uncertain tax positions, which was recognized as an adjustment to income tax expense. Under SFAS No. 141R, all subsequent adjustments to these uncertain tax positions that otherwise would have impacted goodwill will be recognized in the income statement. SFAS No. 141R will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”) — an amendment of FASB Statement No.133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). SFAS No. 161 requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities in order to better convey the purpose of derivative use in terms of risk management. Disclosures are required on (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. This Statement retains the same scope as SFAS No. 133 and is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 161 will have on its consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS No. 162”). SFAS No. 162 sets forth the sources of accounting principles and the framework, or hierarchy, for selecting principles to be used in financial statement preparation. Prior to the issuance of SFAS No. 162, the GAAP hierarchy was defined in the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS No. 162 is currently effective and its adoption did not have an impact on the Company’s consolidated financial position and results of operations.

In December 2007, the FASB ratified EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-1”). The EITF concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are to be disclosed along with the accounting policies and the classification of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. This Issue is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The Company is currently evaluating the impact, if any, the adoption of this standard will have on its consolidated financial position and results of operations.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values and estimated fair values of the Company’s financial instruments for the periods presented are as follows:

	Estimated Fair Value Measurements
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2008:
Financial Assets
Cash and cash equivalents	$13,503	$13,503	$—	$—
Total short-term investments	$13,503	$13,503	$—	—

Auction rate securities	$18,871	$—	$—	$18,871
Corporate obligations	2,430	—	—	2,430
Preferred shares	316	—	—	316
Total long-term investments	$21,617	$—	$—	$21,617

Total Financial Assets	$35,120	$13,503	$—	$21,617

December 31, 2007:
Financial Assets
Cash and cash equivalents	$24,872	$24,872	$—	$—
Auction rate securities	31,170	—	—	31,170
Corporate obligations	4,936	—	—	4,936
Total short-term investments	$60,978	$24,872	$—	$36,106

Auction rate securities	$26,806	$—	$—	$26,806
Corporate obligations	5,000	5,000	—	—
Total long-term investments	$31,806	$5,000	$—	$26,806

Total Financial Assets	$92,784	$29,872	$—	$62,912

Level 1- The Company’s Level 1 assets consist of cash, U.S. Treasury securities with original maturities of three months or less and market quoted corporate obligations.

Level 2 - At December 31, 2008 and December 31, 2007, the Company had no investments which were considered to be Level 2 assets.

Level 3 – The Company’s Level 3 assets consist of the Company’s investment in ARS, corporate obligations, and preferred shares. The recent uncertainties in the credit markets have prevented the Company and other investors from liquidating their holdings of these securities for the years ended December 31, 2008 and 2007, because the amount of securities submitted for sale has exceeded the amount of purchase orders.

The carrying value of the Company’s investments in its Level 3 assets, as of December 31, 2008 and 2007, represents the Company’s best estimate of the fair value of these investments based on currently available information. The Company estimates the fair values of the investment securities quarterly based upon consideration of such factors as: issuer and insurer credit rating; comparable market data, if available; current market conditions; the credit quality of the investment securities; the rate of interest received since the date the auctions began; yields of securities similar to the underlying investment securities; and, until September 2008, broker-dealers’ statements provided by the investment bank through which the Company held such securities. These considerations are used to determine a range of values for each security from moderate to highly conservative. The Company has based its evaluation on the mid-point of that range. Specifically, the Company considered the composition of the collateral supporting the investment securities and the default probabilities of the collateral underlying the ARS in its overall valuation of each security. The Company has also researched the secondary market, and while such a market may be available, there is no guarantee that such a market will exist at any particular point in time. Additionally, the Company looked at the probabilities of default, probabilities of successful auctions and probabilities of earning the maximum (failed auction) rate for each period. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the Company may be required to further adjust the carrying value of its investment securities through additional devaluations.

The table below provides a summary of changes in fair value for the Company’s investments:

	December 31, 2008
	Amortized Cost	Unrealized Loss	Estimated Fair Value
Long-term investments:
Auction-Rate securities	$33,380	$(14,509)	$18,871
Corporate obligations	5,400	(2,970)	2,430
Preferred shares	8,150	(7,834)	316
Total long-term investments	$46,930	$(25,313)	$21,617

	December 31, 2007
	Amortized Cost	Unrealized Loss	Estimated Fair Value
Short-term investments:
Auction-Rate securities	$31,555	$ (385)	$31,170
Corporate obligations	5,000	(64)	4,936
Total short-term investments	$36,555	$ (449)	$36,106

Long-term investments:
Auction-Rate securities	$30,350	$(3,544)	$26,806
Corporate obligations	5,000	—	5,000
Total long-term investments	$35,350	$(3,544)	$31,806

The following table presents additional information about assets measured at fair value using Level 3 inputs for the year ended December 31, 2008:

	Short -Term		Long-Term
	Auction Rate Securities	Range Notes	Auction Rate Securities	Corporate Bonds	Preferred Shares	Total
Balance as of January 1, 2008	$31,170	$4,936	$26,806	$—	$—	$62,912

Unrealized (loss) gain – other than temporarily impaired	(6,537)	64	(8,585)	—	1,572	(13,486)

Unrealized loss - impaired	—	—	—	—	(7,834)	(7,834)

Sales or settlements*	(14,975)	(5,000)	—	—	—	(19,975)

Converted to preferred shares	—	—	(6,578)	—	6,578	—

Converted to corporate bond	(2,430)	—	—	2,430	—	—

Transfer to long-term	(7,228)	—	7,228	—	—	—

Balance as of December 31, 2008	$—	$—	$18,871	$2,430	$316	$21,617

*All securities were redeemed at face value.

4. ACCOUNTS RECEIVABLE/DUE TO LICENSORS

Generally, licensing contracts provide for the Company to collect, on behalf of the licensor, royalties from the licensees. The Company records as accounts receivable only its proportionate share of such earned royalties.

Due to licensors represents amounts collected by the Company on behalf of licensors, which are generally payable to such licensors after the close of each calendar quarter. Additionally, accounts receivable include amounts due from customers for advertising revenue earned from airing commercial spots on the 4Kids TV and The CW4Kids and from trading cards sold by TC Digital. Accounts receivable related to discontinued operations has been excluded from this footnote and is disclosed in Note 15.

Accounts receivable consisted of the following as of:

	December 31,
	2008	2007
Gross accounts receivable	$23,848	$22,967
Allowance for doubtful accounts	(850)	(1,356)
	22,998	21,611
Less: long-term portion	(180)	(208)
	$22,818	$21,403

5. INVENTORIES

Inventories consisted of the following as of:

	December 31,
	2008	2007
Raw materials	$1,125	$—
Finished goods	6,116	611
	7,241	611
Less: reserve for slow-moving inventory	(3,000)	—
	$4,241	$611

6. FILM AND TELEVISION COSTS

Film and television costs consisted of the following as of:

	December 31,
	2008	2007
Opening balance	$14,352	$14,827
Additions	10,016	7,704
	24,368	22,531
Amortization	(7,707)	(8,179)
Ending Balance	$16,661	$14,352

Development/Preproduction	$941	$687
Production	1,799	1,809
Completed not released	1,256	875
Completed released	12,665	10,981
	$16,661	$14,352

Amortization of capitalized film and television costs were $7,707, $8,179 and $8,041 during fiscal years 2008, 2007 and 2006, respectively. Based on management’s ultimate revenue estimates as of December 31, 2008, approximately 42% of the total completed and unamortized film and television costs are expected to be amortized during 2009, and over 90% of the total completed and unamortized film and television costs are expected to be amortized during the next three years.

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	December 31,
	2008	2007
Computer equipment and software	$4,519	$3,476
Website development	1,426	1,289
Machinery and equipment	2,157	2,118
Office furniture and fixtures	1,478	1,314
Leasehold improvements	3,079	3,090
Office equipment	418	395
	13,077	11,682
Less: accumulated depreciation and amortization	(8,790)	(7,427)
	$4,287	$4,255

8. STOCKHOLDERS’ EQUITY

The Company has stock-based compensation plans for employees and non-employee members of the Board of Directors. The plans provide for discretionary grants of stock options, shares of restricted stock, and other stock-based awards. The plans are administered by the Compensation Committee of the Board of Directors, consisting of non-employee directors.

Effective January 1, 2006, the Company adopted SFAS No. 123-R (revised 2004), Share-Based Payments (“SFAS 123-R”), utilizing the modified prospective method whereby prior periods are not restated for comparability. SFAS 123-R requires recognition of stock-based compensation expense in the statement of operations over the vesting period based on the fair value of the award at the grant date. The Company did not grant any stock options during the year ended December 31, 2008 and at January 1, 2006, all of the Company’s outstanding options were fully vested. Consequently, the adoption of this pronouncement did not have a material effect on the Company’s consolidated financial position or results of operations.

The following table summarizes activity under the Company’s stock option plans for the years ended December 31, 2008, 2007 and 2006:

	Shares (In thousands)	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	2,682	$17.79
Granted	—	—
Exercised	(107)	11.80
Forfeited, cancelled or expired	(294)	19.11

Outstanding at December 31, 2006	2,281	$17.90
Granted	—	—
Exercised	(133)	1.93
Forfeited, cancelled or expired	(433)	20.67

Outstanding at December 31, 2007	1,715	$18.43
Grants	—	—
Exercised	(75)	3.10
Forfeited, cancelled or expired	(339)	12.63
Outstanding at December 31, 2008	1,301	$20.76	1.2	$—

Exercisable at December 31, 2008	1,301	$20.76	1.2	$—

As of December 31, 2008, there were no options outstanding to purchase shares with an exercise price below the quoted price of its common stock. During the years ended December 31, 2008 and 2007, the aggregate intrinsic value of options exercised under our stock option plans was $281 and $1,328, respectively, determined as of the date of exercise. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company’s common stock on the date of determination for those awards that have an exercise price currently below the closing price.

	Options Outstanding				Options Exercisable
Ranges of Exercise Prices	Number Outstanding at 12/31/08 (in thousands)	Weighted Average Remaining Contractual Life (in years)		Weighted Average Exercise Price	Number Exercisable at 12/31/08 (in thousands)		Weighted Average Exercise Price
$ 8.94 - $ 13.41	150	2.0	$	$ 8.94	150	$	$ 8.94
$ 13.42 - $ 20.13	140	3.0		20.03	140		20.03
$ 20.14 - $ 30.21	911	0.8		21.44	911		21.44
$ 30.22 - $ 33.28	100	1.0		33.28	100		33.28

Total	1,301	1.2	$	$ 20.76	1,301		$$20.76

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

The following table summarizes restricted stock activity under the Company’s long-term incentive compensation plans for the years ended December 31, 2008, 2007 and 2006:

	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2006	—	$—
Granted	149	16.50
Vested	—	—
Forfeited	(11)	16.52

Outstanding at December 31, 2006	138	$16.50
Granted	162	16.79
Vested	(34)	16.49
Forfeited	(12)	16.65

Outstanding at December 31, 2007	254	$16.68
Granted	311	7.85
Vested	(71)	16.65
Forfeited	(29)	11.21
Outstanding at December 31, 2008	465	$11.11

The Company recognized $1,621, $942 and $346 of compensation costs related to the LTICPs during the years ended December 31, 2008, 2007 and 2006, respectively. Additionally, as of the year ended December 31, 2008, there was approximately $1,834, $1,473 and $710 of unrecognized compensation cost related to restricted stock awards granted under the Company’s 2007, 2006 and 2005 LTICPs, respectively. The cost is expected to be recognized over a remaining weighted-average period of 2.4, 2.4 and 1.4 years under the 2007, 2006 and 2005 LTICPs, respectively. There were approximately 39,000 and 33,000 shares of restricted stock that vested during the year ended December 31, 2008 that had been granted under the 2006 and 2005 LTICPs, respectively.

Availability for Future Issuance – As of December 31, 2008, (i) options to purchase approximately 1,096,000 shares of the Company’s common stock were available for future issuance under the Company’s stock option plans and (ii) options to purchase a maximum of approximately 1,003,000 shares of the Company’s common stock were available for future issuance under the Company’s LTICPs, reduced by four shares for each share of restricted stock awarded under the 2006 and 2005 LTICPs, under which an aggregate of approximately 89,000 shares of the 1,003,000 total shares were available for issuance as options, and reduced by two shares for each share of restricted stock awarded under the 2008 and 2007 LTICPs, under which an aggregate of approximately 914,000 of the 1,003,000 total shares were available for issuance as options.

9. REVENUES/MAJOR CUSTOMERS

Net revenues included in the accompanying consolidated statements of operations are net of licensor participations of $29,378, $29,150 and $36,085 during fiscal years 2008, 2007 and 2006, respectively. The percentages of revenue from major Properties and customers/licensees are as follows:

	December 31,
	2008	2007	2006
Percentage of revenue derived from major Properties (revenue in excess of 10 percent of total revenue)	54%	45%	37%
Number of major Properties	3	3	2

Percentage of revenue derived from major customers/licensees (revenue in excess of 10 percent of total revenue)	10%	26%	15%
Number of major customers/licensees	1	2	1

Three Properties, “Chaotic”, “Yu-Gi-Oh!” and “Teenage Mutant Ninja Turtles” represented 54% of consolidated net revenues for fiscal 2008. Three Properties, “Yu-Gi-Oh!”, “Teenage Mutant Ninja Turtles” and “Viva Piñata” represented 45% of consolidated net revenues for fiscal 2007 and two Properties, “Yu-Gi-Oh!” and “Teenage Mutant Ninja Turtles” represented 37% of consolidated net revenues for fiscal 2006. One licensee, Konami, represented 10% of consolidated net revenues for fiscal 2008. Two licensees, Microsoft Corporation and Konami Corporation, represented 26% of consolidated net revenues for fiscal 2007 and one licensee, Konami, represented 15% of consolidated net revenues for fiscal 2006. As of December 31, 2008 and 2007, accounts receivable due from these major customers/licensees discussed above represented 6% and 29% of the Company’s gross accounts receivable, respectively.

10. INCOME TAXES

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

The Company and its wholly-owned subsidiaries file income tax returns in the United States and in the United Kingdom. The Company is no longer subject to examinations by income tax authorities in most jurisdictions for years prior to 2004. The Company's 2006 U.S. Federal Income Tax Return is currently under examination by the Internal Revenue Service.

The provision for (benefit from) income taxes consisted of the following:

	Years Ended December 31,
	2008	2007	2006
Current tax (benefit):
Federal	$—	$—	$(3,037)
State and local	—	—	114
Foreign	101	—	(40)
	$101	$—	$(2,963)
Deferred tax (benefit):
Federal	—	1,956	(461)
State and local	—	455	(81)
Foreign	199	25	(1)
	199	2,436	(543)

Provision for (benefit from) income taxes	$300	$2,436	$(3,506)

The domestic and foreign components of pre-tax (loss) income are as follows:

	Years Ended December 31,
	2008	2007	2006

Domestic	$(35,940)	$(18,974)	$(4,767)
Foreign	(889)	(1,514)	(226)
Pre-tax loss	$(36,829)	$(20,488)	$(4,993)

	2008	% of Pretax	2007	% of Pretax	2006	% of Pretax

Tax at Federal statutory rate	$(12,890)	(35.0)%	$(7,171)	(35.0)%	$(1,698)	(34.0)%
Increase (decrease) in: Valuation allowances	15,576	38.7	11,912	58.1	—	—
Permanent differences	(188)	(0.6)	(708)	(3.5)	(1,263)	(25.3)
State and local taxes - net	(1,867)	(5.1)	(1,827)	(8.9)	(207)	(4.1)
Other - net	(331)	2.8	230	1.2	(338)	(6.8)
Income tax provision (benefit)	$300	0.8%	$2,436	11.9%	$(3,506)	(70.2)%

The components of the net deferred tax assets (liabilities) are as follows:

	December 31,
	2008	2007
Deferred Tax Assets:
Investments	$10,126	$—
Inventory	1,200	—
Film and television costs	—	654
Accounts receivable allowances	237	337
Foreign tax credits	303	186
Loss carryforwards	20,375	9,749
Restricted stock/Stock options	846	269
Contributions	242	172
Deferred rent	277	306
Property and equipment	583	758
Gross deferred tax assets	$34,189	$12,431

Deferred Tax Liability:
Film and television costs	(379)	—
Accrued minimum guarantees	$(519)	$(519)
Gross deferred tax liability	$(898)	$(519)

Valuation allowance	$(33,164)	$(11,912)

Net deferred tax asset	$127	$—
Amounts recognized in the Consolidated Balance
Sheets consist of:
Deferred tax asset – current	$127	$—
Deferred tax asset – non-current	—	—
Net deferred tax asset	$127	$—

A reconciliation of activity for the Company’s deferred tax asset valuation allowance is provided as follows:

	Years Ended December 31,
	2008	2007	2006

Beginning balance	$11,912	$—	$—
Provision for (benefit from) income taxes	—	—	—
Charged to deferred tax assets	21,252	11,912	—
	$33,164	$11,912	$—

The expiration terms and amounts for which an allowance has been provided with respect to the loss and credit carryforwards reflected in the gross deferred tax assets above are comprised as follows:

Loss Carryforwards	Expiration	Gross Amount	Allowance

Federal	2028	$49,182	$49,182
State and local	2016-2028	60,339	60,339
Foreign	Indefinite	370	370

Credit Carryforwards

Foreign tax	2011-2013	$303	$303

The Company records taxes on undistributed earnings of subsidiaries to the extent such earnings are planned to be remitted and not permanently reinvested. The undistributed earnings of subsidiaries on which no provision for U.S. income taxes has been made amounted to $293 and $253 as of December 31, 2008 and 2007, respectively. U.S. and foreign income taxes that would be payable if such earnings were distributed may be lower than the amount computed at the U.S. statutory rate because of the availability of tax credits.

Income tax benefits related to the exercise of stock options reduced current taxes payable and increased additional paid-in capital by $0, $0, and $188 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company has no unrecognized tax benefits, excluding interest and penalties for 2008 and 2007. Therefore, the Company believes there are no items that if recognized would affect the effective tax rate.

When and if the Company were to recognize interest and penalties, to unrecognized tax benefits, it would be reported net of tax in a liability account.

It is difficult to predict what would occur to change the Company’s unrecognized tax benefits over the next twelve months. The Company believes, however, that there should be no change during the next twelve months.

11. EARNINGS PER SHARE

The Company applies SFAS No. 128, Earnings per Share, which requires the computation and presentation of earnings per share (“EPS”) to include basic and diluted EPS. Basic EPS is computed based solely on the weighted average number of common shares outstanding during the period. Diluted EPS reflects all potential dilution of common stock. The following table reconciles Basic EPS with Diluted EPS for the three years ended December 31, 2008, 2007 and 2006.

	Net Loss	Year Ended 2008 Weighted Average Shares	Per Share
Basic loss per share – Loss available to common shareholders	$(36,819)	13,181,549	$(2.79)

Effect dilutive security – Stock options	—	—	—

Diluted loss per share	$(36,819)	13,181,549	$(2.79)

	Net Loss	Year Ended 2007 Weighted Average Shares	Per Share
Basic loss per share – Loss available to common shareholders	$(23,326)	13,209,495	$(1.77)

Effect dilutive security – Stock options	—	—	—

Diluted loss per share	$(23,326)	13,209,495	$(1.77)

	Net Income	Year Ended 2006 Weighted Average Shares	Per Share
Basic loss per share – Loss available to common shareholders	$(1,006)	13,104,051	$(0.08)

Effect dilutive security – Stock options	—	—	—

Diluted loss per share	$(1,006)	13,104,051	$(0.08)

For the years ended December 31, 2008, 2007 and 2006, 1,301,000, 1,189,000 and 1,620,850 shares, respectively, attributable to the exercise of outstanding options, were excluded from the calculation of diluted EPS because the effect was antidilutive.

12. DEFINED CONTRIBUTION PLAN

The Company participates in a 401(k) plan covering substantially all employees. Benefits vest based on number of years of service. The Company’s policy is to match 25% of the first 6% of the covered employee’s annual salary, as defined by the plan. Contributions to the plan by the Company amounted to $198, $170 and $167 for the years ended December 31, 2008, 2007 and 2006, respectively.

13. COMMITMENTS AND CONTINGENCIES

a.

Bonus Plan - Bonuses are eligible to key officers and employees in an amount, if any, to be determined in the sole discretion of the Compensation Committee of the Board of Directors in consultation with the CEO of 4Kids. For 2008, 2007 and 2006, the Compensation Committee awarded the Chairman and CEO of the Company approximately $0, $0, and $225, respectively. An additional amount of approximately $0, $0 and $400 was awarded but not yet paid to employees at December 31, 2008, 2007 and 2006, respectively.

b.

Leases - The Company leases certain office, administration and production facilities. Commitments for minimum rentals, not including common charges, under non-cancelable leases at the end of 2008 are as follows:

Year Ending December 31,	Amount
2009	$2,645
2010	2,091
2011	1,108
2012	971
2013	996
2014 and after	3,730
Total	$11,541

Rent expense for all operating leases charged against earnings amounted to $2,771, $2,365 and $1,843 during fiscal years 2008, 2007 and 2006, respectively.

c.

Litigation - On April 24, 2008, the Company commenced an action in the Supreme Court of the State of New York, County of New York against Fox seeking declaratory relief and damages from Fox pursuant to the Fox Agreement. Under the terms of the Fox Agreement, during each broadcast season, Fox was required to broadcast the 4Kids programming block on stations broadcasting to, on average, at least 90% of United States television households ("Minimum Average Clearance") and if, in any broadcast season, the 4Kids programming block did not achieve the Minimum Average Clearance, the Company was entitled to a reduction in the time buy fee payable under the Fox Agreement determined in accordance with a formula set forth in the Fox Agreement. If there were additional payments due from the Company to Fox under the Fox Agreement, the Company was entitled to set off the amount of the reduction in the time buy fee against future payments otherwise due to Fox from the Company; if such future payments due from the Company to Fox were insufficient to provide the Company with the full amount of the reduction in the time buy fee resulting from Fox's failure to maintain the required Minimum Average Clearance, the Company was entitled to a refund from Fox.

As a result of Fox's alleged failure to maintain the required Minimum Average Clearance during past broadcast seasons, the Company exercised its set-off right in the Fox Agreement and did not pay Fox the $5,000 installment of the time buy fee that was due on April 1, 2008. Since Fox disputed whether the Company was entitled to a reduced time buy fee, the Company brought an action in state court seeking a declaratory judgment confirming its set-off right. The Company also asserted a separate claim for damages against Fox alleging that, as a result of Fox's failure to achieve the Minimum Average Clearance for past broadcast seasons and its failure to broadcast 4Kids' programming within the Saturday morning block, the Company sustained damages resulting from, among other things, lost advertising and merchandising revenue.

On May 27, 2008, Fox removed the case from state court to the United States District Court for the Southern District of New York. On June 3, 2008, Fox filed its answer to the complaint and asserted counterclaims against the Company alleging that the Company's failure to pay the $5,000 installment of the time buy fee otherwise scheduled to be paid on April 1, 2008 was a breach of contract and that the Company's alleged statement to Fox that the Company would not pay the $5,000 installment of the time buy fee that was scheduled to be paid on July 1, 2008 constituted a breach of the Fox Agreement by anticipatory repudiation. The Company exercised its set-off right in the Fox Agreement and did not pay Fox the $5,000 installment of the time buy fee that was due on July 1, 2008. On July 16, 2008, the Company filed its reply to Fox's counterclaims. The Company also exercised its set-off right and paid Fox $2,000 in lieu of the $5,000 installment of the time buy fee that was due on October 1, 2008, bringing the total amount set off by the Company to $13,000.

On November 9, 2008, the Company entered into an agreement with Fox to settle the action (the “Settlement Agreement”). Under the terms of the Settlement Agreement, the Fox Agreement terminated on December 31, 2008 rather than at the end of the 2008-2009 broadcast season in September 2009 as was provided under the original terms of the Fox Agreement. Under the terms of the Settlement Agreement, the Company paid Fox $12,250 of the $13,000 of the 2008 time buy fees owed to Fox withheld by the Company as a set off to payments to Fox in the second, third and fourth quarters of 2008; $6,000 of such amount was paid on November 14, 2008, $3,125 of such amount was paid on February 13, 2009 and the remaining $3,125 is scheduled to be paid on March 15, 2009. As of December 31, 2008, all amounts to be paid to Fox were accrued on the Company’s consolidated balance sheet. In order to secure payment by the Company to Fox of the installments of the settlement amounts, the Company granted Fox a security interest in the proceeds received by the Company from the sale of the national advertising time sold on 4KidsTV by the Company during the fourth quarter of 2008. The Company believes that the settlement enables 4Kids, beginning in 2009, to focus its resources on the five-hour block of children’s Saturday morning television on The CW Network.

The Company, from time to time, is involved in litigation arising in the ordinary course of its business. The Company does not believe that such litigation to which the Company or any subsidiary of the Company is a party or of which any of their Properties is the subject will, individually or in the aggregate, have a material adverse effect on the Company’s financial position, results of its operations or cash flows.

d.

Employment Contracts - The Company has employment agreements and arrangements with its executive officers and certain management personnel. The agreements generally continue until terminated by the employee or the Company, and provide for severance payments under certain circumstances. The majority of the agreements and arrangements provide the employees with certain additional rights after a change of control (as defined in such agreements) of the Company occurs. The agreements include a covenant against competition with the Company which extends for a period of time after termination for any reason. As of December 31, 2008, if all of the employees under contract were terminated by the Company without good cause or following a change of control, under these contracts, the Company’s liability would be approximately $11,719 or $10,467, respectively.

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

The Company has deferred all amounts received under the contract, and recognizes revenue as the Current Music Assets and Future Music Assets generate revenue over the contract term. The Company expects and continues to produce additional new music which, based on the success of the administrative service, continues to supply the unaffiliated third party with this content. Since the Company continues to deliver more than the amount of music required to be delivered under the Music Agreement, there is no way to appropriately record the fair value of the future amounts to be delivered. Based on EITF 00-21, the Company’s inability to fair value the future portion of the music deliverables results in the entire amount recorded as deferred revenue. The most appropriate and systematic method of accounting for this revenue relating to the deferred portion would be to reduce this deferred amount dollar for dollar based on the actual music earnings of the Company. Pursuant to the above, the Company recognized revenues of $634, $461 and $665 for the years ended December 31, 2008, 2007 and 2006, respectively. The Company has included $1,360 and $1,994 as deferred revenue on the accompanying consolidated balance sheets as of December 31, 2008 and 2007, respectively.

Home Video – At various dates since May 2002, 4Kids Home Video, entered into various agreements with an unaffiliated third party home video distributor (the “Video Distributor”), pursuant to which 4Kids Home Video provides ongoing advertising, marketing and promotional services with respect to certain home video titles, that are owned or controlled by the Company and which are distributed by the Video Distributor. The Video Distributor has paid the Company advances of $4,119 against 4Kids Home Video’s share of the distribution and service fee proceeds to be realized by 4Kids Home Video from such titles. Pursuant to the above, the Company recognized revenue of $208, $122 and $220 for the years ended December 31, 2008, 2007 and 2006, respectively. The Company has included $211 and $419 as deferred revenue on the accompanying consolidated balance sheets as of December 31, 2008 and 2007, respectively.

Other Agreements - In addition, the Company entered into other agreements for various Properties and advertising time on The CW4Kids in which the Company has received certain advances and/or minimum guarantees. Accordingly, as of December 31, 2008 and 2007 the unearned portion of these advances and guaranteed payments were $1,699 and $571, respectively, and are included in deferred revenue on the accompanying consolidated balance sheets.

f.

Broadcast Agreements – On October 1, 2007, the Company and The CW entered into the CW Agreement, under which The CW granted to the Company the exclusive right to program The CW's Saturday morning children's programming block (“The CW4Kids”) that is broadcast in most markets between 7am and 12pm for an initial term of five years beginning with The CW's 2008-2009 broadcast season.

Under the CW Agreement, the Company is obligated to make quarterly minimum guaranteed payments which are subject to reduction under certain circumstances. The Company and The CW share advertising revenues earned from the sale of national commercial time during The CW4Kids with The CW's share to be applied against such quarterly guarantee payments. In addition, The CW is entitled under the CW Agreement to participate in the Company's merchandising revenue from certain content broadcast on The CW4Kids, if such merchandising revenues exceed a certain annual minimum. 4Kids Ad Sales, Inc. manages and accounts for the ad revenue and costs associated with The CW4Kids.

As of December 31, 2008, the minimum guaranteed payment obligations under the CW Agreement are as follows:

Year Ending December 31,	Amount
2009	$15,000
2010	15,000
2011	15,000
2012	15,000
2013	8,250
Total	$68,250

In January 2002, the Company entered into a multi-year agreement with Fox to lease Fox’s Saturday morning programming block (“4Kids TV”) which aired principally on Saturday mornings from 8am to 12pm eastern/pacific time (7am to 11am central time). The Company provided substantially all programming content to be broadcast on 4Kids TV and retained all of the revenues from network advertising sales for the four-hour time period.

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

On April 24, 2008, the Company commenced an action in the Supreme Court of the State of New York, County of New York against Fox seeking declaratory relief and damages from Fox pursuant to the Fox Agreement. Under the terms of the Fox Agreement, during each broadcast season, Fox was required to broadcast the 4Kids programming block on stations broadcasting to, on average, at least 90% of United States television households ("Minimum Average Clearance") and if, in any broadcast season, the 4Kids programming block did not achieve the Minimum Average Clearance, the Company was entitled to a reduction in the time buy fee payable under the Fox Agreement determined in accordance with a formula set forth in the Fox Agreement. If there were additional payments due from the Company to Fox under the Fox Agreement, the Company was entitled to set off the amount of the reduction in the time buy fee against future payments otherwise due to Fox from the Company; if such future payments due from the Company to Fox were insufficient to provide the Company with the full amount of the reduction in the time buy fee resulting from Fox's failure to maintain the required Minimum Average Clearance, the Company was entitled to a refund from Fox.

As a result of Fox's alleged failure to maintain the required Minimum Average Clearance during past broadcast seasons, the Company exercised its set-off right in the Fox Agreement and did not pay Fox the $5,000 installment of the time buy fee that was due on April 1, 2008. Since Fox disputed whether the Company was entitled to a reduced time buy fee, the Company brought an action in state court seeking a declaratory judgment confirming its set-off right. The Company also asserted a separate claim for damages against Fox alleging that, as a result of Fox's failure to achieve the Minimum Average Clearance for past broadcast seasons and its failure to broadcast 4Kids' programming within the Saturday morning block, the Company sustained damages resulting from, among other things, lost advertising and merchandising revenue.

On May 27, 2008, Fox removed the case from state court to the United States District Court for the Southern District of New York. On June 3, 2008, Fox filed its answer to the complaint and asserted counterclaims against the Company alleging that the Company's failure to pay the $5,000 installment of the time buy fee otherwise scheduled to be paid on April 1, 2008 was a breach of contract and that the Company's alleged statement to Fox that the Company would not pay the $5,000 installment of the time buy fee that was scheduled to be paid on July 1, 2008 constituted a breach of the Fox Agreement by anticipatory repudiation. The Company exercised its set-off right in the Fox Agreement and did not pay Fox the $5,000 installment of the time buy fee that was due on July 1, 2008. On July 16, 2008, the Company filed its reply to Fox's counterclaims. The Company also exercised its set-off right and paid Fox $2,000 in lieu of the $5,000 installment of the time buy fee that was due on October 1, 2008, bringing the total amount set off by the Company to $13,000.

On November 9, 2008, the Company entered into an agreement with Fox to settle the action (the “Settlement Agreement”). Under the terms of the Settlement Agreement, the Fox Agreement terminated on December 31, 2008 rather than at the end of the 2008-2009 broadcast season in September 2009 as was provided under the original terms of the Fox Agreement. Under the terms of the Settlement Agreement, the Company paid Fox $12,250 of the $13,000 of the 2008 time buy fees owed to Fox withheld by the Company as a set off to payments to Fox in the second, third and fourth quarters of 2008; $6,000 of such amount was paid on November 14, 2008, $3,125 of such amount was paid on February 13, 2009 and the remaining $3,125 is scheduled to be paid on March 15, 2009. As of December 31, 2008, all amounts to be paid to Fox were accrued on the Company’s consolidated balance sheet. In order to secure payment by the Company to Fox of the installments of the settlement amounts, the Company granted Fox a security interest in the proceeds received by the Company from the sale of the national advertising time sold on 4KidsTV by the Company during the fourth quarter of 2008. The Company believes that the settlement enables 4Kids, beginning in 2009, to focus its resources on the five-hour block of children’s Saturday morning television on The CW Network.

The costs of 4Kids TV is capitalized and amortized over each broadcast year based on estimated advertising revenue for the related broadcast year. The Company recorded amortization expenses of $16,022, $21,472 and $22,462 for the years ended December 31, 2008, 2007 and 2006, respectively. During the year ended December 31, 2008, the Company paid Fox and certain Fox affiliates $5,741 and $2,273, attributable to the 2007-2008 and 2008-2009 broadcast seasons fees, respectively, and during calendar year 2007, the Company paid Fox and certain Fox affiliates $15,525 and $5,263, attributable to the 2006-2007 and 2007-2008 broadcast seasons fees, respectively. As of December 31, 2008 and 2007, there was no unamortized portion of these fees.

As of December 31, 2008, the minimum guaranteed payment obligations under the Settlement Agreement are as follows:

Year Ending December 31,	Amount
2009	$6,250
Total	$6,250

The Company’s ability to recover the cost of its minimum guarantee due to The CW will depend on the popularity of the television programs the Company broadcasts on The CW4Kids and the general market demand and pricing of advertising time for Saturday morning children’s broadcast television. The popularity of such programs, broadcast by the Company on The CW4Kids, impacts audience levels and the level of the network advertising rates that the Company can charge. Additionally, the success of the merchandise licensing programs and home video sales based on such television programs broadcast on The CW4Kids is dependent on consumer acceptance of such television programs. If the Company estimates that it will be unable to generate sufficient future revenue from advertising sales, home video sales and merchandising licensing at levels to cover the cost of its contractual obligation to The CW, the Company would record a charge to earnings to reflect an expected loss on The CW agreements in the period in which the factors negatively affecting the recoverability of the fee payable become known. The Company will be required to make certain assumptions and estimates about future events such as advertising rates and audience viewing levels in evaluating its ability to recover the cost of the broadcast fees. Such estimates and assumptions are subject to market forces and factors beyond the control of the Company and are inherently subject to change. There can be no assurance that the Company will be able to recover the full cost of the broadcast fees and in the event it cannot, it would record the resulting charge to earnings to reflect an expected loss on the broadcast fee, which could be significant.

In addition to the broadcast fee paid to Fox and the minimum guarantee paid to The CW, the Company incurs additional costs to program each broadcast block and sell the related network advertising time. These costs include direct programming costs to acquire, adapt and deliver programming for the broadcast during the weekly broadcast blocks as well as additional indirect expenses of advertising sales, promotion and administration.

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

14. MINORITY INTEREST

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

	Year Ended December 31,
	2008	2007	2006
TC Digital net loss before common units minority interest	$(11,877)	$(4,552)	$(546)
Minority interest percentage	45%	47* %	47%
Minority interest loss allocation	(5,345)	(2,130)	(257)
Less: Minority member capital contribution – net of tax of $0, $0 and $30, respectively	—	—	39
Loss in excess of minority interest absorbed by 4Kids Digital	$(5,345)	$(2,130)	$(218)
*Percentage is a blended rate representing the entire year

The loss in excess of minority interest for TC Digital absorbed by 4Kids Digital in the aggregate, since the formation of such entity, is $7,693 as of December 31, 2008.

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

While the Company maintained a 50% ownership interest in TC Websites and did not control, but had significant influence, over such entity, the Company’s investment in TC Websites was accounted for using the equity method. As permitted by Accounting Research Bulletin No. 51, Consolidated Financial Statements, due to the increased membership interest and the additional operational control, TC Websites’ financial statements are now included in the Company’s 2007 consolidated financial statements as though it has been acquired by the Company at the beginning of such year end, and accordingly, revenues and expenses are included for the year ended December 31, 2008. A pre-acquisition loss of $498 resulting from the 2006 net loss was recorded and shown as a separate deduction on the Company’s statement of operations.

At December 18, 2007, the minority members’ proportionate share of the equity in the entity decreased by 5% to 45%. The following table summarizes the membership units minority interest loss:

	Year Ended December 31,
	2008	2007	2006
TC Websites net loss before common units minority interest	$(3,632)	$(4,129)	$(996)
Minority interest percentage	45%	47* %	50%
Minority interest loss allocation	(1,634)	(2,054)	(498)
Less: Minority member capital contribution	310	96	—
Loss in excess of minority interest absorbed by 4Kids Websites	$(1,324)	$(1,958)	$(498)
*Percentage is a blended rate representing the entire year

The loss in excess of minority interest for TC Websites absorbed by 4Kids Websites in the aggregate, since the formation of such entity, is $3,780 as of December 31, 2008.

15. DISCONTINUED OPERATION

In June 2006, the Company announced that the business of its media buying subsidiary, Summit Media, would be terminated effective June 30, 2006. The results of operations for Summit Media are reported as a discontinued operation for the years ended December 31, 2008, 2007 and 2006, and accordingly, the accompanying consolidated financial statements have been reclassified separately to report the assets, liabilities and operating results of this business.

The following are the summarized results of discontinued operations for the media buying business:

	December 31,
	2008	2007	2006
Net revenues	$—	$—	$2,852
Income before income taxes	—	—	1,181
Provision for income taxes	—	—	(459)
Income from discontinued operations	$—	$—	$722

Under the terms of the Settlement Agreement entered into by Summit Media with The Beacon Media Group LLC (“Beacon”), Sheldon Hirsch, Tom Horner and Paul Caldera (the “Beacon Defendants”) on June 19, 2006, relating to the lawsuit filed by Summit Media in Supreme Court, New York County against Beacon and the Beacon Defendants, Summit Media will receive $2,000, in regularly scheduled payments through 2010, in exchange for Summit Media’s discontinuation of the lawsuit. Through December 31, 2008, the Company had received $1,000 of the scheduled payments related to the lawsuit.

The major classes of assets and liabilities of the discontinued operation in the balance sheet are as follows:

	December 31,	December 31,
	2008	2007
Prepaid expenses and other current assets	$451	$372
Current assets from discontinued operations	$451	$372

Other receivable – non-current	$475	$926
Non-current assets from discontinued operations	$475	$926

16. RELATED PARTY TRANSACTIONS

National Law Enforcement and Firefighters Children’s Foundation - The Company’s Chairman and Chief Executive Officer is the founder and President of The National Law Enforcement and Firefighters Children’s Foundation (the “Foundation”). The Foundation is a not-for-profit organization dedicated to helping the children of law enforcement and firefighting personnel and working with law enforcement and firefighting organizations to provide all children with valuable social and life skill programs. During the years ended December 31, 2008, 2007 and 2006, the Company contributed approximately $110, $120 and $105, respectively, to the Foundation.

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

As of December 31, 2008, the Company has entered into the following transactions with CUSA and CUSA LLC, or parties related to Gannon and Milito that are summarized below:

°

Employment Agreements – On December 11, 2006, TC Digital entered into employment agreements through December 31, 2009, with Gannon, to serve as its President and Chief Executive Officer and Milito, to serve as its Executive Vice President. Under the terms of the employment agreements, each of Gannon and Milito will receive an annual base salary of $350 and are eligible to receive additional bonuses at the sole discretion of TC Digital’s Management Committee, on which they serve with minority voting rights. Gannon and Milito were each entitled to receive a minimum bonus of $200 in 2008 if TC Digital attained 60% of the projected revenues for the year, as approved by TC Digital’s Management Committee. As of December 31, 2008, TC Digital did not attain 60% of projected revenues; therefore, no bonus had been earned or paid with respect to the employment agreements.

°

Chaotic Property Representation Agreement – On December 11, 2006, 4Kids Licensing, CUSA and Apex Marketing, Inc. (“Apex”), a corporation in which Gannon holds 60% of the outstanding capital stock and Milito owns 39% of the outstanding capital stock, entered into an amended and restated Chaotic Property Representation Agreement (“CPRA”) replacing the original Chaotic Property Representation Agreement entered into by the parties in April 2005. Under the terms of the CPRA, 4Kids Licensing is granted exclusive television broadcast and production, merchandising licensing, and home video rights to the “Chaotic” Property worldwide in perpetuity, subject to certain limited exceptions. Under the terms of the CPRA, all “Chaotic” related income less approved merchandising and other expenses shall be distributed 50% to the Company and 50% to CUSA and Apex, excluding trading card royalties which are distributed 55% to 4Kids Digital and 45% to CUSA. Additionally, all approved production expenses for television episodes based on the “Chaotic” property are allocated 50% to 4Kids Licensing and 50% to CUSA and Apex. As of December 31, 2008 and 2007, there were no distributions and approximately $6,938 and $4,265, respectively, of production, merchandising and other general expenses were owed to 4Kids Licensing by CUSA and Apex, collectively.

°

Patent License Agreements – On December 11, 2006, TC Digital and TC Websites each entered into an agreement (the “Patent License Agreements”) with Cornerstone Patent Technologies, LLC (“Cornerstone”), a limited liability company, in which Gannon and Milito each hold a 25% membership interest. Pursuant to the Patent License Agreements, TC Digital and TC Websites obtained exclusive licenses (subject to certain exceptions) to use certain patent rights in connection with “Chaotic” and other trading card games which are uploaded to websites owned and operated by each such entity. Additionally, each of TC Digital and TC Websites agreed to pay Cornerstone a royalty of 1.5% of the Manufacturers Suggested Retail Price for the sale of trading cards, which amounted to $237 and $20 for each such entity for the year ended December 31, 2008 and 2007, respectively. On September 10, 2007, the Company purchased a 25% interest in such patents from Cornerstone for $750. For the years ended December 31, 2008 and 2007, the Company earned royalties of $158 and $39, respectively, associated with its portion of the patents, included in this amount was $158 and $14, respectively, relating to the sales of “Chaotic” trading cards which is eliminated in the Company’s consolidated financial statements.

°

TCD Agreement – Under the terms of the TCD Agreement, TC Digital is obligated to pay the following fees and/or royalties to: (i) 4Kids Digital equal to 3% of TC Digital’s gross revenues up to $350 per year for management services performed; (ii) 4Kids Digital and CUSA equal to 3% of net sales of each pack of trading cards sold; and (iii) the Company equal to (x) 10% of the net sales of “Chaotic” trading cards and (y) an additional 1% of net sales of “Chaotic” trading cards above $50 million during a calendar year. The Company acquired its rights to receive royalties of 10% in respect to net sales of “Chaotic” trading cards under the TCD Agreement through purchases from Dracco Company Ltd. (“Dracco”) of a 5% royalty stream on October 17, 2007, a 1% royalty stream, previously allocated to CUSA from Dracco, on December 18, 2007, a 4% royalty stream on March 17, 2008 in exchange for one-time payments of $2,250, $450 and $1,100, respectively. The consideration for the purchase of the 1% royalty stream for $450 was satisfied through the settlement of certain capital contributions required to be made by CUSA to TC Websites under the TCW Agreement. For the years ended December 31, 2008 and 2007, the Company earned royalties and or fees of $2,791 and $74, respectively, and CUSA earned royalties and or fees of $553 and $25, respectively, relating to the sales of “Chaotic” trading cards under the TCD agreement. The Company’s portion of royalties and its management fee were eliminated in its consolidated financial statements.

4Kids Digital is required under the terms of the TCD Agreement and the related loan and line of credit agreements to provide loans to TC Digital from time to time with a maturity date of December 31, 2010. On September 15, 2008, 4Kids Digital and TC Digital agreed to reduce the interest payable on any such loans from 12% to 9% retroactive to December 11, 2006. Any transaction resulting in the sale of more than 50% of TC Digital’s membership interests or in the sale of all or substantially all of TC Digital’s assets occurring while there is no debt owed from TC Digital to 4Kids Digital under the loan and line of credit or occurring prior to August 31, 2009 requires the consent of members of TC Digital holding two-thirds of its membership interests (as opposed to a majority of its membership interests).

°

Chaotic Merchandise License Agreement – On December 11, 2006, 4Kids Licensing, CUSA and TC Digital entered into a merchandise licensing agreement pursuant to which 4Kids Licensing and CUSA granted TC Digital exclusive rights to manufacture, produce and license “Chaotic” trading cards and related accessories through December 31, 2016. Under the terms of the agreement, TC Digital is obligated to pay a royalty on trading cards and all related accessories equal to (i) 4% of net sales to 4Kids Licensing while any amounts are outstanding to 4Kids Digital under the loan agreement or line of credit agreement or (ii) 8% of net sales of such cards and accessories, 55% of which will be paid to 4Kids Licensing and 45% of which will be paid to CUSA. For the years ended December 31, 2008 and 2007, no royalties had been earned under this agreement.

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

°

Interest Purchase Agreement – On March 2, 2009, TC Digital, 4Kids Entertainment, Inc. (the "Company") and Home Focus Development Ltd. (“Home Focus”) entered into various agreements pursuant to which TC Digital and Home Focus agreed to form TC Digital International Ltd. (“TDI”), an Irish Private Corporation, for the purpose of distributing “Chaotic” trading cards principally in Europe and the Middle East (“TDI Territory”) and the Company agreed to purchase a 25% interest in TDI from Home Focus (the "TDI Interest"). As a result, TDI is owned 50% by TC Digital, 25% by the Company and 25% by Home Focus. The purchase price for the TDI Interest is an initial price amount of $1,575. The Company is obligated to pay up to an additional $1,000 to Home Focus (the "Conditional Payments") conditioned upon the “Chaotic” television series being telecast in the five largest European television markets (the United Kingdom, France, Germany, Spain and Italy) and/or TDI selling in excess of $10,000 of “Chaotic” trading cards. To date, the Company has entered into agreements for the telecast of the “Chaotic” television series in the UK and France, requiring the Company to make $400 of the Conditional Payments to Home Focus. The Company has or will be paying Home Focus the consideration for the TDI interest as follows: the Company has paid $475 upon execution of the various agreements; will pay monthly installments of $125 beginning on April 1, 2009 and continuing through September 1, 2009; and beginning on October 1, 2009, $150 per month until such time as the balance due has been paid.

°

TDI Shareholders Agreement – On March 2, 2009, TC Digital, the Company and Home Focus entered into the TDI Shareholders Agreement (“TDI Agreement”) under which the Board of Directors of TDI will consist of four directors. TC Digital has the right to elect two directors and the Company and Home Focus each have the right to elect one director. There are a number of extraordinary actions that require the consent by shareholders holding at least 80% of the voting stock of TDI in addition to approval of the Board of Directors. The TDI Agreement requires the shareholders to provide TDI with additional capital on a pro rata basis in exchange for additional equity. Under the TDI Agreement, TDI is required to pay or reimburse TC Digital for the costs and expenses associated with the printing, advertising, marketing and promotion of the “Chaotic” trading card game in the TDI Territory. In addition, TDI is responsible for reimbursing TC Digital and TC Websites for the cost of translating the “Chaotic” trading cards and “Chaotic” website into the European languages and for bandwidth and equipment charges associated with making the “Chaotic” website operational in the TDI Territory. TDI is also required to pay TC Digital and TC Websites a design fee equal to 3% and 1.5%, respectively, of net sales of “Chaotic” trading cards in the TDI Territory.

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

	Licensing	Advertising Media and Broadcast	TV and Film Production/ Distribution	Trading Card and Game Distribution	Total
2008:
Net revenues from external customers	$17,124	$16,368	$14,901	$15,276	$63,669
Amortization of television and film costs	—	—	7,707	—	7,707
Amortization of 4Kids TV broadcast fee	—	16,022	—	—	16,022
Interest income	2,658	56	8	—	2,722
Impairment on investment securities	(7,834))	—	—	—	(7,834)
Segment loss	(8,558)	(8,854)	(6,470)	(12,947)	(36,829)
Segment assets	51,944	14,271	24,499	9,860	100,574

2007:
Net revenues from external customers	$22,561	$16,296	$15,976	$776	$55,609
Amortization of television and film costs	—	—	8,179	—	8,179
Amortization of 4Kids TV broadcast fee	—	21,472	—	—	21,472
Interest income	5,049	73	159	—	5,281
Segment profit (loss)	9,321	(15,168)	(5,069)	(9,572)	(20,488)
Segment assets	102,041	9,272	25,411	14,355	151,079

2006:
Net revenues from external customers	$31,677	$16,153	$23,951	$—	$71,781
Amortization of television and film costs	—	—	8,041	—	8,041
Amortization of 4Kids TV broadcast fee	—	22,462	—	—	22,462
Interest income	4,086	40	17	—	4,143
Segment profit (loss)	11,475	(14,805)	(1,092)	(571)	(4,993)
Segment assets	140,771	9,493	28,595	2,536	181,395

Net revenues from external customers and segment profit from discontinued operations have been excluded from the Advertising Media and Broadcast segment and are disclosed in Note 15. Conversely, discontinued operations relating to segment assets have been included in segment reporting. As of December 31, 2008, included in segment loss for the Licensing segment is an impairment charge of $7,834 related to the Company’s investment securities, as disclosed in Note 3.

Additionally, through the Company’s London office and network of international subagents, which allow it to license its Properties throughout the world, the Company recognized net revenues from international sources primarily in Europe, of $11,684, $7,374 and $11,357 during fiscal years 2008, 2007 and 2006, respectively. As of December 31, 2008 and 2007, net assets of the Company’s London office were $5,420 and $6,600, respectively.

18. SUMMARIZED QUARTERLY DATA (UNAUDITED)

Following is a summary of the quarterly results of operations for the years ended December 31, 2008 and 2007:

	Fiscal Quarters
2008	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Revenues	$15,039	$16,540	$17,784	$14,306
Loss from operations	(7,041)	(6,297)	(6,215)	(12,164)
Net loss	(6,399)	(5,532)	(5,275)	(19,613)
Basic loss per common share	$(0.48)	$(0.42)	$(0.40)	$(1.48)
Diluted loss per common share	$(0.48)	$(0.42)	$(0.40)	$(1.48)

	Fiscal Quarters
2007	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Revenues	$14,931	$12,009	$12,183	$16,486
Loss from operations	(1,918)	(5,224)	(6,814)	(11,813)
Net loss	(205)	(2,213)	(4,150)	(16,758)
Basic loss per common share	$(0.02)	$(0.17)	$(0.31)	$(1.26)
Diluted loss per common share	$(0.02)	$(0.17)	$(0.31)	$(1.26)

Quarterly amounts for loss per share may not agree to annual amount due to rounding.

******