Form 10-Q
period 2009-03-31
4 KIDS ENTERTAINMENT INC
filed 2009-05-11
CIK 58592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
1414 Avenue of the Americas New York, New York 10019 (212) 758-7666 (Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X|    No |_|

      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes |_|    No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ___	Accelerated filer X	Non-accelerated filer ___	Smaller reporting company ___

(Do not check if a smaller reporting company)

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_|    No|X|

      As of May 8, 2009, the number of shares outstanding of the registrant’s common stock, par value $.01 per share was 13,227,019.

4Kids Entertainment, Inc. and Subsidiaries

Table of Contents

		Page #
Part I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of March 31, 2009 (Unaudited) and December 31, 2008	2
	Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2009 and 2008	3
	Consolidated Statements of Changes in Equity and Comprehensive Loss for the three months ended March 31, 2009 (Unaudited) and the year ended December 31, 2008	4
	Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2009 and 2008	5
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34
Item 4.	Controls and Procedures	34
Part II—OTHER INFORMATION
Item 1.	Legal Proceedings	35
Item 1A	Risk Factors	35
Item 6.	Exhibits	36
Signatures		37

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2009 and DECEMBER 31, 2008

(In thousands of dollars, except share data)

ASSETS:	2009	2008
Current assets:	(Unaudited)
Cash and cash equivalents	$9,467	$13,503
Accounts receivable - net	14,375	22,818
Inventories - net	5,459	4,241
Prepaid income taxes	100	137
Prepaid expenses and other current assets	3,567	1,876
Deferred income taxes	124	127
Total current assets	33,092	42,702

Property and equipment - net	3,951	4,287
Long term investments	19,454	21,617
Accounts receivable - noncurrent, net	187	655
Film and television costs - net	17,079	16,661
Other assets - net (includes related party amounts of $7,304 and $6,638, respectively)	16,861	14,652
Total assets	$90,624	$100,574

LIABILITIES AND EQUITY:
Current liabilities:
Due to licensors	$5,822	$5,651
Accounts payable and accrued expenses	12,927	16,202
Deferred revenue	2,696	3,270
Total current liabilities	21,445	25,123

Deferred rent	419	460
Total liabilities	21,864	25,583

Commitments and contingencies (Note 10)
4Kids Entertainment, Inc. shareholders’ equity
Preferred stock, $.01 par value - authorized, 3,000,000 shares; none issued	—	—
Common stock, $.01 par value - authorized, 40,000,000 shares; issued, 15,246,579 shares; outstanding 13,227,019 shares in both 2009 and 2008	152	152
Additional paid-in capital	65,107	65,107
Accumulated other comprehensive loss	(19,578)	(17,396)
Retained earnings	61,464	63,504
	107,145	111,367
Less cost of 2,019,560 treasury shares in both 2009 and 2008	36,376	36,376
Total shareholders’ equity of 4Kids Entertainment, Inc.	70,769	74,991
Noncontrolling interests	(2,009)	—
Total equity	68,760	74,991
Total liabilities and equity	$90,624	$100,574

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(In thousands of dollars, except share data)

	Three Months Ended
	March 31,
	2009	2008

Net revenues:
Service revenue	$9,755	$12,611
Product revenue	437	2,428
Total net revenues	10,192	15,039

Costs and expenses:
Selling, general and administrative	11,799	12,608
Production service costs	1,092	1,545
Cost of sales of trading cards	502	1,016
Amortization of television and film costs	1,191	1,708
Amortization of 4Kids TV broadcast fee	—	5,203
Total costs and expenses	14,584	22,080

Loss from operations	(4,392)	(7,041)

Interest income	401	670
Impairment on investment securities	(89)	—
Total other income	312	670

Loss before income taxes	(4,080)	(6,371)

(Provision for) benefit from income taxes	—	(28)

Net loss	(4,080)	(6,399)

Net loss attributable to noncontrolling interests	2,040	—

Net loss attributable to 4Kids Entertainment, Inc. (Note 11)	$(2,040)	$(6,399)

Per share amounts:

Basic loss per share attributable to 4Kids Entertainment Inc. common shareholders	$(0.15)	$(0.48)

Diluted loss per share attributable to 4Kids Entertainment Inc. common shareholders	$(0.15)	$(0.48)

Weighted average common shares
outstanding - basic	13,227,019	13,226,618

Weighted average common shares
outstanding - diluted	13,227,019	13,226,618

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE LOSS

THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED) AND YEAR ENDED DECEMBER 31, 2008

(In thousands of dollars and shares)

	4Kids Entertainment, Inc. Shareholders
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Less Treasury Stock	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
BALANCE, DECEMBER 31, 2007	15,100	$151	$63,679	$100,323	$(2,562)	$(33,503)	$128,088	—	$128,088
Issuance of common stock and stock options exercised	147	1	1,428	—	—	—	1,429	—	1,429
Acquisition of treasury stock, at cost	—	—	—	—	—	(2,873)	(2,873)	—	(2,873)
Comprehensive loss:
Net loss	—	—	—	(36,819)	—	—	(36,819)	—	(36,819)
Translation adjustment	—	—	—	—	(1,348)	—	(1,348)	—	(1,348)
Unrealized loss on marketable securities	—	—	—	—	(13,486)	—	(13,486)	—	(13,486)
Total comprehensive loss	—	—	—	—	—	—	(51,653)	—	(51,653)

BALANCE, DECEMBER 31, 2008	15,247	$152	$65,107	$63,504	$(17,396)	$(36,376)	$74,991	$—	$74,991
Capital contribution from noncontrolling interests	—	—	—	—	—	—	—	31	31
Comprehensive loss:
Net loss	—	—	—	(2,040)	—	—	(2,040)	(2,040)	(4,080)
Translation adjustment	—	—	—	—	(108)	—	(108)	—	(108)
Unrealized loss on investment securities	—	—	—	—	(2,074)	—	(2,074)	—	(2,074)
Total comprehensive loss	—	—	—	—	—	—	(4,222)	(2,040)	(6,262)

BALANCE, MARCH 31, 2009	15,247	$152	$65,107	$61,464	$(19,578)	$(36,376)	$70,769	$(2,009)	$68,760

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(In thousands of dollars)
	2009	2008
Cash flows from operating activities:
Net loss	$(4,080)	$(6,399)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	409	357
Amortization of television and film costs	1,191	1,708
Amortization of 4Kids TV broadcast fee	—	5,203
Provision for doubtful accounts	107	216
Impairment on investment securities	89	—
Changes in operating assets and liabilities:
Inventory	(1,218)	361
Accounts receivable	8,764	2,647
Film and television costs	(1,609)	(1,632)
Prepaid income taxes	37	287
Prepaid 4Kids TV broadcast fee	—	(5,266)
Prepaid expenses and other current assets	(1,694)	1,114
Other assets - net	(2,243)	(2,186)
Due to licensors	(319)	711
Accounts payable and accrued expenses	(3,268)	(498)
Deferred revenue	(574)	(534)
Deferred rent	(41)	(40)
Net cash used in operating activities	(4,449)	(3,951)

Cash flows from investing activities:
Proceeds from maturities of investments	—	15,025
Purchase of property and equipment	(73)	(338)
Net cash (used in) provided by investing activities	(73)	14,687

Cash flows from financing activities:
Capital contribution from noncontrolling interests	31	—
Purchase of treasury shares	—	(2,742)
Net provided by (cash used) in financing activities	31	(2,742)

Effect of exchange rate changes on cash and cash equivalents	455	4

Net (decrease) increase in cash and cash equivalents	(4,036)	7,998

Cash and cash equivalents, beginning of period	13,503	24,872

Cash and cash equivalents, end of period	$9,467	$32,870

Supplemental disclosure of cash flow information:
Cash paid during period for Income Taxes	$—	$37
Supplemental schedule of non-cash investing and financing activities
Unrealized loss on marketable securities included in other comprehensive loss	$2,074	$9,187

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

Through its wholly-owned subsidiary, 4Kids Websites, Inc. (“4Kids Websites”), the Company owns 55% of TC Websites, a company that owns and operates www.chaoticgame.com, the companion website for the “Chaotic” trading card game which was launched as a public beta version on October 24, 2007. In December 2006, 4Kids Websites purchased a 50% membership interest in TC Websites from CUSA and entered into the TCW Agreement. The TCW Agreement contains terms and conditions governing TC Websites’ operations and entitles 4Kids Websites and CUSA to elect two managers to its Management Committee. On December 18, 2007, 4Kids Websites entered into an agreement pursuant to which it acquired an additional 5% ownership interest in TC Websites from CUSA, and the TCW Agreement was concurrently amended to provide 4Kids Websites with the right to break any deadlocks on TC Websites’ Management Committee, including with respect to operational matters. The consideration for the purchase of the additional membership interest was paid through the settlement of certain capital contributions required to be made by CUSA to TC Websites under the TCW Agreement. Prior to the acquisition by 4Kids Websites of the additional 5% ownership interest and amendment of the TCW Agreement, the Company used the equity method to account for its investment in TC Websites, where it did not have control but had significant influence. As a result of 4Kids Websites’ increased ownership and operational control, TC Websites is consolidated in the Company’s financial statements, subject to a noncontrolling interest.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The consolidated financial statements, except for the December 31, 2008 consolidated balance sheet and the consolidated statement of changes in equity and comprehensive loss for the year ended December 31, 2008, are unaudited and should be read in conjunction with audited consolidated financial statements and notes thereto for the year ended December 31, 2008 as presented in our Annual Report on Form 10-K. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position of the Company as of March 31, 2009 and December 31, 2008, and the results of operations for the three months ended March 31, 2009 and 2008, and changes in equity and comprehensive loss for the three months ended March 31, 2009 and the year ended December 31, 2008, and cash flows for the three months ended March 31, 2009 and 2008. Because of the inherent seasonality and changing trends of the toy, game, entertainment and advertising industries, operating results for the Company on a quarterly basis may not be indicative of operating results for the full year.

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

Production and adaptation costs charged to the licensors of television rights to Properties represented by the Company are included in net revenues and the corresponding costs are included in production service costs in the accompanying consolidated statements of operations. Production service costs included in net revenues amounted to $860 and $1,480 for the three months ended March 31, 2009 and 2008, respectively.

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

Fair Value Measurements - The fair values of the Company’s financial instruments reflect the estimates of amounts that would be received from selling an asset in an orderly transaction between market participants at the measurement date. The fair value estimates presented in this report are based on information available to the Company as of March 31, 2009 and December 31, 2008.

The carrying values of cash and cash equivalents approximate fair value. The Company has estimated the fair value of its investment in auction rate securities (“ARS”) and other long-term investments using unobservable inputs at March 31, 2009. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), the Company applies a fair value hierarchy based on three levels of inputs, the first two of which are considered observable and the last of which is considered unobservable, that may be used to measure fair value. The three levels are the following:

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

Investments – The Company’s long-term investments principally consist of ARS, corporate bonds and preferred shares. ARS are generally rated “BBB” or better by one or more national rating agencies and have contractual maturities of up to 80 years. Of the aggregate principal amount of $46,930 in investment securities held by the Company as of March 31, 2009, 3% mature within the next 20 years, 21% mature within the next 30 years, 35% mature through 2087 and the remaining 65% have no maturity date. The Company classifies these investments as “available for sale”, in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The ARS that the Company invests in generally had interest reset dates that occurred every 7 or 35 days and despite the long-term nature of their stated contractual maturity, the historical operation of the ARS market had given the Company the ability to quickly liquidate these securities at ongoing auctions every 35 days or less.

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

As of March 31, 2009, the Company held investment securities having an aggregate principal amount of $46,930. The estimated fair market value of the investment securities held by the Company had declined by $27,476 ($3,993 during 2007, $21,320 during 2008, and $2,163 during 2009) to $19,454, based upon an analysis of the current market conditions of the Company’s securities made by the Company in accordance with SFAS No. 157. The Company concluded that $89 of the decline in 2009 in the fair value of the investment securities held by the Company were now other than temporarily impaired. The Company’s determination that certain of its long-term investments were other than temporarily impaired was based upon the fact that certain of the Company’s ARS ceased to pay interest according to their stated terms and that the underlying bond insurers of such securities elected to exercise their put right against the trusts, thereby exchanging the investment grade collateral in the trust with preferred stock. Accordingly, during 2009, the Company recorded an additional $89 of impairment charges in non-operating expense related to the securities which had previously recorded an other than temporary impairment of $7,834 in 2008. In March 2009, the Company was notified that the underlying bond insurers of one of its ARS elected to exercise their put right against the trusts, thereby exchanging the investment grade collateral in the trust with preferred stock. Based on the enhanced marketability of this security, the decline in the estimated fair value is considered to be temporarily impaired. The Company continues to monitor the market for ARS and consider its impact (if any) on the fair value of its investments. If the current market conditions deteriorate further, the Company may be required to record additional impairment charges to non-operating expense in future periods. Additionally, the Company recorded an unrealized loss of $2,074 during the first quarter of 2009 in addition to the unrealized loss of $17,479 it recorded in prior years, for a total loss of $19,553 over such periods. As of May 8, 2009, none of the investment securities held by the Company as of March 31, 2009 had been redeemed. Since the Company has the ability, and presently expects, to hold these investments until recovery of their face value, which may not be prior to the maturity of the applicable security (to the extent such security has a specified maturity date) and based on consideration of all such factors, the Company did not consider these investments to be other than temporarily impaired as such term is defined in the accounting literature as of the filing date. Additionally, the remaining investment securities held by the Company have continued to pay interest according to their stated terms, which the Company believes may create an incentive for the issuers to redeem these securities once the current liquidity problems in the credit market substantially improve.

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

Given the failed auctions, the Company’s investment securities are currently illiquid.  Accordingly, the Company has classified $19,454 of its investment in ARS and the securities into which certain of the ARS have been exchanged, as non-current assets at March 31, 2009 on its balance sheet due to the fact that the Company believes that the liquidity of these securities is unlikely to be restored in a period less than twelve months from such date.

The Company believes that Lehman Brothers, Inc., the securities broker-dealer that purchased the ARS on behalf of the Company that have been classified as other than temporarily impaired based on discretion afforded to it, has violated its legal obligations to the Company. As a result, the Company has taken various measures to obtain appropriate legal relief, including initiating an arbitration with the Financial Industry Regulatory Authority. On September 15, 2008, Lehman Brothers Holdings, Inc., the parent company of Lehman Brothers, Inc., filed for bankruptcy. On September 16, 2008, Barclays PLC announced that it had reached an agreement to purchase the assets of Lehman Brothers Holdings, Inc.’s North American operations, including substantial assets of Lehman Brothers, Inc. The Lehman-Barclays transaction was approved by the United States Bankruptcy Court for the Southern District of New York on September 20, 2008. On September 19, 2008, the Securities Investor Protection Corporation (“SIPC”) filed a proceeding, placing Lehman Brothers, Inc. in liquidation under the Securities Investor Protection Act (“SIPA”). SIPC, pursuant to its authority under SIPA, has acted to facilitate the transfer of Lehman Brothers, Inc.’s customer accounts (including the Company’s accounts) to Barclays, PLC. In view of the bankruptcy of Lehman Brothers Holdings, Inc. and the liquidation of Lehman Brothers, Inc., the Company is currently assessing what additional steps, if any, to take to pursue legal redress.

If uncertainties in the credit and capital markets continue or the Company’s investments experience any rating downgrades on any investments in its portfolio or the value of such investments declines further, the Company may incur additional impairment charges to its investment portfolio, which could negatively affect the Company’s financial condition, results of operations and cash flow. As a result of the current market issues, the Company’s surplus cash is invested solely in government securities with a maturity of 90 days or less.

In light of the current lack of liquidity affecting a significant portion of its portfolio of investment securities, based on the Company’s projected cash flows, current cash and cash equivalents, and its overall cash position, the Company expects to have adequate liquidity to fund its day-to-day operations. There is also a secondary market developing for some of the investment securities held by the Company, which might enable the Company to sell a portion of its investment securities at distressed prices should circumstances require the Company to access additional liquidity. However, the illiquidity affecting a significant portion of the Company’s portfolio of investment securities is impacting the Company’s ability to make capital investments or expand its operations.

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

Translation of Foreign Currency - In accordance with SFAS No. 130, Reporting Comprehensive Income (“SFAS No. 130”), the Company classifies items as other comprehensive income by their nature in the financial statements and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet. The assets and liabilities of the Company’s foreign subsidiary, 4Kids International have been recorded in their local currency and translated to U.S. dollars using period-end exchange rates. Income and expense items have been translated at the average rate of exchange prevailing during the period. Any adjustment resulting from translating the financial statements of the foreign subsidiary is reflected as “other comprehensive income”, net of related tax. Comprehensive loss for the three months ended March 31, 2009 and 2008 was $6,262 and $15,582, respectively, which included translation adjustments of $108 and $4 for the respective periods.

Recently Issued Accounting Pronouncements - In November 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”), which continues to require that all business combinations be accounted for by applying the acquisition method. Under the acquisition method, the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any contingent consideration and contractual contingencies, as a whole, at their fair value as of the acquisition date. Under SFAS No. 141R, all transaction costs are expensed as incurred. SFAS No. 141R rescinds EITF Issue No. 93-7 (“EITF 93-7”). Under EITF 93-7, the effect of any subsequent adjustments to uncertain tax positions were generally applied to goodwill, except for post-acquisition interest on uncertain tax positions, which was recognized as an adjustment to income tax expense. Under SFAS No. 141R, all subsequent adjustments to these uncertain tax positions that otherwise would have impacted goodwill will be recognized in the income statement. SFAS No. 141R is currently effective and its adoption did not have an impact on the Company’s consolidated financial position and results of operations.

In November 2007, the FASB issued SFAS No. 160, Accounting and Reporting of Noncontrolling Interest (“SFAS No. 160”). SFAS No. 160 requires that a noncontrolling interest (previously referred to as a minority interest) be separately reported in the equity section of the consolidated entity’s balance sheet. SFAS No. 160 also established accounting and reporting standards for: (i) ownership interests in subsidiaries held by parties other than the parent, (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest, (iii) changes in a parent’s ownership interest and (iv) the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 is currently effective and is included in the Company’s consolidated financial position and results of operations, see Note 11 for further detail.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”) — an amendment of FASB Statement No.133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). SFAS No. 161 requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities in order to better convey the purpose of derivative use in terms of risk management. Disclosures are required on (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. This Statement retains the same scope as SFAS No. 133 and is currently effective. The adoption of SFAS No. 161 did not have an impact on the Company’s consolidated financial position and results of operations.

In December 2007, the FASB ratified EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-1”). The EITF concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are to be disclosed along with the accounting policies and the classification of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. This Issue is currently effective and its adoption did not have an impact on the Company’s consolidated financial position and results of operations.

In April 2009, the FASB issued FASB Staff Position (“FSP”) Issue No. FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 and is effective in reporting periods ending after June 15, 2009. The Company is currently evaluating the impact that FSP FAS No. 157-4 will have on its consolidated financial position and results of operations.

In April 2009, the FASB issued FSP No. FAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS No. 107-1 and APB No 28-1”). FSP FAS No. 107-1 and APB No. 28-1 require disclosures about fair value of financial instruments for annual and interim reporting periods of publicly traded companies and are effective in reporting periods ending after June 15, 2009. The Company is currently evaluating the impact that FSP FAS No. 107-1 and APB No. 28-1 will have on its consolidated financial position and results of operations.

In April 2009, the FASB issued FSP Issue No. FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than Temporary Investments (“FSP FAS No. 115-2 and 124-2”). FSP FAS No. 115-2 and 124-2 amend the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP No. 115-2 and 124-2 are effective in reporting periods ending after June 15, 2009. The Company is currently evaluating the impact that FSP FAS No. 115-2 and 124-2 will have on its consolidated financial position and results of operations.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values and estimated fair values of the Company’s financial instruments for the periods presented are as follows:

	Estimated Fair Value Measurements
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2009:
Financial Assets
Cash and cash equivalents	$9,467	$9,467	$—	$—
Total short-term investments	$9,467	$9,467	$—	—

Auction rate securities	$16,808	$—	$—	$16,808
Corporate obligations	2,095	—	—	2,095
Preferred shares	551	—	—	551
Total long-term investments	$19,454	$—	$—	$19,454

Total Financial Assets	$28,921	$9,467	$—	$19,454

December 31, 2008:
Financial Assets
Cash and cash equivalents	$13,503	$13,503	$—	$—
Total short-term investments	$13,503	$13,503	$—	—

Auction rate securities	$18,871	$—	$—	$18,871
Corporate obligations	2,430	—	—	2,430
Preferred shares	316	—	—	316
Total long-term investments	$21,617	$—	$—	$21,617

Total Financial Assets	$35,120	$13,503	$—	$21,617

Level 1- The Company’s Level 1 assets consist of cash, U.S. Treasury securities with original maturities of three months or less and market quoted corporate obligations.

Level 2 - At March 31, 2009 and December 31, 2008, the Company had no investments which were considered to be Level 2 assets.

Level 3 – The Company’s Level 3 assets consist of the Company’s investment in ARS, corporate obligations, and preferred shares. The recent uncertainties in the credit markets have prevented the Company and other investors from liquidating their holdings of these securities for the three months ended March 31, 2009 and the year ended December 31, 2008, because the amount of securities submitted for sale has exceeded the amount of purchase orders.

The carrying value of the Company’s investments in its Level 3 assets, as of March 31, 2009 and December 31, 2008, represents the Company’s best estimate of the fair value of these investments based on currently available information. The Company estimates the fair values of the investment securities quarterly based upon consideration of such factors as: issuer and insurer credit rating; comparable market data, if available; current market conditions; the credit quality of the investment securities; the rate of interest received since the date the auctions began; yields of securities similar to the underlying investment securities; and, until September 2008, broker-dealers’ statements provided by the investment bank through which the Company held such securities. These considerations are used to determine a range of values for each security from moderate to highly conservative. The Company has based its evaluation on the mid-point of that range. Specifically, the Company considered the composition of the collateral supporting the investment securities and the default probabilities of the collateral underlying the ARS in its overall valuation of each security. The Company has also researched the secondary market, and while such a market may be available, there is no guarantee that such a market will exist at any particular point in time. Additionally, the Company looked at the probabilities of default, probabilities of successful auctions and probabilities of earning the maximum (failed auction) rate for each period. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the Company may be required to further adjust the carrying value of its investment securities through additional devaluations.

The table below provides a summary of changes in fair value for the Company’s investments:

	March 31, 2009
	Amortized Cost	Unrealized Loss	Estimated Fair Value
Long-term investments:
Auction-Rate securities	$28,680	$(11,872)	$16,808
Corporate obligations	5,400	(3,305)	2,095
Preferred shares	12,850	(12,299)	551
Total long-term investments	$46,930	$(27,476)	$19,454

	December 31, 2008
	Amortized Cost	Unrealized Loss	Estimated Fair Value
Long-term investments:
Auction-Rate securities	$33,380	$(14,509)	$18,871
Corporate obligations	5,400	(2,970)	2,430
Preferred shares	8,150	(7,834)	316
Total long-term investments	$46,930	$(25,313)	$21,617

The following table presents additional information about assets measured at fair value using Level 3 inputs for the three months ended March 31, 2009:

	Long-Term
	Auction Rate Securities	Corporate Bonds	Preferred Shares	Total
Balance as of January 1, 2009	$18,871	$2,430	$316	$21,617

Unrealized loss – other than temporarily impaired	(281)	(335)	(1,458)	(2,074)

Unrealized loss – impaired	—	—	(89)	(89)

Converted to preferred shares	(1,782)	—	1,782	—

Balance as of March 31, 2009	$16,808	$2,095	$551	$19,454

4. STOCK-BASED EMPLOYEE COMPENSATION

The Company has stock-based compensation plans for employees and non-employee members of the Board of Directors. The plans provide for discretionary grants of stock options, shares of restricted stock, and other stock-based awards. The plans are administered by the Compensation Committee of the Board of Directors, consisting of non-employee directors.

Effective January 1, 2006, the Company adopted SFAS No. 123-R (revised 2004), Share-Based Payments (“SFAS No. 123-R”), utilizing the modified prospective method whereby prior periods are not restated for comparability. SFAS No. 123-R requires recognition of stock-based compensation expense in the statement of operations over the vesting period based on the fair value of the award at the grant date. The Company did not grant any stock options during the three months ended March 31, 2009 and at January 1, 2006, all of the Company’s outstanding options were fully vested. Consequently, the adoption of this pronouncement did not have a material effect on the Company’s consolidated financial position or results of operations.

The following table summarizes activity under our stock option plans for the three months ended March 31, 2009:

	Shares under Options (In thousands)	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at beginning of period	1,301	$20.76
Granted	—	—
Exercised	—	—
Forfeited	(36)	21.52
Outstanding at end of period	1,265	$20.74	1.00	$—

Exercisable at end of period	1,265	$20.74	1.00	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company’s common stock on the date of determination for those awards that have an exercise price currently below the closing price. As of March 31, 2009, there were no options outstanding to purchase shares with an exercise price below the quoted price of its common stock. During the three months ended March 31, 2009 and 2008, the aggregate intrinsic value of options exercised under its stock option plans was $0, determined as of the date of exercise.

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

A summary of restricted stock award activity under the Company’s LTICPs as of March 31, 2009 and changes during the three months then ended is presented as follows:

	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2009	465	$11.11
Granted	—	—
Vested	—	—
Forfeited	(2)	7.85
Outstanding at March 31, 2009	463	$11.13

During the three months ended March 31, 2009 and 2008, the Company recognized $462 and $298, respectively, of compensation costs related to the LTICPs. Additionally, as of March 31, 2009, there was approximately $1,633, $1,322 and $584 of unrecognized compensation cost related to restricted stock awards granted under the Company’s 2007, 2006 and 2005 LTICPs, respectively. The cost is expected to be recognized over a remaining weighted-average period of 2.2, 2.2 and 1.1 years under the 2007, 2006 and 2005 LTICPs, respectively. There were no shares of restricted stock that vested during the three months ended March 31, 2009.

Availability for Future Issuance - As of March 31, 2009, (i) options to purchase approximately 1,265,000 shares of the Company’s common stock were available for future issuance under the Company’s stock option plans and (ii) options to purchase a maximum of approximately 1,007,000 shares of the Company’s common stock were available for future issuance under the Company’s LTICPs, reduced by four shares for each share of restricted stock awarded under the 2006 and 2005 LTICPs, under which an aggregate of 89,000 shares of the 1,007,000 total shares were available for issuance as options, and reduced by two shares for each share of restricted stock awarded under the 2008 and 2007 LTICPs, under which an aggregate of 918,000 of the 1,007,000 total shares were available for issuance as options.

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

The Company has deferred all amounts received under the contract, and recognizes revenue as the Current Music Assets and Future Music Assets generate revenue over the contract term. The Company expects and continues to produce additional new music which, based on the success of the administrative service, continues to supply the unaffiliated third party with this content. Since the Company continues to deliver more than the amount of music required to be delivered under the Music Agreement, there is no way to appropriately record the fair value of the future amounts to be delivered. Based on EITF 00-21, the Company’s inability to fair value the future portion of the music deliverables results in the entire amount recorded as deferred revenue. The most appropriate and systematic method of accounting for this revenue relating to the deferred portion would be to reduce this deferred amount dollar for dollar based on the actual music earnings of the Company. Pursuant to the above, the Company recognized revenues of $107 and $90 for the three months ended March 31, 2009 and 2008, respectively. The Company has included $1,253 and $1,360 as deferred revenue on the accompanying consolidated balance sheets as of March 31, 2009 and December 31, 2008, respectively.

Home Video - At various dates since May 2002, 4Kids Home Video entered into various agreements with an unaffiliated third party home video distributor (the “Video Distributor”) pursuant to which 4Kids Home Video provides ongoing advertising, marketing and promotional services with respect to certain home video titles that are owned or controlled by the Company and which are distributed by the Video Distributor. The Video Distributor has paid the Company cumulative advances of $4,119 against 4Kids Home Video’s share of the distribution and service fee proceeds to be realized by 4Kids Home Video from such titles. Pursuant to the above, the Company recognized revenue of $100 and $171 for the three months ended March 31, 2009 and 2008, respectively. The Company has included $111 and $211 as deferred revenue on the accompanying consolidated balance sheets as of March 31, 2009 and December 31, 2008, respectively.

Other Agreements - In addition, the Company entered into other agreements for various Properties and advertising time on 4Kids TV in which the Company has received certain advances and/or minimum guarantees. As of March 31, 2009 and December 31, 2008, the unearned portion of these advances and guaranteed payments was $1,332 and $1,699, respectively, and is included in deferred revenue on the accompanying consolidated balance sheets.

6. INCOME TAXES

The benefit from (provision for) income taxes consisted of the following:

	Three Months Ended
	March 31,
	2009	2008
Current	$—	$2,352
Deferred	2,695	(70)
	$2,695	$2,282
Less: Valuation allowance	(2,695)	(2,310)
Total	$—	$(28)

The Company adopted the provisions of the FASB’s Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FAS Statement No. 109 (“FIN 48”), effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of this interpretation did not have a material effect on the Company’s consolidated financial position or results of operations.

The Company and its wholly-owned subsidiaries file income tax returns in the United States and in the United Kingdom. The Company is no longer subject to examinations by income tax authorities in most jurisdictions for years prior to 2004. The Company’s 2006 U.S. Federal Income Tax Return is currently under examination by the Internal Revenue Service.

7. EARNINGS PER SHARE

The Company applies SFAS No. 128, Earnings per Share, which requires the computation and presentation of earnings per share (“EPS”) to include basic and diluted EPS. Basic EPS is computed based solely on the weighted average number of common shares outstanding during the period. Diluted EPS reflects all potential dilution of common stock. The following table reconciles Basic EPS with Diluted EPS for the three months ended March 31, 2009 and 2008:

	Three Months Ended
March 31, 2009	Net Loss	Weighted Average Shares	Per Share
Basic loss per share attributable to 4Kids Entertainment Inc. common shareholders	$(2,040)	13,227,019	$(0.15)

Effect dilutive security – Stock options	—	—	—

Diluted loss per share attributable to 4Kids Entertainment Inc. common shareholders	$(2,040)	13,227,019	$(0.15)

	Three Months Ended
March 31, 2008	Net Loss	Weighted Average Shares	Per Share
Basic loss per share –Loss available to common shareholders	$(6,399)	13,226,618	$(0.48)

Effect dilutive security – Stock options	—	—	—

Diluted loss per share	$(6,399)	13,226,618	$(0.48)

For the three months ended March 31, 2009 and 2008, 1,265,000 and 1,460,425 shares, respectively, attributable to the exercise of outstanding options, were excluded from the calculation of diluted EPS because the effect was antidilutive.

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

9. RELATED PARTY TRANSACTIONS

National Law Enforcement and Firefighters Children’s Foundation - The Company’s Chairman and Chief Executive Officer is the founder and President of The National Law Enforcement and Firefighters Children’s Foundation (the “Foundation”). The Foundation is a not-for-profit organization dedicated to helping the children of law enforcement and firefighting personnel and working with law enforcement and firefighting organizations to provide all children with valuable social and life skill programs. The Company contributed approximately $0 and $31 to the Foundation for the three months ended March 31, 2009 and 2008, respectively.

Chaotic USA Entertainment Group, Inc. (“CUSA”) - On December 11, 2006, 4Kids Digital and CUSA LLC, entered into the TCD Agreement with respect to the operation of TC Digital as a joint venture, with 4Kids Digital owning 53% of TC Digital’s membership interests and CUSA LLC owning 47% of TC Digital’s membership interests. On December 18, 2007, 4Kids Digital purchased an additional 2% membership interest in TC Digital from CUSA LLC increasing 4Kids Digital’s ownership percentage to 55%. Pursuant to the provisions of SFAS No. 160 (see Note 11), TC Digital is treated as a consolidated subsidiary of the Company as a result of its majority ownership in TC Digital and its right to break any dead-locks within the TC Digital Management Committee. Bryan Gannon (“Gannon”), President and Chief Executive Officer of CUSA and John Milito (“Milito”), Executive Vice President and Chief Operating Officer of CUSA, each own an interest of approximately 32% in CUSA. Additionally, on December 11, 2006, Gannon and Milito became officers of TC Digital.

As of March 31, 2009, the Company has entered into the following transactions with CUSA and CUSA LLC, or parties related to Gannon and Milito that are summarized below:

°

Employment Agreements – On December 11, 2006, TC Digital entered into employment agreements through December 31, 2009, with Gannon, to serve as its President and Chief Executive Officer and Milito, to serve as its Executive Vice President. Under the terms of the employment agreements, each of Gannon and Milito will receive an annual base salary of $350 and are eligible to receive additional bonuses at the sole discretion of TC Digital’s Management Committee, on which they serve with minority voting rights. As of March 31, 2009, no bonus had been paid with respect to the employment agreements.

°

Chaotic Property Representation Agreement – On December 11, 2006, 4Kids Licensing, CUSA and Apex Marketing, Inc. (“Apex”), a corporation in which Gannon holds 60% of the outstanding capital stock and Milito owns 39% of the outstanding capital stock, entered into an amended and restated Chaotic Property Representation Agreement (“CPRA”) replacing the original Chaotic Property Representation Agreement entered into by the parties in April 2005. Under the terms of the CPRA, 4Kids Licensing is granted exclusive television broadcast and production, merchandising licensing, and home video rights to the “Chaotic” Property worldwide in perpetuity, subject to certain limited exceptions. Under the terms of the CPRA, all “Chaotic” related income less approved merchandising and other expenses shall be distributed 50% to the Company and 50% to CUSA and Apex, excluding trading card royalties which are distributed 55% to 4Kids Digital and 45% to CUSA. Additionally, all approved production expenses for television episodes based on the “Chaotic” property are allocated 50% to 4Kids Licensing and 50% to CUSA and Apex. As of March 31, 2009 and 2008, there were no distributions and approximately $7,604 and $4,914, respectively, of production, merchandising and other general expenses were owed to 4Kids Licensing by CUSA and Apex, collectively.

°

Patent License Agreements – On December 11, 2006, TC Digital and TC Websites each entered into an agreement (the “Patent License Agreements”) with Cornerstone Patent Technologies, LLC (“Cornerstone”), a limited liability company, in which Gannon and Milito each hold a 25% membership interest. Pursuant to the Patent License Agreements, TC Digital and TC Websites obtained exclusive licenses (subject to certain exceptions) to use certain patent rights in connection with “Chaotic” and other trading card games which are uploaded to websites owned and operated by each such entity. Additionally, each of TC Digital and TC Websites agreed to pay Cornerstone a royalty of 1.5% of the Manufacturers Suggested Retail Price for the sale of trading cards, which amounted to $0 and $64 for each such entity for the three months ended March 31, 2009 and 2008, respectively. On September 10, 2007, the Company purchased a 25% interest in such patents from Cornerstone for $750. During the three months ended March 31, 2009 and 2008, the Company earned royalties of $0 and $42, respectively, associated with its portion of the patents relating to the sales of “Chaotic” trading cards which is eliminated in the Company’s consolidated financial statements.

°

TCD Agreement – Under the terms of the TCD Agreement, TC Digital is obligated to pay the following fees and/or royalties to: (i) 4Kids Digital equal to 3% of TC Digital’s gross revenues up to $350 per year for management services performed; (ii) 4Kids Digital and CUSA equal to 3% of net sales of each pack of trading cards sold; and (iii) the Company equal to (x) 10% of the net sales of “Chaotic” trading cards and (y) an additional 1% of net sales of “Chaotic” trading cards above $50 million during a calendar year. The Company acquired its rights to receive royalties of 10% in respect to net sales of “Chaotic” trading cards under the TCD Agreement through purchases from Dracco Company Ltd. (“Dracco”) of a 5% royalty stream on October 17, 2007, a 1% royalty stream, previously allocated to CUSA from Dracco, on December 18, 2007, a 4% royalty stream on March 17, 2008 in exchange for one-time payments of $2,250, $450 and $1,100, respectively. The consideration for the purchase of the 1% royalty stream for $450 was satisfied through the settlement of certain capital contributions required to be made by CUSA to TC Websites under the TCW Agreement. During the three months ended March 31, 2009 and 2008, the Company earned royalties and or fees of $182 and $438, respectively, and CUSA earned royalties and/or fees of $45 and $76, respectively, relating to the sales of “Chaotic” trading cards under the TCD agreement. The Company’s portion of royalties and its management fee were eliminated in its consolidated financial statements.

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

°

Chaotic Merchandise License Agreement – On December 11, 2006, 4Kids Licensing, CUSA and TC Digital entered into a merchandise licensing agreement pursuant to which 4Kids Licensing and CUSA granted TC Digital exclusive rights to manufacture, produce and license “Chaotic” trading cards and related accessories through December 31, 2016. Under the terms of the agreement, TC Digital is obligated to pay a royalty on trading cards and all related accessories equal to (i) 4% of net sales to 4Kids Licensing while any amounts are outstanding to 4Kids Digital under the loan agreement or line of credit agreement or (ii) 8% of net sales of such cards and accessories, 55% of which will be paid to 4Kids Licensing and 45% of which will be paid to CUSA. During the three months ended March 31, 2009 and 2008, no royalties had been earned under this agreement.

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

°

Interest Purchase Agreement – On March 2, 2009, TC Digital, 4Kids Entertainment, Inc. (the "Company") and Home Focus Development Ltd. (“Home Focus”) entered into various agreements pursuant to which TC Digital and Home Focus agreed to form TC Digital International Ltd. (“TDI”), an Irish Private Corporation, for the purpose of distributing “Chaotic” trading cards principally in Europe and the Middle East (“TDI Territory”) and the Company agreed to purchase a 25% interest in TDI from Home Focus (the "TDI Interest"). As a result, TDI will be owned 50% by TC Digital, 25% by the Company and 25% by Home Focus. As permitted by Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB No. 51”) and SFAS No. 160, based on the Company’s controlling interest and operational control, TDI’s financial statements are included in the Company’s consolidated financial statements for the three months ended March 31, 2009. The purchase price for the TDI Interest is an initial price amount of $1,575. The Company is obligated to pay up to an additional $1,000 to Home Focus (the "Conditional Payments") conditioned upon the “Chaotic” television series being telecast in the five largest European television markets (the United Kingdom, France, Germany, Spain and Italy) and/or TDI selling in excess of $10,000 of “Chaotic” trading cards. To date, the Company has entered into agreements for the telecast of the “Chaotic” television series in the UK, France and Germany, requiring the Company to make $600 of the Conditional Payments to Home Focus. The Company has paid or will be paying Home Focus the consideration for the TDI interest as follows: the Company has paid $475 upon execution of the various agreements and has paid its first and second monthly installments of $125 on each of April 1, 2009 and May 1, 2009; the Company is required to continue to pay the monthly installments of $125 through September 1, 2009, and beginning on October 1, 2009, $150 per month until such time as the balance due has been paid.

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

10. COMMITMENTS AND CONTINGENCIES

a.  The CW Broadcast Agreement - On October 1, 2007, the Company and The CW entered into the CW Agreement, under which The CW granted to the Company the exclusive right to program The CW's Saturday morning children's programming block (“The CW4Kids”) that is broadcast in most markets between 7am and 12pm for an initial term of five years beginning with The CW's 2008-2009 broadcast season.

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

As of March 31, 2009, the minimum guaranteed payment obligations under the CW Agreement are as follows:

Year Ending December 31,	Amount
2009	$12,000
2010	15,000
2011	15,000
2012	15,000
2013	8,250
Total	$65,250

The Company’s ability to recover the cost of its minimum guarantee due to The CW will depend on the popularity of the television programs the Company broadcasts on The CW4Kids and the general market demand and pricing of advertising time for Saturday morning children’s broadcast television. The popularity of the programs broadcast by the Company on The CW4Kids impacts audience levels and the level of the network advertising rates that the Company can charge. Additionally, the success of the merchandise licensing programs and home video sales based on the television programs broadcast on The CW4Kids is dependent on consumer acceptance of such television programs. If the Company estimates that it will be unable to generate sufficient future revenue from advertising sales, home video sales and merchandising licensing at levels to cover the cost of its contractual obligation to The CW, the Company would record a charge to earnings to reflect an expected loss on The CW agreement in the period in which the factors negatively affecting the recoverability of the fee payable become known. The Company will be required to make certain assumptions and estimates about future events such as advertising rates and audience viewing levels in evaluating its ability to recover the cost of the minimum guarantee payments. Such estimates and assumptions are subject to market forces and factors beyond the control of the Company and are inherently subject to change. There can be no assurance that the Company will be able to recover the full cost of the minimum guarantee payments and in the event it cannot, it would record a charge to earnings to reflect an expected loss on the minimum guarantee payments, which could be significant.

In addition to the minimum guarantee paid to The CW, the Company incurs additional costs to program each broadcast block and sell the related network advertising time. These costs include direct programming costs to acquire, adapt and deliver programming for the broadcast during the weekly broadcast block as well as additional indirect expenses of advertising sales, promotion and administration.

b. Fox Settlement Agreement - On November 9, 2008, the Company entered into an agreement with Fox to settle a pending litigation between the parties (the “Settlement Agreement”). As of March 31, 2009, the Company’s remaining financial obligation to Fox under the Settlement Agreement was approximately $1,900, of which $380 was paid on April 15, 2009 and remaining payments of $380 are scheduled to be paid on or before May 15, 2009, June 15, 2009, July 15, 2009 and August 15, 2009. In order to secure payment by the Company to Fox of the installments of this settlement amount, the Company granted Fox a security interest in the sale of the national advertising time sold by the Company during the fourth quarter of 2008 and the first quarter of 2009.

As of March 31, 2009, the remaining payment obligations under the Settlement Agreement are as follows:

Year Ending December 31,	Amount
2009	$1,903
Total	$1,903

c. Contractual Arrangements - During the normal course of business, the Company may enter into various agreements with third parties to license, acquire, distribute, broadcast, develop and/or promote Properties. The terms of these agreements will vary based on the services and/or Properties included within the agreements, as each of these agreements also have specific provisions relating to rights granted, territory and the term of the agreements.

11. NONCONTROLLING INTEREST

Effective January 1, 2009, the Company adopted the provisions of SFAS No. 160. SFAS No. 160 provides that all earnings and losses of a subsidiary should be attributed to the parent and the noncontrolling interests, even if the losses attributable to the noncontrolling interest result in a deficit noncontrolling interest balance. Previously, any losses exceeding the noncontrolling interests’ investment in the subsidiaries were attributed to the parent. Pursuant to SFAS No. 160, this provision was applied prospectively as of January 1, 2009.

The following table reflects the Company’s net loss and loss per share had the Company not applied the provisions of SFAS No. 160 and remained under the previous requirements of ARB No. 51.

	Three Months Ended
March 31, 2009	Net Loss	Weighted Average Shares	Per Share
Net loss	$(4,080)

Capital contribution from noncontrolling interest	31

Basic loss per common share	$(4,049)	13,227,019	$(0.31)

Effect dilutive security – Stock options	—	—	—

Diluted loss per common share	$(4,049)	13,227,019	$(0.31)

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

Noncontrolling interest of membership units in TC Digital represents the noncontrolling members’ proportionate share of the equity in the entity. Income is allocated to the membership units noncontrolling interest based on the ownership percentage throughout the year. As of March 31, 2009, the noncontrolling member continued to hold 45% of the equity in the entity.

The following table summarizes the noncontrolling interest loss attributable to the noncontrolling equity interest in TC Digital:

	Three Months Ended
	March 31,
	2009	2008
TC Digital net loss before common units noncontrolling interest	$(3,365)	$(2,395)
Noncontrolling interest percentage	45%	45%
Noncontrolling interest loss allocation	(1,514)	(1,078)
Less: Capital contribution from noncontrolling interest	—	—
Loss attributable to noncontrolling interest	$(1,514)	$(1,078)

As of March 31, 2009, the loss in excess of noncontrolling interest for TC Digital absorbed by 4Kids Digital in the aggregate since the formation of such entity is $9,207.

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

While the Company maintained a 50% ownership interest in TC Websites and did not control, but had significant influence, over such entity, the Company’s investment in TC Websites had been accounted for using the equity method. As permitted by ARB No. 51 and SFAS No. 160, due to the increased membership interest and the additional operational control, TC Websites’ financial statements are now included in the Company’s consolidated financial statements, pursuant to the provisions of SFAS No. 160, for the three months ended March 31, 2009 and 2008 and for the year ended December 31, 2008.

As of March 31, 2009, the noncontrolling member continued to hold 45% of the equity in the entity. The following table summarizes the noncontrolling interest loss attributable to the noncontrolling equity interest in TC Websites:

	Three Months Ended
	March 31,
	2009	2008
TC Websites net loss before common units Noncontrolling interest	$(1,169)	$(848)
Noncontrolling percentage	45%	45%
Noncontrolling loss allocation	(526)	(382)
Less: Capital contribution from noncontrolling interest	31	—
Loss attributable to noncontrolling interest	$(495)	$(382)

As of March 31, 2009, the loss in excess of noncontrolling interest for TC Websites absorbed by 4Kids Websites in the aggregate since the formation of such entity is $4,275.

12. SUBSEQUENT EVENTS

The Company has recently become aware that some of its larger distributors, who service mass market retailers, are migrating over to a point-of-sale (“POS”) model in response to the demands from the applicable retailers. The Company has entered into an agreement subsequent to March 31, 2009 with one of its larger trading card distributors that reflects such a change. Under the POS model, sales are recorded and paid for by the retailer and distributors once the sales are made to the ultimate consumer, while under the currently prevailing FOB shipping point model, sales are recorded and paid for upon shipment to distributor. In anticipation of the migration to the POS model, certain of the Company’s retailers and distributors have been significantly reducing inventory levels over the last several months. As the Company’s distributors migrate to the POS model, the Company’s recognition of revenue in this segment will be modified accordingly.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company’s Television and Film Production/Distribution segment records inter-segment revenues and the Company’s Advertising Media and Broadcast segment records inter-segment charges related to the estimated acquisition costs of episodic television series for broadcast. In the opinion of management, such acquisition costs represent the estimated fair value which would have been incurred in a transaction between unaffiliated third parties on an arm’s-length basis. All inter-segment transactions have been eliminated in consolidation.

	Licensing	Advertising Media and Broadcast	TV and Film Production/ Distribution	Trading Card and Game Distribution	Total
Three months Ended March 31, 2009:
Net revenues from external customers	$5,596	$842	$3,317	$437	$10,192
Amortization of television and film costs	—	—	1,191	—	1,191
Interest income	388	13	—	—	401
Impairment on investment securities	(89)	—	—	—	(89)
Segment profit (loss)	1,595	(970)	(591)	(4,114)	(4,080)
Segment assets	50,315	6,351	23,709	10,249	90,624

2008:
Net revenues from external customers	$5,573	$3,568	$3,470	$2,428	$15,039
Amortization of television and film costs	—	—	1,708	—	1,708
Amortization of 4Kids TV broadcast fee	—	5,203	—	—	5,203
Interest income	645	19	6	—	670
Segment profit (loss)	1,735	(3,572)	(1,621)	(2,913)	(6,371)
Segment assets	87,780	8,457	25,218	10,876	132,331

Through the Company’s London office and network of international subagents, which allow it to license its Properties throughout the world, the Company recognized net merchandise licensing revenues from international sources, primarily in Europe, of $2,370 and $2,608 for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009 and 2008, net assets of the Company’s London office were $4,972 and $6,669, respectively.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(In thousands of dollars unless otherwise specified)

Overview

The Company’s operating results for the three months ended March 31, 2009 were negatively impacted by the global economic downturn which continued to gain increasing downward momentum throughout the first quarter of 2009, as well as a continuing decline in the popularity of our significant Properties. As a result of the downturn, many retailers decided to reduce inventory on hand and the Company’s Trading Card and Game Distribution segment was negatively impacted by the resulting cut back by the Company’s distributors on their own orders placed with TC Digital. The overall decrease in revenues was partially offset by decreased expenses relating to the operations of the Company.

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

The Company’s licensing revenues have historically been derived primarily from the licensing of toy and game concepts. As a result, a substantial portion of the Company’s revenues and net income are subject to the seasonal variations of the toy and game industry. Typically, a majority of toy orders are shipped in the third and fourth calendar quarters resulting in increased royalties earned by the Company during such calendar quarters. The Company recognizes revenues from the sale of advertising time on the leased Saturday morning programming block from The CW (“The CW4Kids”), as more fully described in Note 2 of the notes to the Company’s consolidated financial statements. The Company’s advertising sales subsidiary, 4Kids Ad Sales, sells advertising time on The CW4Kids at higher rates in the fourth quarter due to the increased demand for commercial time by children’s advertisers during the holiday season. As a result, much of the revenues of 4Kids Ad Sales are earned in the fourth quarter when the majority of toy and video game advertising occurs. As a result of the foregoing, the Company has historically experienced greater revenues during the second half of the year than during the first half of the year.

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

Recently Issued Accounting Pronouncements - In November 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 141R, Business Combinations (“SFAS No. 141R”), which continues to require that all business combinations be accounted for by applying the acquisition method. Under the acquisition method, the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any contingent consideration and contractual contingencies, as a whole, at their fair value as of the acquisition date. Under SFAS No. 141R, all transaction costs are expensed as incurred. SFAS No. 141R rescinds Emerging Issues Task Force (“EITF”) Issue No. 93-7 (“EITF 93-7”). Under EITF 93-7, the effect of any subsequent adjustments to uncertain tax positions were generally applied to goodwill, except for post-acquisition interest on uncertain tax positions, which was recognized as an adjustment to income tax expense. Under SFAS No. 141R, all subsequent adjustments to these uncertain tax positions that otherwise would have impacted goodwill will be recognized in the income statement. SFAS No. 141R is currently effective and its adoption did not have an impact on the Company’s consolidated financial position and results of operations.

In November 2007, the FASB issued SFAS No. 160, Accounting and Reporting of Noncontrolling Interest (“SFAS No. 160”). SFAS No. 160 requires that a noncontrolling interest (previously referred to as a minority interest) be separately reported in the equity section of the consolidated entity’s balance sheet. SFAS No. 160 also established accounting and reporting standards for: (i) ownership interests in subsidiaries held by parties other than the parent, (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest, (iii) changes in a parent’s ownership interest and (iv) the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 is currently effective and is included in the Company’s consolidated financial position and results of operations, see Note 11 to the notes to the Company’s consolidated financial statements for further detail.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”) — an amendment of FASB Statement No.133, Accounting for Derivative Instruments and Hedging

Activities (“SFAS No. 133”). SFAS No. 161 requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities in order to better convey the purpose of derivative use in terms of risk management. Disclosures are required on (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. This Statement retains the same scope as SFAS No. 133 and is currently effective. The adoption of SFAS No. 161 did not have an impact on the Company’s consolidated financial position and results of operations.

In December 2007, the FASB ratified EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-1”). The EITF concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are to be disclosed along with the accounting policies and the classification of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. This Issue is currently effective and its adoption did not have an impact on the Company’s consolidated financial position and results of operations.

In April 2009, the FASB issued FASB Staff Position (“FSP”) Issue No. FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 and is effective in reporting periods ending after June 15, 2009. The Company is currently evaluating the impact that FSP FAS No. 157-4 will have on its consolidated financial position and results of operations.

In April 2009, the FASB issued FSP No. FAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS No. 107-1 and APB No 28-1”). FSP FAS No. 107-1 and APB No. 28-1 require disclosures about fair value of financial instruments for annual and interim reporting periods of publicly traded companies and are effective in reporting periods ending after June 15, 2009. The Company is currently evaluating the impact that FSP FAS No. 107-1 and APB No. 28-1 will have on its consolidated financial position and results of operations.

In April 2009, the FASB issued FSP Issue No. FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than Temporary Investments (“FSP FAS No. 115-2 and 124-2”). FSP FAS No. 115-2 and 124-2 amend the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP No. 115-2 and 124-2 are effective in reporting periods ending after June 15, 2009. The Company is currently evaluating the impact that FSP FAS No. 115-2 and 124-2 will have on its consolidated financial position and results of operations.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenues for the three months ended March 31, 2009 and 2008:

	March 31,
	2009	2008
Net revenues	100%	100%

Costs and expenses:
Selling, general and administrative	116	84
Production service costs	11	10
Cost of sales of trading cards	5	7
Amortization of television and film costs	11	11
Amortization of 4Kids TV broadcast fee	—	35
Total costs and expenses	143	147

Loss from operations	(43)	(47)

Interest income	4	4
Impairment of investment securities	(1)	—
Total other income	3	4

Loss before income taxes	(40)	(43)

(Provision for) benefit from income taxes	—	—

Net loss	(40)	(43)

Net loss attributable to noncontrolling interests	20	—

Net loss attributable to 4Kids Entertainment, Inc	(20)%	(43)%

Three months ended March 31, 2009 as compared to three months ended March 31, 2008.

Revenues

Revenues by reportable segment and for the Company as a whole were as follows:

For the three months ended March 31, 2009 and 2008
	2009	2008	$ Change	% Change
Licensing	$5,596	$5,573	$23	― %
Advertising, Media and Broadcast	842	3,568	(2,726)	(76)%
Television and Film Production/Distribution	3,317	3,470	(153)	(4)%
Trading Card and Game Distribution	437	2,428	(1,991)	(82)%
Total	$10,192	$15,039	$(4,847)	(32)%

The decrease in consolidated net revenues for the three months ended March 31, 2009, as compared to the same period in 2008, was due to a number of factors.

In the Licensing segment, the slight increase in revenues for the three months ended March 31, 2009, as compared to the same period in 2008, was primarily attributable to:

(i)	increased domestic licensing revenues from the “Monster Jam” Property of approximately $1,380; partially offset by
(ii)	decreased domestic licensing revenues attributable to the “Yu-Gi-Oh!” and “Shaman King” Properties of approximately $910 and $380, respectively.

The “Monster Jam”, “Yu-Gi-Oh!”, and “Cabbage Patch Kids” Properties are the largest contributors with approximately 70% of the Company’s revenues in this business segment for the three months ended March 31, 2009.

In the Advertising Media and Broadcast segment, the significant decrease in revenues for the three months ended March 31, 2009, as compared to the same period in 2008, was primarily attributable to:

(i)

The CW’s $3,000 minimum guaranteed share of revenue which was offset against the Company’s revenues from the sale of network advertising time on The CW4Kids as compared to the same period in the prior year in which the Fox broadcast fee was amortized and classified as an expense; partially offset by

(ii)	increased revenue from the sale of internet advertising time on the Company’s websites.

In the Television and Film Production/Distribution segment, the decrease in revenues for the three months ended March 31, 2009, as compared to the same period in 2008, was primarily attributable to:

(i)	decreased production service revenue from the “Viva Piñata” and “Teenage Mutant Ninja Turtles” television series of approximately $650 and $301, respectively; partially offset by
(ii)	increased international broadcast sales from the “Dinosaur King” television series of approximately $820.

The Trading Card and Game Distribution segment began to record significant revenues in the first quarter of 2008 as a result of the launch of the “Chaotic” trading card game to retail and mass market distribution. During the three months ended March 31, 2009, retail sales were negatively impacted by the continued global economic downturn. As a result of the downturn, many retailers maintained reduced inventory levels, and the Company’s Trading Card and Game Distribution segment was negatively impacted by the resulting cut back by the Company’s distributors on their orders placed with TC Digital. The Company has recently become aware that some of its larger distributors, who service mass market retailers, are migrating over to a point-of-sale (“POS”) model in response to the demands from the applicable retailers. The Company has entered into an agreement subsequent to March 31, 2009 with one of its larger trading card distributors that reflects such a change. Under the POS model, sales are recorded and paid for by the retailer and distributors once the sales are made to the ultimate consumer, while under the currently prevailing FOB shipping point model, sales are recorded and paid for upon shipment to distributors. In anticipation of the migration to the POS model, certain of the Company’s retailers and distributors have been significantly reducing inventory levels over the last several months, causing the Company to record reduced revenue and higher inventory levels for the three months end March 31, 2009. As the Company’s distributors migrate to the POS model, the Company’s recognition of revenue in this segment will be modified accordingly.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 6%, or $809, to $11,799 for the three months ended March 31, 2009, when compared to the same period in 2008. The decrease was primarily attributable to:

(i)	decreased international selling expenses of approximately $270;
(ii)	decreased advertising and marketing costs of approximately $250;
(iii)	decreased travel and entertainment costs of approximately $180;
(iv)	decreased website costs of approximately $160;
(v)	decreased recruiting costs of approximately $140; as well as
(vi)	decreased bad debt expense of approximately $110; partially offset by
(vii)	increased foreign exchange losses associated with currency fluctuations of approximately $430.

Cost of Sales of Trading Cards

Cost of sales of trading cards represents finished goods inventory costs relating to the “Chaotic” trading card game. Cost of sales decreased 51%, or $514, to $502 for the three months ended March 31, 2009, when compared to the same period in 2008. The decrease was primarily attributable to the overall decrease in trading card revenue. In an effort to increase future trading card sales, additional promotional monies were given to retailers and distributors causing trading card revenues to fall below current quarter cost of sales.

Production Service and Capitalized Film Costs

Production service and capitalized film costs were as follows:

For the three months ended March 31, 2009 and 2008

	2009	2008	$ Change	% Change
Production Service Costs	$1,092	$1,545	$(453)	(29)%
Amortization of Television and Film Costs	1,191	1,708	(517)	(30)

The decrease in production service costs during the three months ended March 31, 2009, as compared to the same period in 2008, was primarily due to decreased production costs for the “Viva Piñata” and “Teenage Mutant Ninja Turtles” television series, partially offset by increased production costs for the work performed on the “Chaotic” television series. When the respective costs are incurred, the Company categorizes them as production service costs and reflects a corresponding amount in revenues for the amounts billed back to the property owners.

The decrease in amortization of television and film costs for the three months ended March 31, 2009 when compared to the same period in 2008, was primarily due to the decreased amortization of the “Teenage Mutant Ninja Turtles” and “Viva Piñata” television series.

As of March 31, 2009, there were $17,079 of capitalized film production costs in the Company’s consolidated balance sheet relating primarily to various stages of production on 437 episodes of animated programming. Based on management’s ultimate revenue estimates as of March 31, 2009, approximately 38% of the total completed and unamortized film and television costs are expected to be amortized during the next year, and over 90% of the total completed and unamortized film and television costs are expected to be amortized during the next three years.

4Kids TV Broadcast Fee

For the three months ended March 31, 2009 and 2008

	2009	2008	$ Change	% Change
Amortization of 4Kids TV Broadcast Fee	$—	$5,203	$(5,203)	(100)%

Due to the termination of the Fox Agreement on December 31, 2008, there is no longer amortization of the 4Kids TV broadcast fee, as the fee has been fully amortized.

Interest Income

Interest income decreased 40%, or $269, to $401 for the three months ended March 31, 2009, as compared to the same periods in 2008, primarily as a result of lower cash balances and the Company investing its surplus cash in U.S. Treasury securities typically yielding lower interest rates than other investments.

Income (Loss) Before Income Taxes

For the three months ended March 31, 2009 and 2008

	2009	2008	$ Change	% Change
Licensing	$1,595	$1,735	$(140)	(8)%
Advertising, Media and Broadcast	(970)	(3,572)	2,602	73
Television and Film Production/Distribution	(591)	(1,621)	1,030	64
Trading Card and Game Distribution	(4,114)	(2,913)	(1,201)	(41)
Total	$(4,080)	$(6,371)	$2,291	36%

In the Licensing segment, the decrease in segment income for the three months ended March 31, 2009, as compared to the same period in 2008, was primarily attributable to lower interest income allocated to this segment, partially offset by an increase in licensing revenue.

In the Advertising Media and Broadcast segment, the decrease in segment loss for the three months ended March 31, 2009, as compared to the same period in 2008, resulted from the amortization of the 4Kids TV broadcast fee which was greater than the minimum guaranteed payment made for The CW4Kids broadcast block.

In the Television and Film Production/Distribution segment, the decrease in segment loss for the three months ended March 31, 2009, as compared to the same period in 2008, was primarily due to decreased amortization of television and film costs and production service costs.

In the Trading Card and Game Distribution segment, the increase in segment loss for the three months ended March 31, 2009, as compared to the same period in 2008, was primarily attributable to decreased revenues, partially offset by decreased cost of goods sold.

Income Taxes

The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109, Accounting for Income Taxes (SFAS No. 109), requires the Company to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In view of the level of deferred tax assets as of March 31, 2009 and the Company’s historical losses from operations, the Company has determined that the application of SFAS No. 109 requires the Company to record a full valuation allowance against its net deferred tax assets.

The Company did not record a benefit from income taxes for the three months ended March 31, 2009, as compared to a provision for income taxes of $28, for the same periods in 2008.

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

Our effective tax rate for 2009 and 2008 would have been a benefit of 40% had the Company not taken a valuation allowance. This rate differs slightly from the Federal statutory rate of 35% primarily due to the mix of income and losses, which have tax rates that differ from the statutory rate, and due to permanent differences and tax rate differences on subsidiaries.

Net Loss

As a result of the above, the Company had a net loss for the three months ended March 31, 2009 of $4,080, as compared to a net loss of $6,399 for the same period in 2008.

Liquidity and Capital Resources

Financial Position

Cash and cash equivalents as of March 31, 2009 and December 31, 2008 were as follows:

	2009	2008	$ Change

Cash and cash equivalents	$9,467	$13,503	$(4,036)

Long-term investments as of March 31, 2009 and December 31, 2008 were as follows:

	2009	2008	$ Change

Investments	$19,454	$21,617	$(2,163)

The Company’s long-term investments principally consist of ARS, corporate bonds and preferred shares. ARS are generally rated “BBB” or better by one or more national rating agencies and have contractual maturities of up to 80 years. Of the aggregate principal amount of $46,930 in investment securities held by the Company as of March 31, 2009, 3% mature within the next 20 years, 21% mature within the next 30 years, 35% mature through 2087 and the remaining 65% have no maturity date. The Company classifies these investments as “available for sale”, in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The ARS that the Company invests in generally had interest reset dates that occurred every 7 or 35 days and despite the long-term nature of their stated contractual maturity, the historical operation of the ARS market had given the Company the ability to quickly liquidate these securities at ongoing auctions every 35 days or less.

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

As of March 31, 2009, the Company held investment securities having an aggregate principal amount of $46,930. The estimated fair market value of the investment securities held by the Company had declined by $27,476 ($3,993 during 2007, $21,320 during 2008, and $2,163 during 2009) to $19,454, based upon an analysis of the current market conditions of the Company’s securities made by the Company in accordance with SFAS No. 157. The Company concluded that $89 of the decline in 2009 in the fair value of the investment securities held by the Company were now other than temporarily impaired. The Company’s determination that certain of its long-term investments were other than temporarily impaired was based upon the fact that certain of the Company’s ARS ceased to pay interest according to their stated terms and that the underlying bond insurers of such securities elected to exercise their put right against the trusts, thereby exchanging the investment grade collateral in the trust with preferred stock. Accordingly, during 2009, the Company recorded an additional $89 of impairment charges in non-operating expense related to the securities which had previously recorded an other than temporary impairment of $7,834 in 2008. In March 2009, the Company was notified that the underlying bond insurers of one of its ARS elected to exercise their put right against the trusts, thereby exchanging the investment grade collateral in the trust with preferred stock. Based on the enhanced marketability of this security, the decline in the estimated fair value is considered to be temporarily impaired. The Company continues to monitor the market for ARS and consider its impact (if any) on the fair value of its investments. If the current market conditions deteriorate further, the Company may be required to record additional impairment charges to non-operating expense in future periods. Additionally, the Company recorded an unrealized loss of $2,074 during the first quarter of 2009 in addition to the unrealized loss of $17,479 it recorded in prior years, for a total loss of $19,553 over such periods. As of May 8, 2009, none of the investment securities held by the Company as of March 31, 2009 had been redeemed. Since the Company has the ability, and presently expects, to hold these investments until recovery of their face value, which may not be prior to the maturity of the applicable security (to the extent such security has a specified maturity date) and based on consideration of all such factors, the Company did not consider these investments to be other than temporarily impaired as such term is defined in the accounting literature as of the filing date. Additionally, the remaining investment securities held by the Company have continued to pay interest according to their stated terms, which the Company believes may create an incentive for the issuers to redeem these securities once the current liquidity problems in the credit market substantially improve.

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

Given the failed auctions, the Company’s investment securities are currently illiquid.  Accordingly, the Company has classified $19,454 of its investment in ARS and the securities into which certain of the ARS have been exchanged, as non-current assets at March 31, 2009 on its balance sheet due to the fact that the Company believes that the liquidity of these securities is unlikely to be restored in a period less than twelve months from such date.

The Company believes that Lehman Brothers, Inc., the securities broker-dealer that purchased the ARS on behalf of the Company that have been classified as other than temporarily impaired based on discretion afforded to it, has violated its legal obligations to the Company. As a result, the Company has taken various measures to obtain appropriate legal relief, including initiating an arbitration with the Financial Industry Regulatory Authority. On September 15, 2008, Lehman Brothers Holdings, Inc., the parent company of Lehman Brothers, Inc., filed for bankruptcy. On September 16, 2008, Barclays PLC announced that it had reached an agreement to purchase the assets of Lehman Brothers Holdings, Inc.’s North American operations, including substantial assets of Lehman Brothers, Inc. The Lehman-Barclays transaction was approved by the United States Bankruptcy Court for the Southern District of New York on September 20, 2008. On September 19, 2008, the Securities Investor Protection Corporation (“SIPC”) filed a proceeding, placing Lehman Brothers, Inc. in liquidation under the Securities Investor Protection Act (“SIPA”). SIPC, pursuant to its authority under SIPA, has acted to facilitate the transfer of Lehman Brothers, Inc.’s customer accounts (including the Company’s accounts) to Barclays, PLC. In view of the bankruptcy of Lehman Brothers Holdings, Inc. and the liquidation of Lehman Brothers, Inc., the Company is currently assessing what additional steps, if any, to take to pursue legal redress.

If uncertainties in the credit and capital markets continue or the Company’s investments experience any rating downgrades on any investments in its portfolio or the value of such investments declines further, the Company may incur additional impairment charges to its investment portfolio, which could negatively affect the Company’s financial condition, results of operations and cash flow. As a result of the current market issues, the Company’s surplus cash is invested solely in governmental securities with a maturity of 90 days or less.

In light of the current lack of liquidity affecting a significant portion of its portfolio of investment securities, based on the Company’s projected cash flows, current cash and cash equivalents, and its overall cash position, the Company expects to have adequate liquidity to fund its day-to-day operations. There is also a secondary market developing for some of the investment securities held by the Company which might enable the Company to sell a portion of its investment securities at distressed prices should circumstances require the Company to access additional liquidity. However, the illiquidity affecting a significant portion of the Company’s portfolio of investment securities is impacting the Company’s ability to make capital investments or expand its operations.

Sources and Uses of Cash

Cash flows for the three and three months ended March 31, 2009 and 2008 were as follows:

Sources (Uses)	2009	2008
Operating Activities	$(4,449)	$(3,951)
Investing Activities	(73)	14,687
Financing Activities	31	(2,742)

Working capital, consisting of current assets less current liabilities, was $11,647 as of March 31, 2009 and $17,579 as of December 31, 2008. The decrease in working capital relates primarily to the cash used to fund the Company’s operations.

Operating Activities

2009

Net cash used in operating activities for the three months ended March 31, 2009 of $4,449 primarily reflects a decrease in the Company’s overall business performance.

2008

Net cash used in operating activities for the three months ended March 31, 2008 of $3,951 primarily reflected a decrease in the Company’s overall business performance. This decrease was partially offset by amortization of television and film costs.

Investing Activities

2009

Net cash used in investing activities for the three months ended March 31, 2009 of $73 reflects the Company’s purchase of property and equipment.

2008

Net cash provided by investing activities for the three months ended March 31, 2008 of $14,687 reflected a shift in the Company’s investments for the period, from auction-rate securities to U.S. Treasury securities which are short in duration and are classified as cash and cash equivalents.

Financing Activities

2009

Net cash provided by financing activities for the three months ended March 31, 2009 reflects cash contributions from noncontrolling interests.

2008

Net cash used in financing activities for the three months ended March 31, 2008 of $2,742 reflected the Company’s purchase of shares of its common stock classified as treasury stock on the consolidated financial statements.

During 2009, the Company's cash flow from operations was impacted by reduced consumer demand for a limited number of its licensed Properties.  While the Company strives to further diversify its revenue streams, management remains cognizant of changing trends in the toy, game and entertainment business and the difficulty in predicting the length of time a property will be commercially successful.  As a result, the Company's revenues, operating results and cash flow from operations may fluctuate significantly from year to year and present operating results are not necessarily indicative of future performance.

Historically, the majority of the television-based Properties that the Company represented were existing episodes of foreign programming that were adapted for the United States and other markets. The Company’s strategic focus shifted towards producing and owning, in whole or in part, new content, such as the animated television episodes for “Chaotic” and “Teenage Mutant Ninja Turtles”, where the Company is a joint copyright owner of the episodes. Therefore, the Company had previously allocated a larger portion of its capital resources to the production costs associated with developing original animated programming resulting in increased capitalized film and television costs. Following the commercial release of a Property, its overall market acceptance and resulting revenues will directly impact the Company’s amortization of these capitalized film and television costs. To the extent a Property performs at a level lower than the Company’s expectations, the ratio of amortization expense to revenues realized will increase. While the Company expects that the revenues associated with such Properties will be sufficient to maintain its historical operating margins, there can be no assurance that the marketing plans designed to achieve those revenues can be executed in a manner to achieve its objectives. The Company has now elected to reduce substantially, the number of original episodes which the Company is producing. This reduction will result in a decline of amortizable film costs and the allocation of fewer Company resources to original production. This shift in strategy has also enabled the Company to reduce personnel and other costs associated with the production of a greater number of original episodes.

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

In addition to the minimum guarantee to be paid to The CW, the Company incurs additional costs to program each broadcast block and sell the related network advertising time. These costs include direct programming costs to acquire, adapt and deliver programming for the broadcast during the weekly broadcast blocks as well as additional indirect expenses of advertising sales, promotion and administration.

Fox Settlement Agreement - On November 9, 2008, the Company entered into an agreement with Fox to settle a pending litigation between the parties (the “Settlement Agreement”). As of March 31, 2009, the Company’s remaining financial obligation to Fox under the Settlement Agreement was approximately $1,900 of which $380 was paid on April 15, 2009 with remaining payments of $380 scheduled to be paid on or before May 15, 2009, June 15, 2009, July 15, 2009 and August 15, 2009. In order to secure payment by the Company to Fox of the installments of this settlement amount, the Company granted Fox a security interest in the sale of the national advertising time sold by the Company during the fourth quarter of 2008 and the first quarter of 2009. The Company believes that the settlement has enabled the Company to focus its resources on the five hour block of children’s Saturday morning television on The CW Network.

Contractual Commitments

The Company’s contractual obligations and commitments are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. As of March 31, 2009, the Company’s contractual obligations and commitments have not materially changed since December 31, 2008.

Forward Looking Information and Risk Factors That May Affect Future Results

This Quarterly Report on Form 10-Q, including the section titled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements that relate to future events or our future financial performance. We may also make written and oral forward-looking statements in our Securities and Exchange Commission (“SEC”) filings and otherwise. We have tried, where possible, to identify such statements by using words such as “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “project,” “plan” and similar expressions in connection with any discussion of future operating or financial performance. Any forward-looking statements are and will be based upon our then-current expectations, estimates and assumptions regarding future events and are applicable only as of the dates of such statements. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements. Such risks and uncertainties include those described in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC, as well as other factors. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Rate Fluctuations

From time to time, the Company may be exposed to the risk of future currency exchange rate fluctuations which is accounted for as an adjustment to shareholders’ equity and changes in the exchange rates between various foreign currencies and the U.S. dollar may, as a result, have an impact on the accumulated other comprehensive loss component of shareholders’ equity reported by the Company, and such effect may be material in any individual reporting period. The Company is currently not a party to any market risk sensitive instruments, or any derivative contracts or other arrangements that may reduce such market risk.

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

We completed an evaluation under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

(b) There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” of the Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Annual Report”), which could materially affect our business, financial condition or future results. The risks described in the 2008 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently do not consider material also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors disclosed in the 2008 Annual Report except for the following:

If we are not able to maintain our listing with the New York Stock Exchange the liquidity and market price of our common stock, and our ability to obtain financing, could be adversely affected.

On April 7, 2009, we received written notice from NYSE Regulation, Inc. that we had fallen below the continued listing standard of the New York Stock Exchange, Inc. (“NYSE”) set forth in Section 802.01B of the NYSE Listed Corporation Manual because over a 30 trading-day period our total market capitalization was less than $75,000 and at the same time our shareholders’ equity was less than $75,000. As of March 31, 2009, our 30 trading-day average market capitalization was approximately $16,500 and our shareholders’ equity was $68,760.

Under NYSE rules, we have 45 calendar days from receipt of the notice to submit a plan that demonstrates our ability to achieve compliance with the continued listing standard within 18 months and we have notified the NYSE of our intention to do so. The plan we submit will be subject to the review of the Listings and Compliance Committee of the NYSE (the “Committee”). While we intend to submit a plan that will sufficiently demonstrate our ability to achieve compliance with the continued listing standard within the specified time period, there can be no assurance that the Committee will accept our plan. If our plan is not accepted by the Committee, we will be subject to suspension and delisting procedures.

Based on our recent market capitalization, we are also at risk of falling below the $15 million minimum average market capitalization threshold for continued listing set forth in Section 802.01B of the NYSE Listed Corporation Manual, which would pre-empt the plan/cure process described above and result in immediate initiation of suspension and delisting procedures.

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

Date: May 8, 2009

By:	/s/ Alfred R. Kahn

___________________________

Alfred R. Kahn,
Chairman of the Board,
Chief Executive Officer and
Director

By:	/s/ Bruce R. Foster

___________________________

Bruce R. Foster,
Executive Vice President,
Treasurer, Chief Financial
Officer and Principal Accounting
Officer