Form 10-Q
period 2009-06-30
4 KIDS ENTERTAINMENT INC
filed 2009-08-10
CIK 58592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

      As of August 7, 2009, the number of shares outstanding of the registrant’s common stock, par value $.01 per share was 13,352,053.

4Kids Entertainment, Inc. and Subsidiaries

Table of Contents

		Page #
Part I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of June 30, 2009 (Unaudited) and December 31, 2008	2
	Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2009 and 2008	3
	Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the six months ended June 30, 2009 (Unaudited) and the year ended December 31, 2008	4
	Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2009 and 2008	5
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38
Item 4.	Controls and Procedures	38
Part II—OTHER INFORMATION
Item 1.	Legal Proceedings	39
Item 1A	Risk Factors	39
Item 4.	Submission of Matters to a Vote of Security Holders	40
Item 6.	Exhibits	41
Signatures		42

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2009 and DECEMBER 31, 2008

(In thousands of dollars, except share data)

ASSETS:	June 30, 2009	December 31, 2008
Current assets:	(Unaudited)
Cash and cash equivalents	$6,971	$13,503
Accounts receivable - net	11,999	22,818
Inventories - net	5,410	4,241
Prepaid income taxes	87	137
Prepaid expenses and other current assets	3,163	1,876
Deferred income taxes	142	127
Total current assets	27,772	42,702

Property and equipment - net	3,746	4,287
Long term investments	13,773	21,617
Accounts receivable - noncurrent, net	195	655
Film and television costs - net	17,586	16,661
Other assets - net (includes related party amounts of $7,625 and $6,638, respectively)	17,403	14,652
Total assets	$80,475	$100,574

LIABILITIES AND EQUITY:
Current liabilities:
Due to licensors	$4,479	$5,651
Accounts payable and accrued expenses	14,190	16,202
Deferred revenue	2,042	3,270
Total current liabilities	20,711	25,123

Deferred rent	375	460
Total liabilities	21,086	25,583

Commitments and contingencies (Note 10)
4Kids Entertainment, Inc. shareholders’ equity
Preferred stock, $.01 par value - authorized, 3,000,000 shares; none issued	—	—
Common stock, $.01 par value - authorized, 40,000,000 shares; issued, 15,411,099 and 15,246,579 shares; outstanding 13,352,053 and 13,227,019 shares in 2009 and 2008, respectively	154	152
Additional paid-in capital	66,991	65,107
Accumulated other comprehensive loss	(14,589)	(17,396)
Retained earnings	47,714	63,504
	100,270	111,367
Less cost of 2,059,046 and 2,019,560 treasury shares in 2009 and 2008, respectively	36,434	36,376
Total shareholders’ equity of 4Kids Entertainment, Inc.	63,836	74,991
Noncontrolling interests	(4,447)	—
Total equity	59,389	74,991
Total liabilities and equity	$80,475	$100,574

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(In thousands of dollars, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net revenues:
Service revenue	$4,586	$11,475	$14,341	$24,086
Product revenue	(185)	5,065	252	7,493
Total net revenues	4,401	16,540	14,593	31,579

Costs and expenses:
Selling, general and administrative	10,942	13,347	22,741	25,955
Production service costs	929	1,990	2,021	3,535
Cost of sales of trading cards	762	1,897	1,264	2,913
Amortization of television and film costs	1,066	1,697	2,257	3,405
Amortization of 4Kids TV broadcast fee	—	3,906	—	9,109
Total costs and expenses	13,699	22,837	28,283	44,917

Loss from operations	(9,298)	(6,297)	(13,690)	(13,338)

Interest income	346	737	747	1,407
Impairment on investment securities	(9)	—	(98)	—
Loss on sale of investment securities	(7,250)	—	(7,250)	—
Total other (expense) income	(6,913)	737	(6,601)	1,407

Loss before income taxes	(16,211)	(5,560)	(20,291)	(11,931)

Benefit from income taxes	—	28	—	—

Net loss	(16,211)	(5,532)	(20,291)	(11,931)

Net loss attributable to noncontrolling interests (Note 11)	2,461	—	4,501	—

Net loss attributable to 4Kids Entertainment, Inc.	$(13,750)	$(5,532)	$(15,790)	$(11,931)

Per share amounts:

Basic loss per share attributable to 4Kids Entertainment Inc. common shareholders	$(1.04)	$(0.42)	$(1.19)	$(0.91)

Diluted loss per share attributable to 4Kids Entertainment Inc. common shareholders	$(1.04)	$(0.42)	$(1.19)	$(0.91)

Weighted average common shares
outstanding - basic	13,279,733	13,119,718	13,253,522	13,172,738

Weighted average common shares
outstanding - diluted	13,279,733	13,119,718	13,253,522	13,172,738

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE LOSS

SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED) AND THE YEAR ENDED DECEMBER 31, 2008

(In thousands of dollars and shares)

	4Kids Entertainment, Inc. Shareholders
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Less Treasury Stock	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
BALANCE, DECEMBER 31, 2007	15,100	$151	$63,679	$100,323	$(2,562)	$(33,503)	$128,088	—	$128,088
Issuance of common stock and stock options exercised	147	1	1,428	—	—	—	1,429	—	1,429
Acquisition of treasury stock, at cost	—	—	—	—	—	(2,873)	(2,873)	—	(2,873)
Comprehensive loss:
Net loss	—	—	—	(36,819)	—	—	(36,819)	—	(36,819)
Translation adjustment	—	—	—	—	(1,348)	—	(1,348)	—	(1,348)
Unrealized loss on marketable securities	—	—	—	—	(13,486)	—	(13,486)	—	(13,486)
Total comprehensive loss	—	—	—	—	—	—	(51,653)	—	(51,653)

BALANCE, DECEMBER 31, 2008	15,247	$152	$65,107	$63,504	$(17,396)	$(36,376)	$74,991	$—	$74,991
Issuance of common stock and stock options exercised	164	2	1,884	—	—	—	1,886	—	1,886
Capital contribution from noncontrolling interests	—	—	—	—	—	—	—	54	54
Acquisition of treasury stock, at cost	—	—	—	—	—	(58)	(58)	—	(58)
Comprehensive loss:
Net loss	—	—	—	(15,790)	—	—	(15,790)	(4,501)	(20,291)
Translation adjustment	—	—	—	—	553	—	553	—	553
Unrealized gain on investment securities	—	—	—	—	2,254	—	2,254	—	2,254
Total comprehensive loss	—	—	—	—	—	—	(12,983)	(4,501)	(17,484)

BALANCE, JUNE 30, 2009	15,411	$154	$66,991	$47,714	$(14,589)	$(36,434)	$63,836	$(4,447)	$59,389

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(In thousands of dollars)
	2009	2008
Cash flows from operating activities:
Net loss	$(20,291)	$(11,931)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	815	733
Amortization of television and film costs	2,257	3,405
Amortization of 4Kids TV broadcast fee	—	9,109
Provision for doubtful accounts	100	220
Impairment on investment securities	98	—
Loss on sale of investment securities	7,250	—
Inventory	(1,169)	112
Accounts receivable	11,409	3,849
Film and television costs	(3,182)	(3,808)
Prepaid income taxes	50	209
Prepaid 4Kids TV broadcast fee	—	(5,505)
Prepaid expenses and other current assets	(1,275)	973
Other assets - net	(2,587)	(2,640)
Due to licensors	(713)	149
Accounts payable and accrued expenses	(165)	976
Deferred revenue	(1,228)	(356)
Deferred rent	(85)	(89)
Net cash used in operating activities	(8,716)	(4,594)

Cash flows from investing activities:
Proceeds from sale of investments	2,750	20,025
Purchase of property and equipment	(274)	(1,133)
Loss from disposal of property and equipment	—	—
Net cash provided by investing activities	2,476	18,892

Cash flows from financing activities:
Capital contribution from noncontrolling interests	54	—
Purchase of treasury shares	(58)	(2,873)
Net cash used in financing activities	(4)	(2,873)

Effect of exchange rate changes on cash and cash equivalents	(288)	18

Net (decrease) increase in cash and cash equivalents	(6,532)	11,443

Cash and cash equivalents, beginning of period	13,503	24,872

Cash and cash equivalents, end of period	$6,971	$36,315

Supplemental disclosure of cash flow information:
Cash paid during period for Income Taxes	$4	$111
Supplemental schedule of non-cash investing and financing activities
Unrealized gain (loss) on marketable securities included in other comprehensive loss	$2,254	$(11,041)

Vesting of restricted shares	$1,886	$1,197

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The consolidated financial statements, except for the December 31, 2008 consolidated balance sheet and the consolidated statement of changes in equity and comprehensive loss for the year ended December 31, 2008, are unaudited and should be read in conjunction with audited consolidated financial statements and notes thereto for the year ended December 31, 2008 as presented in our Annual Report on Form 10-K. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position of the Company as of June 30, 2009 and December 31, 2008, and the results of operations for the three and six months ended June 30, 2009 and 2008, and changes in equity and comprehensive loss for the six months ended June 30, 2009 and the year ended December 31, 2008, and cash flows for the six months ended June 30, 2009 and 2008. Because of the inherent seasonality and changing trends of the toy, game, entertainment and advertising industries, operating results for the Company on a quarterly basis may not be indicative of operating results for the full year.

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

Production and adaptation costs charged to the licensors of television rights to Properties represented by the Company are included in net revenues and the corresponding costs are included in production service costs in the accompanying consolidated statements of operations. Production service costs included in net revenues amounted to $804 and $1,664 for the three and six months ended June 30, 2009, respectively and $1,818 and $3,298 for the three and six months ended June 30, 2008, respectively.

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

Trading card revenues: Emerging Issue Task Force (“EITF”) Issue No. 00-21 - Accounting for Revenue Arrangements with Multiple Deliverables, provides guidance on how and when to recognize revenues for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables are required to be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration must be allocated among the separate units of accounting based on their relative fair values. The Company has determined that because its trading card game is provided with a web component, there is a multiple deliverable arrangement. However, since no purchase of trading cards is necessary to access the website and virtual cards are available free of charge to users who register on the website, the Company has determined that the selling price of the trading cards should be fully attributable to the cards. Many of the Company’s larger trading card distributors, who service mass market retailers, have changed to a point-of-sale (“POS”) model in response to the demands from such retailers and the Company has entered into agreements with these distributors reflecting such a change. Under the POS model, sales are recorded once the sales are made to the ultimate consumer. Distributors and retailers not under the POS model remain under the FOB shipping point model in which sales are recorded, net of a reserve for returns and allowance, upon shipment to distributors.

Revenue generated from merchandise licensing, broadcast advertising, episodic television series, home video, and music are classified as service revenue on the consolidated statement of operations while revenue generated from the sale of trading cards is classified as product revenue.

Fair Value Measurements - The fair values of the Company’s financial instruments reflect the estimates of amounts that would be received from selling an asset in an orderly transaction between market participants at the measurement date. The fair value estimates presented in this report are based on information available to the Company as of June 30, 2009 and December 31, 2008.

The carrying values of cash and cash equivalents approximate fair value. The Company has estimated the fair value of its investment in auction rate securities (“ARS”) and other long-term investments using unobservable inputs at June 30, 2009. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), the Company applies a fair value hierarchy based on three levels of inputs, the first two of which are considered observable and the last of which is considered unobservable, that may be used to measure fair value. The three levels are the following:

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

Investments – The Company’s long-term investments principally consist of ARS, corporate bonds and preferred shares. ARS are generally rated “BBB” or better by one or more national rating agencies and have contractual maturities of up to 80 years. Of the aggregate principal amount of $36,930 in investment securities held by the Company as of June 30, 2009, 4% mature within the next 20 years, 26% mature within the next 30 years, 45% mature through 2087 and the remaining 55% have no maturity date. The Company classifies these investments as “available for sale”, in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The ARS that the Company invests in generally had interest reset dates that occurred every 7 or 35 days and despite the long-term nature of their stated contractual maturity, the historical operation of the ARS market had given the Company the ability to quickly liquidate these securities at ongoing auctions every 35 days or less.

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

As of June 30, 2009, the Company held investment securities having an aggregate principal amount of $36,930. The estimated fair market value of the investment securities held by the Company had declined by $23,157 ($22,507 prior to 2009, and $650 during 2009) to $13,773, based upon an analysis of the current market conditions of the Company’s securities made by the Company in accordance with SFAS No. 157. The Company concluded that $98 of the decline in 2009 in the fair value of the investment securities held by the Company were now other than temporarily impaired. The Company’s determination that certain of its long-term investments were other than temporarily impaired was based upon the fact that certain of the Company’s ARS ceased to pay interest according to their stated terms and that the underlying bond insurers of such securities elected to exercise their put right against the trusts, thereby exchanging the investment grade collateral in the trust with preferred stock. Accordingly, during 2009, the Company recorded an impairment charge of $98 in non-operating expense related to the securities which had previously recorded an other than temporary impairment of $7,834 in 2008. In March 2009, the Company was notified that the underlying bond insurers of one of its ARS elected to exercise their put right against the trusts, thereby exchanging the investment grade collateral in the trust with preferred stock. Based on the enhanced marketability of this security, the decline in the estimated fair value is considered to be temporarily impaired. The Company continues to monitor the market for ARS and consider its impact (if any) on the fair value of its investments. If the current market conditions deteriorate further, the Company may be required to record additional impairment charges to non-operating expense in future periods. In June 2009, the Company sold a security with a par value of $10,000 for $2,750 causing the Company to record a loss on the sale of investment of $7,250. The Company had previously recorded in accumulated other comprehensive income an unrealized loss on this security of $2,753 which was reclassed due to the sale of the investment. As of August 7, 2009, none of the investment securities held by the Company as of June 30, 2009 had been redeemed. Since the Company has the ability, and presently expects, to hold these investments until recovery of their face value, which may not be prior to the maturity of the applicable security (to the extent such security has a specified maturity date) and based on consideration of all such factors, the Company considered these investments to be temporarily impaired as such term is defined in the accounting literature as of the filing date. Accordingly, the entire balance of unrealized loss in accumulated other comprehensive income at June 30, 2009 relates to securities which the Company considers temporarily impaired. Additionally, the remaining investment securities held by the Company have continued to pay interest according to their stated terms, which the Company believes may create an incentive for the issuers to redeem these securities once the current liquidity problems in the credit market substantially improve.

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

Given the failed auctions, the Company’s investment securities are currently illiquid.  Accordingly, the Company has classified $13,773 of its investment in ARS and the securities into which certain of the ARS have been exchanged, as non-current assets at June 30, 2009 on its balance sheet due to the fact that the Company believes that the liquidity of these securities is unlikely to be restored in a period less than twelve months from such date.

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

Based on the Company’s current cash and cash equivalents, the Company’s business activities projected to generate positive cash flows, and the current, more stable economic environment, the Company expects its overall cash position to provide adequate liquidity to fund its day-to-day operations for the next twelve months. However, the illiquidity affecting a significant portion of the Company’s portfolio of investment securities is impacting the Company’s ability to make capital investments or expand its operations.

There is also a secondary market developing for some of the investment securities held by the Company, which might enable the Company to sell a portion of its investment securities at distressed prices should circumstances require the Company to access additional liquidity.  If the Company determines it is necessary to generate additional cash to fund its operations, the Company will consider all alternatives available to it, including, but not limited to sales of assets, issuance of equity or debt securities and strategic alliances with other companies. There can be no assurance, however, that the Company would be able to generate such additional cash in a timely manner or that such additional cash could be obtained on terms acceptable to the Company.

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

Translation of Foreign Currency - In accordance with SFAS No. 130, Reporting Comprehensive Income (“SFAS No. 130”), the Company classifies items as “other comprehensive income” by their nature in the financial statements and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet. The assets and liabilities of the Company’s foreign subsidiary, 4Kids International have been recorded in their local currency and translated to U.S. dollars using period-end exchange rates. Income and expense items have been translated at the average rate of exchange prevailing during the period. Any adjustment resulting from translating the financial statements of the foreign subsidiary is reflected as “other comprehensive income”, net of related tax. Comprehensive loss for the three and six months ended June 30, 2009 was $8,761 and $12,983, respectively, which included translation adjustments of $661 and $553 for the respective periods. Comprehensive loss for the three and six months ended June 30, 2008 was $7,368 and $22,950, respectively, which included translation adjustments of $18 and $22 for the respective periods.

Recently Issued Accounting Pronouncements - In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Issue No. FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157. This Issue is currently effective and its adoption did not have an impact on the Company’s consolidated financial position and results of operations.

In April 2009, the FASB issued FSP Issue No. FAS No. 107-1 and Accounting Practices Bulletin (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS No. 107-1 and APB No 28-1”). FSP FAS No. 107-1 and APB No. 28-1 require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. This Issue and Opinion are currently effective and its adoption did not have an impact on the Company’s consolidated financial position and results of operations.

In April 2009, the FASB issued FSP Issue No. FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than Temporary Impairments (“FSP FAS No. 115-2 and 124-2”). FSP FAS No. 115-2 and 124-2 amend the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This Issue is currently effective and its adoption did not have an impact on the Company’s consolidated financial position and results of operations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 sets forth (1) the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that should be made about events or transactions that occurred after the balance sheet date. SFAS No. 165 is currently effective and its adoption did not have an impact on the Company’s consolidated financial position and results of operations.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS No. 166”). SFAS No. 166 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets;

the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS No. 166 will have on its financial position and results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). SFAS No. 167 is intended to improve financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003) (“Interpretation No. 46(R)”), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166 and (2) constituent concerns about the application of certain key provisions of Interpretation No. 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS No. 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS No. 167 will have on its financial position and results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS No. 168”). The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles other than the rules and interpretive releases of the SEC. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards will be superseded as described in SFAS No. 168 and all other accounting literature not included in the Codification will be considered non-authoritative. The Company is evaluating the impact the adoption of SFAS No. 168 will have on its financial position and results of operations.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values and estimated fair values of the Company’s financial instruments for the periods presented are as follows:

	Estimated Fair Value Measurements
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2009:
Financial Assets
Cash and cash equivalents	$6,971	$6,971	$—	$—
Total short-term investments	$6,971	$6,971	$—	—
Available for Sale Investments
Auction rate securities	$10,291	$—	$—	$10,291
Corporate obligations	2,860	—	—	2,860
Preferred shares	622	—	—	622
Total long-term investments	$13,773	$—	$—	$13,773

Total Financial Assets	$20,744	$6,971	$—	$13,773

December 31, 2008:
Financial Assets
Cash and cash equivalents	$13,503	$13,503	$—	$—
Total short-term investments	$13,503	$13,503	$—	—
Available for Sale Investments
Auction rate securities	$18,871	$—	$—	$18,871
Corporate obligations	2,430	—	—	2,430
Preferred shares	316	—	—	316
Total long-term investments	$21,617	$—	$—	$21,617

Total Financial Assets	$35,120	$13,503	$—	$21,617

Level 1- The Company’s Level 1 assets consist of cash, U.S. Treasury securities with original maturities of three months or less and market quoted corporate obligations.

Level 2 - At June 30, 2009 and December 31, 2008, the Company had no investments which were considered to be Level 2 assets.

Level 3 – The Company’s Level 3 assets consist of the Company’s investment in ARS, corporate obligations, and preferred shares. The recent uncertainties in the credit markets have hindered the Company and other investors from liquidating their holdings of these securities for the six months ended June 30, 2009 and the year ended December 31, 2008, because the amount of securities submitted for sale has exceeded the amount of purchase orders.

The carrying value of the Company’s investments in its Level 3 assets, as of June 30, 2009 and December 31, 2008, represents the Company’s best estimate of the fair value of these investments based on currently available information. The Company estimates the fair values of the investment securities quarterly based upon consideration of such factors as: issuer and insurer credit rating; comparable market data, if available; current market conditions; the credit quality of the investment securities; the rate of interest received since the date the auctions began; yields of securities similar to the underlying investment securities; and, until September 2008, broker-dealers’ statements provided by the investment bank through which the Company held such securities. These considerations are used to determine a range of values for each security from moderate to highly conservative. The Company has based its evaluation on the mid-point of that range. Specifically, the Company considered the composition of the collateral supporting the investment securities and the default probabilities of the collateral underlying the ARS in its overall valuation of each security. The Company has also researched the secondary market, and while such a market may be available, there is no guarantee that such a market will exist at any particular point in time. Additionally, the Company looked at the probabilities of default, probabilities of successful auctions and probabilities of earning the maximum (failed auction) rate for each period. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the Company may be required to further adjust the carrying value of its investment securities through additional devaluations.

The table below provides a summary of changes in fair value for the Company’s available for sale investments:

	June 30, 2009
	Amortized Cost	Unrealized Loss	Estimated Fair Value
Long-term investments:
Auction-Rate securities	$18,680	$ (8,389)	$10,291
Corporate obligations	5,400	(2,540)	2,860
Preferred shares	12,850	(12,228)	622
Total long-term investments	$36,930	$(23,157)	$13,773

	December 31, 2008
	Amortized Cost	Unrealized Loss	Estimated Fair Value
Long-term investments:
Auction-Rate securities	$33,380	$(14,509)	$18,871
Corporate obligations	5,400	(2,970)	2,430
Preferred shares	8,150	(7,834)	316
Total long-term investments	$46,930	$(25,313)	$21,617

The following table presents additional information about assets measured at fair value using Level 3 inputs for the six months ended June 30, 2009:

	Long-Term
	Auction Rate Securities	Corporate Bonds	Preferred Shares	Total
Balance as of January 1, 2009	$18,871	$2,430	$316	$21,617

Unrealized gain (loss) – temporarily impaired – included in other comprehensive income	3,202	430	(1,378)	2,254

Unrealized loss – included in earnings	—	—	(98)	(98)

Proceeds from sales or settlements	(2,750)	—	—	(2,750)

Realized loss on sale or settlements	(7,250)	—	—	(7,250)

Converted to preferred shares	(1,782)	—	1,782	—

Balance as of June 30, 2009	$10,291	$2,860	$622	$13,773

4. STOCK-BASED EMPLOYEE COMPENSATION

The Company has stock-based compensation plans for employees and non-employee members of the Board of Directors. The plans provide for discretionary grants of stock options, shares of restricted stock, and other stock-based awards. The plans are administered by the Compensation Committee of the Board of Directors, consisting of non-employee directors.

Effective January 1, 2006, the Company adopted SFAS No. 123-R (revised 2004), Share-Based Payments (“SFAS No. 123-R”), utilizing the modified prospective method whereby prior periods are not restated for comparability. SFAS No. 123-R requires recognition of stock-based compensation expense in the statement of operations over the vesting period based on the fair value of the award at the grant date. The Company did not grant any stock options during the six months ended June 30, 2009 and at January 1, 2006, all of the Company’s outstanding options were fully vested. Consequently, the adoption of this pronouncement did not have a material effect on the Company’s consolidated financial position or results of operations.

The following table summarizes activity under our stock option plans for the six months ended June 30, 2009:

	Shares under Options (In thousands)	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	1,301	$20.76
Granted	—	—
Exercised	—	—
Forfeited	(427)	22.30
Outstanding at June 30, 2009	874	$20.01	1.19	$—

Exercisable at June 30, 2009	874	$20.01	1.19	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company’s common stock on the date of determination for those awards that have an exercise price currently below the closing price. As of June 30, 2009, there were no options outstanding to purchase shares with an exercise price below the quoted price of its common stock. During the six months ended June 30, 2009 and 2008, the aggregate intrinsic value of options exercised under its stock option plans was $0, determined as of the date of exercise.

Restricted Stock Awards

The Company granted restricted stock awards of approximately 378,000 shares on May 22, 2009 under its 2008 long-term incentive compensation plan (“LTICP”), 311,000 shares on May 23, 2008 under its 2007 LTICP, 162,000 shares on May 25, 2007 under its 2006 LTICP and 145,000 and 4,000 shares on May 23, 2006 and June 15, 2006, respectively, under its 2005 LTICP. The restricted stock awards were granted to certain employees, including officers and members of the Board of Directors, at grant prices of $1.46, $7.85, $16.79, $16.52 and $15.78 (in each case, the average of the high and low stock price from the previous day of trading) for the May 22, 2009, May 23, 2008, May 25, 2007, the May 23, 2006 and the June 15, 2006 grants, respectively. The restricted stock awards vest annually over a period of three years from the date of grant for the awards made under the 2008 and 2007 LTICPs and over a period of four years for the awards made under the 2006 and 2005 LTICPs, with accelerated vesting upon a change of control of the Company (as defined in the applicable plan). During the restriction period, award holders do not have the rights of stockholders and cannot transfer ownership. Additionally, nonvested shares of award holders are subject to forfeiture. These awards are forfeited and revert to the Company in the event of employment termination, except in the case of death, disability, retirement or other specified events.

A summary of restricted stock award activity under the Company’s LTICPs as of June 30, 2009 and changes during the six months then ended is presented as follows:

	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2009	465	$11.11
Granted	378	1.46
Vested	(165)	11.46
Forfeited	(3)	10.83
Outstanding at June 30, 2009	675	$5.62

The Company recognized $488 and $950 of compensation costs related to the LTICPs during the three and six months ended June 30, 2009, respectively and $382 and $680 of compensation costs during the three and six months end June 30, 2008, respectively. Additionally, as of June 30, 2009, there was approximately $531, $1,444, $1,152 and $457 of unrecognized compensation cost related to restricted stock awards granted under the Company’s 2008, 2007, 2006 and 2005 LTICPs, respectively. The cost is expected to be recognized over a remaining weighted-average period of 2.9, 1.9, 1.9 and 0.9 years under the 2008, 2007, 2006 and 2005 LTICPs, respectively. There were approximately 97,000, 37,000 and 31,000 shares of restricted stock that vested during the six months ended June 30, 2009 related to the 2007, 2006 and 2005 LTICPs, respectively.

Availability for Future Issuance - As of June 30, 2009, (i) options to purchase approximately 1,482,000 shares of the Company’s common stock were available for future issuance under the Company’s stock option plans and (ii) options to purchase a maximum of approximately 255,000 shares of the Company’s common stock were available for future issuance under the Company’s LTICPs, reduced by four shares for each share of restricted stock awarded under the 2006 and 2005 LTICPs, under which an aggregate of 93,000 shares of the 255,000 total shares were available for issuance as options, and reduced by two shares for each share of restricted stock awarded under the 2008 and 2007 LTICPs, under which an aggregate of 162,000 of the 255,000 total shares were available for issuance as options.

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

The Company has deferred all amounts received under the contract, and recognizes revenue as the Current Music Assets and Future Music Assets generate revenue over the contract term. The Company expects and continues to produce additional new music which, based on the success of the administrative service, continues to supply the unaffiliated third party with this content. Since the Company continues to deliver more than the amount of music required to be delivered under the Music Agreement, there is no way to appropriately record the fair value of the future amounts to be delivered. Based on EITF 00-21, the Company’s inability to fair value the future portion of the music deliverables results in the entire amount recorded as deferred revenue. The most appropriate and systematic method of accounting for this revenue relating to the deferred portion would be to reduce this deferred amount dollar for dollar based on the actual music earnings of the Company. Pursuant to the above, the Company recognized revenues of $160 and $267 for the three and six months ended June 30, 2009, respectively, and $179 and $269 for the three and six months ended June 30, 2008 respectively. The Company has included $1,093 and $1,360 as deferred revenue on the accompanying consolidated balance sheets as of June 30, 2009 and December 31, 2008, respectively.

Home Video - At various dates since May 2002, 4Kids Home Video entered into various agreements with an unaffiliated third party home video distributor (the “Video Distributor”) pursuant to which 4Kids Home Video provides ongoing advertising, marketing and promotional services with respect to certain home video titles that are owned or controlled by the Company and which are distributed by the Video Distributor. The Video Distributor has paid the Company cumulative advances of $4,119 against 4Kids Home Video’s share of the distribution and service fee proceeds to be realized by 4Kids Home Video from such titles. Pursuant to the above, the Company recognized revenue of $1 and $101 for the three and six months ended June 30, 2009, respectively, and $17 and $188 for the three and six months ended June 30, 2008, respectively. The Company has included $110 and $211 as deferred revenue on the accompanying consolidated balance sheets as of June 30, 2009 and December 31, 2008, respectively.

Other Agreements - In addition, the Company entered into other agreements for various Properties and advertising time on 4Kids TV in which the Company has received certain advances and/or minimum guarantees. As of June 30, 2009 and December 31, 2008, the unearned portion of these advances and guaranteed payments was $839 and $1,699, respectively, and is included in deferred revenue on the accompanying consolidated balance sheets.

6. INCOME TAXES

The (provision for) benefit from income taxes consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Current	$—	$3,853	$—	$6,205
Deferred	4,747	(1,049)	7,442	(1,119)
	$4,747	$2,804	$7,442	$5,086
Less: Changes in Valuation allowance	(4,747)	(2,776)	(7,442)	(5,086)
Total	$—	$28	$—	$—

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

7. EARNINGS PER SHARE

The Company applies SFAS No. 128, Earnings per Share, which requires the computation and presentation of earnings per share (“EPS”) to include basic and diluted EPS. Basic EPS is computed based solely on the weighted average number of common shares outstanding during the period. Diluted EPS reflects all potential dilution of common stock. The following table reconciles Basic EPS with Diluted EPS for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended			Six Months Ended
June 30, 2009	Net Loss	Weighted Average Shares	Per Share	Net Loss	Weighted Average Shares	Per Share
Basic loss per share attributable to 4Kids Entertainment Inc. common shareholders	$(13,750)	13,279,733	$(1.04)	$(15,790)	13,253,522	$(1.19)

Effect dilutive security – Stock options	—	—	—	—	—	—

Diluted loss per share attributable to 4Kids Entertainment Inc. common shareholders	$(13,750)	13,279,733	$(1.04)	$(15,790)	13,253,522	$(1.19)

	Three Months Ended			Six Months Ended
June 30, 2008	Net Loss	Weighted Average Shares	Per Share	Net Loss	Weighted Average Shares	Per Share
Basic loss per share –Loss available to common shareholders	$(5,532)	13,119,718	$(0.42)	$(11,931)	13,172,738	$(0.91)

Effect dilutive security – Stock options	—	—	—	—	—	—

Diluted loss per share	$(5,532)	13,119,718	$(0.42)	$(11,931)	13,172,738	$(0.91)

For the six months ended June 30, 2009 and 2008, 874,250 and 1,313,500 shares, respectively, attributable to the exercise of outstanding options, were excluded from the calculation of diluted EPS because the effect was antidilutive.

8. LEGAL PROCEEDINGS

On July 29, 2009, The Upper Deck Company, LLC ("Upper Deck") filed suit in Superior Court of the State of California, County of San Diego, North County Division, against Bryan C. Gannon ("Gannon") and TC Digital Games LLC ("TC Digital"). The suit alleges misappropriation and misuse of confidential information and trade secrets of Upper Deck in connection with the Chaotic trading card game.  The complaint alleges that Gannon became privy to the Upper Deck confidential information and trade secrets during the course of Gannon's service to Upper Deck which ended on May 23, 2003. The complaint seeks monetary damages in a sum to be determined at trial and injunctive relief. The Company intends to vigorously defend its position.

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

The Foundation is a not-for-profit organization dedicated to helping the children of law enforcement and firefighting personnel and working with law enforcement and firefighting organizations to provide all children with valuable social and life skill programs. The Company had no contributions to the Foundation for the three and six months ended June 30, 2009, respectively, and $30 and $61 to the Foundation for the three and six months ended June 30, 2008, respectively.

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

As of June 30, 2009, the Company has entered into the following transactions with CUSA and CUSA LLC, or parties related to Gannon and Milito that are summarized below:

°

Employment Agreements – On December 11, 2006, TC Digital entered into employment agreements through December 31, 2009, with Gannon, to serve as its President and Chief Executive Officer and Milito, to serve as its Executive Vice President. Under the terms of the employment agreements, each of Gannon and Milito will receive an annual base salary of $350 and are eligible to receive additional bonuses at the sole discretion of TC Digital’s Management Committee, on which they serve with minority voting rights. As of June 30, 2009, no bonus had been paid with respect to the employment agreements.

°

Chaotic Property Representation Agreement – On December 11, 2006, 4Kids Licensing, CUSA and Apex Marketing, Inc. (“Apex”), a corporation in which Gannon holds 60% of the outstanding capital stock and Milito owns 39% of the outstanding capital stock, entered into an amended and restated Chaotic Property Representation Agreement (“CPRA”) replacing the original Chaotic Property Representation Agreement entered into by the parties in April 2005. Under the terms of the CPRA, 4Kids Licensing is granted exclusive television broadcast and production, merchandising licensing, and home video rights to the “Chaotic” Property worldwide in perpetuity, subject to certain limited exceptions. Under the terms of the CPRA, all “Chaotic” related income less approved merchandising and other expenses shall be distributed 50% to the Company and 50% to CUSA and Apex, excluding trading card royalties which are distributed 55% to 4Kids Digital and 45% to CUSA. Additionally, all approved production expenses for television episodes based on the “Chaotic” property are allocated 50% to 4Kids Licensing and 50% to CUSA and Apex. As of June 30, 2009 and 2008, there were no distributions and approximately $7,925 and $5,417, respectively, of production, merchandising and other general expenses were owed to 4Kids Licensing by CUSA and Apex, collectively.

°

Patent License Agreements – On December 11, 2006, TC Digital and TC Websites each entered into an agreement (the “Patent License Agreements”) with Cornerstone Patent Technologies, LLC (“Cornerstone”), a limited liability company, in which Gannon and Milito each hold a 25% membership interest. Pursuant to the Patent License Agreements, TC Digital and TC Websites obtained exclusive licenses (subject to certain exceptions) to use certain patent rights in connection with “Chaotic” and other trading card games which are uploaded to websites owned and operated by each such entity. Additionally, each of TC Digital and TC Websites agreed to pay Cornerstone a royalty of 1.5% of the Manufacturers Suggested Retail Price for the sale of trading cards, which amounted to $224 and $220, for each such entity for the three and six months ended June 30, 2009, respectively and $135 and $199, for each such entity for the three and six months ended June 30, 2008, respectively. On September 10, 2007, the Company purchased a 25% interest in such patents from Cornerstone for $750. During the three and six months ended June 30, 2009, the Company earned royalties of $75 and $73, respectively, and during the three and six months ended June 30, 2008, the Company earned royalties $90 and $132, respectively, associated with its portion of the patents relating to the sales of “Chaotic” trading cards. The royalties earned by the Company under the Patent License Agreements are eliminated in the Company’s consolidated financial statements.

°

TCD Agreement – Under the terms of the TCD Agreement, TC Digital is obligated to pay the following fees and/or royalties to: (i) 4Kids Digital equal to 3% of TC Digital’s gross revenues up to $350 per year for management services performed; (ii) 4Kids Digital and CUSA equal to 3% of net sales of each pack of trading cards sold; and (iii) the Company equal to (x) 10% of the net sales of “Chaotic” trading cards and (y) an additional 1% of net sales of “Chaotic” trading cards above $50 million during a calendar year. The Company acquired its rights to receive royalties of 10% in respect to net sales of “Chaotic” trading cards under the TCD Agreement through purchases from Dracco Company Ltd. (“Dracco”) of a 5% royalty stream on October 17, 2007, a 1% royalty stream, previously allocated to CUSA from Dracco, on December 18, 2007, a 4% royalty stream on March 17, 2008 in exchange for one-time payments of $2,250, $450 and $1,100, respectively. The consideration for the purchase of the 1% royalty stream for $450 was satisfied through the settlement of certain capital contributions required to be made by CUSA to TC Websites under the TCW Agreement. During the three and six months ended June 30, 2009, the Company earned royalties and or fees of $147 and $329, respectively, and CUSA earned royalties and/or fees of $33 and $78, respectively, and during the three and six months ended June 30, 2008, the Company earned royalties and or fees of $841 and $1,280, respectively, and CUSA earned royalties and/or fees of $158 and $234, respectively, relating to the sales of “Chaotic” trading cards under the TCD agreement. The Company’s portion of royalties and its management fee were eliminated in its consolidated financial statements.

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

°

Chaotic Merchandise License Agreement – On December 11, 2006, 4Kids Licensing, CUSA and TC Digital entered into a merchandise licensing agreement pursuant to which 4Kids Licensing and CUSA granted TC Digital exclusive rights to manufacture, produce and license “Chaotic” trading cards and related accessories through December 31, 2016. Under the terms of the agreement, TC Digital is obligated to pay a royalty on trading cards and all related accessories equal to (i) 4% of net sales to 4Kids Licensing while any amounts are outstanding to 4Kids Digital under the loan agreement or line of credit agreement or (ii) 8% of net sales of such cards and accessories, 55% of which will be paid to 4Kids Licensing and 45% of which will be paid to CUSA. During the six months ended June 30, 2009 and 2008, no royalties had been earned under this agreement.

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

°

Interest Purchase Agreement – On March 2, 2009, TC Digital, 4Kids Entertainment, Inc. (the "Company") and Home Focus Development Ltd. (“Home Focus”) entered into various agreements pursuant to which TC Digital and Home Focus agreed to form TC Digital International Ltd. (“TDI”), an Irish Private Corporation, for the purpose of distributing “Chaotic” trading cards principally in Europe and the Middle East (“TDI Territory”) and the Company agreed to purchase a 25% interest in TDI from Home Focus (the "TDI Interest"). As a result, TDI will be owned 50% by TC Digital, 25% by the Company and 25% by Home Focus. As permitted by Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB No. 51”) and SFAS No. 160, based on the Company’s controlling interest and operational control, TDI’s financial statements are included in the Company’s consolidated financial statements for the six months ended June 30, 2009. The purchase price for the TDI Interest is an initial price amount of $1,575. The Company is obligated to pay up to an additional $1,000 to Home Focus (the "Conditional Payments") conditioned upon the “Chaotic” television series being telecast in the five largest European television markets (the United Kingdom, France, Germany, Spain and Italy) and/or TDI selling in excess of $10,000 of “Chaotic” trading cards. To date, the Company has entered into agreements for the telecast of the “Chaotic” television series in the UK, France and Germany, requiring the Company to make $600 of the Conditional Payments to Home Focus. The Company has paid or will be paying Home Focus the consideration for the TDI interest as follows: the Company paid $475 upon execution of the various agreements and has paid the monthly installments of $125 for each of April, May, June, July and August; the Company is required to continue to pay the monthly installments of $125 through September 1, 2009, and beginning on October 1, 2009, $150 per month until such time as the balance due has been paid.

°

TDI Shareholders Agreement – On March 2, 2009, TC Digital, the Company and Home Focus entered into the TDI Shareholders Agreement (“TDI Agreement”) under which the Board of Directors of TDI will consist of four directors. TC Digital has the right to elect two directors and the Company and Home Focus each have the right to elect one director. There are a number of extraordinary actions that require the consent by shareholders holding at least 80% of the voting stock of TDI in addition to approval of the Board of Directors. The TDI Agreement requires the shareholders to provide TDI with additional capital on a pro rata basis in exchange for additional equity. Under the TDI Agreement, TDI is required to pay or reimburse TC Digital for the costs and expenses associated with the printing, advertising, marketing and promotion of the “Chaotic” trading card game in the TDI Territory. In addition, TDI is responsible for reimbursing TC Digital and TC Websites for the cost of translating the “Chaotic” trading cards and “Chaotic” website into the European languages and for bandwidth and equipment charges associated with making the “Chaotic” website operational in the TDI Territory. TDI is also required to pay TC Digital and TC Websites a design fee equal to 3% and 1.5%, respectively, of net sales of “Chaotic” trading cards in the TDI Territory. During the three and six months ended June 30, 2009, TC Digital earned royalties of $17 and $6, respectively, and during the three and six months ended June 30, 2008, TC Websites earned royalties of $9 and $3, respectively, under this agreement arising from the net sales of “Chaotic” trading cards in the TDI Territory. The royalties earned by TC Digital and TC Websites are eliminated in the Company’s consolidated financial statements.

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

Under the CW Agreement, the Company is obligated to make quarterly minimum guaranteed payments which are subject to reduction under certain circumstances. On June 30, 2009, the Company and The CW agreed to extend the payment terms of the June 30, 2009 minimum guaranteed payment as follows: $150 was paid on June 30, 2009; $850 was paid on July 31, 2009; and the remaining two payments of $850 are required to be paid on August 31, 2009 and September 30, 2009 with additional interest charges of 2.5% per annum due on these amounts. Additionally, in order to secure payment by the Company to the CW of future payment obligations, the Company pledged to The CW a security interest in a corporate bond which has a stated par value of $5,400. The Company and The CW share advertising revenues earned from the sale of national commercial time during The CW4Kids with The CW's share to be applied against such quarterly guarantee payments. In addition, The CW is entitled under the CW Agreement to participate in the Company's merchandising revenue from certain content broadcast on The CW4Kids, if such merchandising revenues exceed a certain annual minimum. 4Kids Ad Sales, Inc. manages and accounts for the ad revenue and costs associated with The CW4Kids.

As of June 30, 2009, the minimum guaranteed payment obligations under the CW Agreement are as follows:

Year Ending December 31,	Amount
2009	$11,850
2010	15,000
2011	15,000
2012	15,000
2013	8,250
Total	$65,100

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

In addition to the minimum guarantee paid to The CW, the Company incurs additional costs to program each broadcast block and to sell the related network advertising time. These costs include direct programming costs to acquire, adapt and deliver programming for the broadcast during the weekly broadcast block as well as additional indirect expenses of advertising sales, promotion and administration.

b. Fox Settlement Agreement - On November 9, 2008, the Company entered into an agreement with Fox to settle a pending litigation between the parties (the “Settlement Agreement”). During the six months ended June 30, 2009, the Company paid Fox $5,487 of the amounts due under the Settlement Agreement. As of June 30, 2009, the Company’s remaining financial obligation to Fox under the Settlement Agreement was approximately $763, all of which was paid to Fox in July 2009.

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

	Three Months Ended			Six Months Ended
June 30, 2009	Net Loss	Weighted Average Shares	Per Share	Net Loss	Weighted Average Shares	Per Share
Net Loss	$(16,211)			$(20,291)

Capital contribution from noncontrolling interest	23			54

Pro-forma net loss	(16,188)			(20,237)

Pro-forma loss per common share – basic and diluted	$(16,188)	13,279,733	$(1.22)	$(20,237)	13,253,522	$(1.53)

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

Noncontrolling interest of membership units in TC Digital represents the noncontrolling members’ proportionate share of the equity in the entity. Income is allocated to the membership units noncontrolling interest based on the ownership percentage throughout the year. As of June 30, 2009, the noncontrolling member continued to hold 45% of the equity in the entity. The following table summarizes the noncontrolling interest loss attributable to the noncontrolling equity interest in TC Digital:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
TC Digital net loss before common units noncontrolling interest	$(4,287)	$(758)	$(7,652)	$(3,153)
Noncontrolling interest percentage	45%	45%	45%	45%
Noncontrolling interest loss allocation	(1,929)	(341)	(3,443)	(1,419)
Less: Capital contribution from noncontrolling interest	—	—	—	—
Loss attributable to noncontrolling interest	$(1,929)	$(341)	$(3,443)	$(1,419)

As of June 30, 2009, the loss in excess of noncontrolling interest for TC Digital absorbed by 4Kids Digital, in the aggregate, since the formation of such entity is $11,136.

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

While the Company maintained a 50% ownership interest in TC Websites and did not control, but had significant influence, over such entity, the Company’s investment in TC Websites had been accounted for using the equity method. As permitted by ARB No. 51 and SFAS No. 160, due to the increased membership interest and the additional operational control, TC Websites’ financial statements are now included in the Company’s consolidated financial statements, pursuant to the provisions of SFAS No. 160, for the three and six months ended June 30, 2009 and 2008 and for the year ended December 31, 2008.

As of June 30, 2009, the noncontrolling member continued to hold 45% of the equity in the entity. The following table summarizes the noncontrolling interest loss attributable to the noncontrolling equity interest in TC Websites:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
TC Websites net loss before common units noncontrolling interest	$(1,182)	$(1,066)	$(2,351)	$(1,914)
Noncontrolling percentage	45%	45%	45%	45%
Noncontrolling loss allocation	(532)	(480)	(1,058)	(861)
Less: Capital contribution from noncontrolling interest	23	—	54	—
Loss attributable to noncontrolling interest	$(509)	$(480)	$(1,004)	$(861)

As of June 30, 2009, the loss in excess of noncontrolling interest for TC Websites absorbed by 4Kids Websites in the aggregate since the formation of such entity is $4,784.

12. SUBSEQUENT EVENTS

We have evaluated and determined that no significant subsequent events occurred through August 7, 2009.

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

	Licensing	Advertising Media and Broadcast	TV and Film Production/ Distribution	Trading Card and Game Distribution	Total
Three Months Ended June 30, 2009:
Net revenues from external customers	$2,317	$155	$2,114	$(185)	$4,401
Amortization of television and film costs	—	—	1,066	—	1,066
Interest income	340	6	—	—	346
Loss on sale of investment securities	(7,250)	—	—	—	(7,250)
Impairment on investment securities	(9)	—	—	—	(9)
Segment loss	(8,652)	(1,636)	(1,129)	(4,794)	(16,211)

2008
Net revenues from external customers	$2,961	$4,130	$4,384	$5,065	$16,540
Amortization of television and film costs	—	—	1,697	—	1,697
Amortization of 4Kids TV broadcast fee	—	3,906	—	—	3,906
Interest income	725	12	—	—	737
Segment loss	(1,633)	(2,286)	(973)	(668)	(5,560)

Six Months Ended June 30, 2009:
Net revenues from external customers	$7,913	$997	$5,431	$252	$14,593
Amortization of television and film costs	—	—	2,257	—	2,257
Interest income	728	19	—	—	747
Loss on sale of investment securities	(7,250)	—	—	—	(7,250)
Impairment on investment securities	(98)	—	—	—	(98)
Segment loss	(7,057)	(2,606)	(1,720)	(8,908)	(20,291)
Segment assets	42,598	4,664	23,841	9,372	80,475

2008
Net revenues from external customers	$8,534	$7,698	$7,854	$7,493	$31,579
Amortization of television and film costs	—	—	3,405	—	3,405
Amortization of 4Kids TV broadcast fee	—	9,109	—	—	9,109
Interest income	1,369	31	7	—	1,407
Segment profit (loss)	102	(5,858)	(2,594)	(3,581)	(11,931)
Segment assets	92,251	6,611	23,915	6,766	129,543

Through the Company’s London office and network of international subagents, which allow it to license its Properties throughout the world, the Company recognized net merchandise licensing revenues from international sources, primarily in Europe, of $1,164 and $3,534 for the three and six months ended June 30, 2009, respectively, and $3,292 and $5,900 for the three and six months ended June 30, 2008. As of June 30, 2009 and 2008, net assets of the Company’s London office were $5,464 and $6,864, respectively.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(In thousands of dollars unless otherwise specified)

Overview

The Company’s operating results for the three and six months ended June 30, 2009 were negatively impacted by the global economic downturn which continued to gain increasing downward momentum throughout the first six months of 2009, as well as a continuing decline in the popularity of the Company’s significant Properties. As a result of the downturn, many retailers decided to reduce inventory on hand and the Company’s Trading Card and Game Distribution segment was negatively impacted by the resulting cut back by the Company’s distributors on their own orders placed with TC Digital. The overall decrease in revenues was partially offset by decreased expenses relating to the operations of the Company.

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

Recently Issued Accounting Pronouncements - In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Issue No. FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157. This Issue is currently effective and its adoption did not have an impact on the Company’s consolidated financial position and results of operations.

In April 2009, the FASB issued FSP Issue No. FAS No. 107-1 and Accounting Practices Bulletin (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS No. 107-1 and APB No 28-1”). FSP FAS No. 107-1 and APB No. 28-1 require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. This Issue and Opinion are currently effective and its adoption did not have an impact on the Company’s consolidated financial position and results of operations.

In April 2009, the FASB issued FSP Issue No. FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than Temporary Impairments (“FSP FAS No. 115-2 and 124-2”). FSP FAS No. 115-2 and 124-2 amend the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This Issue is currently effective and its adoption did not have an impact on the Company’s consolidated financial position and results of operations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 sets forth (1) the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that should be made about events or transactions that occurred after the balance sheet date. SFAS No. 165 is currently effective and its adoption did not have an impact on the Company’s consolidated financial position and results of operations.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS No. 166”). SFAS No. 166 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS No. 166 will have on its financial position and results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). SFAS No. 167 is intended to improve financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003) (“Interpretation No. 46(R)”), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166 and (2) constituent concerns about the application of certain key provisions of Interpretation No. 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS No. 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS No. 167 will have on its financial position and results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS No. 168”). The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles other than the rules and interpretive releases of the SEC. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards will be superseded as described in SFAS No. 168 and all other accounting literature not included in the Codification will be considered non-authoritative. The Company is evaluating the impact the adoption of SFAS No. 168 will have on its financial position and results of operations.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenues for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenues	100%	100%	100%	100%

Costs and expenses:
Selling, general and administrative	249	81	156	82
Production service costs	21	12	14	11
Cost of sales of trading cards	17	11	9	9
Amortization of television and film costs	24	10	15	11
Amortization of 4Kids TV broadcast fee	—	24	—	29
Total costs and expenses	311	138	194	142

Loss from operations	(211)	(38)	(94)	(42)

Interest income	8	5	5	4
Impairment of investment securities	—	—	—	—
Loss on sale of investment securities	(165)	—	(50)	—
Total other (expense) income	(157)	5	(45)	4

Loss before income taxes	(368)	(33)	(139)	(38)

(Provision for) benefit from income taxes	—	—	—	—

Net loss	(368)%	(33)%	(139)%	(38)%

Three and six months ended June 30, 2009 as compared to three and six months ended June 30, 2008.

Continuing Operations

Revenues

Revenues by reportable segment and for the Company as a whole were as follows:

For the three months ended June 30, 2009 and 2008
	2009	2008	$ Change	% Change
Licensing	$2,317	$2,961	$(644)	(22)%
Advertising, Media and Broadcast	155	4,130	(3,975)	(96)
Television and Film Production/Distribution	2,114	4,384	(2,270)	(52)
Trading Card and Game Distribution	(185)	5,065	(5,250)	(104)
Total	$4,401	$16,540	$(12,139)	(73)%

For the six months ended June 30, 2009 and 2008
	2009	2008	$ Change	% Change
Licensing	$7,913	$8,534	$(621)	(7)%
Advertising, Media and Broadcast	997	7,698	(6,701)	(87)
Television and Film Production/Distribution	5,431	7,854	(2,423)	(31)
Trading Card and Game Distribution	252	7,493	(7,241)	(97)
Total	$14,593	$31,579	$(16,986)	(54)%

The decrease in consolidated net revenues for the three and six months ended June 30, 2009, as compared to the same periods in 2008, was due to a number of factors.

In the Licensing segment, decreased revenues for the three months ended June 30, 2009 were primarily attributable to reduced licensing revenues on the “Teenage Mutant Ninja Turtles” and “Monster Jam” Properties, worldwide of approximately $450 and $220, respectively.

In the Licensing segment, decreased revenues for the six months ended June 30, 2009 were primarily attributable to:

(i)	reduced licensing revenues on the “Yu-Gi-Oh!” and “Shaman King” Properties, domestically of approximately $820 and $380, respectively; as well as
(ii)	reduced licensing revenues on the “Teenage Mutant Ninja Turtles” Property, worldwide of approximately $660; partially offset by
(iii)	increased revenues attributable to the “Monster Jam” Property, domestically of approximately $1,180.

The “Yu-Gi-Oh!”, “Monster Jam”, “Cabbage Patch Kids” and “Teenage Mutant Ninja Turtles” Properties are the largest contributors with approximately 76% of the Company’s revenues in this business segment for the six months ended June 30, 2009.

In the Advertising Media and Broadcast segment, the significant decrease in revenues for the three and six months ended June 30, 2009, as compared to the same periods in 2008, was primarily attributable to:

(i)

The CW’s $2,700 and $5,700 minimum guaranteed shares of revenue for the three and six months ended June 30, 2009, respectively, was offset against the Company’s revenues from the sale of network advertising time on The CW4Kids of approximately $2,230 and $5,400, respectively as compared to the same periods in the prior year in which the Fox broadcast revenue was approximately $3,900 and $7,120, respectively and the Fox broadcast fee was amortized and classified as an expense rather than offsetting revenues; partially offset by

(ii)

increased revenue from the sale of internet advertising time on the Company’s websites for the three and six months of approximately $100 and $430, respectively, when compared to the same periods in 2008.

In the Television and Film Production/Distribution segment, the decrease in revenues for the three months ended June 30, 2009, as compared to the same period in 2008, was primarily attributable to:

(i)	decreased international broadcast sales from the “Yu-Gi-Oh!” and “Teenage Mutant Ninja Turtles” television series of approximately $900 and $780, respectively; as well as
(ii)	decreased production service revenue from the “Teenage Mutant Ninja Turtles”, “Chaotic” and “Viva Piñata” television series of approximately $400, $370 and $330, respectively; partially offset by
(iii)	increased domestic broadcast sales from the “Chaotic” television series of approximately $390.

In the Television and Film Production/Distribution segment, the decrease in revenues for the six months ended June 30, 2009, as compared to the same period in 2008, was primarily attributable to:

(i)	decreased international broadcast sales from the “Yu-Gi-Oh!” and “Teenage Mutant Ninja Turtles” television series of approximately $960 and $790, respectively; as well as
(ii)	decreased production service revenue from the “Viva Piñata”, “Teenage Mutant Ninja Turtles” and “Chaotic” television series of approximately $980, $700 and $320, respectively; partially offset by
(iii)	increased international broadcast sales from the “Dinosaur King” television series of approximately $940; as well as
(iv)	increased domestic broadcast sales from the “Chaotic” television series of approximately $320.

The Trading Card and Game Distribution segment began to record significant revenues in the first quarter of 2008 as a result of the launch of the “Chaotic” trading card game to retail and mass market distribution. During the three and six months ended June 30, 2009, retail sales were negatively impacted by the continued global economic downturn. As a result of the downturn, many retailers maintained reduced inventory levels, and the Company’s Trading Card and Game Distribution segment was negatively impacted by the resulting cut back by the Company’s distributors on their orders placed with TC Digital. Many of the Company’s larger trading card distributors, who service mass market retailers, have changed to a point-of-sale (“POS”) model in response to the demands from the applicable retailers and the Company has entered into agreements with these distributors reflecting such a change. Under the POS model, sales are recorded and paid for by the retailer and distributors once the sales are made to the ultimate consumer, while under the currently prevailing FOB shipping point model, sales are recorded and paid for upon shipment to distributors. In anticipation of the migration to the POS model, certain of the Company’s retailers and distributors have been significantly reducing inventory levels over the last several months, causing the Company to record reduced revenue and higher inventory levels for the three and six months ended June 30, 2009. Additionally, due to the economic downturn and the migration to a POS model, the Company has given to these distributors allowances and promotional markdowns which have amounted to approximately $1,310 and $2,400 for the three and six months ended June 30, 2009, respectively. As the Company’s distributors migrate to the POS model, the Company’s recognition of revenue in this segment will be modified accordingly.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 18%, or $2,405, to $10,942 for the three months ended June 30, 2009, when compared to the same period in 2008. The decreases were attributable to broad cost-cutting initiatives implemented throughout the Company and can be specifically detailed as follows:

(i)	decreased personnel related costs of approximately $670;
(ii)	decreased advertising and marketing costs of approximately $510;
(iii)	decreased international selling expenses of approximately $480;
(iv)	decreased professional fees of approximately $330; as well as
(v)	decreased travel and entertainment costs of approximately $250.

Selling, general and administrative expenses decreased 12%, or $3,214, to $22,741 for the six months ended June 30, 2009, when compared to the same period in 2008. The decreases were attributable to broad cost-cutting initiatives implemented throughout the Company and can be specifically detailed as follows:

(i)	decreased advertising and marketing costs of approximately $760;
(ii)	decreased international selling expenses of approximately $750;
(iii)	decreased personnel related costs of approximately $710;
(iv)	decreased travel and entertainment costs of approximately $430;
(v)	decreased website costs of approximately $300; as well as
(vi)	decreased professional fees of approximately $250.

Cost of Sales of Trading Cards

Cost of sales of trading cards represents finished goods inventory costs relating to the “Chaotic” trading card game. Cost of sales decreased 60%, or $1,135, to $762 and 57%, or $1,649, to $1,264 for the three and six months ended June 30, 2009, respectively, when compared to the same periods in 2008. The decrease was primarily attributable to the overall decrease in trading card revenue. In an effort to increase future trading card sales, additional promotional monies were given to retailers and distributors which caused a decrease in net trading card revenues while current quarter cost of sales remained consistent with gross sales.

Production Service and Capitalized Film Costs

Production service and capitalized film costs were as follows:

For the three months ended June 30, 2009 and 2008

	2009	2008	$ Change	% Change
Production Service Costs	$929	$1,990	$(1,061)	(53)%
Amortization of Television and Film Costs	1,066	1,697	(631)	(37)

For the six months ended June 30, 2009 and 2008

	2009	2008	$ Change	% Change
Production Service Costs	$2,021	$3,535	$(1,514)	(43)%
Amortization of Television and Film Costs	2,257	3,405	(1,148)	(34)

The decrease in production service costs during the three and six months ended June 30, 2009, as compared to the same periods in 2008, was primarily due to decreased production costs for the “Chaotic”, “Teenage Mutant Ninja Turtles” and “Viva Piñata” television series. When the respective costs are incurred, the Company categorizes them as production service costs and reflects a corresponding amount in revenues for the amounts billed back to the property owners.

Amortization of television and film costs decreased for the three and six months ended June 30, 2009 compared to the same periods in 2008 due to decreased amortization relating to the “Teenage Mutant Ninja Turtles”, “Yu-Gi-Oh!” and “Viva Piñata” television series, partially offset by increased amortization relating to the “Chaotic” and “GoGoRiki” television series.

As of June 30, 2009, there was $17,586 of capitalized film production costs recorded in the Company’s consolidated balance sheet relating primarily to various stages of production on 424 episodes of animated programming. Based on management’s ultimate revenue estimates as of June 30, 2009, approximately 37% of the total completed and unamortized film and television costs are expected to be amortized during the next year, and over 90% of the total completed and unamortized film and television costs are expected to be amortized during the next three years.

4Kids TV Broadcast Fee

For the three months ended June 30, 2009 and 2008

	2009	2008	$ Change	% Change
Amortization of 4Kids TV Broadcast Fee	$—	$3,906	$(3,906)	—%

For the six months ended June 30, 2009 and 2008

	2009	2008	$ Change	% Change
Amortization of 4Kids TV Broadcast Fee	$—	$9,109	$(9,109)	—%

Due to the termination of the Fox Agreement on December 31, 2008, there is no longer amortization of the 4Kids TV broadcast fee, as the fee has been fully amortized. The minimum guaranteed payment obligations under the CW Agreement are offset against the Company’s revenues from the sale of network advertising time on The CW4Kids rather than being amortized as a broadcast fee.

Interest Income

Interest income decreased 53%, or $391, to $346 and 47%, or $660, to $747 for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008, primarily as a result of lower cash balances and the Company‘s investments yielding lower interest rates than the prior period.

Impairment in Investment Securities

As of June 30, 2009, the Company held investment securities having an aggregate principal amount of $36,930. The estimated fair market value of the investment securities held by the Company had declined by $23,157 ($22,507 prior to 2009, and $650 during 2009) to $13,773, based upon an analysis of the current market conditions of the Company’s securities made by the Company in accordance with SFAS No. 157. The Company concluded that $98 of the decline in 2009 in the fair value of the investment securities held by the Company were now other than temporarily impaired. The Company’s determination that certain of its long-term investments were other than temporarily impaired was based upon the fact that certain of the Company’s ARS ceased to pay interest according to their stated terms and that the underlying bond insurers of such securities elected to exercise their put right against the trusts, thereby exchanging the investment grade collateral in the trust with preferred stock. Accordingly, during 2009, the Company recorded an impairment charge of $98 in non-operating expense related to the securities which had previously recorded an other than temporary impairment of $7,834 in 2008. In March 2009, the Company was notified that the underlying bond insurers of one of its ARS elected to exercise their put right against the trusts, thereby exchanging the investment grade collateral in the trust with preferred stock. Based on the enhanced marketability of this security, the decline in the estimated fair value is considered to be temporarily impaired. The Company continues to monitor the market for ARS and consider its impact (if any) on the fair value of its investments. If the current market conditions deteriorate further, the Company may be required to record additional impairment charges to non-operating expense in future periods.

Loss on Sale of Investment Securities

In June 2009, the Company sold a security with a par value of $10,000 for $2,750 causing the Company to record a loss on the sale of investment of $7,250.

Loss Before Income Taxes

For the three months ended June 30, 2009 and 2008
	2009	2008	$ Change	% Change
Licensing	$(8,652)	$(1,633)	$(7,019)	(430)%
Advertising, Media and Broadcast	(1,636)	(2,286)	650	28
Television and Film Production/Distribution	(1,129)	(973)	(156)	(16)
Trading Card and Game Distribution	(4,794)	(668)	(4,126)	(618)
Total	$(16,211)	$(5,560)	$(10,651)	(192)%

For the six months ended June 30, 2009 and 2008
	2009	2008	$ Change	% Change
Licensing	$(7,057)	$102	$(7,159)	(7019)%
Advertising, Media and Broadcast	(2,606)	(5,858)	3,252	56
Television and Film Production/Distribution	(1,720)	(2,594)	874	34
Trading Card and Game Distribution	(8,908)	(3,581)	(5,327)	(149)
Total	$(20,291)	$(11,931)	$(8,360)	(70)%

In the Licensing segment, the increase in segment loss for the three and six months ended June 30, 2009, as compared to the same periods in 2008, was primarily attributable to a loss on the sale of investment securities of $7,250, as well as, lower licensing revenue and lower interest income allocated to this segment, partially offset by an decrease in licensing expenses.

In the Advertising Media and Broadcast segment, the decrease in segment loss for the three and six months ended June 30, 2009, as compared to the same periods in 2008, resulted from the amortization of the 4Kids TV broadcast fee during 2008 which was greater than the minimum guaranteed payment made for The CW4Kids broadcast block in 2009.

In the Television and Film Production/Distribution segment, the increase in segment loss for the three months ended June 30, 2009, as compared to the same period in 2008, was primarily due to an overall decrease in production revenue and an increase in international sales expense partially offset by decreased amortization of television and film costs and production service costs.

The decrease in segment loss for the six months ended June 30, 2009, as compared to the same period in 2008, was primarily due to decreased amortization of television and film costs and production service costs partially offset by an overall decrease in production revenue and increase in international sales expense.

In the Trading Card and Game Distribution segment, the increase in segment loss for the three and six months ended June 30, 2009, as compared to the same periods in 2008, was primarily attributable to decreased revenues largely due to the change in revenue recognition from FOB to POS sales, as well as increased allowances for returns and promotions, partially offset by decreased cost of goods sold.

Income Taxes

The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109, Accounting for Income Taxes (SFAS No. 109), requires the Company to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In view of the level of deferred tax assets as of June 30, 2009 and the Company’s historical losses from operations, the Company has determined that the application of SFAS No. 109 requires the Company to record a full valuation allowance against its net deferred tax assets.

As a result of the valuation allowance, the Company did not record a benefit from income taxes for the three and six months ended June 30, 2009, as compared to a benefit for income taxes of $28 and $0, for the same periods in 2008.

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

Our effective tax rate for 2009 and 2008 would have been a benefit of 40% had the Company not taken a valuation allowance. This rate differs slightly from the Federal statutory rate of 35% primarily due to state and local taxes.

Net Loss

As a result of the above, the Company had a net loss for the three and six months ended June 30, 2009 of $16,211 and $20,291, as compared to a net loss of $5,532 and $11,931 for the same periods in 2008.

Liquidity and Capital Resources

Financial Position

Cash and cash equivalents as of June 30, 2009 and December 31, 2008 were as follows:

	June 30,	December 31,
	2009	2008	$ Change

Cash and cash equivalents	$6,971	$13,503	$(6,532)

Long-term investments as of June 30, 2009 and December 31, 2008 were as follows:

	June 30,	December 31,
	2009	2008	$ Change

Investments	$13,773	$21,617	$(7,844)

The Company’s long-term investments principally consist of ARS, corporate bonds and preferred shares. ARS are generally rated “BBB” or better by one or more national rating agencies and have contractual maturities of up to 80 years. Of the aggregate principal amount of $36,930 in investment securities held by the Company as of June 30, 2009, 4% mature within the next 20 years, 26% mature within the next 30 years, 45% mature through 2087 and the remaining 55% have no maturity date. The Company classifies these investments as “available for sale”, in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The ARS that the Company invests in generally had interest reset dates that occurred every 7 or 35 days and despite the long-term nature of their stated contractual maturity, the historical operation of the ARS market had given the Company the ability to quickly liquidate these securities at ongoing auctions every 35 days or less.

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

As of June 30, 2009, the Company held investment securities having an aggregate principal amount of $36,930. The estimated fair market value of the investment securities held by the Company had declined by $23,157 ($22,507 prior to 2009, and $650 during 2009) to $13,773, based upon an analysis of the current market conditions of the Company’s securities made by the Company in accordance with SFAS No. 157. The Company concluded that $98 of the decline in 2009 in the fair value of the investment securities held by the Company were now other than temporarily impaired. The Company’s determination that certain of its long-term investments were other than temporarily impaired was based upon the fact that certain of the Company’s ARS ceased to pay interest according to their stated terms and that the underlying bond insurers of such securities elected to exercise their put right against the trusts, thereby exchanging the investment grade collateral in the trust with preferred stock. Accordingly, during 2009, the Company recorded an impairment charge of $98 in non-operating expense related to the securities which had previously recorded an other than temporary impairment of $7,834 in 2008. In March 2009, the Company was notified that the underlying bond insurers of one of its ARS elected to exercise their put right against the trusts, thereby exchanging the investment grade collateral in the trust with preferred stock. Based on the enhanced marketability of this security, the decline in the estimated fair value is considered to be temporarily impaired. The Company continues to monitor the market for ARS and consider its impact (if any) on the fair value of its investments. If the current market conditions deteriorate further, the Company may be required to record additional impairment charges to non-operating expense in future periods. In June 2009, the Company sold a security with a par value of $10,000 for $2,750 causing the Company to record a loss on the sale of investment of $7,250. The Company had previously recorded in accumulated other comprehensive income an unrealized loss on this security of $2,753 which was reclassed due to the sale of the investment. As of August 7, 2009, none of the investment securities held by the Company as of June 30, 2009 had been redeemed. Since the Company has the ability, and presently expects, to hold these investments until recovery of their face value, which may not be prior to the maturity of the applicable security (to the extent such security has a specified maturity date) and based on consideration of all such factors, the Company considered these investments to be temporarily impaired as such term is defined in the accounting literature as of the filing date. Accordingly, the entire balance of unrealized loss in accumulated other comprehensive income at June 30, 2009 relates to securities which the Company considers temporarily impaired. Additionally, the remaining investment securities held by the Company have continued to pay interest according to their stated terms, which the Company believes may create an incentive for the issuers to redeem these securities once the current liquidity problems in the credit market substantially improve.

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

Given the failed auctions, the Company’s investment securities are currently illiquid.  Accordingly, the Company has classified $13,773 of its investment in ARS and the securities into which certain of the ARS have been exchanged, as non-current assets at June 30, 2009 on its balance sheet due to the fact that the Company believes that the liquidity of these securities is unlikely to be restored in a period less than twelve months from such date.

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

Based on the Company’s current cash and cash equivalents, the Company’s business activities projected to generate positive cash flows, and the current, more stable economic environment, the Company expects its overall cash position to provide adequate liquidity to fund its day-to-day operations for the next twelve months. However, the illiquidity affecting a significant portion of the Company’s portfolio of investment securities is impacting the Company’s ability to make capital investments or expand its operations.

There is also a secondary market developing for some of the investment securities held by the Company, which might enable the Company to sell a portion of its investment securities at distressed prices should circumstances require the Company to access additional liquidity.  If the Company determines it is necessary to generate additional cash to fund its operations, the Company will consider all alternatives available to it, including, but not limited to sales of assets, issuance of equity or debt securities and strategic alliances with other companies. There can be no assurance, however, that the Company would be able to generate such additional cash in a timely manner or that such additional cash could be obtained on terms acceptable to the Company.

Sources and Uses of Cash

Cash flows for the six months ended June 30, 2009 and 2008 were as follows:

Sources (Uses)	2009	2008
Operating Activities	$(8,716)	$(4,594)
Investing Activities	2,476	18,892
Financing Activities	(4)	(2,873)

Working capital, consisting of current assets less current liabilities, was $7,061 as of June 30, 2009 and $17,579 as of December 31, 2008. The decrease in working capital relates primarily to the cash used to fund the Company’s operations.

Operating Activities

2009

Net cash used in operating activities for the six months ended June 30, 2009 of $8,716 primarily reflects a decrease in the Company’s business performance and a loss on the sale of investment. This decrease was offset by increased collections of the Company’s accounts receivable.

2008

Net cash used in operating activities for the six months ended June 30, 2008 of $4,594 primarily reflects a decrease in the Company’s business performance. This decrease was partially offset by increased amortization of television and film costs and the 4Kids TV broadcast fee.

Investing Activities

2009

Net cash provided by investing activities for the six months ended June 30, 2009 of $2,476 reflects proceeds from the sale of one of the Company’s investment securities for $2,750, partially offset by purchases of property and equipment.

2008

Net cash provided by investing activities for the six months ended June 30, 2008 of $18,892 reflects a shift in the Company’s investments for the period, from auction-rate securities to U.S. Treasury securities which are short in duration and are classified as cash and cash equivalents.

Financing Activities

2009

Net cash used in financing activities for the six months ended June 30, 2009 of $4 reflects the Company’s purchase of shares of its common stock classified as treasury stock on the consolidated financial statements, offset by capital contributions from the Company’s noncontrolling interests.

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

Under the CW Agreement, the Company is obligated to make quarterly minimum guaranteed payments which are subject to reduction under certain circumstances. On June 30, 2009, the Company and The CW agreed to extend the payment terms of the June 30, 2009 minimum guaranteed payment as follows:, $150 was paid on June 30, 2009; $850 was paid on July 31, 2009; and the remaining two payments of $850 are required to be paid on August 31, 2009 and September 30, 2009 with additional interest charges of 2.5% per annum due on these amounts. Additionally, in order to secure payment by the Company to the CW of future payment obligations, the Company pledged to The CW a security interest in a corporate bond which has a stated par value of $5,400. The Company and The CW share advertising revenues earned from the sale of national commercial time during The CW4Kids with The CW's share to be applied against such quarterly guarantee payments. In addition, The CW is entitled under the CW Agreement to participate in the Company's merchandising revenue from certain content broadcast on The CW4Kids, if such merchandising revenues exceed a certain annual minimum. 4Kids Ad Sales, Inc. manages and accounts for the ad revenue and costs associated with The CW4Kids.

In addition to the minimum guarantee to be paid to The CW, the Company incurs additional costs to program each broadcast block and to sell the related network advertising time. These costs include direct programming costs to acquire, adapt and deliver programming for the broadcast during the weekly broadcast blocks as well as additional indirect expenses of advertising sales, promotion and administration.

Fox Settlement Agreement - On November 9, 2008, the Company entered into an agreement with Fox to settle a pending litigation between the parties (the “Settlement Agreement”). During the six months ended June 30, 2009, the Company paid Fox $5,487 of the amounts due under the Settlement Agreement. As of June 30, 2009, the Company’s remaining financial obligation to Fox under the Settlement Agreement was approximately $763, all of which was paid to Fox in July 2009.

Recent Developments

On August 5, 2009, the Company announced that its Board of Directors has retained Montgomery & Co. to assist the Board in its evaluation of strategic alternatives. The Company notes that there can be no assurance that this evaluation will identify any transaction(s) that are attractive options for the Company.

Contractual Commitments

The Company’s contractual obligations and commitments are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. As of June 30, 2009, the Company’s remaining financial obligation to Fox under the Settlement Agreement was approximately $763, all of which was paid to Fox in July 2009. The Company’s remaining contractual obligations and commitments have not materially changed since December 31, 2008.

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

On July 29, 2009, The Upper Deck Company, LLC ("Upper Deck") filed suit in Superior Court of the State of California, County of San Diego, North County Division, against Bryan C. Gannon ("Gannon") and TC Digital Games LLC ("TC Digital"). The suit alleges misappropriation and misuse of confidential information and trade secrets of Upper Deck in connection with the Chaotic trading card game.  The complaint alleges that Gannon became privy to the Upper Deck confidential information and trade secrets during the course of Gannon's service to Upper Deck which ended on May 23, 2003. The complaint seeks monetary damages in a sum to be determined at trial and injunctive relief. The Company intends to vigorously defend its position.

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

If we are not able to maintain our listing with the New York Stock Exchange (the “NYSE”) the liquidity and market price of our common stock, and our ability to obtain financing, could be adversely affected.

On April 14, 2009, we announced that we were not in compliance with the NYSE’s continued listing standards with respect to global market capitalization and stockholders’ equity as a result of our stockholders’ equity at the end of the first quarter 2009 being equal to $74,990, or approximately $10, below the minimum NYSE stockholders’ equity requirement in effect at that time. The NYSE subsequently received approval from the Securities and Exchange Commission for a pilot program effective retroactively to May 12, 2009, to amend its listing criteria through October 31, 2009 such that a NYSE listed company that originally qualified to list under the “earnings test” such as 4Kids will be considered to be not in compliance with the NYSE’s continued listing standards if its average global market capitalization over a consecutive 30 day trading period is less than $50,000, and at the same time, its stockholders’ equity is less than $50,000. As of June 30, 2009, the Company’s stockholders’ equity is approximately $50,389. The NYSE anticipates making a subsequent rule filing prior to October 31, 2009 to make the revised listing standards permanent.

Due to the reduction of the stockholders’ equity requirement to $50,000 or more, we are deemed to be back in compliance with the NYSE’s stockholders’ equity requirement, and received a notice to this effect from NYSE Regulation, Inc. (“NYSE Regulation”) on June 1, 2009. In such notice, we were informed that if we do not meet the continued listing standards within 12 months of the date we were deemed in compliance, we would receive a formal notification letter from NYSE Regulation. The staff of NYSE Regulation would then examine the relationship between the two incidents of falling below continued listing standards and reevaluate our method of financial recovery from the first incident. The staff of NYSE Regulation would at that point take such action it believes to be appropriate, which, depending upon the circumstances could include truncating the procedures that would otherwise be applicable, or immediately initiating suspension and delisting procedures.

A delisting of our common stock could negatively impact us by reducing the liquidity and market price of our common stock, reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing.

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of the Company was held on May 22, 2009. The matters voted upon, including the number or votes cast for, against or withheld, as well as the number of abstentions and broker–non-votes, as to each such matter were as follows:

Proposal 1: All six of management’s nominees for director as listed in the Company’s 2009 proxy statement were elected with the number of votes cast for each nominee as follows:

	Shares Voted “FOR”	Shares Voted “AGAINST”	Shares “ABSTAINING”	Broker Non-Votes	Votes Withheld
Richard Block	10,027,019	N/A	N/A	N/A	1,907,059
Jay Emmett	10,312,452	N/A	N/A	N/A	1,621,626
Michael Goldstein	10,281,092	N/A	N/A	N/A	1,652,986
Alfred R. Kahn	9,782,646	N/A	N/A	N/A	2,151,432
Samuel R. Newborn	9,783,331	N/A	N/A	N/A	2,150,747
Randy O. Rissman	9,783,287	N/A	N/A	N/A	2,150,791

Proposal 2: The proposal to appoint Eisner LLP as independent auditors to audit the Company’s financial statements for the fiscal year ending December 31, 2009 was ratified by the following vote:

Shares Voted “FOR”	Shares Voted “AGAINST”	Shares “ABSTAINING”	Broker Non-Votes	Votes Withheld
11,370,193	553,670	10,215	—	—

Proposal 3: The Shareholder proposal to request that the Board of Directors of the Company implement majority voting in uncontested director elections was passed by the following vote:

Shares Voted “FOR”	Shares Voted “AGAINST”	Shares “ABSTAINING”	Broker Non-Votes	Votes Withheld
5,196,834	3,090,146	6,251	3,640,847	—

Item 6.	Exhibits.

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Joint Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

4KIDS ENTERTAINMENT, INC.

Date: August 10, 2009

By:	/s/ Alfred R. Kahn

___________________________

Alfred R. Kahn,
Chairman of the Board,
Chief Executive Officer and
Director

By:	/s/ Bruce R. Foster

___________________________

Bruce R. Foster,
Executive Vice President,
Treasurer, Chief Financial
Officer and Principal Accounting
Officer