Form 10-Q
period 2009-09-30
4 KIDS ENTERTAINMENT INC
filed 2009-11-09
CIK 58592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

      As of November 6, 2009, the number of shares outstanding of the registrant’s common stock, par value $.01 per share was 13,352,053.

4Kids Entertainment, Inc. and Subsidiaries

Table of Contents

		Page #
Part I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008	2
	Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2009 and 2008	3
	Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the nine months ended September 30, 2009 (Unaudited) and the year ended December 31, 2008	4
	Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2009 and 2008	5
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39
Item 4.	Controls and Procedures	39
Part II—OTHER INFORMATION
Item 1.	Legal Proceedings	40
Item 1A	Risk Factors	40
Item 6.	Exhibits	41
Signatures		42

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2009 and DECEMBER 31, 2008

(In thousands of dollars, except share data)

ASSETS:	September 30, 2009	December 31, 2008
Current assets:	(Unaudited)
Cash and cash equivalents	$3,573	$13,503
Accounts receivable - net	9,808	22,818
Inventories - net	5,153	4,241
Prepaid income taxes	127	137
Prepaid expenses and other current assets	3,807	1,876
Deferred income taxes	139	127
Total current assets	22,607	42,702

Property and equipment - net	3,402	4,287
Long term investments	14,179	21,617
Accounts receivable - noncurrent, net	255	655
Film and television costs - net	16,899	16,661
Other assets - net (includes related party amounts of $7,816 and $6,638, respectively)	17,370	14,652
Total assets	$74,712	$100,574

LIABILITIES AND EQUITY:
Current liabilities:
Due to licensors	$6,507	$5,651
Accounts payable and accrued expenses	13,618	16,202
Deferred revenue	1,551	3,270
Total current liabilities	21,676	25,123

Deferred rent	356	460
Total liabilities	22,032	25,583

Commitments and contingencies (Note 10)
4Kids Entertainment, Inc. shareholders’ equity
Preferred stock, $.01 par value - authorized, 3,000,000 shares; none issued	—	—
Common stock, $.01 par value - authorized, 40,000,000 shares; issued, 15,411,099 and 15,246,579 shares; outstanding 13,352,053 and 13,227,019 shares in 2009 and 2008, respectively	154	152
Additional paid-in capital	66,991	65,107
Accumulated other comprehensive loss	(14,237)	(17,396)
Retained earnings	42,711	63,504
	95,619	111,367
Less cost of 2,059,046 and 2,019,560 treasury shares in 2009 and 2008, respectively	36,434	36,376
Total shareholders’ equity of 4Kids Entertainment, Inc.	59,185	74,991
Noncontrolling interests	(6,505)	—
Total equity	52,680	74,991
Total liabilities and equity	$74,712	$100,574

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(In thousands of dollars, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net revenues:
Service revenue	$5,736	$10,534	$20,077	$34,620
Product revenue	1,534	7,250	1,786	14,743
Total net revenues	7,270	17,784	21,863	49,363

Costs and expenses:
Selling, general and administrative	11,022	13,937	33,763	39,892
Production service costs	482	1,710	2,503	5,245
Cost of sales of trading cards	1,547	3,447	2,811	6,360
Amortization of television and film costs	1,438	1,864	3,695	5,269
Amortization of 4Kids TV broadcast fee	—	3,041	—	12,150
Total costs and expenses	14,489	23,999	42,772	68,916

Loss from operations	(7,219)	(6,215)	(20,909)	(19,553)

Interest income	178	689	925	2,096
Impairment on investment securities	(71)	—	(169)	—
Loss on sale of investment securities	—	—	(7,250)	—
Total other (expense) income	107	689	(6,494)	2,096

Loss before income taxes	(7,112)	(5,526)	(27,403)	(17,457)

Benefit from income taxes	—	—	—	—

Noncontrolling interest	—	251	—	251

Net loss	(7,112)	(5,275)	(27,403)	(17,206)

Net loss attributable to noncontrolling interests (Note 11)	2,109	—	6,610	—

Net loss attributable to 4Kids Entertainment, Inc.	$(5,003)	$(5,275)	$(20,793)	$(17,206)

Per share amounts:

Basic loss per share attributable to 4Kids Entertainment Inc. common shareholders	$(0.37)	$(0.40)	$(1.56)	$(1.31)

Diluted loss per share attributable to 4Kids Entertainment Inc. common shareholders	$(0.37)	$(0.40)	$(1.56)	$(1.31)

Weighted average common shares
outstanding - basic	13,352,053	13,153,508	13,286,726	13,166,281

Weighted average common shares
outstanding - diluted	13,352,053	13,153,508	13,286,726	13,166,281

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE LOSS

NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED) AND THE YEAR ENDED DECEMBER 31, 2008

(In thousands of dollars and shares)

	4Kids Entertainment, Inc. Shareholders
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Less Treasury Stock	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
BALANCE, DECEMBER 31, 2007	15,100	$151	$63,679	$100,323	$(2,562)	$(33,503)	$128,088	$—	$128,088
Issuance of common stock and stock options exercised	147	1	1,428	—	—	—	1,429	—	1,429
Acquisition of treasury stock, at cost	—	—	—	—	—	(2,873)	(2,873)	—	(2,873)
Comprehensive loss:
Net loss	—	—	—	(36,819)	—	—	(36,819)	—	(36,819)
Translation adjustment	—	—	—	—	(1,348)	—	(1,348)	—	(1,348)
Unrealized loss on marketable securities	—	—	—	—	(13,486)	—	(13,486)	—	(13,486)
Total comprehensive loss	—	—	—	—	—	—	(51,653)	—	(51,653)

BALANCE, DECEMBER 31, 2008	15,247	$152	$65,107	$63,504	$(17,396)	$(36,376)	$74,991	$—	$74,991
Issuance of common stock and stock options exercised	164	2	1,884	—	—	—	1,886	—	1,886
Capital contribution from noncontrolling interests	—	—	—	—	—	—	—	105	105
Acquisition of treasury stock, at cost	—	—	—	—	—	(58)	(58)	—	(58)
Comprehensive loss:
Net loss	—	—	—	(20,793)	—	—	(20,793)	(6,610)	(27,403)
Translation adjustment	—	—	—	—	428	—	428	—	428
Unrealized gain on investment securities	—	—	—	—	2,731	—	2,731	—	2,731
Total comprehensive loss	—	—	—	—	—	—	(17,634)	(6,610)	(24,244)

BALANCE, SEPTEMBER 30, 2009	15,411	$154	$66,991	$42,711	$(14,237)	$(36,434)	$59,185	$(6,505)	$52,680

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(In thousands of dollars)
	2009	2008
Cash flows from operating activities:
Net loss	$(27,403)	$(17,206)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,211	1,128
Amortization of television and film costs	3,695	5,269
Amortization of 4Kids TV broadcast fee	—	12,150
Provision for doubtful accounts	95	350
Impairment on investment securities	169	—
Loss on sale of investment securities	7,250	—
Inventory	(912)	(1,772)
Accounts receivable	13,474	3,802
Film and television costs	(3,933)	(6,738)
Prepaid income taxes	10	194
Prepaid 4Kids TV broadcast fee	—	(5,760)
Prepaid expenses and other current assets	(1,932)	629
Other assets - net	(2,577)	(5,006)
Due to licensors	613	2,671
Accounts payable and accrued expenses	(729)	5,296
Deferred revenue	(1,719)	332
Deferred rent	(104)	(123)
Net cash used in operating activities	(12,792)	(4,784)

Cash flows from investing activities:
Proceeds from sale of investments	2,750	24,975
Purchase of property and equipment	(326)	(1,356)
Net cash provided by investing activities	2,424	23,619

Cash flows from financing activities:
Proceeds from exercise of stock options	—	232
Capital contribution from noncontrolling interests	105	—
Purchase of treasury shares	(58)	(2,873)
Net cash provided by (used in) financing activities	47	(2,641)

Effect of exchange rate changes on cash and cash equivalents	391	(142)

Net (decrease) increase in cash and cash equivalents	(9,930)	16,052

Cash and cash equivalents, beginning of period	13,503	24,872

Cash and cash equivalents, end of period	$3,573	$40,924

Supplemental disclosure of cash flow information:
Cash paid during period for income taxes	$70	$55
Supplemental schedule of non-cash investing and financing activities
Unrealized gain (loss) on marketable securities included in other comprehensive loss	$2,731	$(16,158)

Vesting of restricted shares	$1,886	$1,197

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The consolidated financial statements, except for the December 31, 2008 consolidated balance sheet and the consolidated statement of changes in equity and comprehensive loss for the year ended December 31, 2008, are unaudited and should be read in conjunction with audited consolidated financial statements and notes thereto for the year ended December 31, 2008 as presented in our Annual Report on Form 10-K. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position of the Company as of September 30, 2009 and December 31, 2008, and the results of operations for the three and nine months ended September 30, 2009 and 2008, and changes in equity and comprehensive loss for the nine months ended September 30, 2009 and the year ended December 31, 2008, and cash flows for the nine months ended September 30, 2009 and 2008. Because of the inherent seasonality and changing trends of the toy, game, entertainment and advertising industries, operating results for the Company on a quarterly basis may not be indicative of operating results for the full year.

Revenue Recognition – Merchandise licensing revenues: Licensing revenues, net of licensor participations, are recognized when the underlying royalties from the sales of the related products are earned. If the Company has no significant direct continuing involvement with the underlying Property or obligation to the licensee, the Company recognizes guaranteed royalties, net of licensor participations, at the time the arrangement becomes effective as long as the license period has commenced. Where the Company has significant continuing direct involvement with the underlying Property or obligation to the licensee, guaranteed minimum royalties, net of licensor participations, are recognized ratably over the term of the license or based on sales of the related products, if greater. Licensing advances and guaranteed payments collected but not yet earned by the Company are classified as deferred revenue in the accompanying consolidated balance sheets.

Broadcast advertising revenues: Advertising revenues are recognized when the related commercials are aired and are recorded net of agency commissions and net of an appropriate reserve when advertising is sold together with a guaranteed audience delivery. Internet advertising revenues are recognized on the basis of impression views in the period the advertising is displayed.

Episodic television series revenues: Television series initially produced for networks and first-run syndication are generally licensed to domestic and foreign markets concurrently or licensed to foreign markets with a one year lag from the domestic broadcast of the series. The length of the revenue cycle for episodic television varies depending on the number of seasons a series remains in active exploitation. Revenues arising from executed television license agreements, net of licensor participations, are recognized in the period that the films or episodic television series are available for telecast.

Production and adaptation costs charged to the licensors of television rights to Properties represented by the Company are included in net revenues and the corresponding costs are included in production service costs in the accompanying consolidated statements of operations. Production service costs included in net revenues amounted to $424 and $2,088 for the three and nine months ended September 30, 2009, respectively and $1,684 and $4,982 for the three and nine months ended September 30, 2008, respectively.

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

Trading card revenues: The Financial Accounting Standards Board (“FASB”) provides guidance on how and when to recognize revenues for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables are required to be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration must be allocated among the separate units of accounting based on their relative fair values. The Company has determined that because its trading card game is provided with a web component, there is a multiple deliverable arrangement. However, since no purchase of trading cards is necessary to access the website and virtual cards are available free of charge to users who register on the website, the Company has determined that the selling price of the trading cards should be fully attributable to the cards. Many of the Company’s larger trading card distributors, who service mass market retailers, have changed to a point-of-sale (“POS”) model in response to the demands from such retailers and the Company has entered into agreements with these distributors reflecting such a change. Under the POS model, sales are recorded once the sales are made to the ultimate consumer. Distributors and retailers not under the POS model remain under the FOB shipping point model in which sales are recorded, net of a reserve for returns and allowance, upon shipment to distributors.

Revenue generated from merchandise licensing, broadcast advertising, episodic television series, home video, and music are classified as service revenue on the consolidated statement of operations while revenue generated from the sale of trading cards is classified as product revenue.

Fair Value Measurements - The fair values of the Company’s financial instruments reflect the estimates of amounts that would be received from selling an asset in an orderly transaction between market participants at the measurement date. The fair value estimates presented in this report are based on information available to the Company as of September 30, 2009 and December 31, 2008.

The carrying values of cash and cash equivalents approximate fair value. The Company has estimated the fair value of its investment in auction rate securities (“ARS”) and other long-term investments using unobservable inputs at September 30, 2009. The authoritative guidance issued by the FASB includes a fair value hierarchy based on three levels of inputs, the first two of which are considered observable and the last of which is considered unobservable, that may be used to measure fair value. The three levels are the following:

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

Investments – The Company’s long-term investments principally consist of ARS, corporate bonds and preferred shares. ARS are generally rated “BBB” or better by one or more national rating agencies and have contractual maturities of up to 80 years. Of the aggregate principal amount of $36,930 in investment securities held by the Company as of September 30, 2009, 4% mature within the next 20 years, 26% mature within the next 30 years, 45% mature through 2087 and the remaining 55% have no maturity date. The Company classifies these investments as “available for sale”, in accordance with the authoritative guidance issued by the FASB for certain investments in debt and equity securities. The ARS that the Company invests in generally had interest reset dates that occurred every 7 or 35 days and despite the long-term nature of their stated contractual maturity, the historical operation of the ARS market had given the Company the ability to quickly liquidate these securities at ongoing auctions every 35 days or less.

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

As of September 30, 2009, the Company held investment securities having an aggregate principal amount of $36,930. The estimated fair market value of the investment securities held by the Company had declined by $22,751 ($22,507 prior to 2009, and $244 during 2009) to $14,179, based upon an analysis of the current market conditions of the Company’s securities made by the Company in accordance with authoritative guidance issued by the FASB. The Company concluded that $169 of the decline in 2009 in the fair value of the investment securities held by the Company were now other than temporarily impaired. The Company’s determination that certain of its long-term investments were other than temporarily impaired was based upon the fact that certain of the Company’s ARS ceased to pay interest according to their stated terms and that the underlying bond insurers of such securities elected to exercise their put right against the trusts, thereby exchanging the investment grade collateral in the trust with preferred stock. Accordingly, during 2009, the Company recorded an impairment charge of $169 in non-operating expense related to the securities which had previously recorded an other than temporary impairment of $7,834 in 2008. In March 2009, the Company was notified that the underlying bond insurers of one of its ARS elected to exercise their put right against the trusts, thereby exchanging the investment grade collateral in the trust with preferred stock. Based on the enhanced marketability of this security, the decline in the estimated fair value is considered to be temporarily impaired. The Company continues to monitor the market for ARS and consider its impact (if any) on the fair value of its investments. If the current market conditions deteriorate further, the Company may be required to record additional impairment charges to non-operating expense in future periods. In June 2009, the Company sold a security with a par value of $10,000 for $2,750 causing the Company to record a loss on the sale of investment of $7,250. The Company had previously recorded in accumulated other comprehensive income an unrealized loss on this security of $2,753 which was reclassed due to the sale of the investment. As of November 6, 2009, none of the investment securities held by the Company as of September 30, 2009 had been redeemed. Since the Company has the ability, and presently expects, to hold these investments until recovery of their face value, which may not be prior to the maturity of the applicable security (to the extent such security has a specified maturity date) and based on consideration of all such factors, the Company considered these investments to be temporarily impaired as such term is defined in the accounting literature as of the filing date. Accordingly, the entire balance of unrealized loss in accumulated other comprehensive income at September 30, 2009 relates to securities which the Company considers temporarily impaired. Additionally, the remaining investment securities held by the Company have continued to pay interest according to their stated terms, which the Company believes may create an incentive for the issuers to redeem these securities once the current liquidity problems in the credit market substantially improve.

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

Given the failed auctions, the Company’s investment securities are currently illiquid.  Accordingly, the Company has classified $14,179 of its investment in ARS and the securities into which certain of the ARS have been exchanged, as non-current assets at September 30, 2009 on its balance sheet due to the fact that the Company believes that the liquidity of these securities is unlikely to be restored in a period less than twelve months from such date.

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

Based on the Company’s current cash and cash equivalents, the addition of $9,790 from the sale of the “Teenage Mutant Ninja Turtles” Property in October 2009 (see Note 12, Subsequent Events), and the current, more stable economic environment, the Company expects its overall cash position to provide adequate liquidity to fund its day-to-day operations for the next twelve months. However, the illiquidity affecting a significant portion of the Company’s portfolio of investment securities is impacting the Company’s ability to make capital investments or expand its operations.

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

Film and Television Costs – The Company's cost of production for television programming, including overhead, participations and talent residuals is capitalized and amortized in accordance with authoritative guidance issued by the FASB using the individual-film-forecast method under which such costs are amortized for each television program in the ratio that revenue earned in the current period for such program bears to management’s estimate of the ultimate revenues to be realized from all media and markets for such program. Management regularly reviews, and revises when necessary, its ultimate revenue estimates on a title-by-title basis, which may result in a change in the rate of amortization applicable to such title and/or a write-down of the value of such title to estimated fair value. These revisions can result in significant quarter-to-quarter and year-to-year fluctuations in film write-downs and rates of amortization. If a total net loss is projected for a particular title, the associated film and television costs are written down to estimated fair value. All exploitation costs, including advertising and marketing costs are expensed as incurred. Television adaptation and production costs that are adapted and/or produced are stated at the lower of cost, less accumulated amortization, or fair value.

Translation of Foreign Currency - In accordance with authoritative guidance issued by the FASB, the Company classifies items as “other comprehensive income” by their nature in the financial statements and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet. The assets and liabilities of the Company’s foreign subsidiary, 4Kids International have been recorded in their local currency and translated to U.S. dollars using period-end exchange rates. Income and expense items have been translated at the average rate of exchange prevailing during the period. Any adjustment resulting from translating the financial statements of the foreign subsidiary is reflected as “other comprehensive income”, net of related tax. Comprehensive loss for the three and nine months ended September 30, 2009 was $4,651 and $17,634, respectively, which included translation adjustments of $(125) and $428 for the respective periods. Comprehensive loss for the three and nine months ended September 30, 2008 was $11,070 and $34,020, respectively, which included translation adjustments of $(678) and $(656) for the respective periods.

Recently Adopted Accounting Standards - In June 2009, the FASB established the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the United States Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The adoption of the Codification by the Company did not have a material impact on its consolidated financial statements or results of operations.  In accordance with the FASB’s guidance, the Company’s notes to consolidated financial statements will explain accounting concepts rather than cite the topics of specific U.S. GAAP.

In May 2009, the FASB issued authoritative guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance sets forth (1) the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that should be made about events or transactions that occurred after the balance sheet date. This guidance is currently effective and its adoption did not have an impact on the Company’s consolidated financial position and results of operations.

In April 2009, the FASB issued authoritative guidance amending the existing guidance for other-than-temporary impairment of debt securities to make the guidance more operational and to improve disclosure. This guidance is currently effective and its adoption did not have an impact on the Company’s consolidated financial position and results of operations.

In April 2009, the FASB issued authoritative guidance that principally requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. This guidance is currently effective and its adoption did not have an impact on the Company’s consolidated financial position and results of operations.

Recently Issued Accounting Standards - In June 2009, the FASB issued authoritative guidance that is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial position and results of operations.

In August 2009, the FASB issued authoritative guidance regarding the measurement of liabilities at fair value when a quoted price in an active market is not available.  In these circumstances, a valuation technique should be applied that uses either the quote of the liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance, such as an income approach or a market approach.  The guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  This guidance is effective for interim periods beginning on or after June 15, 2010. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial position and results of operations.

In October 2009, the FASB issued authoritative guidance which will allow companies to allocate arrangement consideration to multiple deliverables. The guidance provides principles and application guidance on whether multiple deliverables exist, how an arrangement should be separated, and the consideration allocated. The guidance requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of the selling price. The guidance eliminates the use of the residual method, requires entities to allocate revenue using the relative-selling-price method and significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The guidance requires new and expanded disclosures and is applied prospectively to revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 or retrospectively for all periods presented. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial position and results of operations.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values and estimated fair values of the Company’s financial instruments for the periods presented are as follows:

	Estimated Fair Value Measurements
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2009:
Financial assets
Cash and cash equivalents	$3,573	$3,573	$—	$—
Total short-term investments	$3,573	$3,573	$—	—
Available for sale investments
Auction rate securities	$10,191	$—	$—	$10,191
Corporate obligations	3,472	—	—	3,472
Preferred shares	516	—	—	516
Total long-term investments	$14,179	$—	$—	$14,179

Total financial assets	$17,752	$3,573	$—	$14,179

December 31, 2008:
Financial assets
Cash and cash equivalents	$13,503	$13,503	$—	$—
Total short-term investments	$13,503	$13,503	$—	—
Available for sale investments
Auction rate securities	$18,871	$—	$—	$18,871
Corporate obligations	2,430	—	—	2,430
Preferred shares	316	—	—	316
Total long-term investments	$21,617	$—	$—	$21,617

Total financial assets	$35,120	$13,503	$—	$21,617

Level 1- The Company’s Level 1 assets consist of cash, U.S. Treasury securities with original maturities of three months or less.

Level 2 - At September 30, 2009 and December 31, 2008, the Company had no investments which were considered to be Level 2 assets.

Level 3 – The Company’s Level 3 assets consist of the Company’s investment in ARS, corporate obligations, and preferred shares. The recent uncertainties in the credit markets have hindered the Company and other investors from liquidating their holdings of these securities for the nine months ended September 30, 2009 and the year ended December 31, 2008, because the amount of securities submitted for sale has exceeded the amount of purchase orders.

The carrying value of the Company’s investments in its Level 3 assets, as of September 30, 2009 and December 31, 2008, represents the Company’s best estimate of the fair value of these investments based on currently available information. The Company estimates the fair values of the investment securities quarterly based upon consideration of such factors as: issuer and insurer credit rating; comparable market data, if available; current market conditions; the credit quality of the investment securities; the rate of interest received since the date the auctions began; yields of securities similar to the underlying investment securities; and, until September 2008, broker-dealers’ statements provided by the investment bank through which the Company held such securities. These considerations are used to determine a range of values for each security from moderate to highly conservative. The Company has based its evaluation on the mid-point of that range. Specifically, the Company considered the composition of the collateral supporting the investment securities and the default probabilities of the collateral underlying the ARS in its overall valuation of each security. The Company has also researched the secondary market, and while such a market may be available, there is no guarantee that such a market will exist at any particular point in time. Additionally, the Company looked at the probabilities of default, probabilities of successful auctions and probabilities of earning the maximum (failed auction) rate for each period. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the Company may be required to further adjust the carrying value of its investment securities through additional devaluations.

The table below provides a summary of changes in fair value for the Company’s available for sale investments:

	September 30, 2009
	Amortized Cost	Unrealized Loss	Estimated Fair Value
Long-term investments:
Auction Rate securities	$18,680	$(8,489)	$10,191
Corporate obligations	5,400	(1,928)	3,472
Preferred shares	12,850	(12,334)	516
Total long-term investments	$36,930	$(22,751)	$14,179

	December 31, 2008
	Amortized Cost	Unrealized Loss	Estimated Fair Value
Long-term investments:
Auction Rate securities	$33,380	$(14,509)	$18,871
Corporate obligations	5,400	(2,970)	2,430
Preferred shares	8,150	(7,834)	316
Total long-term investments	$46,930	$(25,313)	$21,617

The following table presents additional information about assets measured at fair value using Level 3 inputs for the nine months ended September 30, 2009:

	Long-Term
	Auction Rate Securities	Corporate Bonds	Preferred Shares	Total
Balance as of January 1, 2009	$18,871	$2,430	$316	$21,617

Unrealized gain (loss) – temporarily impaired – included in other comprehensive income	3,102	1,042	(1,413)	2,731

Unrealized loss – included in earnings	—	—	(169)	(169)

Proceeds from sales or settlements	(2,750)	—	—	(2,750)

Realized loss on sale or settlements	(7,250)	—	—	(7,250)

Converted to preferred shares	(1,782)	—	1,782	—

Balance as of September 30, 2009	$10,191	$3,472	$516	$14,179

4. STOCK-BASED EMPLOYEE COMPENSATION

The Company has stock-based compensation plans for employees and non-employee members of the Board of Directors. The plans provide for discretionary grants of stock options, shares of restricted stock, and other stock-based awards. The plans are administered by the Compensation Committee of the Board of Directors, consisting of non-employee directors.

The Company records stock compensation utilizing the modified prospective method provided in the definitive guidance by the SEC whereby prior periods are not restated for comparability. The Company’s recognition of stock-based compensation expense in the statement of operations over the vesting period is based on the fair value of the award at the grant date. All of the Company’s outstanding options were fully vested at the time the Company adopted this guidance and the Company has not subsequently granted any such options.

The following table summarizes activity under our stock option plans for the nine months ended September 30, 2009:

	Shares under Options (in thousands)	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	1,301	$20.76
Granted	—	—
Exercised	—	—
Forfeited	(429)	22.29
Outstanding at September 30, 2009	872	$20.01	0.93	$—

Exercisable at September 30, 2009	872	$20.01	0.93	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company’s common stock on the date of determination for those awards that have an exercise price currently below the closing price. As of September 30, 2009, there were no options outstanding to purchase shares with an exercise price below the quoted price of its common stock. During the nine months ended September 30, 2009 and 2008, the aggregate intrinsic value of options exercised under its stock option plans was $0, determined as of the date of exercise.

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

A summary of restricted stock award activity under the Company’s LTICPs as of September 30, 2009 and changes during the nine months then ended is presented as follows:

	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2009	465	$11.11
Granted	378	1.46
Vested	(164)	11.46
Forfeited	(4)	10.83
Outstanding at September 30, 2009	675	$5.62

The Company recognized $517 and $1,467 of compensation costs related to the LTICPs during the three and nine months ended September 30, 2009, respectively and $490 and $1,170 of compensation costs during the three and nine months end September 30, 2008, respectively. Additionally, as of September 30, 2009, there was approximately $485, $1,252, $1,000 and $329 of unrecognized compensation cost related to restricted stock awards granted under the Company’s 2008, 2007, 2006 and 2005 LTICPs, respectively. The cost is expected to be recognized over a remaining weighted-average period of 2.6, 1.6, 1.7 and 0.6 years under the 2008, 2007, 2006 and 2005 LTICPs, respectively. There were approximately 97,000, 37,000 and 31,000 shares of restricted stock that vested during the nine months ended September 30, 2009 related to the 2007, 2006 and 2005 LTICPs, respectively.

Availability for Future Issuance - As of September 30, 2009, (i) options to purchase approximately 1,482,000 shares of the Company’s common stock were available for future issuance under the Company’s stock option plans and (ii) options to purchase a maximum of approximately 255,000 shares of the Company’s common stock were available for future issuance under the Company’s LTICPs, reduced by four shares for each share of restricted stock awarded under the 2006 and 2005 LTICPs, under which an aggregate of 93,000 shares of the 255,000 total shares were available for issuance as options, and reduced by two shares for each share of restricted stock awarded under the 2008 and 2007 LTICPs, under which an aggregate of 162,000 of the 255,000 total shares were available for issuance as options.

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

The Company has deferred all amounts received under the contract, and recognizes revenue as the Current Music Assets and Future Music Assets generate revenue over the contract term. The Company expects and continues to produce additional new music which, based on the success of the administrative service, continues to supply the unaffiliated third party with this content. Since the Company continues to deliver more than the amount of music required to be delivered under the Music Agreement, there is no way to appropriately record the fair value of the future amounts to be delivered. Based on authoritative guidance issued by the FASB, the Company’s inability to fair value the future portion of the music deliverables results in the entire amount recorded as deferred revenue. The most appropriate and systematic method of accounting for this revenue relating to the deferred portion would be to reduce this deferred amount dollar for dollar based on the actual music earnings of the Company. Pursuant to the above, the Company recognized revenues of $151 and $418 for the three and nine months ended September 30, 2009, respectively, and $165 and $434 for the three and nine months ended September 30, 2008, respectively. The Company has included $942 and $1,360 as deferred revenue on the accompanying consolidated balance sheets as of September 30, 2009 and December 31, 2008, respectively.

Home Video - At various dates since May 2002, 4Kids Home Video entered into various agreements with an unaffiliated third party home video distributor (the “Video Distributor”) pursuant to which 4Kids Home Video provides ongoing advertising, marketing and promotional services with respect to certain home video titles that are owned or controlled by the Company and which are distributed by the Video Distributor. The Video Distributor has paid the Company cumulative advances of $4,119 against 4Kids Home Video’s share of the distribution and service fee proceeds to be realized by 4Kids Home Video from such titles. Pursuant to the above, the Company recognized revenue of $30 and $131 for the three and nine months ended September 30, 2009, respectively, and $7 and $195 for the three and nine months ended September 30, 2008, respectively. The Company has included $80 and $211 as deferred revenue on the accompanying consolidated balance sheets as of September 30, 2009 and December 31, 2008, respectively.

Other Agreements - In addition, the Company entered into other agreements for various Properties and advertising time on 4Kids TV in which the Company has received certain advances and/or minimum guarantees. As of September 30, 2009 and December 31, 2008, the unearned portion of these advances and guaranteed payments was $529 and $1,699, respectively, and is included in deferred revenue on the accompanying consolidated balance sheets.

6. INCOME TAXES

The (provision for) benefit from income taxes consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Current	$—	$—	$—	$—
Deferred	3,772	1,849	11,214	6,935
	$3,772	$1,849	$11,214	$6,935
Less: Changes in valuation allowance	(3,772)	(1,849)	(11,214)	(6,935)
Total	$—	$—	$—	$—

The Company and its wholly-owned subsidiaries file income tax returns in the United States and in the United Kingdom. Income tax expense (benefit) is provided for using the asset and liability method provided for in the authoritative guidance issued by the FASB. Deferred income taxes are recognized at currently enacted tax rates for the expected future tax consequences attributable to temporary differences between amounts reported for income tax purposes and financial reporting purposes. Deferred taxes are not provided for the undistributed earnings of our subsidiary operating outside the U.S. that have been permanently reinvested in the United Kingdom. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has not recorded any liability for unrecognized tax benefits. It is difficult to predict what would occur to change the Company’s unrecognized tax benefits over the next twelve months. The Company believes, however, that there should be no change during the next twelve months.

The Company is no longer subject to examinations by income tax authorities in most jurisdictions for years prior to 2004. The Company’s 2006 U.S. Federal Income Tax Return is currently under examination by the Internal Revenue Service.

7. EARNINGS PER SHARE

The Company computes basic EPS based solely on the weighted average number of common shares outstanding during the period in accordance with authoritative guidance issued by the FASB. Diluted EPS reflects all potential dilution of common stock. The following table reconciles Basic EPS with Diluted EPS for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended			Nine Months Ended
September 30, 2009	Net Loss	Weighted Average Shares	Per Share	Net Loss	Weighted Average Shares	Per Share
Basic loss per share attributable to 4Kids Entertainment Inc. common shareholders	$(5,003)	13,352,053	$(0.37)	$(20,793)	13,286,726	$(1.56)

Effect dilutive security – Stock options	—	—	—	—	—	—

Diluted loss per share attributable to 4Kids Entertainment Inc. common shareholders	$(5,003)	13,352,053	$(0.37)	$(20,793)	13,286,726	$(1.56)

	Three Months Ended			Nine Months Ended
September 30, 2008	Net Loss	Weighted Average Shares	Per Share	Net Loss	Weighted Average Shares	Per Share
Basic loss per share –Loss available to common shareholders	$(5,275)	13,153,508	$(0.40)	$(17,206)	13,166,281	$(1.31)

Effect dilutive security – Stock options	—	—	—	—	—	—

Diluted loss per share	$(5,275)	13,153,508	$(0.40)	$(17,206)	13,166,281	$(1.31)

For the nine months ended September 30, 2009 and 2008, 872,250 and 1,312,000 shares, respectively, attributable to the exercise of outstanding options, were excluded from the calculation of diluted EPS because the effect was antidilutive.

8. LEGAL PROCEEDINGS

On July 29, 2009, The Upper Deck Company, LLC ("Upper Deck") filed suit in Superior Court of the State of California, County of San Diego, North County Division, against Bryan C. Gannon ("Gannon") and TC Digital Games LLC ("TC Digital"). The suit alleges misappropriation and misuse of confidential information and trade secrets of Upper Deck in connection with the Chaotic trading card game.  The complaint alleges that Gannon became privy to the Upper Deck confidential information and trade secrets during the course of Gannon's service to Upper Deck which ended on May 23,

2003. The complaint seeks monetary damages in a sum to be determined at trial and injunctive relief. On October 5, 2009, Upper Deck voluntarily dismissed the suit against all defendants without prejudice.

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

9. RELATED PARTY

National Law Enforcement and Firefighters Children’s Foundation - The Company’s Chairman and Chief Executive Officer is the founder and President of The National Law Enforcement and Firefighters Children’s Foundation (the “Foundation”). The Foundation is a not-for-profit organization dedicated to helping the children of law enforcement and firefighting personnel and working with law enforcement and firefighting organizations to provide all children with valuable social and life skill programs. The Company had no contributions to the Foundation for the three and nine months ended September 30, 2009, respectively, and $29 and $90 to the Foundation for the three and nine months ended September 30, 2008, respectively.

Chaotic USA Entertainment Group, Inc. (“CUSA”) - On December 11, 2006, 4Kids Digital and CUSA LLC, entered into the TCD Agreement with respect to the operation of TC Digital as a joint venture, with 4Kids Digital owning 53% of TC Digital’s membership interests and CUSA LLC owning 47% of TC Digital’s membership interests. On December 18, 2007, 4Kids Digital purchased an additional 2% membership interest in TC Digital from CUSA LLC increasing 4Kids Digital’s ownership percentage to 55%. Pursuant to the authoritative guidance issued by the FASB (see Note 11), TC Digital is treated as a consolidated subsidiary of the Company as a result of its majority ownership in TC Digital and its right to break any dead-locks within the TC Digital Management Committee. Bryan Gannon (“Gannon”), President and Chief Executive Officer of CUSA and John Milito (“Milito”), Executive Vice President and Chief Operating Officer of CUSA, each own an interest of approximately 32% in CUSA. Additionally, on December 11, 2006, Gannon and Milito became officers of TC Digital.

As of September 30, 2009, the Company has entered into the following transactions with CUSA and CUSA LLC, or parties related to Gannon and Milito that are summarized below:

°

Employment Agreements – On December 11, 2006, TC Digital entered into employment agreements through December 31, 2009, with Gannon, to serve as its President and Chief Executive Officer and Milito, to serve as its Executive Vice President. Under the terms of the employment agreements, each of Gannon and Milito will receive an annual base salary of $350 and are eligible to receive additional bonuses at the sole discretion of TC Digital’s Management Committee, on which they serve with minority voting rights. As of September 30, 2009, no bonus had been paid with respect to the employment agreements.

°

Chaotic Property Representation Agreement – On December 11, 2006, 4Kids Licensing, CUSA and Apex Marketing, Inc. (“Apex”), a corporation in which Gannon holds 60% of the outstanding capital stock and Milito owns 39% of the outstanding capital stock, entered into an amended and restated Chaotic Property Representation Agreement (“CPRA”) replacing the original Chaotic Property Representation Agreement entered into by the parties in April 2005. Under the terms of the CPRA, 4Kids Licensing is granted exclusive television broadcast and production, merchandising licensing, and home video rights to the “Chaotic” Property worldwide in perpetuity, subject to certain limited exceptions. Under the terms of the CPRA, all “Chaotic” related income less approved merchandising and other expenses shall be distributed 50% to the Company and 50% to CUSA and Apex, excluding trading card royalties which are distributed 55% to 4Kids Digital and 45% to CUSA. Additionally, all approved production expenses for television episodes based on the “Chaotic” property are allocated 50% to 4Kids Licensing and 50% to CUSA and Apex. As of September 30, 2009 and 2008, there were no distributions and approximately $8,116 and $6,204, respectively, of production, merchandising and other general expenses were owed to 4Kids Licensing by CUSA and Apex, collectively.

°

Patent License Agreements – On December 11, 2006, TC Digital and TC Websites each entered into an agreement (the “Patent License Agreements”) with Cornerstone Patent Technologies, LLC (“Cornerstone”), a limited liability company, in which Gannon and Milito each hold a 25% membership interest. Pursuant to the Patent License Agreements, TC Digital and TC Websites obtained exclusive licenses (subject to certain exceptions) to use certain patent rights in connection with “Chaotic” and other trading card games which are uploaded to websites owned and operated by each such entity. Additionally, each of TC Digital and TC Websites agreed to pay Cornerstone a royalty of 1.5% of the Manufacturers Suggested Retail Price for the sale of trading cards, which amounted to $124 and

$344, for each such entity for the three and nine months ended September 30, 2009, respectively and $191 and $390, for each such entity for the three and nine months ended September 30, 2008, respectively. On September 10, 2007, the Company purchased a 25% interest in such patents from Cornerstone for $750. During the three and nine months ended September 30, 2009, the Company earned royalties of $42 and $115, respectively, and during the three and nine months ended September 30, 2008, the Company earned royalties $128 and $260, respectively, associated with its portion of the patents relating to the sales of “Chaotic” trading cards. The royalties earned by the Company under the Patent License Agreements are eliminated in the Company’s consolidated financial statements.

°

TCD Agreement – Under the terms of the TCD Agreement, TC Digital is obligated to pay the following fees and/or royalties to: (i) 4Kids Digital equal to 3% of TC Digital’s gross revenues up to $350 per year for management services performed; (ii) 4Kids Digital and CUSA equal to 3% of net sales of each pack of trading cards sold; and (iii) the Company equal to (x) 10% of the net sales of “Chaotic” trading cards and (y) an additional 1% of net sales of “Chaotic” trading cards above $50 million during a calendar year. The Company acquired its rights to receive royalties of 10% in respect to net sales of “Chaotic” trading cards under the TCD Agreement through purchases from Dracco Company Ltd. (“Dracco”) of a 5% royalty stream on October 17, 2007, a 1% royalty stream, previously allocated to CUSA from Dracco, on December 18, 2007, a 4% royalty stream on March 17, 2008 in exchange for one-time payments of $2,250, $450 and $1,100, respectively. The consideration for the purchase of the 1% royalty stream for $450 was satisfied through the settlement of certain capital contributions required to be made by CUSA to TC Websites under the TCW Agreement. During the three and nine months ended September 30, 2009, the Company earned royalties and/or fees of $361 and $690, respectively, and CUSA earned royalties and/or fees of $73 and $151, respectively, and during the three and nine months ended September 30, 2008, the Company earned royalties and or fees of $762 and $1,574, respectively, and CUSA earned royalties and/or fees of $228 and $462, respectively, relating to the sales of “Chaotic” trading cards under the TCD agreement. The Company’s portion of royalties and its management fee were eliminated in its consolidated financial statements.

4Kids Digital is required under the terms of the TCD Agreement and the related loan and line of credit agreements to provide loans to TC Digital from time to time with a maturity date of December 31, 2010. On September 15, 2008, 4Kids Digital and TC Digital agreed to reduce the interest payable on any such loans from 12% to 9% retroactive to December 11, 2006.

°

Chaotic Merchandise License Agreement – On December 11, 2006, 4Kids Licensing, CUSA and TC Digital entered into a merchandise licensing agreement pursuant to which 4Kids Licensing and CUSA granted TC Digital exclusive rights to manufacture, produce and license “Chaotic” trading cards and related accessories through December 31, 2016. Under the terms of the agreement, TC Digital is obligated to pay a royalty on trading cards and all related accessories equal to (i) 4% of net sales to 4Kids Licensing while any amounts are outstanding to 4Kids Digital under the loan agreement or line of credit agreement or (ii) 8% of net sales of such cards and accessories, 55% of which will be paid to 4Kids Licensing and 45% of which will be paid to CUSA. During the nine months ended September 30, 2009 and 2008, no royalties had been earned under this agreement.

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

°

Interest Purchase Agreement – On March 2, 2009, TC Digital, 4Kids Entertainment, Inc. (the "Company") and Home Focus Development Ltd. (“Home Focus”) entered into various agreements pursuant to which TC Digital and Home Focus agreed to form TC Digital International Ltd. (“TDI”), an Irish Private Corporation, for the purpose of distributing “Chaotic” trading cards principally in Europe and the Middle East (“TDI Territory”) and the Company agreed to purchase a 25% interest in TDI from Home Focus (the "TDI Interest"). As a result, TDI is owned 50% by TC Digital, 25% by the Company and 25% by Home Focus. As permitted by authoritative guidance issued by the FASB and based on the Company’s controlling interest and operational control, TDI’s financial statements are included in the Company’s consolidated financial statements for the nine months ended September 30, 2009. The purchase price for the TDI Interest is an initial price of $1,575 with an obligation to pay up to an additional $1,000 (the "Conditional Payments") conditioned upon the “Chaotic” television series being telecast in the five largest European television markets (the United Kingdom, France, Germany, Spain and Italy) and/or TDI selling in excess of $10,000 of “Chaotic” trading cards. To date, the Company has entered into agreements for the telecast of the “Chaotic” television series in the UK, France and Germany, requiring the Company to make $600 of the Conditional Payments. The Company has paid Home Focus the following consideration for the TDI interest: the Company paid $475 upon execution of the various agreements and has paid the monthly installments of $125 for each of April, May, June, July and August. The Company was required to continue to pay the monthly installments of $125 through September 1, 2009, and beginning on October 1, 2009, $150 per month until such time as the balance due has been paid. However, Home Focus had not made the capital contribution to TDI of $422 required under the Shareholders Agreement, dated March 2, 2009, entered into by the Company and Home Focus with respect to TDI (the “TDI Agreement”) and as a result, the Company withheld $125 required to be paid to Home Focus on September 1, 2009, and will continue to withhold such future payments until the required capital contribution has been met.

°

TDI Shareholders Agreement – Under the TDI Agreement, the Board of Directors of TDI will consist of four directors. TC Digital has the right to elect two directors and the Company and Home Focus each have the right to elect one director. There are a number of extraordinary actions that require the consent by shareholders holding at least 80% of the voting stock of TDI in addition to approval of the Board of Directors. The TDI Agreement requires the shareholders to provide TDI with additional capital on a pro rata basis in exchange for additional equity. Under the TDI Agreement, TDI is required to pay or reimburse TC Digital for the costs and expenses associated with the printing, advertising, marketing and promotion of the “Chaotic” trading card game in the TDI Territory. In addition, TDI is responsible for reimbursing TC Digital and TC Websites for the cost of translating the “Chaotic” trading cards and “Chaotic” website into the European languages and for bandwidth and equipment charges associated with making the “Chaotic” website operational in the TDI Territory. TDI is also required to pay TC Digital and TC Websites a design fee equal to 3% and 1.5%, respectively, of net sales of “Chaotic” trading cards in the TDI Territory. During the three and nine months ended September 30, 2009, TC Digital earned royalties of $7 and $30, respectively, and during the three and nine months ended September 30, 2009, TC Websites earned royalties of $4 and $15, respectively, under this agreement arising from the net sales of “Chaotic” trading cards in the TDI Territory. The royalties earned by TC Digital and TC Websites are eliminated in the Company’s consolidated financial statements.

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

Under the CW Agreement, the Company is obligated to make quarterly minimum guaranteed payments which are subject to reduction under certain circumstances. On June 30, 2009, the Company and The CW agreed to extend the payment terms of the June 30, 2009 minimum guaranteed payment. As of September 30, 2009, all of the payments due under the extension have been paid. The Company and The CW share advertising revenues earned from the sale of national commercial time during The CW4Kids with The CW's share to be applied against such quarterly guarantee payments. In addition, The CW is entitled under the CW Agreement to participate in the Company's merchandising revenue from certain content broadcast on The CW4Kids, if such merchandising revenues exceed a certain annual minimum. 4Kids Ad Sales, Inc. manages and accounts for the ad revenue and costs associated with The CW4Kids.

As of September 30, 2009, the minimum guaranteed payment obligations under the CW Agreement are as follows:

Year Ending December 31,	Amount
2009	$9,300
2010	15,000
2011	15,000
2012	15,000
2013	8,250
Total	$62,550

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

b. Fox Settlement Agreement - On November 9, 2008, the Company entered into an agreement with Fox to settle a pending litigation between the parties (the “Settlement Agreement”). During the nine months ended September 30, 2009, the Company paid Fox the remaining obligation under the Settlement Agreement of $6,250.

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

11. NONCONTROLLING INTEREST

The Company adopted the authoritative guidance issued by the FASB which provides that all earnings and losses of a subsidiary should be attributed to the parent and the noncontrolling interests, even if the losses attributable to the noncontrolling interest result in a deficit noncontrolling interest balance. Previously, any losses exceeding the noncontrolling interests’ investment in the subsidiaries were attributed to the parent. This guidance was applied prospectively as of January 1, 2009.

The following table reflects the Company’s net loss and loss per share had the Company not attributed the losses of the subsidiary to the noncontrolling interest and remained under the previous accounting guidance.

	Three Months Ended			Nine Months Ended
September 30, 2009	Net Loss	Weighted Average Shares	Per Share	Net Loss	Weighted Average Shares	Per Share
Net Loss	$(7,112)			$(27,403)

Capital contribution from noncontrolling interest	51			105

Pro-forma net loss	(7,061)			(27,298)

Pro-forma loss per common share – basic and diluted	$(7,061)	13,352,053	$(0.53)	$(27,298)	13,286,726	$(2.05)

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

Noncontrolling interest of membership units in TC Digital represents the noncontrolling members’ proportionate share of the equity in the entity. Income is allocated to the membership units noncontrolling interest based on the ownership percentage throughout the year. As of September 30, 2009, the noncontrolling member continued to hold 45% of the equity in the entity. The following table summarizes the noncontrolling interest loss attributable to the noncontrolling equity interest in TC Digital:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
TC Digital net loss before common units noncontrolling interest	$(3,697)	$(1,042)	$(11,349)	$(4,195)
Noncontrolling interest percentage	45%	45%	45%	45%
Noncontrolling interest loss allocation	(1,664)	(469)	(5,107)	(1,888)
Less: Capital contribution from noncontrolling interest	—	—	—	—
Loss attributable to noncontrolling interest	$(1,664)	$(469)	$(5,107)	$(1,888)

As of September 30, 2009, the loss in excess of noncontrolling interest for TC Digital absorbed by 4Kids Digital, in the aggregate, since the formation of such entity is $12,800.

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

While the Company maintained a 50% ownership interest in TC Websites and did not control, but had significant influence, over such entity, the Company’s investment in TC Websites had been accounted for using the equity method in accordance with authoritative guidance issued by the FASB, due to the increased membership interest and the additional operational control, TC Websites’ financial statements are now included in the Company’s consolidated financial statements, for the three and nine months ended September 30, 2009 and 2008 and for the year ended December 31, 2008.

As of September 30, 2009, the noncontrolling member continued to hold 45% of the equity in the entity. The following table summarizes the noncontrolling interest loss attributable to the noncontrolling equity interest in TC Websites:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
TC Websites net loss before common units noncontrolling interest	$(990)	$(740)	$(3,341)	$(2,654)
Noncontrolling percentage	45%	45%	45%	45%
Noncontrolling loss allocation	(445)	(333)	(1,503)	(1,194)
Less: Capital contribution from noncontrolling interest	51	251	105	251
Loss attributable to noncontrolling interest	$(394)	$(82)	$(1,398)	$(943)

As of September 30, 2009, the loss in excess of noncontrolling interest for TC Websites absorbed by 4Kids Websites in the aggregate since the formation of such entity is $5,178.

12. SUBSEQUENT EVENTS

On October 21, 2009, the Mirage Group, sold the “Teenage Mutant Ninja Turtles” Property to Nickelodeon, a division of Viacom Inc. In connection with this transaction, the Company agreed to terminate its right to serve as the merchandise licensing agent for this Property prior to the scheduled expiration of the representation agreement in 2012 in exchange for a one-time payment of $9,790 plus the potential to receive up to an additional $1,000 upon expiration of the escrow relating to the transaction, if certain performance criteria are met.

The Company has evaluated and determined that no other significant subsequent events occurred through November 6, 2009.

13. SEGMENT AND RELATED INFORMATION

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

	Licensing	Advertising Media and Broadcast	TV and Film Production/ Distribution	Trading Card and Game Distribution	Total
Three Months Ended September 30, 2009:
Net revenues from external customers	$3,333	$411	$1,992	$1,534	$7,270
Amortization of television and film costs	—	—	1,438	—	1,438
Interest income (expense)	183	(5)	—	—	178
Impairment on investment securities	(71))	—	—	—	(71)
Segment loss	(521)	(1,292)	(1,535)	(3,764)	(7,112)

2008
Net revenues from external customers	$4,203	$2,707	$3,624	$7,250	$17,784
Amortization of television and film costs	—	—	1,864	—	1,864
Amortization of 4Kids TV broadcast fee	—	3,041	—	—	3,041
Interest income	676	13	—	—	689
Segment loss	(360)	(2,699)	(1,536)	(931)	(5,526)

Nine months Ended September 30, 2009:
Net revenues from external customers	$11,246	$1,408	$7,423	$1,786	$21,863
Amortization of television and film costs	—	—	3,695	—	3,695
Interest income	911	14	—	—	925
Loss on sale of investment securities	(7,250))	—	—	—	(7,250)
Impairment on investment securities	(169))	—	—	—	(169)
Segment loss	(7,578)	(3,898)	(3,255)	(12,672)	(27,403)
Segment assets	39,566	3,633	22,144	9,369	74,712

2008
Net revenues from external customers	$12,737	$10,405	$11,478	$14,743	$49,363
Amortization of television and film costs	—	—	5,269	—	5,269
Amortization of 4Kids TV broadcast fee	—	12,150	—	—	12,150
Interest income	2,045	44	7	—	2,096
Segment loss	(258)	(8,557)	(4,130)	(4,512)	(17,457)
Segment assets	88,019	4,979	24,527	11,738	129,263

Through the Company’s London office and network of international subagents, which allow it to license its Properties throughout the world, the Company recognized net merchandise licensing revenues from international sources, primarily in Europe, of $1,745 and $5,279 for the three and nine months ended September 30, 2009, respectively, and $3,101 and $9,001 for the three and nine months ended September 30, 2008. As of September 30, 2009 and 2008, net assets of the Company’s London office were $5,168 and $6,629, respectively.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(In thousands of dollars unless otherwise specified)

Overview

The Company’s operating results for the three and nine months ended September 30, 2009 were negatively impacted by the global economic downturn, as well as a continuing decline in the popularity of the Company’s significant Properties. As a result of the downturn, many retailers decided to reduce inventory on hand and the Company’s Trading Card and Game Distribution segment was negatively impacted by the resulting cut back by the Company’s distributors on their own orders placed with TC Digital. The overall decrease in revenues was partially offset by decreased expenses relating to the broad cost-cutting efforts of the Company.

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

Management regularly reviews, and revises when necessary, its total revenue estimates on a title-by-title basis, which may result in a change in the rate of amortization and/or a write-down of the film or television asset to estimated fair value. The Company determines the estimated fair value for individual film and television Properties based on the estimated future ultimate revenues and costs in accordance with the authoritative guidance issued by the FASB.

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

Recently Adopted Accounting Standards - In June 2009, the FASB established the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the United States Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The adoption of the Codification by the Company did not have a material impact on its consolidated financial statements or results of operations.  In accordance with the FASB’s guidance, the Company’s notes to consolidated financial statements will explain accounting concepts rather than cite the topics of specific U.S. GAAP.

In May 2009, the FASB issued authoritative guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance sets forth (1) the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that should be made about events or transactions that occurred after the balance sheet date. This guidance is currently effective and its adoption did not have an impact on the Company’s consolidated financial position and results of operations.

In April 2009, the FASB issued authoritative guidance amending the existing guidance for other-than-temporary impairment of debt securities to make the guidance more operational and to improve disclosure. This guidance is currently effective and its adoption did not have an impact on the Company’s consolidated financial position and results of operations.

In April 2009, the FASB issued authoritative guidance that principally requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. This guidance is currently effective and its adoption did not have an impact on the Company’s consolidated financial position and results of operations.

Recently Issued Accounting Standards - In June 2009, the FASB issued authoritative guidance that is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial position and results of operations.

In August 2009, the FASB issued authoritative guidance regarding the measurement of liabilities at fair value when a quoted price in an active market is not available.  In these circumstances, a valuation technique should be applied that uses either the quote of the liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance, such as an income approach or a market approach.  The guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  This guidance is effective for interim periods beginning on or after June 15, 2010. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial position and results of operations.

In October 2009, the FASB issued authoritative guidance which will allow companies to allocate arrangement consideration to multiple deliverables. The guidance provides principles and application guidance on whether multiple deliverables exist, how an arrangement should be separated, and the consideration allocated. The guidance requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of the selling price. The guidance eliminates the use of the residual method, requires entities to allocate revenue using the relative-selling-price method and significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The guidance requires new and expanded disclosures and is applied prospectively to revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 or retrospectively for all periods presented. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial position and results of operations.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenues for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenues	100%	100%	100%	100%

Costs and expenses:
Selling, general and administrative	151	78	154	81
Production service costs	7	10	11	10
Cost of sales of trading cards	21	19	13	13
Amortization of television and film costs	20	11	17	11
Amortization of 4Kids TV broadcast fee	—	17	—	25
Total costs and expenses	199	135	195	140

Loss from operations	(99)	(35)	(95)	(40)

Interest income	2	4	4	4
Impairment of investment securities	(1)	—	(1)	—
Loss on sale of investment securities	—	—	(33)	—
Total other (expense) income	1	4	(30)	4

Noncontrolling interest	—	1	—	1

Net loss	(98)%	(30)%	(125)%	(35)%

Three and nine months ended September 30, 2009 as compared to three and nine months ended September 30, 2008.

Revenues

Revenues by reportable segment and for the Company as a whole were as follows:

For the three months ended September 30, 2009 and 2008
	2009	2008	$ Change	% Change
Licensing	$3,333	$4,203	$(870)	(21)%
Advertising, Media and Broadcast	411	2,707	(2,296)	(85)
Television and Film Production/Distribution	1,992	3,624	(1,632)	(45)
Trading Card and Game Distribution	1,534	7,250	(5,716)	(79)
Total	$7,270	$17,784	$(10,514)	(59)%

For the nine months ended September 30, 2009 and 2008
	2009	2008	$ Change	% Change
Licensing	$11,246	$12,737	$(1,491)	(12)%
Advertising, Media and Broadcast	1,408	10,405	(8,997)	(86)
Television and Film Production/Distribution	7,423	11,478	(4,055)	(35)
Trading Card and Game Distribution	1,786	14,743	(12,957)	(88)
Total	$21,863	$49,363	$(27,500)	(56)%

The decrease in consolidated net revenues for the three and nine months ended September 30, 2009, as compared to the same periods in 2008, was due to a number of factors.

In the Licensing segment, decreased revenues for the three months ended September 30, 2009 were primarily attributable to:

(i)	reduced licensing revenues on the “Teenage Mutant Ninja Turtles” and “Monster Jam” Properties, domestically of approximately $350 and $100, respectively; as well as
(ii)	reduced licensing revenues on the “Yu-Gi-Oh!”, “Winx Club” and “Dinosaur King” Properties, internationally of approximately $130, $130 and $90, respectively; partially offset by
(iii)	increased revenues attributable to the “Yu-Gi-Oh!” Property, domestically of approximately $230.

In the Licensing segment, decreased revenues for the nine months ended September 30, 2009 were primarily attributable to:

(i)	reduced licensing revenues on the “Teenage Mutant Ninja Turtles”, “Yu-Gi-Oh!”, and “Shaman King” Properties, worldwide of approximately $1,000, $590 and $440, respectively;
(ii)	reduced licensing revenues on the “Winx Club” Property, internationally of approximately $280; as well as
(iii)	reduced licensing revenues on the “Cabbage Patch Kids” Property, domestically of approximately $200; partially offset by
(iv)	increased revenues attributable to the “Monster Jam” Property, domestically of approximately $1,090.

The “Yu-Gi-Oh!”, “Monster Jam”, “Teenage Mutant Ninja Turtles” and “Cabbage Patch Kids” Properties are the largest contributors with approximately 78% of the Company’s revenues in this business segment for the nine months ended September 30, 2009.

In the Advertising Media and Broadcast segment, the significant decrease in revenues for the three and nine months ended September 30, 2009, as compared to the same periods in 2008, was primarily attributable to:

(i)

The CW’s $2,550 and $8,250 minimum guaranteed shares of revenue for the three and nine months ended September 30, 2009, respectively, was offset against the Company’s revenues from the sale of network advertising time on The CW4Kids of approximately $2,636 and $8,028, respectively as compared to the same periods in the prior year in which the Fox broadcast revenue was approximately $2,544 and $8,703, respectively and the Fox broadcast fee was amortized and classified as an expense rather than offsetting revenues; partially offset by

(ii)

increased revenue from the sale of internet advertising time on the Company’s websites for the three and nine months of approximately $150 and $575, respectively, when compared to the same periods in 2008.

In the Television and Film Production/Distribution segment, the decrease in revenues for the three months ended September 30, 2009, as compared to the same period in 2008, was primarily attributable to:

(i)

decreased production service revenue from the “Teenage Mutant Ninja Turtles”, “Chaotic”, “Dinosaur King” and “Viva Piñata” television series of approximately $640, $400, $180 and $180, respectively; as well as

(ii)	decreased international broadcast sales from the “Viva Piñata” television series of approximately $260; partially offset by
(iii)	increased international broadcast sales from the “Yu-Gi-Oh!” and “Teenage Mutant Ninja Turtles” television series of approximately $280 and $220, respectively.

In the Television and Film Production/Distribution segment, the decrease in revenues for the nine months ended September 30, 2009, as compared to the same period in 2008, was primarily attributable to:

(i)	decreased production service revenue from the “Teenage Mutant Ninja Turtles”, “Viva Piñata” and “Chaotic” television series of approximately $1,340, $1,160 and $720, respectively; as well as
(ii)	decreased international broadcast sales from the “Yu-Gi-Oh!”, “Teenage Mutant Ninja Turtles” and “Viva Piñata” television series of approximately $690, $580 and $540, respectively; partially offset by
(iii)	increased international broadcast sales from the “Dinosaur King” television series of approximately $800.

The Trading Card and Game Distribution segment began to record significant revenues in the first quarter of 2008 as a result of the launch of the “Chaotic” trading card game to retail and mass market distribution. During the three and nine months ended September 30, 2009, retail sales were negatively impacted by the continued global economic downturn. As a result of the downturn, many retailers maintained reduced inventory levels, and the Company’s Trading Card and Game Distribution segment was negatively impacted by the resulting cut back by the Company’s distributors on their orders placed with TC Digital. Many of the Company’s larger trading card distributors, who service mass market retailers, have changed to a point-of-sale (“POS”) model in response to the demands from the applicable retailers and the Company has entered into agreements with these distributors reflecting such a change. Under the POS model, sales are recorded and paid for by the retailer and distributors once the sales are made to the ultimate consumer, while under the currently prevailing FOB shipping point model, sales are recorded and paid for upon shipment to distributors. In anticipation of the migration to the POS model, certain of the Company’s retailers and distributors have been significantly reducing inventory levels over the last several months, causing the Company to record reduced revenue and higher inventory levels for the three and nine months ended September 30, 2009. Additionally, due to the economic downturn and the migration to a POS model, the Company has given to these distributors allowances and promotional markdowns which have amounted to approximately $1,586 and $2,652 for the three and nine months ended September 30, 2009, respectively. As the Company’s distributors migrate to the POS model, the Company’s recognition of revenue in this segment will be modified accordingly.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 21%, or $2,915, to $11,022 for the three months ended September 30, 2009, when compared to the same period in 2008. The decrease was attributable to broad cost-cutting initiatives implemented throughout the Company and included:

(i)	decreased personnel related costs of approximately $1,260;
(ii)	decreased advertising and marketing costs of approximately $440;
(iii)	decreased website costs of approximately $310;
(iv)	decreased travel and entertainment costs of approximately $280; and
(v)	decreased international selling expenses of approximately $270.

Selling, general and administrative expenses decreased 15%, or $6,129, to $33,763 for the nine months ended September 30, 2009, when compared to the same period in 2008. The decrease was attributable to broad cost-cutting initiatives implemented throughout the Company and included:

(i)	decreased personnel related costs of approximately $1,970;
(ii)	decreased advertising and marketing costs of approximately $1,200;
(iii)	decreased international selling expenses of approximately $1,020;
(iv)	decreased travel and entertainment costs of approximately $700;
(v)	decreased website costs of approximately $610; and
(vi)	decreased professional fees of approximately $320.

Cost of Sales of Trading Cards

Cost of sales of trading cards represents finished goods inventory costs relating to the “Chaotic” trading card game. Cost of sales decreased 55%, or $1,900, to $1,547 and 56%, or $3,549, to $2,811 for the three and nine months ended September 30, 2009, respectively, when compared to the same periods in 2008. The decreases were primarily attributable to the overall decrease in trading card revenue. In an effort to increase future trading card sales, additional promotional allowances were given to retailers and distributors which caused a decrease in net trading card revenues while cost of sales in the quarter ended September 30, 2009 remained consistent with gross sales.

Production Service and Capitalized Film Costs

Production service and capitalized film costs were as follows:

For the three months ended September 30, 2009 and 2008

	2009	2008	$ Change	% Change
Production Service Costs	$482	$1,710	$(1,228)	(72)%
Amortization of Television and Film Costs	1,438	1,864	(426)	(23)

For the nine months ended September 30, 2009 and 2008

	2009	2008	$ Change	% Change
Production Service Costs	$2,503	$5,245	$(2,742)	(52)%
Amortization of Television and Film Costs	3,695	5,269	(1,574)	(30)

The decrease in production service costs during the three months ended September 30, 2009, as compared to the same period in 2008, was primarily due to decreased production costs for the “Teenage Mutant Ninja Turtles” and “Chaotic” television series. Production service costs decreased for the nine months ended September 30, 2009, as compared to the same period in 2008 primarily due to decreased costs for the “Teenage Mutant Ninja Turtles”, “Viva Piñata” and “Chaotic” television series. When the respective costs are incurred, the Company categorizes them as production service costs and reflects a corresponding amount in revenues for the amounts billed back to the property owners.

The decrease in amortization of television and film costs for the three months ended September 30, 2009, as compared to the same periods in 2008 is due to a decrease relating to the “Teenage Mutant Ninja Turtles” and “Chaotic” television series, partially offset by increased amortization relating to the “GoGoRiki” television series. Amortization of television and film costs decreased for the nine months ended September 30, 2009, as compared to the same periods in 2008 primarily due to decreased amortization relating to the “Teenage Mutant Ninja Turtles” and “Viva Piñata” television series, partially offset by increased amortization relating to the “GoGoRiki” television series.

As of September 30, 2009, there was $16,899 of capitalized film production costs recorded in the Company’s consolidated balance sheet relating primarily to various stages of production on 362 episodes of animated programming. Based on management’s ultimate revenue estimates as of September 30, 2009, approximately 49% of the total completed and unamortized film and television costs are expected to be amortized during the next year, and over 90% of the total completed and unamortized film and television costs are expected to be amortized during the next three years.

4Kids TV Broadcast Fee

For the three months ended September 30, 2009 and 2008

	2009	2008	$ Change	% Change
Amortization of 4Kids TV Broadcast Fee	$—	$3,041	$(3,041)	—%

For the nine months ended September 30, 2009 and 2008

	2009	2008	$ Change	% Change
Amortization of 4Kids TV Broadcast Fee	$—	$12,150	$(12,150)	—%

Due to the termination of the Fox Agreement on December 31, 2008, there is no longer amortization of the 4Kids TV broadcast fee, as the fee has been fully amortized. The minimum guaranteed payment obligations under the CW Agreement are offset against the Company’s revenues from the sale of network advertising time on The CW4Kids rather than being amortized as a broadcast fee.

Interest Income

Interest income decreased 74%, or $511, to $178 and 56%, or $1,171, to $925 for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008, primarily as a result of lower cash balances and the Company‘s investments yielding lower interest rates than the prior period.

Impairment in Investment Securities

As of September 30, 2009, the Company held investment securities having an aggregate principal amount of $36,930. The estimated fair market value of the investment securities held by the Company had declined by $22,751 ($22,507 prior to 2009, and $244 during 2009) to $14,179, based upon an analysis of the current market conditions of the Company’s securities made by the Company in accordance with authoritative guidance issued by the FASB. The Company concluded that $169 of the decline in 2009 in the fair value of the investment securities held by the Company were now other than temporarily impaired. The Company’s determination that certain of its long-term investments were other than temporarily impaired was based upon the fact that certain of the Company’s ARS ceased to pay interest according to their stated terms and that the underlying bond insurers of such securities elected to exercise their put right against the trusts, thereby exchanging the investment grade collateral in the trust with preferred stock. Accordingly, during 2009, the Company recorded an impairment charge of $169 in non-operating expense related to the securities which had previously recorded an other than temporary impairment of $7,834 in 2008. In March 2009, the Company was notified that the underlying bond insurers of one of its ARS elected to exercise their put right against the trusts, thereby exchanging the investment grade collateral in the trust with preferred stock. Based on the enhanced marketability of this security, the decline in the estimated fair value is considered to be temporarily impaired. The Company continues to monitor the market for ARS and consider its impact (if any) on the fair value of its investments. If the current market conditions deteriorate further, the Company may be required to record additional impairment charges to non-operating expense in future periods.

Loss on Sale of Investment Securities

In June 2009, the Company sold a security with a par value of $10,000 for $2,750 causing the Company to record a loss on the sale of investment of $7,250.

Loss Before Income Taxes

For the three months ended September 30, 2009 and 2008
	2009	2008	$ Change	% Change
Licensing	$(521)	$(360)	$(161)	(45)%
Advertising, Media and Broadcast	(1,292)	(2,699)	1,407	52
Television and Film Production/Distribution	(1,535)	(1,536)	1	—
Trading Card and Game Distribution	(3,764)	(931)	(2,833)	(304)
Total	$(7,112)	$(5,526)	$(1,586)	(29)%

For the nine months ended September 30, 2009 and 2008
	2009	2008	$ Change	% Change
Licensing	$(7,578)	$(258)	$(7,320)	(2,837)%
Advertising, Media and Broadcast	(3,898)	(8,557)	4,659	54
Television and Film Production/Distribution	(3,255)	(4,130)	875	21
Trading Card and Game Distribution	(12,672)	(4,512)	(8,160)	(181)
Total	$(27,403)	$(17,457)	$(9,946)	(57)%

In the Licensing segment, the increase in segment loss for the three months ended September 30, 2009, as compared to the same period in 2008, was primarily attributable to lower licensing revenue and lower interest income allocated to this segment, partially offset by a decrease in licensing expenses.

The increase in segment loss for the nine months ended September 30, 2009, as compared to the same period in 2008, was primarily attributable to a loss on the sale of investment securities of $7,250, as well as lower licensing revenue and lower interest income allocated to this segment, partially offset by a decrease in licensing expenses.

In the Advertising Media and Broadcast segment, the decrease in segment loss for the three and nine months ended September 30, 2009, as compared to the same periods in 2008, resulted from the amortization of the 4Kids TV broadcast fee during 2008 which was greater than the minimum guaranteed payment made for The CW4Kids broadcast block in 2009.

In the Television and Film Production/Distribution segment, the segment loss for the three months ended September 30, 2009 remained consistent when compared to the same period in 2008.

The decrease in segment loss for the nine months ended September 30, 2009, as compared to the same period in 2008, was primarily due to decreased amortization of television and film costs and production service costs partially offset by an overall decrease in production revenue and increase in international sales expense.

In the Trading Card and Game Distribution segment, the increase in segment loss for the three and nine months ended September 30, 2009, as compared to the same periods in 2008, was primarily attributable to the overall decrease in trading card revenue. In an effort to increase future trading card sales, additional promotional allowances were given to retailers and distributors which caused a decrease in net trading card revenues.

Income Taxes

In accordance with authoritative guidance issued by the FASB. the Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In view of the level of deferred tax assets as of September 30, 2009 and the Company’s historical losses from operations, the Company has determined that it should record a full valuation allowance against its net deferred tax assets.

As a result of the valuation allowance, the Company did not record a benefit from income taxes for the three and nine months ended September 30, 2009 and 2008.

In the event that the Company earns pre-tax income in the future such that it will be able to use some or all of its deferred tax assets, under the authoritative guidance issued by the FASB, the Company may reduce or eliminate the valuation allowance. If the Company were to reverse the valuation allowance, in whole or in part, the Company’s income statement for such reporting period would record a reduction in income tax expense and an increase in net income, to the extent of the reversal of the valuation allowance.

Our effective tax rate for 2009 and 2008 would have been a benefit of 40% had the Company not taken a valuation allowance. This rate differs slightly from the Federal statutory rate of 35% primarily due to state and local taxes.

Net Loss

As a result of the above, the Company had a net loss for the three and nine months ended September 30, 2009 of $7,112 and $27,403, as compared to a net loss of $5,275 and $17,206 for the same periods in 2008.

Liquidity and Capital Resources

Financial Position

Cash and cash equivalents as of September 30, 2009 and December 31, 2008 were as follows:

	September 30,	December 31,
	2009	2008	$ Change

Cash and cash equivalents	$3,573	$13,503	$(9,930)

Long-term investments as of September 30, 2009 and December 31, 2008 were as follows:

	September 30,	December 31,
	2009	2008	$ Change

Investments	$14,179	$21,617	$(7,438)

The Company’s long-term investments principally consist of ARS, corporate bonds and preferred shares. ARS are generally rated “BBB” or better by one or more national rating agencies and have contractual maturities of up to 80 years. Of the aggregate principal amount of $36,930 in investment securities held by the Company as of September 30, 2009, 4% mature within the next 20 years, 26% mature within the next 30 years, 45% mature through 2087 and the remaining 55% have no maturity date. The Company classifies these investments as “available for sale”, in accordance with the authoritative guidance issued by the FASB for certain investments in debt and equity securities. The ARS that the Company invests in generally had interest reset dates that occurred every 7 or 35 days and despite the long-term nature of their stated contractual maturity, the historical operation of the ARS market had given the Company the ability to quickly liquidate these securities at ongoing auctions every 35 days or less.

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

As of September 30, 2009, the Company held investment securities having an aggregate principal amount of $36,930. The estimated fair market value of the investment securities held by the Company had declined by $22,751 ($22,507 prior to 2009, and $244 during 2009) to $14,179, based upon an analysis of the current market conditions of the Company’s securities made by the Company in accordance with authoritative guidance issued by the FASB. The Company concluded that $169 of the decline in 2009 in the fair value of the investment securities held by the Company were now other than temporarily impaired. The Company’s determination that certain of its long-term investments were other than temporarily impaired was based upon the fact that certain of the Company’s ARS ceased to pay interest according to their stated terms and that the underlying bond insurers of such securities elected to exercise their put right against the trusts, thereby exchanging the investment grade collateral in the trust with preferred stock. Accordingly, during 2009, the Company recorded an impairment charge of $169 in non-operating expense related to the securities which had previously recorded an other than temporary impairment of $7,834 in 2008. In March 2009, the Company was notified that the underlying bond insurers of one of its ARS elected to exercise their put right against the trusts, thereby exchanging the investment grade collateral in the trust with preferred stock. Based on the enhanced marketability of this security, the decline in the estimated fair value is considered to be temporarily impaired. The Company continues to monitor the market for ARS and consider its impact (if any) on the fair value of its investments. If the current market conditions deteriorate further, the Company may be required to record additional impairment charges to non-operating expense in future periods. In June 2009, the Company sold a security with a par value of $10,000 for $2,750 causing the Company to record a loss on the sale of investment of $7,250. The Company had previously recorded in accumulated other comprehensive income an unrealized loss on this security of $2,753 which was reclassed due to the sale of the investment. As of November 6, 2009, none of the investment securities held by the Company as of September 30, 2009 had been redeemed. Since the Company has the ability, and presently expects, to hold these investments until recovery of their face value, which may not be prior to the maturity of the applicable security (to the extent such security has a specified maturity date) and based on consideration of all such factors, the Company considered these investments to be temporarily impaired as such term is defined in the accounting literature as of the filing date. Accordingly, the entire balance of unrealized loss in accumulated other comprehensive income at September 30, 2009 relates to securities which the Company considers temporarily impaired. Additionally, the remaining investment securities held by the Company have continued to pay interest according to their stated terms, which the Company believes may create an incentive for the issuers to redeem these securities once the current liquidity problems in the credit market substantially improve.

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

Given the failed auctions, the Company’s investment securities are currently illiquid.  Accordingly, the Company has classified $14,179 of its investment in ARS and the securities into which certain of the ARS have been exchanged, as non-current assets at September 30, 2009 on its balance sheet due to the fact that the Company believes that the liquidity of these securities is unlikely to be restored in a period less than twelve months from such date.

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

Based on the Company’s current cash and cash equivalents, the addition of $9,790 from the sale of the “Teenage Mutant Ninja Turtles” Property in October 2009 (see Note 12 of the notes to the Company’s consolidated financial statements), and the current, more stable economic environment, the Company expects its overall cash position to provide adequate liquidity to fund its day-to-day operations for the next twelve months. However, the illiquidity affecting a significant portion of the Company’s portfolio of investment securities is impacting the Company’s ability to make capital investments or expand its operations.

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

Sources and Uses of Cash

Cash flows for the nine months ended September 30, 2009 and 2008 were as follows:

Sources (Uses)	2009	2008
Operating Activities	$(12,792)	$(4,784)
Investing Activities	2,424	23,619
Financing Activities	47	(2,641)

Working capital, consisting of current assets less current liabilities, was $931 as of September 30, 2009 and $17,579 as of December 31, 2008. The decrease in working capital relates primarily to a decrease in the Company’s revenue from its trading card and game distribution segment as well as the cash used to fund the Company’s operations.

Operating Activities

2009

Net cash used in operating activities for the nine months ended September 30, 2009 of $12,792 primarily reflects a decrease in the Company’s business performance and a loss on the sale of investment securities. This decrease was offset by increased collections of the Company’s accounts receivable.

2008

Net cash used in operating activities for the nine months ended September 30, 2008 of $4,784 primarily reflects a decrease in the Company’s business performance. This decrease was partially offset by increased amortization of television and film costs and the 4Kids TV broadcast fee.

Investing Activities

2009

Net cash provided by investing activities for the nine months ended September 30, 2009 of $2,424 reflects proceeds from the sale of one of the Company’s investment securities for $2,750, partially offset by purchases of property and equipment.

2008

Net cash provided by investing activities for the nine months ended September 30, 2008 of $23,619 reflects a shift in the Company’s investments for the period, from auction rate securities to U.S. Treasury securities which are short in duration and are classified as cash and cash equivalents.

Financing Activities

2009

Net cash provided by financing activities for the nine months ended September 30, 2009 of $47 reflects the capital contributions from the Company’s noncontrolling interests, partially offset by the Company’s purchase of shares of its common stock classified as treasury stock on the consolidated financial statements.

2008

Net cash used in financing activities for the nine months ended September 30, 2008 of $2,641 primarily reflects the Company’s purchase of shares of its common stock classified as treasury stock on the consolidated financial statements.

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

Historically, the majority of the television-based Properties that the Company represented were existing episodes of foreign programming that were adapted for the United States and other markets. The Company’s strategic focus shifted towards producing and owning, in whole or in part, new content, such as the animated television episodes for “Chaotic” and “Teenage Mutant Ninja Turtles”, where the Company is a joint copyright owner of the episodes. Therefore, the Company had previously allocated a larger portion of its capital resources to the production costs associated with developing original animated programming resulting in increased capitalized film and television costs. Following the commercial release of a Property, its overall market acceptance and resulting revenues will directly impact the Company’s amortization of these capitalized film and television costs. To the extent a Property performs at a level lower than the Company’s expectations, the ratio of amortization expense to revenues realized will increase. While the Company expects that the revenues associated with such Properties will be sufficient to maintain its historical operating margins, there can be no assurance that the marketing plans designed to achieve those revenues can be executed in a manner to achieve its objectives. The Company has now elected to reduce substantially the number of original episodes which the Company is producing. This reduction will result in a decline of amortizable film costs and the allocation of fewer Company resources to original production. This shift in strategy has also enabled the Company to reduce personnel and other costs associated with the production of a greater number of original episodes.

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

Under the CW Agreement, the Company is obligated to make quarterly minimum guaranteed payments which are subject to reduction under certain circumstances. On June 30, 2009, the Company and The CW agreed to extend the payment terms of the June 30, 2009 minimum guaranteed payment. As of September 30, 2009, all of the payments due under the extension have been paid. The Company and The CW share advertising revenues earned from the sale of national commercial time during The CW4Kids with The CW's share to be applied against such quarterly guarantee payments. In addition, The CW is entitled under the CW Agreement to participate in the Company's merchandising revenue from certain content broadcast on The CW4Kids, if such merchandising revenues exceed a certain annual minimum. 4Kids Ad Sales, Inc. manages and accounts for the ad revenue and costs associated with The CW4Kids.

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

Fox Settlement Agreement - On November 9, 2008, the Company entered into an agreement with Fox to settle a pending litigation between the parties (the “Settlement Agreement”). During the nine months ended September 30, 2009, the Company paid Fox the remaining obligation under the Settlement Agreement of $6,250.

Recent Developments

On October 21, 2009, the Mirage Group, sold the “Teenage Mutant Ninja Turtles” Property to Nickelodeon, a division of Viacom Inc. In connection with this transaction, the Company agreed to terminate its right to serve as the merchandise licensing agent for this Property prior to the scheduled expiration of the representation agreement in 2012 in exchange for a one-time payment of $9,790 plus the potential to receive up to an additional $1,000 upon expiration of the escrow relating to the transaction, if certain performance criteria are met.

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

On July 29, 2009, The Upper Deck Company, LLC ("Upper Deck") filed suit in Superior Court of the State of California, County of San Diego, North County Division, against Bryan C. Gannon ("Gannon") and TC Digital Games LLC ("TC Digital"). The suit alleges misappropriation and misuse of confidential information and trade secrets of Upper Deck in connection with the Chaotic trading card game.  The complaint alleges that Gannon became privy to the Upper Deck confidential information and trade secrets during the course of Gannon's service to Upper Deck which ended on May 23, 2003. The complaint seeks monetary damages in a sum to be determined at trial and injunctive relief. On October 5, 2009, Upper Deck voluntarily dismissed the suit against all defendants without prejudice.

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

On April 14, 2009, we announced that we were not in compliance with the NYSE’s continued listing standards with respect to global market capitalization and stockholders’ equity as a result of our stockholders’ equity at the end of the first quarter 2009 being equal to $74,990, or approximately $10, below the minimum NYSE stockholders’ equity requirement in effect at that time. The NYSE subsequently received approval from the Securities and Exchange Commission for a pilot program effective retroactively to May 12, 2009, to amend its listing criteria through October 31, 2009 such that a NYSE listed company that originally qualified to list under the “earnings test” such as 4Kids will be considered to be not in compliance with the NYSE’s continued listing standards if its average global market capitalization over a consecutive 30 day trading period is less than $50,000, and at the same time, its stockholders’ equity is less than $50,000. As of September 30, 2009, the Company’s stockholders’ equity is approximately $52,680. The NYSE made a subsequent rule filing on October 26, 2009 to make the revised listing standards extend through February 28, 2010. As of November 6, 2009, the proposed rule change has not been approved by the SEC.

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

Date: November 9, 2009

By:	/s/ Alfred R. Kahn

___________________________

Alfred R. Kahn,
Chairman of the Board,
Chief Executive Officer and
Director

By:	/s/ Bruce R. Foster

___________________________

Bruce R. Foster,
Executive Vice President,
Treasurer, Chief Financial
Officer and Principal Accounting
Officer