Form 10-K
period 2009-12-31
4 KIDS ENTERTAINMENT INC
filed 2010-03-16
CIK 58592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2009

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

Large accelerated filer ___	Accelerated filer ___	Non-accelerated filer X	Smaller reporting company ___

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No X

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on June 30, 2009 as reported on the New York Stock Exchange Market, was approximately $16,348,415. The calculation of the aggregate market value of voting stock excludes shares of Common Stock held by current executive officers, directors, and stockholders that the registrant has concluded are affiliates of the registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value	13,352,053
(Title of Class)	(No. of Shares Outstanding at March 15, 2010)

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 2010 are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORM 10-K REPORT INDEX

PART I

Throughout this Annual Report on Form 10-K, we “incorporate by reference” certain information in parts of other documents filed with the Securities and Exchange Commission (the “SEC”). The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information.

This Annual Report on Form 10-K, including the sections titled "Item 1A. Risk Factors" and "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements that relate to future events or our future financial performance. We may also make written and oral forward-looking statements in our Securities and Exchange Commission ("SEC") filings and otherwise. We have tried, where possible, to identify such statements by using words such as "believe," "expect," "intend," "estimate," "anticipate," "will," "project," "plan" and similar expressions in connection with any discussion of future operating or financial performance. Any forward-looking statements are and will be based upon our then-current expectations, estimates and assumptions regarding future events and are applicable only as of the dates of such statements. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements. Such risks and uncertainties include those described in "Item 1A. Risk Factors" below as well as other factors. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Throughout this Annual Report on Form 10-K, all dollar amounts are reported in thousands unless otherwise specified.

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

The Licensing segment accounted for approximately 65%, 30% and 46% of consolidated net revenues for the years ended December 31, 2009, 2008 and 2007, respectively. The “Yu-Gi-Oh!” Property continues to be the largest contributor in this business segment exclusive of a one-time payment of $9,786 received by the Company in October 2009 in consideration of its agreement to terminate its right to serve as the merchandise licensing agent for the “Teenage Mutant Ninja Turtles” Property prior to the scheduled expiration of its representation agreement with Mirage Group in 2012.

Advertising Media and Broadcast - The Company, through a multi-year agreement with The CW Network, LLC (“The CW”), leases The CW’s Saturday morning programming block (“The CW4Kids”) which broadcasts in most markets from 7am to 12pm for an initial term of five years which began with The CW’s 2008-2009 broadcast season. The Company provides substantially all programming content to be broadcast on The CW4Kids. 4Kids Ad Sales, Inc. (“4Kids Ad Sales”), a wholly-owned subsidiary of the Company, retains a portion of the revenue from its sale of network advertising time for the five-hour time period.

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

The Advertising Media and Broadcast segment also generates revenues from the sale of advertising on the Company’s multiple websites. These websites also showcase and promote The CW4Kids, as well as the Company’s many Properties.

The Advertising Media and Broadcast segment accounted for 8%, 29% and 33% of consolidated net revenues for the years ended December 31, 2009, 2008 and 2007, respectively.

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

The Television and Film Production/Distribution segment accounted for 20%, 15% and 19% of consolidated net revenues for the years ended December 31, 2009, 2008 and 2007, respectively.

Trading Card and Game Distribution - Through its wholly-owned subsidiary, 4Kids Digital Games, Inc. (“4Kids Digital”), the Company owns 55% of TC Digital Games LLC, a Delaware limited liability company (“TC Digital”) that produces, markets and distributes the “Chaotic” trading card game. In December 2006, 4Kids Digital acquired a 53% ownership interest in TC Digital and entered into TC Digital’s operating agreement (the “TCD Agreement”) with Chaotic USA Digital Games LLC (“CUSA LLC”), a wholly-owned subsidiary of Chaotic USA Entertainment Group, Inc. (“CUSA”). The TCD Agreement contains terms and conditions governing the operations of TC Digital, and entitles 4Kids Digital and CUSA to elect two managers to the entity’s Management Committee with 4Kids Digital having the right to break any dead-locks. On December 18, 2007, 4Kids Digital purchased an additional 2% membership interest in TC Digital from CUSA increasing 4Kids Digital’s ownership percentage to 55%. The consideration for the purchase of the additional membership interest was paid through the settlement of certain capital contributions required to be made by CUSA to TC Websites LLC, a Delaware limited liability company and subsidiary of the Company (“TC Websites”) under TC Websites’ operating agreement (the “TCW Agreement”). TC Digital is consolidated in the Company’s consolidated financial statements, subject to a noncontrolling interest.

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

Certain of the Company’s executive officers have interests in CUSA, CUSA LLC and certain other entities with which TC Digital and TC Websites have engaged in transactions since their formation. Information regarding these relationships can be found in Notes 15 and 17 of the notes to the Company’s consolidated financial statements.

The Trading Card and Game Distribution segment accounted for 7%, 27% and 2% of consolidated net revenues for the years ended December 31, 2009, 2008 and 2007, respectively.

Financial Information About Industry Segments - Financial information regarding the Company’s industry segments and non-U.S. sales and assets can be found in Note 19 of the notes to the Company’s consolidated financial statements.

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

Two Properties, “Teenage Mutant Ninja Turtles” and “Yu-Gi-Oh!” represented 33% and 24%, respectively, for a total of 57%, of consolidated net revenues for fiscal 2009, or $21,031, of which $9,786, or 27% of consolidated net revenues, represented a one-time payment received by the Company in October 2009 in consideration of its agreement to terminate its right to serve as the merchandise licensing agent for the “Teenage Mutant Ninja Turtles” Property prior to the scheduled expiration of its representation agreement with Mirage Group in 2012. One licensee, Konami Corporation, represented 17% of consolidated net revenues for fiscal 2009. For more information on the Company’s Revenues/Major Customers, please see Note 9 of the notes to the Company’s consolidated financial statements.

Trademarks and Copyrights - Except as provided below, the Company generally does not own any trademarks or copyrights in Properties which the Company represents as a merchandising agent. The trademarks and copyrights are typically owned by the creators of the Properties or by other entities, which may have expended substantial amounts of resources in developing or promoting the Properties.

The Company owns the copyrights and trademarks to “Charlie Chan” and the “WMAC Masters” live action television series. The Company is also a joint copyright holder of the “Cubix” CGI television series and the “Teenage Mutant Ninja Turtles” and “Chaotic” animated television series produced by 4Kids Productions.  On October 21, 2009, the Company received a payment of $9,786 in consideration of its agreement to terminate its right to serve as the merchandise licensing agent for the “Teenage Mutant Ninja Turtles” Property prior to the scheduled expiration of its representation agreement with Mirage Group in 2012. The Company continues to have the right to broadcast these co-produced “Teenage Mutant Ninja Turtles” episodes through the end of the 2009-2010 broadcast season. Additionally, the Company is a joint copyright holder of the “Chaotic” trading card artwork for the “Chaotic” trading card game. The Company also jointly owns the copyright to the “Chaotic” trading card game as it relates to revisions to the original “Chaotic” trading card game previously sold in Denmark.  The Company, through its 55% ownership interest in TC Websites, jointly owns the intellectual property rights to the website, including certain proprietary software contained in the website which enables “Chaotic” website visitors to play the “Chaotic” trading card game online at www.chaoticgame.com.

Seasonal Aspects - A substantial portion of the Company’s revenues and net income are subject to the seasonal and trend variations of the toy and game industry. Typically, a majority of toy orders are shipped in the third and fourth calendar quarters. Historically, the Company’s net revenues from toy and game royalties during the second half of the year have generally been greater than during the first half of the year. Additionally, advertising revenues derived from the sale of commercial time on The CW4Kids is generally higher in the fourth quarter due to higher advertising rates typically charged to children’s advertisers for advertising during the holiday season.

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

The Company’s Trading Card and Game Distribution segment also operates in a highly competitive market against strong competition such as: (i)Wizards of the Coast, which is owned by Hasbro and distributes the popular “Magic the Gathering” trading card game; (ii) Konami, a company that distributes “Yu-Gi-Oh!” trading cards in the U.S.; (iii) Upper Deck, a company that distributes “Yu-Gi-Oh!” trading cards in Europe and sports cards; (iv) Topps, a company that distributes sports cards; and (v) Nintendo of America and Pokémon USA, Inc., the companies that distribute the “Pokémon” trading card game. The “Chaotic” website which is part of the Company’s Trading Card and Game Distribution segment also competes with popular online multiplayer game websites such as “World of Warcraft”, the website run by Blizzard Entertainment, a subsidiary of Vivendi.

Employees - As of March 15, 2010, the Company had a total of 111 full-time employees in its domestic and international operations. Of the total, 59 employees were primarily rendering services for the Licensing segment, 20 were primarily rendering services for the Advertising Media and Broadcasting segment, 25 were primarily rendering services for the Television and Film Production/Distribution segment and 7 were primarily rendering services for the Trading Card and Game Distribution segment. The Company also hires additional employees on a program-by-program basis whose compensation is typically allocated to the capitalized cost of the related programming.

Available Information - The Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and the Proxy Statement for its Annual Meeting of Stockholders are made available, free of charge, through its website, www.4kidsentertainment.com, as soon as reasonably practicable after such reports have been filed with or furnished to the Securities and Exchange Commission (the “SEC”). In addition, you may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site, www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Executive Officers of the Company

Name	Age	Employed By Registrant Since	Recent Position(s) Held As Of March 15, 2010
Alfred R. Kahn	63	1987	Chairman of the Board of Directors and Chief Executive Officer (since 1991)
Bruce R. Foster	50	2002	Executive Vice President and Chief Financial Officer (since 2005); Senior Vice President of Finance (2002 to 2005)
Samuel R. Newborn	55	2000	Executive Vice President and General Counsel
Brian Lacey	59	2003	Executive Vice President, International
Daniel Barnathan	55	2002	President of 4Kids Ad Sales, Inc.
Bryan Gannon	52	2006	Chief Executive Officer of TC Digital Games LLC and TC Websites LLC

Item 1A.	Risk Factors.

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

The New York Stock Exchange (“NYSE”) may delist our common stock which could have an adverse impact on the liquidity and market price of our common stock.

Our common stock is currently listed on the NYSE. On April 14, 2009, we announced that we were not in compliance with the NYSE’s continued listing standards with respect to global market capitalization and stockholders’ equity as a result of our stockholders’ equity for the year ended December 31, 2008 being equal to $74,991, or approximately $9, below the minimum NYSE stockholders’ equity requirement in effect at that time. In accordance with NYSE rules, on May 21, 2009, we submitted a plan that we believed demonstrated our ability to achieve compliance with the continued listing standard within 18 months which was subject to the review of the Listings and Compliance Committee of the NYSE.

The NYSE subsequently implemented a pilot program to amend its listing criteria such that a NYSE listed company that originally qualified to list under the “earnings test” such as 4Kids would be considered to be not in compliance with the NYSE’s continued listing standards if its average global market capitalization over a consecutive 30-day trading period is less than $50,000, and at the same time, its stockholders’ equity is less than $50,000 (the “Program”). The NYSE made a rule filing on March 1, 2010 with the SEC to extend the Program through June 30, 2010, and on February 26, 2010 submitted a proposed rule change to the SEC to make the Program permanent.

On June 1, 2009, we received a notice from NYSE Regulation, Inc. (“NYSE Regulation”) indicating that we were deemed to be back in compliance with the NYSE’s stockholders’ equity requirement and informing us that if we do not meet the continued listing standards within 12 months of the date we were deemed in compliance, we would receive a formal notification letter from NYSE Regulation. The staff of NYSE Regulation would then examine the relationship between the two incidents of falling below continued listing standards and reevaluate our method of financial recovery from the first incident. The staff of NYSE Regulation would at that point take such action as it believes is appropriate, which, depending upon the circumstances could include truncating the procedures that would otherwise be applicable, or immediately initiating suspension and delisting procedures.

As of December 31, 2009, our 30-day trading average market capitalization was approximately $19,200 and our shareholders’ equity was $35,117. Consequently, we believe that it is likely that we will receive a formal notification from NYSE Regulation regarding our failure to meet the NYSE’s continued listing standards.

In addition, based on our recent market capitalization, we may fall below the $15 million minimum average market capitalization threshold for continued listing set forth in Section 802.01B of the NYSE Listed Corporation Manual, which pre-empts the NYSE’s plan/cure process applicable to other failures to meet its listing standards, and would result in immediate initiation of suspension and delisting procedures.

A delisting of our common stock could negatively impact us by reducing the liquidity and market price of our common stock and reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing.

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

We have experienced operating losses and negative cash flows from operations during recent years and may continue to do so in the future.

We have experienced net losses, as well as negative cash flows from operations, over each of the past four fiscal years. If we do not become profitable and generate positive cash flows from operations, we could require additional sources of cash to fund continued operations. If additional sources of cash is required to support our business, we may not be able to generate such additional cash in a timely manner, on terms acceptable to us, or at all. We cannot be certain that we will achieve profitability or positive cash flows from operations at any point in time.

Revenues from our Licensing segment are largely derived from a small number of Properties and are subject to changing industry trends.

We have historically derived a substantial portion of our licensing revenues from a small number of Properties which usually generate revenues only for a limited period of time. For the year ended December 31, 2009, we derived approximately 74%, or $17,755 of our licensing revenues from two Properties, of which 41%, or $9,786 represented a one-time payment received by the Company in October 2009 in consideration of its agreement to terminate its right to serve as the merchandise licensing agent for the “Teenage Mutant Ninja Turtles” Property prior to the scheduled expiration of its representation agreement with Mirage Group in 2012. In 2010, we are likely to receive only small amounts of licensing revenue from the “Teenage Mutant Ninja Turtles” Property during the first six months of the year after which our receipts of revenue shall terminate. Our licensing revenues are also subject to the changing trends in the toy, game and entertainment industries. Consequently, our licensing revenues may be subject to dramatic increases and decreases from particular sources over time. In addition, we do not control the timing of the release of products by licensees which can affect both the amount of licensing revenues earned and the periods during which such revenues are recognized. A significant decrease in our licensing revenues could have a material adverse impact on our financial condition and results of operations. Additionally, due to the expiration or termination in 2010 of representation agreements between the Company and various licensors and the expiration of certain license agreements, the Company is likely to receive its final share of merchandise licensing revenues in 2010 from the following long-standing Properties: “Teenage Mutant Ninja Turtles”, “Monster Jam” and “Cabbage Patch Kids”. There can be no assurance that the Company will be able to license new properties to replace the substantial revenue streams contributed by the “Teenage Mutant Ninja Turtles”, “Monster Jam” and “Cabbage Patch Kids” Properties to the Company in previous years.

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

Advertising Media and Broadcast. Our Advertising Media and Broadcast segment also operates in a highly competitive marketplace against large media companies (e.g., Disney, Time Warner, CBS, NBC and Nickelodeon, which is owned by Viacom) with substantially greater resources and distribution networks than we have. Our ability to derive advertising revenues from the sale of commercial time on The CW4Kids, substantially depends on the popularity of the television shows that we broadcast. We also face significant competition from other television broadcasters and cable networks, which also broadcast children’s television shows on Saturday mornings. Saturday morning broadcast television for children has been losing popularity over the last few years to the children’s cable television channels such as Nickelodeon, Cartoon Network and the Disney Channel. In addition, the popularity of the internet, video on demand, digital video recording of programming and other trends have caused a fragmentation of the audience. Both of these trends have resulted in lower advertising revenues from the sale of advertising time on The CW4Kids. The continued reduction of advertising revenues, as a result of these and other trends, has adversely affected our business and the results of operations.

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

Trading Card and Game Distribution. Our Trading Card and Game Distribution segment operates in a highly competitive market against strong competition such as: (i)Wizards of the Coast, which is owned by Hasbro and distributes the popular “Magic the Gathering” trading card game; (ii) Konami, a company that distributes “Yu-Gi-Oh!” trading cards in the U.S.; (iii) Upper Deck, a company that distributes “Yu-Gi-Oh!” trading cards in Europe and sports cards; (iv) Topps, a company that distributes sports cards; and (v) Nintendo of America and Pokémon USA, Inc., the companies that distribute the “Pokémon” trading card game. The “Chaotic” website which is part of the Company’s Trading Card and Game Distribution segment also competes with popular online multiplayer game websites such as “World of Warcraft”, the website run by Blizzard Entertainment, a subsidiary of Vivendi.

Our broadcasting costs may increase or our advertising revenues may decrease due to events beyond our control.

The success of our Advertising Media and Broadcast segment is largely dependent on the amount of advertising revenues generated from sales of network advertising on The CW4Kids. Recently, there has been increased scrutiny of food advertising directed at children as a result of childhood obesity concerns. In response to these concerns, many significant food advertisers have reduced or eliminated advertising of food products directed toward children resulting in a reduction in the advertising dollars spent in the children’s television and internet advertising marketplace. In addition, international, political and military developments may result in increases in broadcasting costs or loss of advertising revenue due to, among other things, the preemption of our programming.

Our Trading Card and Game Distribution segment presents certain risks.

Card inventory risk. A portion of our card sales are subject to returns. Although the Company maintains return provisions, returns considerably in excess of the Company’s provisions could materially and adversely affect our future plans and results.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table sets forth, with respect to properties leased (none are owned) by the Company at December 31, 2009, the location of the property, the date on which the lease expires and the use which the Company makes of such facilities:

Address	Expiration of Lease	Use	Approximate Square Feet
1414 Avenue of the Americas, 3rd, 5th and 6th Floors New York, New York	September 30, 2010	Executive, Marketing, Sales and Administrative	29,000

53 West 23rd Street, 11th Floor New York, New York	June 30, 2017	Production Facilities	25,000

53 West 23rd Street, 6th Floor New York, New York	February 29, 2012	Website Development	5,600

1st Floor Mutual House 70 Conduit Street London, England	July 30, 2011	International Sales Office	2,400

12481 High Bluff Drive, Suite 110 San Diego, California	February 17, 2011	Trading Card and Game Distribution	4,200

The executive, marketing, sales and administrative offices are utilized by the Licensing, Advertising Media and Broadcast and Trading Card and Game Distribution segments. The international sales office is utilized primarily by the Licensing Segment. The production and the website development facilities are primarily utilized by the Television and Film Production/Distribution segment.

Item 3. Legal Proceedings.

On November 9, 2008, the Company entered into an agreement with Fox to settle the lawsuit brought by the Company against Fox for alleged breaches of the Fox Agreement (the “Settlement Agreement”). Under the terms of the Settlement Agreement, the Fox Agreement terminated on December 31, 2008 rather than at the end of the 2008-2009 broadcast season in September 2009. The Company’s remaining financial obligations to Fox for the first three quarters of 2009 also terminated. During the year ended December 31, 2009, the Company paid Fox $6,250 in respect of its remaining obligation under the Settlement Agreement.

On July 29, 2009, The Upper Deck Company, LLC (“Upper Deck”) filed suit in Superior Court of the State of California, County of San Diego, North County Division, against Bryan C. Gannon (“Gannon”) and TC Digital Games LLC (“TC Digital”) alleging that Gannon misappropriated and used confidential information and trade secrets of Upper Deck in connection with the “Chaotic” trading card game. The complaint alleges that Gannon became privy to the Upper Deck confidential information and trade secrets during the course of Gannon’s service to Upper Deck during the July 1, 2002 through January 1, 2003 period as an independent contractor and during the January 2, 2003 through May 23, 2003 period during which Gannon was an employee of Upper Deck. The complaint seeks unspecified monetary damages to be determined at trial. On October 5, 2009, Upper Deck voluntarily dismissed the complaint without prejudice.

On February 12, 2010, Home Focus Development, LTD, a British Virgin Islands Corporation, (“Home Focus”) filed suit against the Company in the United States District Court for the Southern District of New York. In the lawsuit, Home Focus alleges that the Company owes it $1,075 under an Interest Purchase Agreement among the Company, Home Focus and TC Digital entered into on March 2, 2009, pursuant to which the Company acquired a 25% ownership interest in TC Digital International Ltd. As further described in Note 17 of the notes to the Company’s consolidated financial statements, the Company withheld payments in an aggregate amount of $575 from Home Focus otherwise due under the Interest Purchase Agreement as a result of Home Focus’s failure to make required capital contributions to TC Digital International, Ltd, (“TDI”) the joint venture formed by the Company and Home Focus. The Company intends to vigorously defend this litigation.

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

PART II

Item 4. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information - The Company’s Common Stock is listed for trading on the New York Stock Exchange under the symbol “KDE”. The following table indicates high and low sales quotations for the periods indicated based upon information supplied by the New York Stock Exchange.

2009	Low	High
First Quarter	$1.01	$2.48
Second Quarter	1.09	2.24
Third Quarter	1.35	2.43
Fourth Quarter	1.30	2.15

2008	Low	High
First Quarter	$9.56	$14.31
Second Quarter	7.14	10.10
Third Quarter	6.45	9.59
Fourth Quarter	1.80	7.56

(b) Holders - The approximate number of holders of record of the Company’s Common Stock on March 15, 2010 was 5,349.

(c) Dividends - There were no dividends or other distributions made by the Company during 2009 or 2008. Future dividend policies will be determined by the Board of Directors based on the Company’s earnings, financial condition, capital requirements and other existing conditions. It is anticipated that cash dividends will not be paid to the holders of the Company’s Common Stock in the foreseeable future.

(d) Equity Compensation Plan Information - Information regarding the Company’s equity compensation plans is incorporated by reference to Item 11 in Part III of this Form 10-K.

(e) Performance Graph - The following graph compares the cumulative total shareholders return of our common stock with the cumulative return of the Standard & Poor’s Small Cap 600 Index (“S&P 600”), the Russell 2000 Index (“Russell 2000”) and a group of companies, consisting of The Walt Disney Company, Time Warner, Inc., World Wrestling Entertainment, Inc., Marvel Entertainment, Inc. and Mattel, Inc. (“Peer Group”) for the period beginning December 31, 2004 and ending December 31, 2009. The graph assumes that $100 was invested on December 31, 2004, and that any dividends were reinvested.

	December 31,
	2004	2005	2006	2007	2008	2009
4Kids	$100.00	$74.64	$86.68	$62.56	$9.32	$7.56
S&P 600	$100.00	$106.65	$121.66	$120.17	$81.73	$101.16
Russell 2000	$100.00	$104.55	$123.76	$121.82	$80.66	$102.58
Peer Group	$100.00	$88.87	$122.72	$110.02	$91.17	$151.77

Item 5. Selected Consolidated Financial Data.

(In thousands of dollars, except share and per share data)

Our selected consolidated financial data presented below has been derived from our audited consolidated financial statements and should be read in conjunction with the notes to the Company’s consolidated financial statements and “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	2009	2008	2007	2006	2005
Net revenues:
Service revenue	$24,394	$41,925	$48,428	$61,661	$72,319
Product revenue	2,603	15,276	776	—	—
Other revenue	9,786	—	—	—	—
Total net revenues	36,783	57,201	49,204	61,661	72,319

Costs and expenses:
Selling, general and administrative (*)	48,190	54,564	44,970	39,572	32,358
Cost of sales of trading cards	8,167	10,625	352	—	—
Amortization of television and film costs	21,511	7,707	8,179	8,041	9,790
Amortization of 4Kids TV broadcast fee	—	16,022	21,472	22,462	26,408
Impairment of investment in international
trading card subsidiary	2,430	—	—	—	—
Total costs and expenses	80,298	88,918	74,973	70,075	68,556

(Loss) income from operations	(43,515)	(31,717)	(25,769)	(8,414)	3,763

Interest income	1,076	2,722	5,281	4,143	2,834
Impairment of investment securities	(6,175)	(7,834)	—	—	—
Loss on sale of investment securities	(7,647)	—	—	—	234
Total other (expense) income	(12,746)	(5,112)	5,281	4,143	3,068

(Loss) income before income taxes	(56,261)	(36,829)	(20,488)	(4,271)	6,831

Benefit from (provision for) income taxes	3,805	(300)	(2,436)	3,506	(1,762)

Loss from unconsolidated operations – net of a tax benefit	—	—	—	(280)	—

Loss on previously unconsolidated affiliate	—	—	(498)	—	—

Noncontrolling interest	—	310	96	39	—

Net (loss) income	(52,456)	(36,819)	(23,326)	(1,006)	5,069

Net loss attributable to noncontrolling interests	10,380	—	—	—	—

Net (loss) income attributable to 4Kids Entertainment, Inc.	$(42,076)	$(36,819)	$(23,326)	$(1,006)	$5,069

Basic (loss) income per share attributable to 4Kids Entertainment Inc. common shareholders	$(3.16)	$(2.79)	$(1.77)	$(0.08)	$0.39

Diluted (loss) income per share attributable to 4Kids Entertainment Inc. common shareholders	$(3.16)	$(2.79)	$(1.77)	$(0.08)	$0.37

Weighted average common shares
outstanding - basic	13,303,192	13,181,549	13,209,495	13,104,051	13,115,687
Weighted average common shares
outstanding - diluted	13,303,192	13,181,549	13,209,495	13,104,051	13,536,830

* Included as a reduction of selling, general and administrative expenses for 2006 and 2005 is income of $722 and $2,040, respectively, reclassified from income from discontinued operations to conform to 2009 presentation.

	Year Ended December 31,
	2009	2008	2007	2006	2005
Other Operating Data:
Cash flow (used in) provided by:
Operating activities	$(13,673)	$(32,310)	$(13,821)	$(1,057)	$3,242
Investing activities	3,522	23,408	20,576	(18,047)	(62,207)
Financing activities	74	(2,641)	2	1,445	(16,956)

	Year Ended December 31,
	2009	2008	2007	2006	2005

Total assets	$56,653	$100,574	$151,079	$181,395	$183,938
Working capital	4,859	17,579	65,135	123,906	129,576
Stockholders’ equity	35,117	74,991	128,088	154,737	153,397

The Company did not declare or pay any cash dividends during the five-year period ended December 31, 2009.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of our financial position and results of operations for each of the three years in the period ended December 31, 2009. This commentary should be read in conjunction with our consolidated financial statements and the notes to the Company’s consolidated financial statements, which begin on page F-1 under “Item 7. Financial Statements and Supplementary Data”.

Overview

The Company’s operating results for the year ended December 31, 2009 were negatively impacted by the continuing decline in the popularity of its significant Properties. Accordingly, the Company experienced an overall decrease in revenues worldwide. Based on the diminished popularity of the “Chaotic” Property, the Company’s Trading Card and Game Distribution segment experienced a reduction in orders from TC Digital’s distributors. Consequently, overall sales of “Chaotic” trading cards during fiscal 2009 were below expectations. In addition, these reduced sales caused (i) an overall surplus of trading card inventory forcing the Company to record significant reserves on this slower moving inventory; (ii) a reduction of the Company’s film inventory through amortization based on a change in the overall expected future revenues of the “Chaotic” Property; and (iii) an impairment charge for a portion of the carrying amount of many of the Company’s “Chaotic” related assets. The Company was also impacted by an other than temporary impairment of certain of the Company’s investment securities. During 2009, the Company implemented significant cost-cutting initiatives, primarily pertaining to personnel related costs and advertising and marketing expenses, in an effort to offset its poor operating results; however, these initiatives failed to offset lower revenues and other charges.

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

Management regularly reviews, and revises when necessary, its total revenue estimates on a title-by-title basis, which may result in a change in the rate of amortization and/or a write-down of the film or television asset to estimated fair value. The Company determines the estimated fair value for individual film and television Properties based on the estimated future ultimate revenues and costs in accordance with authoritative guidance issued by the Financial Accounting Standards Board (“FASB”).

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

4Kids TV Broadcast Agreement - The Company broadcasted certain of its Properties on 4Kids TV, the Saturday morning programming block that the Company leased from Fox, under the Fox Agreement, until December 31, 2008. The cost of 4Kids TV has been capitalized and amortized over each broadcast year based on estimated advertising revenue up until the termination of the Fox Agreement on December 31, 2008, at which time the cost to lease 4Kids TV was fully amortized.

Accounting Changes - The Company has reassessed the accounting treatment for reimbursements of its production costs under representation contracts and will no longer record these amounts as revenue with a corresponding charge to production service costs. In accordance with authoritative guidance issued by the FASB, the Company has retroactively adjusted revenue and production service costs for all periods presented. The Company considered the qualitative aspect of these adjustments, as well as the impact on the Company’s operating losses and earnings per share calculations in determining that no further restatement of the Company’s consolidated financial statements is necessitated by this accounting change. See Note 12 of the notes to the Company’s consolidated financial statements for a discussion of these changes.

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

Recently Adopted Accounting Standards - In June 2009, the FASB established the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The adoption of the Codification by the Company did not have a material impact on its consolidated financial statements or results of operations.  In accordance with the FASB’s guidance, the Company’s notes to consolidated financial statements will explain accounting concepts rather than cite the topics of specific U.S. GAAP.

In May 2009, the FASB issued authoritative guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance sets forth (1) the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which events or transactions occurring after the balance sheet date should be recognized in its financial statements and (3) the disclosures that should be made about events or transactions that occurred after the balance sheet date. In February 2010, the FASB amended this new standard to eliminate the requirement yo disclose the date through which subsequent events have been evaluated. As the new standard was not intended to significantly change the current practice of reporting subsequent events, it did not have an impact on the Company’s consolidated financial position and results of operations.

In April 2009, the FASB issued authoritative guidance related to investments in debt and equity securities. The objective of the new guidance is to make impairment guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments (“OTTI”) of debt and equity securities in financial statements.  The guidance revises the OTTI evaluation methodology. Further, the security is analyzed for credit loss, (the difference between the present value of cash flows expected to be collected and the amortized cost basis). The credit loss, if any, will then be recognized in the statement of earnings, while the balance of impairment related to other factors will be recognized in other comprehensive income. This guidance was effective for all interim and annual periods ending after June 15, 2009. The Company adopted this authoritative guidance issued by the FASB as of January 1, 2009 and recorded a cumulative-effect adjustment of $2,130 to its opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive loss.

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

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenues for the three years ended December 31, 2009, 2008 and 2007.

	2009	2008	2007
Net revenues	100%	100%	100%

Costs and expenses:
Selling, general and administrative	131	95	91
Cost of sales of trading cards	22	19	1
Amortization of television and film costs	58	13	16
Amortization of 4Kids TV broadcast fee	—	28	44
Impairment of investment in international
trading card subsidiary	6	—	—
Total costs and expenses	217	155	152

Loss from operations	(117)	(55)	(52)

Interest income	3	5	11
Impairment of investment securities	(17)	(14)	—
Loss on sale of investment securities	(21)	—	—
Total other (expense) income	(35)	(9)	11

Loss before income taxes	(152)	(64)	(41)

Benefit from (provision for) income taxes	10	—	(5)

Loss on previously unconsolidated affiliate	—	—	(1)

Noncontrolling interest	—	—	—

Net loss	(142)	(64)	(47)

Net loss attributable to noncontrolling interests	28	—	—

Net loss attributable to 4Kids Entertainment, Inc.	(114)%	(64)%	(47)%

Year Ended December 31, 2009 as compared to Year Ended December 31, 2008

Revenues

Revenues for the years ended December 31, 2009 and 2008, by reportable segment and for the Company as a whole, were as follows:

	2009	2008	$ Change	% Change
Licensing	$24,068	$17,124	$6,944	41%
Advertising Media and Broadcast	2,772	16,368	(13,596)	(83)
Television and Film Production/Distribution	7,340	8,433	(1,093)	(13)
Trading Card and Game Distribution	2,603	15,276	(12,673)	(83)
Total	$36,783	$57,201	$(20,418)	(36)%

The decrease in consolidated net revenues for 2009, as compared to 2008, was due to a number of factors.

In the Licensing segment, increased revenues were primarily attributable to:

(i)

a one-time payment of $9,786 received in consideration of the Company’s agreement to terminate its right to serve as the merchandise licensing agent for the “Teenage Mutant Ninja Turtles” Property prior to the scheduled expiration of the representation agreement with the Mirage Group in 2012; as well as

(ii)	increased revenues attributable to the “Monster Jam” Property, domestically of approximately $740; partially offset by
(iii)	decreased licensing revenues on the “Teenage Mutant Ninja Turtles”, “Winx Club” and “Shaman King” Properties, worldwide of approximately $1,650, $460 and $440, respectively.

The “Yu-Gi-Oh!”, “Monster Jam”, “Teenage Mutant Ninja Turtles” and “Cabbage Patch Kids” Properties were the largest contributors with approximately 77% of the Company’s revenues in this business segment for 2009, exclusive of the one-time “Teenage Mutant Ninja Turtles” payment. Exclusive of the one-time payment, “Teenage Mutant Ninja Turtles” revenue approximated 12% of consolidated net revenues during 2009. Revenues associated with the “Teenage Mutant Ninja Turtles” Property will cease as of June 30, 2010 along with the Company’s right to serve as merchandise licensing agent.

In the Advertising Media and Broadcast segment, the significant decrease in revenues for 2009 compared with 2008 primarily results from the different accounting treatment with regard to advertising revenue under our agreement with The CW as compared with the accounting treatment for advertising revenue received under the agreement that the Company had with Fox. Under The CW Network Agreement, the CW’s minimum guaranteed revenue share for The CW4Kids is offset against the Company’s network advertising revenues. Under the accounting treatment for the Fox Agreement, the Company recorded the full amount of the advertising revenue received with respect to advertising sales on Fox while at the same time amortizing the Fox broadcast fee as an expense rather than as an offset to network advertising revenue. For the year ended December 31, 2009, the Company recognized $450 of net advertising revenue attributable to The CW as compared to 2008 where the Company recognized $335 of advertising revenue attributable to The CW. Additionally in 2008, the Company recorded $13,446 of net advertising revenue attributable to Fox and $16,022 of the Fox broadcast fee for 4Kids TV which was amortized and classified as an expense rather than as an offset to network advertising revenue.

In the Television and Film Production/Distribution segment, the decrease in revenues for 2009, as compared to 2008, was primarily attributable to:

(i)	decreased international broadcast sales from the “Viva Piñata”, “Teenage Mutant Ninja Turtles” and “Yu-Gi-Oh!” television series of approximately $990, $510 and $470, respectively; as well as
(ii)	decreased contract revenue from the “Viva Piñata” television series of approximately $600; partially offset by
(iii)	increased international broadcast sales from the “Dinosaur King” television series of approximately $790.

The Trading Card and Game Distribution segment began to record significant revenues in 2008 as a result of the launch of the “Chaotic” trading card game to retail and mass market distribution. For the year ended December 31, 2009, retail sales were negatively impacted by diminished popularity of the “Chaotic” property accompanied by the continued global economic downturn. As a result, many retailers maintained reduced inventory levels, and the Company’s Trading Card and Game Distribution segment was negatively impacted by the resulting cut back by the Company’s distributors on orders placed with TC Digital. These reductions resulted in the Company recording lower revenues and higher inventory levels for the year ended December 31, 2009. Additionally, due to the overall lack of demand for the “Chaotic” Property, the Company has granted allowances and promotional markdowns to these distributors equal to approximately $2,295 for the year ended December 31, 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 12%, or $6,374 to $48,190 for the year ended December 31, 2009, when compared to the same period in 2008. The decrease was attributable to broad cost-cutting initiatives implemented throughout the Company and included:

(i)	decreased personnel related costs of approximately $3,120;
(ii)	decreased advertising and marketing costs of approximately $2,160;
(iii)	decreased international selling expenses of approximately $990;
(iv)	decreased travel and entertainment costs of approximately $860; and
(v)	decreased website costs of approximately $670.

Additionally, in 2009, the Company recorded nonrecurring severance expenses for terminated employees of approximately $2,410 which is included in personnel related costs.

Cost of Sales of Trading Cards

Cost of sales of trading cards represents finished goods inventory costs relating to the “Chaotic” trading card game. Cost of sales decreased 23%, or $2,458, to $8,167 for the year ended December 31, 2009, when compared to the same period in 2008. The decrease was primarily attributable to the overall decrease in trading card revenue. Based on the diminished popularity of the “Chaotic” Property, the Company’s Trading Card and Game Distribution segment experienced a reduction in orders from TC Digital’s distributors. These reduced sales caused an overall surplus of trading card inventory forcing the Company to record significant reserves on this slower moving inventory of approximately $3,829 based on the value of expected future trading card sales;

Capitalized Film Costs

	2009	2008	$ Change	% Change
Amortization of Television and Film Costs	$21,511	$7,707	$13,804	179%

The increase in amortization of television and film costs for the year ended December 31, 2009, as compared to the same period in 2008 is primarily due to increased amortization relating to the “Chaotic” television series based on significant reductions of estimated future revenues. In addition, increased amortization was recorded for the “Teenage Mutant Ninja Turtles” Property due to an increase in revenue from a one-time payment to the Company relating to the termination of the Company’s right to serve as the merchandise licensing agent for the Property, prior to the scheduled expiration of the representation agreement in 2012.

As of December 31, 2009, there was $6,832 of capitalized film production costs recorded in the Company’s consolidated balance sheet relating primarily to various stages of production on 229 episodes of animated programming. Based on management’s ultimate revenue estimates as of December 31, 2009, approximately 56% of the total completed and unamortized film and television costs are expected to be amortized during the next year, and over 90% of the total completed and unamortized film and television costs are expected to be amortized during the next three years.

4Kids TV Broadcast Fee

	2009	2008	$ Change	% Change
Amortization of 4Kids TV Broadcast Fee	$—	$16,022	$(16,022)	—%

Due to the termination of the Fox Agreement on December 31, 2008, the 4Kids TV broadcast fee has been fully amortized. The minimum guaranteed payment obligations under the CW Agreement are offset against the Company’s revenues from the sale of network advertising time on The CW4Kids rather than being amortized as a broadcast fee.

Impairment of Investment in International Trading Card Subsidiary

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of certain assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of these assets by determining whether the carrying value will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the value of the assets.

During the fourth quarter of 2009, the Company recorded $20,195 of charges to reduce the carrying value of certain “Chaotic” assets based on their revised estimated fair values. Such amounts include: (i) a reduction of the Company’s film inventory of $12,637 through amortization based on a change in the overall expected future revenues of the Property, including approximately $6,943 owed to the Company by CUSA and Apex, collectively, for their share of production costs for television episodes of the “Chaotic” Property under their representation agreement with 4Kids Licensing; (ii) a reduction of the Company’s trading card inventory of $3,829, based on the value of expected future trading card sales; (iii) an impairment charge with respect to the Company’s investment in TDI of $2,430 to reflect the decreased value of this non-performing international joint venture of the “Chaotic” trading card business; and (iv) an impairment charge of $1,299 relating to the decreased value of the Company’s international subsidiary’s investment in a percentage of domestic “Chaotic” trading card sales.

Interest Income

Interest income decreased 60%, or $1,646, to $1,076 for the year ended December 31, 2009, as compared to the same period in 2008, primarily as a result of lower cash balances and the Company‘s investments yielding lower interest rates than the prior period.

Impairment of Investment Securities

As of December 31, 2009, the Company held investment securities having an aggregate principal amount of $35,550. The estimated fair market value of the investment securities held by the Company had declined by $21,370 (a decline of $22,125 prior to 2009, with an increase in value of $755 during 2009) to $14,180, based upon an analysis of the current market conditions of the Company’s securities made by the Company in accordance with authoritative guidance issued by the FASB. The Company concluded in 2009, that $6,175 of the decline in the fair value of the investment securities held by the Company were now other than temporarily impaired. The Company’s determination that certain of its long-term investments were other than temporarily impaired was based upon the fact that: (i) two of the Company’s securities with an aggregate par value of $8,700 were sold subsequent to December 31, 2009 for $2,575 resulting in a realized loss of $6,125, of which $5,383 had been recorded in other comprehensive loss in 2008; and (ii) certain of the Company’s other ARS ceased to pay interest according to their stated terms and that the underlying bond insurers of such securities elected to exercise their put right against the trusts, thereby exchanging the investment grade collateral in the trust with preferred stock. The Company did not incur any impairment charges in 2009 due to credit losses under the new authoritative guidance issued by the FASB in 2009. The Company continues to monitor the market for ARS and consider its impact (if any) on the fair value of its investments. If the current market conditions deteriorate further, the Company may be required to record additional impairment charges to non-operating expense in future periods.

Loss on Sale of Investment Securities

During 2009, the Company sold securities with a par value of $11,380 for $3,733 causing the Company to record a loss on the sale of investment securities of $7,647.

Loss Before Income Taxes

	2009	2008	$ Change	% Change
Licensing	$(8,913)	$(8,558)	$(355)	(4)%
Advertising, Media and Broadcast	(4,278)	(8,854)	4,576	52
Television and Film Production/Distribution	(22,491)	(6,470)	(16,021)	(248)
Trading Card and Game Distribution	(20,579)	(12,947)	(7,632)	(59)
Total	$(56,261)	$(36,829)	$(19,432)	(53)%

In the Licensing segment, the increase in segment loss for the year ended December 31, 2009, as compared to the same period in 2008, was primarily attributable to a loss on the sale of investment securities of $7,647, as well as lower licensing revenues and lower interest income allocated to this segment, partially offset by a decrease in licensing expenses.

In the Advertising Media and Broadcast segment, the decrease in segment loss for the year ended December 31, 2009, as compared to the same period in 2008, resulted from the amortization of the 4Kids TV broadcast fee during 2008 which was greater than the minimum guaranteed payment made for The CW4Kids broadcast block in 2009. Stronger ratings for the Company’s Properties broadcast on its programming block during the year also contributed to the improvement in segment performance.

In the Television and Film Production/Distribution segment, the increase in segment loss for the year ended December 31, 2009, as compared to the same period in 2008, was primarily due to increased amortization of television and film costs resulting from a significantly revised downward outlook for the “Chaotic” Property and the termination of the “Teenage Mutant Ninja Turtle” representation rights as well as an overall decrease in production revenues partially offset by a decrease in international sales expense.

In the Trading Card and Game Distribution segment, the increase in segment loss for the year ended December 31, 2009, as compared to the same period in 2008, was primarily attributable to the overall decrease in trading card revenue as well as a reduction in carrying value of the Company’s trading card inventory of $3,829, based on the value of expected future trading card sales.

Income Tax Expense

The net tax benefit of $3,805 for the year ended December 31, 2009 reflected a current tax benefit related to the utilization of the Company’s net operating loss carrybacks. The net tax provision for the year ended December 31, 2008 reflected a deferred tax expense of $300 related to taxable income from the Company’s foreign subsidiary.

The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. Authoritative guidance issued by the FASB requires the Company to record a valuation allowance when it is more likely than not that all or some portion of the deferred tax assets will not be realized. In view of the level of deferred tax assets as of December 31, 2009, and the Company’s historical losses from operations, the Company has determined that a full valuation allowance against its net deferred tax assets is required.

In the event that the Company earns pre-tax income in the future such that it will be able to use some or all of its deferred tax assets, the Company will reduce or eliminate the valuation allowance. If the Company were to reverse the valuation allowance, in whole or in part, the Company’s income statement for such reporting period would record a reduction in income tax expense and an increase in net income, to the extent of the reversal of the valuation allowance.

The Company files in multiple tax jurisdictions and from time to time is subject to audit in certain tax jurisdictions. As of December 31, 2009, there were no outstanding tax audits.

Net Loss

As a result of the above, the Company had a net loss for the year ended December 31, 2009 of $52,456, as compared to a net loss in 2008 of $36,819.

Year Ended December 31, 2008 as compared to Year Ended December 31, 2007

Revenues

Revenues for the years ended December 31, 2008 and 2007, by reportable segment and for the Company as a whole, were as follows:

	2008	2007	$ Change	% Change
Licensing	$17,124	$22,561	$(5,437)	(24)%
Advertising Media and Broadcast	16,368	16,296	72	—
Television and Film Production/Distribution	8,433	9,571	(1,138)	(12)
Trading Card and Game Distribution	15,276	776	14,500	1,869
Total	$57,201	$49,204	$7,997	16%

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

In the Television and Film Production/Distribution segment, the revenue decline for 2008, as compared to 2007, primarily resulting from:

(i)	decreased broadcast sales from the “Yu-Gi-Oh!” television series , domestically of approximately $1,440; as well as
(ii)	decreased broadcast and home video sales from the “Pokémon” television series of approximately $570; partially offset by
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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 21%, or $9,594 to $54,564 for the year ended December 31, 2008, when compared to 2007. The increase was primarily due to the following:

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

Capitalized Film Costs

	2008	2007	$ Change	% Change
Amortization of Television and Film Costs	$7,707	$8,179	$(472)	(6)%

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

Impairment of Investment Securities

As of December 31, 2008, the Company held investment securities having an aggregate principal amount of $46,930. As of December 31, 2008, the estimated fair market value of the investment securities held by the Company had declined by $25,313 ($3,993 during 2007 and $21,320 during 2008) to $21,617, based upon an analysis of the current market conditions of the Company’s investment securities made by the Company in accordance with authoritative guidance issued by the FASB. The Company concluded that a portion of the 2008 decline in fair value of $6,262, as well as $1,572 of the long-term investment decline during 2007 previously deemed to be temporarily impaired and recorded to other comprehensive income in 2007, were now other than temporarily impaired. The Company’s determination that certain of its long-term investments were other than temporarily impaired was based upon the fact that certain of the Company’s auction rate securities (“ARS”) ceased to pay interest according to their stated terms and that the underlying bond insurers of such securities elected to exercise their put right against the trusts, thereby exchanging the investment grade collateral in the trust with preferred stock. Accordingly, the Company recorded $7,834 of impairment charges to non-operating expense, in the Licensing segment, related to the other than temporary impairment of its ARS. The Company continues to monitor the market for ARS and considers its impact (if any) on the fair value of its investments. If the current market conditions deteriorate further, the Company may be required to record additional impairment charges to non-operating expense in future periods.

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

The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. The authoritative guidance issued by the FASB requires the Company to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In view of the level of deferred tax assets as of December 31, 2008, and the Company’s historical losses from operations, the Company has determined that the application of the authoritative guidance issued by the FASB requires the Company to record a full valuation allowance against its net deferred tax assets.

In the event that the Company earns pre-tax income in the future such that it will be able to use some or all of its deferred tax assets, the authoritative guidance issued by the FASB permits the Company to reduce or eliminate the valuation allowance. If the Company were to reverse the valuation allowance, in whole or in part, the Company’s income statement for such reporting period would record a reduction in income tax expense and an increase in net income, to the extent of the reversal of the valuation allowance.

The Company's effective tax rate for 2008 would have been a benefit of 38.1%. This rate differs from the Federal statutory rate of 35% primarily due to the mix of income and losses, which have tax rates that differ from the statutory rate, and due to permanent differences and tax rate differences on subsidiaries.

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

Liquidity and Capital Resources

Financial Position

Cash and cash equivalents for the years ended December 31, 2009 and 2008 were as follows:

	2009	2008	$ Change

Cash and cash equivalents	$3,621	$13,503	$(9,882)

Long-term investments for the years ended December 31, 2009 and 2008 were as follows:

	2009	2008	$ Change

Investments	$14,180	$21,617	$(7,437)

The Company’s long-term investments principally consist of ARS, corporate bonds and preferred shares. ARS are generally rated “BBB” or better by one or more national rating agencies and have contractual maturities of up to 80 years. Of the aggregate principal amount of $35,550 in investment securities held by the Company as of December 31, 2009, 23% mature within the next 30 years, 43% mature through 2087 and the remaining 57% have no maturity date. The Company classifies these investments as “available for sale”, in accordance with the authoritative guidance issued by the FASB for certain investments in debt and equity securities. The ARS that the Company invests in generally had interest reset dates that occurred every 7 or 35 days and despite the long-term nature of their stated contractual maturity, the historical operation of the ARS market had given the Company the ability to quickly liquidate these securities at ongoing auctions every 35 days or less.

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

The ARS currently held by the Company are private placement debt securities with long-term nominal maturities and interest rates that typically reset monthly. The Company’s investments in ARS represent interests in debt obligations issued by banks and insurance companies that originally had at least an “A” credit rating at the time of purchase, including JP Morgan Chase, bond and mortgage insurers and re-insurers such as MBIA, AMBAC, FGIC, FSA, RAM and Radian. The collateral underlying these securities consists primarily of commercial paper, but also includes asset-backed and mortgage-backed securities, corporate debt, government holdings, money market funds and other ARS.

As of December 31, 2009, the Company held investment securities having an aggregate principal amount of $35,550. The estimated fair market value of the investment securities held by the Company had declined by $21,370 (a decline of $22,125 prior to 2009, with an increase in value of $755 during 2009) to $14,180, including $2,130 related to credit losses recorded in accordance with new authoritative guidance issued by the FASB and adopted in 2009 based upon an analysis of the current market conditions of the Company’s securities made by the Company. The Company concluded in 2009, that $6,175 of the decline in the fair value of the investment securities held by the Company were now other than temporarily impaired. The Company’s determination that certain of its long-term investments were other than temporarily impaired was based upon the fact that: (i) two of the Company’s securities with an aggregate par value of $8,700 were sold subsequent to December 31, 2009 for $2,575 resulting in a realized loss of $6,125, of which $5,383 had been recorded in other comprehensive loss in 2008; and (ii) certain of the Company’s other ARS ceased to pay interest according to their stated terms and that the underlying bond insurers of such securities elected to exercise their put right against the trusts, thereby exchanging the investment grade collateral in the trust with preferred stock. The Company did not incur any impairment charges in 2009 as a result of credit losses under the new authoritative guidance issued by the FASB in 2009.

Since the Company has the ability, and presently expects, to hold its remaining investment securities until recovery of their face value, which may not be prior to the maturity of the applicable security (to the extent such security has a specified maturity date) and based on consideration of all of the factors described above, the Company considered certain of these investments to be temporarily impaired as such term is defined in the accounting literature. Accordingly, the entire balance of unrealized loss in accumulated other comprehensive income at December 31, 2009 relates to securities which the Company considers temporarily impaired. Additionally, these remaining investment securities held by the Company have continued to pay interest according to their stated terms, which the Company believes may create an incentive for the issuers to redeem these securities once the current liquidity problems in the credit market substantially improve.

The Company continues to monitor the market for ARS and consider its impact (if any) on the fair value of its investments. If the current market conditions deteriorate further, the Company may be required to record additional impairment charges to non-operating expense in future periods.

During 2009, the Company sold investment securities with a par value of $11,380 for $3,733 causing the Company to record a loss on the sale of investments of $7,647. The Company had previously recorded an unrealized loss on these securities of $3,081, which was reclassified due to the sale of the investment.

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

Given the failed auctions, the Company’s investment securities are currently illiquid.  Accordingly, the Company has classified $14,180 of its investment in ARS and the securities into which certain of the ARS have been exchanged, as non-current assets as of December 31, 2009 on its balance sheet due to the fact that the Company believes that the liquidity of these securities is unlikely to be restored in a period less than twelve months from such date.

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

During the first quarter of 2010, the Company realized cash proceeds from the sale of two of its investment securities in an amount equal to approximately $2,575 and received tax refunds relating to extended net operating loss carrybacks of approximately $3,567. Based on the Company’s receipt of such cash proceeds, its cash position as of December 31, 2009, the anticipated effects of the significant cost cutting initiatives implemented by the Company during 2009 and continuing into 2010, and the Company’s belief that economic conditions have become more stable, the Company expects its overall cash position to provide adequate liquidity to fund its day-to-day operations for the next twelve months. However, the illiquidity affecting a significant portion of the Company’s portfolio of investment securities is impacting the Company’s ability to make capital investments or expand its operations.

If the Company determines that it is necessary to generate additional cash to fund its operations, the Company will consider all alternatives available to it, including, but not limited to sales of assets, issuance of equity or debt securities and third party arrangements. There can be no assurance, however, that the Company would be able to generate such additional cash in a timely manner or that such additional cash could be obtained on terms acceptable to the Company.

Sources and Uses of Cash

Cash flows for the three years ended December 31, 2009, 2008 and 2007 were as follows:

Sources (Uses)	2009	2008	2007
Operating Activities	$(13,673)	$(32,310)	$(13,821)
Investing Activities	3,522	23,408	20,576
Financing Activities	74	(2,641)	2

Working capital, consisting of current assets less current liabilities, was $4,859 as of December 31, 2009 and $17,579 as of December 31, 2008.

Operating Activities

2009

Net cash used in operating activities of $13,673 in 2009 primarily reflects a decrease in the Company’s business performance, as well as additional costs related to the purchase of film and television inventory, partially offset by increased collections of the Company’s accounts receivable.

2008

Net cash used in operating activities of $32,310 in 2008 primarily reflects a decrease in the Company’s business performance as well as additional costs related to the purchase of film and television inventory, payment of the Fox broadcast fee and purchase of trading card inventory. This decrease was partially offset by amortization of television and film costs and the 4Kids TV broadcast fee as well as the impairment of a portion of the Company’s investment securities

2007

Net cash used in operating activities of $13,821 in 2007, primarily reflected a decrease in the Company’s business performance. This decrease was partially offset by a reduction of the Company’s tax assets attributable to a valuation allowance being established against net operating loss carryforwards.

Investing Activities

2009

Net cash provided by investing activities of $3,522 in 2009, reflects proceeds from the sale of certain of the Company’s investment securities for $3,733, partially offset by purchases of property and equipment.

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

Financing Activities

2009

Net cash provided by financing activities of $74 in 2009, reflects the capital contributions from the Company’s noncontrolling interests, partially offset by the Company’s purchase of shares of its common stock classified as treasury stock on the consolidated financial statements.

2008

Net cash used in financing activities of $2,641 in 2008, reflects the Company’s purchase of shares of its common stock classified as treasury stock on the consolidated financial statements.

2007

Net cash provided by financing activities of $2 in 2007, reflected proceeds from the exercise of stock options, substantially offset by the purchase of treasury shares.

During 2009, the Company's cash flow from operations was impacted by an overall decrease in consumer spending due to the diminished popularity of its Properties, as well as the current economic conditions.  While the Company strives to further diversify its revenue streams, management remains cognizant of changing trends in the toy, game and entertainment business and the difficulty in predicting the length of time a property will be commercially successful.  As a result, the Company's revenues, operating results and cash flow from operations may fluctuate significantly from year to year and present operating results are not necessarily indicative of future performance.

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

In December 2009, the Company notified The CW that it believed it was entitled to a reduction in the total guarantee for the broadcast year as well as a change in the split of the national advertising proceeds derived from The CW4Kids block from 80% - 20% in favor of The CW to 65% - 35% in favor of The CW as a result of industry action taken by most of the leading food advertisers reducing or otherwise limiting categories of permitted advertising in response to public concern about childhood obesity. Such a reduction and adjustment in the share of advertising proceeds is provided for under The CW Agreement if any federal, state or other governmental law, regulation or rule or any industry action bans, reduces or otherwise limits the categories of permitted advertising that can be broadcast in children's programming. The Company has supplied The CW with evidence supporting its position including a copy of the October 2009 report of the Children's Food and Beverage Advertising Initiative set up under the auspices of the Council of Better Business Bureaus which describes the effect of the industry action undertaken by leading food advertisers as well as children's food advertising spending statistics documenting the reduction in children's food advertising. In December 2009, the Company paid The CW the first installment of $4,275 in respect of the quarterly guarantee for the 2009 - 2010 broadcast season rather than $6,750, the original amount required under The CW Agreement.

The CW has disputed the Company’s position by claiming that there has been no industry action reducing or otherwise limiting the categories of permitted advertising and believes that the Company is in breach of The CW Agreement by having paid the reduced amount in respect of the quarterly guarantee. The Company and The CW are currently in discussions regarding the contractual dispute. If they are unable to resolve the dispute through negotiation, the dispute between the Company and The CW will be resolved through arbitration. If the Company prevails through negotiation or arbitration, the $15,000 guarantee will be reduced and the split of advertising revenues will be adjusted. There can be no assurance, however, that the Company will prevail or of the amount of any reduction or adjustment in the event the Company is successful. If the Company is unsuccessful, it will be required to pay $2,475 to The CW, representing the difference between the original amount required under The CW Agreement and the amount paid by the Company in December 2009.

The Company broadcasted certain of its Properties on 4Kids TV, the Saturday morning programming block that the Company leased from Fox, under the Fox Agreement. On November 9, 2008, the Company entered into an agreement with Fox to settle the lawsuit brought by the Company against Fox for alleged breaches of the Fox Agreement. Under the terms of the Settlement Agreement, the Fox Agreement terminated on December 31, 2008 rather than at the end of the 2008-2009 broadcast season in September 2009. The Company’s remaining financial obligations to Fox for the first three quarters of 2009 also terminated. During the year ended December 31, 2009, the Company paid Fox $6,250 in respect of its remaining obligation under the Settlement Agreement. The cost of 4Kids TV has been capitalized and amortized over each broadcast year based on estimated advertising revenue until the termination of the Fox Agreement on December 31, 2008, at which time the cost to lease 4Kids TV was fully amortized.

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

Contractual Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments for goods and services. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of December 31, 2009 and the impact that such obligations are expected to have on the Company’s liquidity and cash flows in future periods. The Company expects to fund these commitments primarily with operating cash flows generated in the normal course of business.

Year Ending December 31,	CW Agreement	Operating Leases	Total
2010	$15,000	$2,334	$17,334
2011	15,000	1,254	16,254
2012	15,000	971	15,971
2013	8,250	996	9,246
2014	—	1,025	1,025
2015 and after	—	2,705	2,705
Total	$53,250	$9,285	$62,535

The Company’s contractual obligations and commitments are detailed in the Company’s consolidated financial statements. For additional information see Note 14 of the notes to the Company’s consolidated financial statements.

Item 6A. Quantitative and Qualitative Disclosures About Market Risk.

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

Item 7.	Financial Statements and Supplementary Data.

The Reports of Registered Public Independent Accounting Firms, the Company’s consolidated financial statements and notes to the Company’s consolidated financial statements appear in a separate section of this Form 10-K (beginning on Page F-1 following Part IV). The index to the Company’s consolidated financial statements is included in Item 14.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Controls and Procedures.

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

We completed an evaluation under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the fourth quarter, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." Based on this assessment, management believes that, as of December 31, 2009, our internal control over financial reporting was effective based on those criteria.

Eisner LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an auditors' report on our internal control over financial reporting.

Item 8B.  Other Information.

None.

PART III

Item 9. Directors and Executive Officers of the Registrant.

Information concerning directors and officers of the Company is incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year.

On May 29, 2009, the Company filed with the New York Stock Exchange the Annual CEO Certification regarding the Company’s compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

Item 10. Executive Compensation.

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

PART IV

Item 14. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements:

The following consolidated financial statements of 4Kids Entertainment, Inc. and Subsidiaries are included in Item 8:

Page
Number
Reports of Independent Registered Public Accounting Firms on Consolidated Financial Statements	F-1 to F-2

Consolidated Balance Sheets - December 31, 2009 and 2008	F-3

Consolidated Statements of Operations - Years Ended
December 31, 2009, 2008 and 2007	F-4

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss -
Years Ended December 31, 2009, 2008 and 2007	F-5

Consolidated Statements of Cash Flows - Years Ended
December 31, 2009, 2008 and 2007	F-6

Notes to Consolidated Financial Statements	F-7 to F-34

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

Date: March 15, 2010

By	/s/ Alfred R. Kahn

___________________________

Alfred R. Kahn,
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 15, 2010

/s/ Alfred R. Kahn

___________________________

Alfred R. Kahn,
Chairman of the Board,
Chief Executive Officer and
Director

Date: March 15, 2010

/s/ Bruce R. Foster

___________________________

Bruce R. Foster,
Executive Vice President,
Principal Financial
and Accounting Officer

Date: March 15, 2010

/s/ Samuel R. Newborn

___________________________

Samuel R. Newborn,
Executive Vice President,
General Counsel and
Director

Date: March 15, 2010

/s/ Richard Block

___________________________

Richard Block,
Director

Date: March 15, 2010

/s/ Jay Emmett

___________________________

Jay Emmett,
Director

Date: March 15, 2010

/s/ Michael Goldstein

___________________________

Michael Goldstein,
Director

Date: March 15, 2010

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

3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant, dated April 29, 1999. (2)

3.3	Certificate of Amendment to the Certificate of Incorporation of the Registrant, dated May 18, 2000. (3)

3.4	Certificate of Amendment to the Certificate of Incorporation of the Registrant, dated August 15, 2007. (4)

3.5	Amended and Restated By-Laws of the Registrant adopted by the Board of Directors on August 15, 2007. (4)

4.1	Form of Common Stock Certificate. (5)

4.2	Rights Agreement dated as of August 15, 2007 between 4Kids Entertainment and Continental Stock Transfer & Trust Co., as Rights Agent. (4)

4.3	First Amendment dated as of June 23, 2008 of the Rights Agreement between 4Kids Entertainment and Continental Stock Transfer & Trust Co., as Rights Agent. (28)

10.1	1999 Stock Option Plan. (*) (2)

10.2	2000 Stock Option Plan. (*) (3)

10.3	2001 Stock Option Plan. (*) (6)

10.4	2002 Stock Option Plan. (*) (7)

10.5	2003 Stock Option Plan. (*) (8)

10.6	2004 Stock Option Plan. (*) (9)

10.7	2005 Long-Term Incentive Compensation Plan. (*) (10)

10.8	2006 Long-Term Incentive Compensation Plan. (*) (11)

10.9	2007 Long-Term Incentive Compensation Plan. (*) (12)

10.10	2008 Long-Term Incentive Compensation Plan (*) (13)

10.11	Agreement of Lease, dated March 28, 1988, between the Registrant and 1414 Avenue of the Americas Company (“1414 Lease”). (14)

10.12	Amendment, dated July 8, 1994, to the 1414 Lease. (14)

10.13	Amended and Restated Employment Agreement dated January 1, 2002, between 4Kids Entertainment Licensing, Inc. and Alfred R. Kahn. (*)(15)

10.14	Second Amended and Restated Employment Agreement, dated December 15, 2006, between 4Kids Entertainment Licensing, Inc. and Alfred R. Kahn. (*)(16)

10.15	Amendment to Second Amended and Restated Employment Agreement, dated December 31, 2009, between 4Kids Entertainment Licensing, Inc. and Alfred R. Kahn. (*)(33)

10.16	Employment Agreement, dated January 1, 2002, between 4Kids Productions, Inc. and Norman Grossfeld. (*)(15)

10.17	Amendment dated as of June 16, 2003, to the Employment Agreement between 4Kids Productions, Inc. and Norman Grossfeld. (*)(15)

10.18	Amendment to Employment Agreement, dated March 2, 2006, between 4Kids Productions, Inc. and Norman Grossfeld. (*)(17)

10.19	Employment Agreement, dated January 1, 2002, between 4Kids Entertainment Licensing, Inc. and Samuel R. Newborn. (*)(15)

10.20	Amendment dated as of June 16, 2003, to the Employment Agreement between 4Kids Entertainment Licensing, Inc. and Samuel R. Newborn. (*)(15)

10.21	Amendment to Employment Agreement, dated as of March 2, 2006, between 4Kids Entertainment Licensing, Inc. and Samuel R. Newborn. (*)(17)

10.22	Amendment to Employment Agreement, dated as of October 14, 2009, among 4Kids Entertainment Licensing, Inc., 4Kids Entertainment Inc. and Samuel R. Newborn. (*)(31)

10.23	Severance Agreement, dated as of October 14, 2009, among 4Kids Entertainment, Inc., 4Kids Entertainment Licensing, Inc. and Samuel R. Newborn. (*)(31)

10.24	Amendment to Severance Agreement, dated as of December 31, 2009, among 4Kids Entertainment, Inc., and 4Kids Entertainment Licensing, Inc. and Samuel R. Newborn. (*)(33)

10.25	Employment Agreement dated as of June 30, 2005, between 4Kids Entertainment, Inc., and Steven M. Grossman. (*)(18)

10.26	General Release Agreement of Steven M. Grossman dated as of April 6, 2006. (*)(19)

10.27	Employment Agreement dated as of December 1, 2005, between 4Kids Entertainment Licensing, Inc., and Bruce R. Foster. (*)(20)

10.28	Amendment to Employment Agreement dated as of January 30, 2007, among 4Kids Entertainment Licensing, Inc., 4Kids Entertainment, Inc. and Bruce R. Foster. (*)(21)

10.29	Amendment to Employment Agreement dated as of April 16, 2007, among 4Kids Entertainment Licensing, Inc., 4Kids Entertainment, Inc. and Bruce R. Foster. (*)(34)

10.30	Amendment to Employment Agreement, dated as of October 14, 2009, among 4Kids Entertainment Licensing, Inc., 4Kids Entertainment, Inc. and Bruce R. Foster. (*)(31)

10.31	Severance Agreement, dated as of October 14, 2009, among 4Kids Entertainment Licensing, Inc., 4Kids Entertainment, Inc. and Bruce R. Foster. (*)(31)

10.32	Amendment to Severance Agreement, dated as of December 31, 2009, among 4Kids Entertainment Licensing, Inc., 4Kids Entertainment, Inc. and Bruce R. Foster. (*)(33)

10.33	Employment Agreement dated as of July 1, 2003, between 4Kids Entertainment Licensing, Inc. and Brian Lacey. (*)(22)

10.34	Amendment to Employment Agreement, dated as of October 16, 2006, among 4Kids Entertainment Licensing, Inc., 4Kids Entertainment, Inc. and Brian Lacey. (*)(23)

10.35	Severance Agreement, dated as of November 24, 2009, among 4Kids Entertainment Licensing, Inc., 4Kids Entertainment, Inc. and Brian Lacey. (*)(32)

10.36	Amendment Agreement, dated March 14, 2006, between 4Kids Entertainment, Inc. and Fox Broadcasting Company. (*)(22)

10.37	Employment Agreement, dated as of December 11, 2006, between TC Digital Games LLC and Bryan Gannon. (*)(24)

10.38	Employment Agreement, dated as of December 11, 2006, between TC Digital Games LLC and John Milito. (*)(24)

10.39	Settlement Agreement and Mutual General Release dated as of June 19, 2006 among The Summit Media Group, Inc., The Beacon Media Group LLC, Sheldon Hirsch, Tom Horner and Paul Caldera. (25)

10.40	Operating Agreement of TC Digital Games LLC, dated as of December 11, 2006, between 4Kids Digital Games, Inc. and Chaotic USA Entertainment Digital Games LLC. (24)

10.41	Operating Agreement of TC Websites LLC, dated as of December 11, 2006, between 4Kids Websites, Inc. and Chaotic USA Entertainment Group, Inc. (24)

10.42	Operating Acquisition and Administration agreement dated June 28, 2002 between Cherry Lane Publishing Company, Inc. and 4Kids Entertainment Music, Inc. (26)

10.43	Saturday Morning Programming Block dated October 1, 2007 between The CW Network, LLC. and 4Kids Entertainment, Inc. (26)

10.44	Membership Interest Purchase Agreement dated December 18, 2007 between TC Digital Games, LLC, Chaotic USA Entertainment Group, Inc. and 4Kids Digital, Inc. (26)

10.45	Membership Interest Purchase Agreement dated December 18, 2007 between TC Websites LLC, Chaotic USA Entertainment Group, Inc. and 4Kids Websites, Inc. (26)

10.46	First Amendment dated as of September 15, 2008 to the Operating Agreement of TC Websites LLC, between 4Kids Websites, Inc. and Chaotic USA Entertainment Group, Inc. (29)

10.47	Employment Agreement, dated as of June 1, 2008, between 4Kids Ad Sales, Inc. and Daniel Barnathan. (*)(27)

10.48	Confidential Settlement Agreement and General Release of all Claims between 4Kids Entertainment, Inc. and the Fox Broadcasting Company. (30)

10.49

Letter Agreement Supplement to the Termination, Assignment and Release Agreement, dated as of October 20, 2009, between 4Kids Entertainment, Inc. and its Subsidiaries, Mirage Licensing, Inc and Mirage Studios, Inc. (included herein)

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Eisner LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Joint Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________

*	Denotes a management contract or compensatory plan, contract or arrangement.

(1)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 000-07843).

(2)	Incorporated by reference to 1999 Proxy Statement for Annual Meeting of Shareholders held April 29, 1999 (File No. 000-07843).

(3)	Incorporated by reference to 2000 Proxy Statement for Annual Meeting of Shareholders held May 17, 2000 (File No. 000-07843).

(4)	Incorporated by reference to Current Report on Form 8-K dated August 16, 2007 (File No. 001-16117).

(5)	Incorporated by reference to Registration Statement on Form S-1 declared effective March 7, 1986 (File No. 33-3056).

(6)	Incorporated by reference to 2002 Proxy Statement for Annual Meeting of Shareholders held May 23, 2001 (File No. 001-16117).

(7)	Incorporated by reference to 2002 Proxy Statement for Annual Meeting of Shareholders held May 23, 2002 (File No. 001-16117).

(8)	Incorporated by reference to 2003 Proxy Statement for Annual Meeting of Shareholders held May 23, 2003 (File No. 001-16117).

(9)	Incorporated by reference to 2004 Proxy Statement for Annual Meeting of Shareholders held May 27, 2004 (File No. 001-16117).

(10)	Incorporated by reference to 2005 Proxy Statement for Annual Meeting of Shareholders held May 26, 2005 (File No. 001-16117).

(11)	Incorporated by reference to 2006 Proxy Statement for Annual Meeting of Shareholders held May 26, 2006 (File No. 001-16117).

(12)	Incorporated by reference to 2007 Proxy Statement for Annual Meeting of Shareholders held May 25, 2007 (File No. 001-16117).

(13)	Incorporated by reference to 2008 Proxy Statement for Annual Meeting of Shareholders held May 20, 2008 (File No. 001-16117).

(14)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 000-07843).

(15)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 001-16117).

(16)	Incorporated by reference to Current Report on Form 8-K dated December 21, 2006 (File No. 001-16117).

(17)	Incorporated by reference to Current Report on Form 8-K dated March 8, 2006 (File No. 001-16117).

(18)	Incorporated by reference to Current Report on Form 8-K dated July 7, 2005 (File No. 001-16117).

(19)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 001-16117).

(20)	Incorporated by reference to Current Report on Form 8-K dated January 13, 2006 (File No. 001-16117).

(21)	Incorporated by reference to Current Report on Form 8-K dated February 5, 2007 (File No. 001-16117).

(22)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-07843).

(23)	Incorporated by reference to Current Report on Form 8-K dated November 2, 2006 (File No. 001-16117).

(24)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-07843).

(25)	Incorporated by reference to Current Report on Form 8-K dated June 23, 2006 (File No. 001-16117).

(26)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-07843).

(27)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 001-16117).

(28)	Incorporated by reference to Current Report on Form 8-K dated June 25, 2008 (File No. 001-16117).

(29)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-16117).

(30)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-07843).

(31)	Incorporated by reference to Current Report on Form 8-K dated October 21, 2009 (File No. 001-16117).

(32)	Incorporated by reference to Current Report on Form 8-K December 1, 2009 (File No. 001-16117).

(33)	Incorporated by reference to Current Report on Form 8-K dated January 7, 2010 (File No. 001-16117).

(34)	Incorporated by reference to Current Report on Form 8-K dated April 23, 2007 (File No. 001-16117).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

4Kids Entertainment, Inc.

We have audited the accompanying consolidated balance sheets of 4Kids Entertainment, Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the three year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2009 and 2008 and the consolidated results of their operations and their consolidated cash flows for each of the years in the three year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2010 expressed an unqualified opinion thereon.

/s/ Eisner LLP

New York, New York

March 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

4Kids Entertainment, Inc.

We have audited 4Kids Entertainment, Inc. internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). 4Kids Entertainment, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, 4Kids Entertainment, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of 4Kids Entertainment, Inc. and subsidiaries as of December 31, 2009, and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three year period ended December 31, 2009, and our report dated March 15, 2010 expressed an unqualified opinion on those financial statements.

/s/ Eisner LLP

New York, New York

March 15, 2010

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

(In thousands of dollars, except share data)

ASSETS:	2009	2008
Current assets:
Cash and cash equivalents	$3,621	$13,503
Accounts receivable - net	14,470	22,818
Inventories - net	1,273	4,241
Income taxes receivable	4,044	137
Prepaid expenses and other current assets	2,612	1,876
Deferred income taxes	—	127
Total current assets	26,020	42,702

Property and equipment - net	2,898	4,287
Long term investments	14,180	21,617
Accounts receivable – noncurrent, net	153	655
Film and television costs - net	6,832	16,661
Other assets - net (includes related party amounts of $1,215 and $6,638, respectively)	6,570	14,652
Total assets	$56,653	$100,574

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Due to licensors	$6,578	$5,651
Accounts payable and accrued expenses	12,304	16,202
Deferred revenue	2,279	3,270
Total current liabilities	21,161	25,123

Deferred rent	375	460
Total liabilities	21,536	25,583

Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock, $.01 par value - authorized, 3,000,000 shares; none issued	—	—
Common stock, $.01 par value - authorized, 40,000,000 shares; issued, 15,411,099 and 15,246,579 shares; outstanding 13,352,053 and 13,227,019 shares in 2009 and 2008, respectively	154	152
Additional paid-in capital	66,991	65,107
Accumulated other comprehensive loss	(4,644)	(17,396)
Retained earnings	19,298	63,504
	81,799	111,367
Less cost of 2,059,046 and 2,019,560 treasury shares in 2009 and 2008, respectively	36,434	36,376
Total shareholders’ equity of 4Kids Entertainment, Inc.	45,365	74,991
Noncontrolling interests	(10,248)	—
Total equity	35,117	74,991
Total liabilities and stockholders’ equity	$56,653	$100,574

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(In thousands of dollars, except share data)

	2009	2008	2007
Net revenues:
Service revenue	$24,394	$41,925	$48,428
Product revenue	2,603	15,276	776
Other revenue	9,786	—	—
Total net revenues	36,783	57,201	49,204

Costs and expenses:
Selling, general and administrative	48,190	54,564	44,970
Cost of sales of trading cards	8,167	10,625	352
Amortization of television and film costs	21,511	7,707	8,179
Amortization of 4Kids TV broadcast fee	—	16,022	21,472
Impairment of investment in international
trading card subsidiary	2,430	—	—
Total costs and expenses	80,298	88,918	74,973

Loss from operations	(43,515)	(31,717)	(25,769)

Interest income	1,076	2,722	5,281
Impairment of investment securities	(6,175)	(7,834)	—
Loss on sale of investment securities	(7,647)	—	—
Total other (expense) income	(12,746)	(5,112)	5,281

Loss before income taxes	(56,261)	(36,829)	(20,488)

Benefit from (provision for) income taxes	3,805	(300)	(2,436)

Loss on previously unconsolidated affiliate	—	—	(498)

Noncontrolling interest	—	310	96

Net loss	(52,456)	(36,819)	(23,326)

Net loss attributable to noncontrolling interests (Note 15)	10,380	—	—

Net loss attributable to 4Kids Entertainment, Inc.	$(42,076)	$(36,819)	$(23,326)

Basic loss per share attributable to 4Kids Entertainment, Inc. common shareholders	$(3.16)	$(2.79)	$(1.77)

Diluted loss per share attributable to 4Kids Entertainment, Inc. common shareholders	$(3.16)	$(2.79)	$(1.77)

Weighted average common shares
outstanding - basic	13,303,192	13,181,549	13,209,495
Weighted average common shares
outstanding - diluted	13,303,192	13,181,549	13,209,495

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(In thousands of dollars and shares)

	4Kids Entertainment, Inc. Shareholders
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Less Treasury Stock	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
BALANCE, DECEMBER 31, 2006	14,933	$149	$62,859	$123,649	$1,329	$(33,249)	$154,737	$—	$154,737
Issuance of common stock and stock options exercised	167	2	820	—	—	—	822	—	822
Acquisition of treasury stock, at cost	—	—	—	—	—	(254)	(254)	—	(254)
Comprehensive loss:
Net loss	—	—	—	(23,326)	—	—	(23,326)	—	(23,326)
Translation adjustment	—	—	—	—	102	—	102	—	102
Unrealized loss on marketable securities	—	—	—	—	(3,993)	—	(3,993)	—	(3,993)
Total comprehensive loss	—	—	—	—	—	—	(27,217)	—	(27,217)

BALANCE, DECEMBER 31, 2007	15,100	$151	$63,679	$100,323	$(2,562)	$(33,503)	$128,088	$—	$128,088
Issuance of common stock and stock options exercised	147	1	1,428	—	—	—	1,429	—	1,429
Acquisition of treasury stock, at cost	—	—	—	—	—	(2,873)	(2,873)	—	(2,873)
Comprehensive loss:
Net loss	—	—	—	(36,819)	—	—	(36,819)	—	(36,819)
Translation adjustment	—	—	—	—	(1,348)	—	(1,348)	—	(1,348)
Unrealized loss on investment securities	—	—	—	—	(13,486)	—	(13,486)	—	(13,486)
Total comprehensive loss	—	—	—	—	—	—	(51,653)	—	(51,653)

BALANCE, DECEMBER 31, 2008	15,247	$152	$65,107	$63,504	$(17,396)	$(36,376)	$74,991	$—	$74,991
Cumulative effect of change in accounting principle (1)	—	—	—	(2,130)	2,130	—	—	—	—
As adjusted	15,247	152	65,107	61,374	(15,266)	(36,376)	74,991	—	74,991
Issuance of common stock and stock options exercised	164	2	1,884	—	—	—	1,886	—	1,886
Capital contribution from noncontrolling interests	—	—	—	—	—	—	—	132	132
Acquisition of treasury stock, at cost	—	—	—	—	—	(58)	(58)	—	(58)
Reclassification adjustment related to realized loss of investment securities	—	—	—	—	8,570	—	8,570	—	8,570
Comprehensive loss:
Net loss	—	—	—	(42,076)	—	—	(42,076)	(10,380)	(52,456)
Translation adjustment	—	—	—	—	504	—	504	—	504
Unrealized gain on investment securities	—	—	—	—	1,548	—	1,548	—	1,548
Total comprehensive loss	—	—	—	—	—	—	(40,024)	(10,380)	(50,404)

BALANCE, DECEMBER 31, 2009	15,411	$154	$66,991	$19,298	$(4,644)	$(36,434)	$45,365	$(10,248)	$35,117

(1) Cumulative effect adjustment to opening retained earnings as of January 1, 2009, related to the adoption of new accounting standards on investments in debt and equity securities (see Note 2).

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(In thousands of dollars)

	2009	2008	2007
Cash flows from operating activities:
Net loss	$(52,456)	$(36,819)	$(23,326)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,600	1,535	1,002
Amortization of television and film costs	21,511	7,707	8,179
Amortization of 4Kids TV broadcast fee	—	16,022	21,472
Provision for doubtful accounts	543	424	837
Deferred income taxes	127	(127)	2,440
Impairment on investment in international trading card subsidiary	2,430	—	—
Impairment on investment securities	6,175	7,834	—
Loss on sale of investment securities	7,647	—	—
Changes in operating assets and liabilities:
Inventories - net	2,968	(3,630)	(611)
Accounts receivable	8,487	(1,978)	6,107
Film and television costs	(11,682)	(10,016)	(7,704)
Prepaid income taxes	(3,907)	1,022	4,765
Prepaid 4Kids TV broadcast fee	—	(14,014)	(20,788)
Prepaid expenses and other current assets	(722)	1,438	885
Other assets - net	5,747	(3,281)	(3,281)
Due to licensors	983	908	(2,116)
Accounts payable and accrued expenses	(2,048)	537	501
Deferred revenue	(991)	286	(2,030)
Deferred rent	(85)	(158)	(153)
Net cash used in operating activities	(13,673)	(32,310)	(13,821)

Cash flows from investing activities:
Proceeds from maturities	3,733	24,975	138,688
Purchase of investments	—	—	(117,683)
Consolidation of previously unconsolidated affiliate	—	—	2,702
Purchase of property and equipment	(211)	(1,567)	(3,136)
Loss from disposal of property and equipment	—	—	5
Net cash provided by investing activities	3,522	23,408	20,576

Cash flows from financing activities:
Proceeds from exercise of stock options	—	232	256
Purchase of treasury shares	(58)	(2,873)	(254)
Capital contribution from noncontrolling interests	132	—	—
Net cash provided by (used in) financing activities	74	(2,641)	2
Effects of exchange rate changes on cash and cash equivalents	195	174	49
Net (decrease) increase in cash and cash equivalents	(9,882)	(11,369)	6,806
Cash and cash equivalents, beginning of period	13,503	24,872	18,066
Cash and cash equivalents, end of period	$3,621	$13,503	$24,872
Supplemental disclosure of cash flow information:
Cash paid during period for Income Taxes	$115	$55	$3
Supplemental schedule of non-cash investing and financing activities
Unrealized gain (loss) on marketable securities	$10,118	$(13,486)	$(3,993)
Vesting of restricted shares	$1,886	$1,197	$566

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

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

Trading Card and Game Distribution - Through its wholly-owned subsidiary, 4Kids Digital Games, Inc. (“4Kids Digital”), the Company owns 55% of TC Digital Games LLC, a Delaware limited liability company (“TC Digital”) that produces, markets and distributes the “Chaotic” trading card game. In December 2006, 4Kids Digital acquired a 53% ownership interest in TC Digital and entered into TC Digital’s operating agreement (the “TCD Agreement”) with Chaotic USA Digital Games LLC (“CUSA LLC”), a wholly-owned subsidiary of Chaotic USA Entertainment Group, Inc. (“CUSA”). The TCD Agreement contains terms and conditions governing the operations of TC Digital, and entitles 4Kids Digital and CUSA to elect two managers to the entity’s Management Committee with 4Kids Digital having the right to break any dead-locks. On December 18, 2007, 4Kids Digital purchased an additional 2% membership interest in TC Digital from CUSA increasing 4Kids Digital’s ownership percentage to 55%. The consideration for the purchase of the additional membership interest was paid through the settlement of certain capital contributions required to be made by CUSA to TC Websites LLC, a Delaware limited liability company and subsidiary of the Company (“TC Websites”) under TC Websites’ operating agreement (the “TCW Agreement”). TC Digital is consolidated in the Company’s consolidated financial statements, subject to a noncontrolling interest.

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

Additionally, TC Digital, the Company and Home Focus entered into various agreements pursuant to which TC Digital and Home Focus agreed to form TC Digital International, Ltd. (“TDI”), an Irish Private Corporation, for the purpose of distributing “Chaotic” trading cards principally in Europe and the Middle East (“TDI Territory”) and the Company agreed to purchase a 25% interest in TDI from Home Focus (the "TDI Interest"). As a result, TDI is owned 50% by TC Digital, 25% by the Company and 25% by Home Focus. As permitted by authoritative guidance issued by the FASB and based on the Company’s controlling interest and operational control, TDI’s financial statements are included in the Company’s consolidated financial statements for the year ended December 31, 2009.

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

Certain of the Company’s executive officers have interests in CUSA, CUSA LLC and certain other entities with which TC Digital and TC Websites have engaged in transactions since their formation. Information regarding these relationships can be found in Note 15 and 17.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of 4Kids Entertainment, Inc. and its wholly-owned subsidiaries and investments of more than 50% in subsidiaries and other entities after elimination of significant intercompany transactions and balances. While the Company maintained a 50% ownership interest in TC Websites and did not control, but had significant influence, over such entity, the Company’s investment in TC Websites was accounted for using the equity method in 2006. As a result of the acquisition by the Company of an additional 5% ownership interest in such entity and increased operational control, TC Websites has been included in the Company’s consolidated financial statements in fiscal years 2009, 2008 and 2007 as further discussed in Note 15. These consolidated financial statements reflect the use of significant accounting policies, as described below and elsewhere in the notes to the consolidated financial statements.

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

Broadcast advertising revenues: Advertising revenues, net of network participations, are recognized when the related commercials are aired and are recorded net of agency commissions and net of an appropriate reserve when advertising is sold together with a guaranteed audience delivery. Internet advertising revenues are recognized on the basis of impression views in the period the advertising is displayed.

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

Trading card revenues: The FASB provides guidance on how and when to recognize revenues for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables are required to be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration must be allocated among the separate units of accounting based on their relative fair values. The Company has determined that because its trading card game is provided with a web component, there is a multiple deliverable arrangement. However, since no purchase of trading cards is necessary to access the website and virtual cards are available free of charge to users who register on the website, the Company has determined that the selling price of the trading cards should be fully attributable to the cards. Certain of the Company’s trading card distributors, have contractually changed to a point-of-sale (“POS”) model in response to the demands from retailers. Under the POS model, sales are recorded once the sales are made to the ultimate consumer. Distributors and retailers not under the POS model remain under the FOB shipping point model in which sales are recorded, net of a reserve for returns and allowance, upon shipment to distributors.

Revenue generated from merchandise licensing, broadcast advertising, episodic television series, home video, and music are classified as service revenue on the consolidated statement of operations while revenue generated from the sale of trading cards is classified as product revenue.

Advertising Expense - Advertising costs are expensed as incurred, except for costs related to the development of a Property and/or animated or live-action television commercial or media campaign which are expensed in the period in which the commercial or campaign is first presented. Advertising expense included in selling, general and administrative expenses on the accompanying consolidated statements of income was $4,108, $5,272 and $1,794 during fiscal years 2009, 2008 and 2007, respectively.

Inventories - Inventories consist of raw materials and finished goods inventory of trading cards and are valued at the lower of cost or net realizable value. The cost of the Company’s inventory is computed using the first-in, first-out method.

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

Website Development Costs - The Company capitalizes its website development costs for the www.chaoticgame.com website consistent with the authoritative guidance issued by the FASB. Costs incurred during the preliminary project stage are expensed as incurred, while application stage projects are capitalized. The costs capitalized during the application stage are generally related to employee and/or consulting services directly associated with the development of the website. Website costs are included in property and equipment in the Company’s consolidated balance sheet. Amortization commenced on October 24, 2007, once the website went live and is amortized using the straight-line method over the estimated useful life of three years.

Impairment Of Long-Lived And Intangible Assets - As required by authoritative guidance issued by the FASB, the Company assesses the recoverability of long-lived assets for which an indication of impairment exists. The recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. Fair value of long-lived assets is determined using the expected cash flows discounted at a rate commensurate with the risk involved. At December 31, 2009, the Company recorded an impairment charge with respect to its investment in TDI of $2,430 to reflect the decreased value of the non-performing international joint venture of the Company’s “Chaotic” trading card business for the purpose of distributing “Chaotic” trading cards principally in Europe and the Middle East. The Company believes that the future cash flows to be received from the remaining long-lived assets will exceed the respective assets’ carrying value, and accordingly has not recorded any additional impairment losses.

Cash and Cash Equivalents - All highly liquid investments with original maturities of three months or less are classified as cash and cash equivalents. The fair value of cash and cash equivalents approximates the amounts shown on the financial statements. Cash and cash equivalents consist of unrestricted cash in various banks in which the Company maintains balances in excess of the Federal Deposit Insurance Corporation (FDIC) insured limit of $250 per interest bearing account as of December 31, 2009 and, 2008. At December 31, 2009 and 2008, the cash and cash equivalents in excess of the insured limit aggregated $2,139 and $8,880, respectively. The standard amount of $250 per depositor is in effect through December 31, 2013. On January 1, 2014, the standard insurance amount will return to $100 per depositor for all account categories except IRA’s and other certain retirement accounts, which will remain at $250 per depositor.

Fair Value Measurements - The fair values of the Company’s financial instruments reflect the estimates of amounts that would be received from selling an asset in an orderly transaction between market participants at the measurement date. The fair value estimates presented in this report are based on information available to the Company as of December 31, 2009 and December 31, 2008.

The carrying values of cash and cash equivalents approximate fair value. The Company has estimated the fair value of its investment in auction rate securities (“ARS”) and other long-term investments using unobservable inputs at December 31, 2009. The authoritative guidance issued by the FASB includes a fair value hierarchy based on three levels of inputs, the first two of which are considered observable and the last of which is considered unobservable, that may be used to measure fair value. The three levels are the following:

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

Investments - The Company’s long-term investments principally consist of ARS, corporate bonds and preferred shares. ARS are generally rated “BBB” or better by one or more national rating agencies and have contractual maturities of up to 80 years. Of the aggregate principal amount of $35,550 in investment securities held by the Company as of December 31, 2009, 23% mature within the next 30 years, 43% mature through 2087 and the remaining 57% have no maturity date. The Company classifies these investments as “available for sale”, in accordance with the authoritative guidance issued by the FASB for certain investments in debt and equity securities. The ARS that the Company invests in generally had interest reset dates that occurred every 7 or 35 days and despite the long-term nature of their stated contractual maturity, the historical operation of the ARS market had given the Company the ability to quickly liquidate these securities at ongoing auctions every 35 days or less.

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

As of December 31, 2009, the Company held investment securities having an aggregate principal amount of $35,550. The estimated fair market value of the investment securities held by the Company had declined by $21,370 (a decline of $22,125 prior to 2009, with an increase in value of $755 during 2009) to $14,180, including $2,130 related to credit losses recorded in accordance with new authoritative guidance issued by the FASB and adopted in 2009 based upon an analysis of the current market conditions of the Company’s securities made by the Company. The Company concluded in 2009, that $6,175 of the decline in the fair value of the investment securities held by the Company were now other than temporarily impaired. The Company’s determination that certain of its long-term investments were other than temporarily impaired was based upon the fact that: (i) two of the Company’s securities with an aggregate par value of $8,700 were sold subsequent to December 31, 2009 for $2,575 resulting in a realized loss of $6,125, of which $5,383 had been recorded in other comprehensive loss in 2008; and (ii) certain of the Company’s other ARS ceased to pay interest according to their stated terms and that the underlying bond insurers of such securities elected to exercise their put right against the trusts, thereby exchanging the investment grade collateral in the trust with preferred stock. The Company did not incur any impairment charges in 2009 as a result of credit losses under the new authoritative guidance issued by the FASB in 2009.

Since the Company has the ability, and presently expects, to hold its remaining investment securities until recovery of their face value, which may not be prior to the maturity of the applicable security (to the extent such security has a specified maturity date) and based on consideration of all of the factors described above, the Company considered certain of these investments to be temporarily impaired as such term is defined in the accounting literature. Accordingly, the entire balance of unrealized loss in accumulated other comprehensive income at December 31, 2009 relates to securities which the Company considers temporarily impaired. Additionally, these remaining investment securities held by the Company have continued to pay interest according to their stated terms, which the Company believes may create an incentive for the issuers to redeem these securities once the current liquidity problems in the credit market substantially improve.

The Company continues to monitor the market for ARS and consider its impact (if any) on the fair value of its investments. If the current market conditions deteriorate further, the Company may be required to record additional impairment charges to non-operating expense in future periods.

During 2009, the Company sold investment securities with a par value of $11,380 for $3,733 causing the Company to record a loss on the sale of investments of $7,647. The Company had previously recorded an unrealized loss on these securities of $3,081 which was reclassified due to the sale of the investment.

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

Given the failed auctions, the Company’s investment securities are currently illiquid.  Accordingly, the Company has classified $14,180 of its investment in ARS and the securities into which certain of the ARS have been exchanged, as non-current assets as of December 31, 2009 on its balance sheet due to the fact that the Company believes that the liquidity of these securities is unlikely to be restored in a period less than twelve months from such date.

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

During the first quarter of 2010, the Company realized cash proceeds from the sale of two of its investment securities in an amount equal to approximately $2,575 and received tax refunds relating to extended net operating loss carrybacks of approximately $3,567. Based on the Company’s receipt of such cash proceeds, its cash position as of December 31, 2009, the anticipated effects of the significant cost cutting initiatives implemented by the Company during 2009 and continuing into 2010, and the Company’s belief that economic conditions have become more stable, the Company expects its overall cash position to provide adequate liquidity to fund its day-to-day operations for the next twelve months. However, the illiquidity affecting a significant portion of the Company’s portfolio of investment securities is impacting the Company’s ability to make capital investments or expand its operations.

If the Company determines that it is necessary to generate additional cash to fund its operations, the Company will consider all alternatives available to it, including, but not limited to sales of assets, issuance of equity or debt securities and third party arrangements. There can be no assurance, however, that the Company would be able to generate such additional cash in a timely manner or that such additional cash could be obtained on terms acceptable to the Company.

Operating Leases - The Company accounts for all operating leases on a straight-line basis over the term of the lease. In accordance with authoritative guidance issued by the FASB, any incentives or rent escalations are recorded as deferred rent and are included as a component of rent expense over the respective lease term.

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

Reclassifications - Certain reclassifications have been made to prior year amounts to conform to the 2009 presentation.

Translation of Foreign Currency - In accordance with authoritative guidance issued by the FASB, the Company classifies items as other comprehensive income by their nature in the financial statements and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet. The assets and liabilities of the Company’s foreign subsidiary, 4Kids International have been recorded in their local currency and translated to U.S. dollars using period-end exchange rates. Income and expense items have been translated at the average rate of exchange prevailing during the period. Any adjustment resulting from translating the financial statements of the foreign subsidiary is reflected as “other comprehensive income”, net of related tax.

Comprehensive loss for the years ended December 31, 2009, 2008 and 2007 was $(40,024), $(51,653) and $(27,217), respectively, which included translation adjustments of $504, $(1,348) and $102 for the respective periods.

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

Income Taxes - The Company is subject to income taxes in both the United States and the United Kingdom. Income tax expense (benefit) is provided for using the asset and liability method. Deferred income taxes are recognized at currently enacted tax rates for the expected future tax consequences attributable to temporary differences between amounts reported for income tax purposes and financial reporting purposes. Deferred taxes are provided for the undistributed earnings as if they were to be distributed. The tax rate for the year ended December 31, 2009 is affected by the estimated valuation allowance against the Company’s deferred tax assets. The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as recurring operating losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. The authoritative guidance issued by the FASB requires the Company to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Based on the level of deferred tax assets as of December 31, 2009 and the level of historical losses realized, the Company has determined that the uncertainty regarding the realization of these assets is sufficient to warrant the establishment of a full valuation allowance against the Company’s net deferred tax assets.

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

Recently Adopted Accounting Standards - In June 2009, the FASB established the FASB ASC as the single source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the United States Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The adoption of the ASC by the Company did not have a material impact on its consolidated financial statements or results of operations.  In accordance with the FASB’s guidance, the Company’s notes to consolidated financial statements will explain accounting concepts rather than cite the topics of specific U.S. GAAP.

In May 2009, the FASB issued authoritative guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance sets forth (1) the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which events or transactions occurring after the balance sheet date should be recognized in its financial statements and (3) the disclosures that should be made about events or transactions that occurred after the balance sheet date. In February 2010, the FASB amended this new standard to eliminate the requirement yo disclose the date through which subsequent events have been evaluated. As the new standard was not intended to significantly change the current practice of reporting subsequent events, it did not have an impact on the Company’s consolidated financial position and results of operations.

In April 2009, the FASB issued authoritative guidance related to investments in debt and equity securities. The objective of the new guidance is to make impairment guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments (“OTTI”) of debt and equity securities in financial statements.  The guidance revises the OTTI evaluation methodology. Further, the security is analyzed for credit loss, (the difference between the present value of cash flows expected to be collected and the amortized cost basis). The credit loss, if any, will then be recognized in the statement of earnings, while the balance of impairment related to other factors will be recognized in other comprehensive income. This guidance was effective for all interim and annual periods ending after June 15, 2009. The Company adopted this authoritative guidance issued by the FASB as of January 1, 2009 and recorded a cumulative-effect adjustment of $2,130 to its opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive loss.

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

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values and estimated fair values of the Company’s financial instruments for the periods presented are as follows:

	Estimated Fair Value Measurements
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2009:
Financial Assets
Cash and cash equivalents	$3,621	$3,621	$—	$—
Total short-term investments	$3,621	$3,621	$—	—

Auction rate securities	$9,050	$—	$—	$9,050
Corporate obligations	3,689	—	—	3,689
Preferred shares	1,441	—	—	1,441
Total long-term investments	$14,180	$—	$—	$14,180

Total Financial Assets	$17,801	$3,621	$—	$14,180

December 31, 2008:
Financial Assets
Cash and cash equivalents	$13,503	$13,503	$—	$—
Total short-term investments	$13,503	$13,503	$—	—

Auction rate securities	$18,871	$—	$—	$18,871
Corporate obligations	2,430	—	—	2,430
Preferred shares	316	—	—	316
Total long-term investments	$21,617	$—	$—	$21,617

Total Financial Assets	$35,120	$13,503	$—	$21,617

Level 1- The Company’s Level 1 assets consist of cash, U.S. Treasury securities with original maturities of three months or less.

Level 2 - At December 31, 2009 and December 31, 2008, the Company had no investments which were considered to be Level 2 assets.

Level 3 – The Company’s Level 3 assets consist of the Company’s investment in ARS, corporate obligations, and preferred shares. The recent uncertainties in the credit markets have hindered the Company and other investors from liquidating their holdings of these securities for the years ended December 31, 2009 and 2008, because the amount of securities submitted for sale has exceeded the amount of purchase orders.

The carrying value of the Company’s investments in its Level 3 assets, as of the years ended December 31, 2009 and 2008, represent the Company’s best estimate of the fair value of these investments based on currently available information. The Company estimates the fair values of the investment securities quarterly based upon consideration of such factors as: issuer and insurer credit rating; comparable market data, if available; current market conditions; the credit quality of the investment securities; the rate of interest received since the date the auctions began; yields of securities similar to the underlying investment securities; and, until September 2008, broker-dealers’ statements provided by the investment bank through which the Company held such securities. These considerations are used to determine a range of values for each security from moderate to highly conservative. The Company has based its evaluation on the mid-point of that range. Specifically, the Company considered the composition of the collateral supporting the investment securities and the default probabilities of the collateral underlying the ARS in its overall valuation of each security. The Company has also researched the secondary market, and while such a market may be available, there is no guarantee that such a market will exist at any particular point in time. Additionally, the Company looked at the probabilities of default, probabilities of successful auctions and probabilities of earning the maximum (failed auction) rate for each period. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the Company may be required to further adjust the carrying value of its investment securities through additional devaluations.

The table below provides a summary of changes in fair value for the Company’s available for sale investments:

	December 31, 2009
	Amortized Cost	Unrealized Loss	Estimated Fair Value
Long-term investments:
Auction rate securities	$17,300	$(8,250)	$9,050
Corporate obligations	5,400	(1,711)	3,689
Preferred shares	12,850	(11,409)	1,441
Total long-term investments	$35,550	$(21,370)	$14,180

	December 31, 2008
	Amortized Cost	Unrealized Loss	Estimated Fair Value
Long-term investments:
Auction rate securities	$33,380	$(14,509)	$18,871
Corporate obligations	5,400	(2,970)	2,430
Preferred shares	8,150	(7,834)	316
Total long-term investments	$46,930	$(25,313)	$21,617

The following table presents additional information about assets measured at fair value using Level 3 inputs for the year ended December 31, 2009:

	Long-Term
	Auction Rate Securities	Corporate Bonds	Preferred Shares	Total
Balance as of January 1, 2009	$18,871	$2,430	$316	$21,617

Unrealized gain – temporarily impaired – included in other comprehensive income	5,941	1,259	2,918	10,118

Unrealized loss – included in earnings	(2,600)	—	(3,575)	(6,175)

Proceeds from sales or settlements	(3,733)	—	—	(3,733)

Realized loss on sale or settlements	(7,647)	—	—	(7,647)

Converted to preferred shares	(1,782)	—	1,782	—

Balance as of December 31, 2009	$9,050	$3,689	$1,441	$14,180

4. ACCOUNTS RECEIVABLE/DUE TO LICENSORS

Generally, licensing contracts provide for the Company to collect, on behalf of the licensor, royalties from the licensees. The Company records as accounts receivable only its proportionate share of such earned royalties.

Due to licensors represents amounts collected by the Company on behalf of licensors, which are generally payable to such licensors after the close of each calendar quarter. Additionally, accounts receivable include amounts due from customers for advertising revenue earned from airing commercial spots on The CW4Kids and 4Kids TV and from trading cards sold by TC Digital.

F-16

Accounts receivable consisted of the following as of:

	December 31,
	2009	2008
Gross accounts receivable	$15,542	$24,323
Allowance for doubtful accounts	(919)	(850)
	14,623	23,473
Less: long-term portion	(153)	(655)
	$14,470	$22,818

5. INVENTORIES

Inventories consisted of the following as of:

	December 31,
	2009	2008
Raw materials	$818	$1,125
Finished goods	6,493	6,116
	7,311	7,241
Less: reserve for slow-moving inventory	(6,038)	(3,000)
	$1,273	$4,241

As of December 31, 2009, 2008 and 2007, the reserve for slow-moving inventory was $6,038, $3,000 and $0, respectively. During 2009, this reserve was reduced by $370 based on the reduction of inventory for trading card sales made by the Company. Based on the overall surplus of trading card inventory in 2009, the Company recorded an additional inventory reserve of $3,408.

6. FILM AND TELEVISION COSTS

Film and television costs consisted of the following as of:

	December 31,
	2009	2008
Opening balance	$16,661	$14,352
Additions	11,682	10,016
	28,343	24,368
Amortization	(21,511)	(7,707)
Ending Balance	$6,832	$16,661

Development/Preproduction	$392	$941
Production	1,645	1,799
Completed not released	639	1,256
Completed released	4,156	12,665
	$6,832	$16,661

Amortization of capitalized film and television costs were $21,511, $7,707 and $8,179 during fiscal years 2009, 2008 and 2007, respectively. Based on management’s ultimate revenue estimates as of December 31, 2009, approximately 56% of the total completed and unamortized film and television costs are expected to be amortized during 2009, and over 90% of the total completed and unamortized film and television costs are expected to be amortized during the next three years.

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	December 31,
	2009	2008
Computer equipment and software	$4,700	$4,519
Website development	1,376	1,426
Machinery and equipment	2,170	2,157
Office furniture and fixtures	1,266	1,478
Leasehold improvements	3,033	3,079
Office equipment	418	418
	12,963	13,077
Less: accumulated depreciation and amortization	(10,065)	(8,790)
	$2,898	$4,287

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

The following table summarizes activity under the Company’s stock option plans for the years ended December 31, 2009, 2008 and 2007:

	Shares (In thousands)	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2007	2,281	$17.90
Granted	—	—
Exercised	(133)	1.93
Forfeited, cancelled or expired	(433)	20.67

Outstanding at December 31, 2007	1,715	$18.43
Granted	—	—
Exercised	(75)	3.10
Forfeited, cancelled or expired	(339)	12.63
	1,301	$20.76
Outstanding at December 31, 2008	—	—
Grants	—	—
Exercised	—	—
Forfeited, cancelled or expired	(531)	24.35
Outstanding at December 31, 2009	770	$18.28	0.8	$—

Exercisable at December 31, 2009	770	$18.28	0.8	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company’s common stock on the date of determination for those awards that have an exercise price currently below the closing price. As of December 31, 2009, there were no options outstanding to purchase shares with an exercise price below the quoted price of its common stock. During the years ended December 31, 2009, 2008 and 2007, the aggregate intrinsic value of options exercised under its stock option plans was $0, $281 and $1,328, respectively, determined as of the date of exercise.

	Options Outstanding				Options Exercisable
Ranges of Exercise Prices	Number Outstanding at 12/31/09 (in thousands)	Weighted Average Remaining Contractual Life (in years)		Weighted Average Exercise Price	Number Exercisable at 12/31/09 (in thousands)		Weighted Average Exercise Price
$ 8.94 - $ 13.41	150	1.0	$	$ 8.94	150	$	$ 8.94
$ 13.42 - $ 20.13	140	2.0		20.03	140		20.03
$ 20.14 - $ 24.77	480	0.3		20.69	480		20.69

Total	770	0.8	$	$ 18.28	770		$$18.28

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

The following table summarizes restricted stock activity under the Company’s long-term incentive compensation plans for the years ended December 31, 2009, 2008 and 2007:

	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2007	138	$16.50
Granted	162	16.79
Vested	(34)	16.49
Forfeited	(12)	16.65

Outstanding at December 31, 2007	254	$16.68
Granted	311	7.85
Vested	(71)	16.65
Forfeited	(29)	11.21

Outstanding at December 31, 2008	465	$11.11
Granted	378	1.46
Vested	(164)	11.46
Forfeited	(85)	6.11
Outstanding at December 31, 2009	594	$5.58

The Company recognized $1,826, $1,621 and $942 of compensation costs related to the LTICPs during the years ended December 31, 2009, 2008 and 2007, respectively. Additionally, as of the year ended December 31, 2009, there was approximately $386, $910, $750 and $173 of unrecognized compensation cost related to restricted stock awards granted under the Company’s 2008, 2007, 2006 and 2005 LTICPs, respectively. The cost is expected to be recognized over a remaining weighted-average period of 2.4, 1.4, 1.4 and 0.4 years under the 2008, 2007, 2006 and 2005 LTICPs, respectively. There were approximately 97,000, 37,000 and 31,000 shares of restricted stock that vested during the year ended December 31, 2009 that had been granted under the 2007, 2006 and 2005 LTICPs, respectively.

Availability for Future Issuance – As of December 31, 2009, (i) options to purchase approximately 1,482,000 shares of the Company’s common stock were available for future issuance under the Company’s stock option plans and (ii) options to purchase a maximum of approximately 443,000 shares of the Company’s common stock were available for future issuance under the Company’s LTICPs, reduced by four shares for each share of restricted stock awarded under the 2006 and 2005 LTICPs, under which an aggregate of approximately 143,000 shares of the 443,000 total shares were available for issuance as options, and reduced by two shares for each share of restricted stock awarded under the 2008 and 2007 LTICPs, under which an aggregate of approximately 300,000 of the 443,000 total shares were available for issuance as options.

9. REVENUES/MAJOR CUSTOMERS

Net revenues included in the accompanying consolidated statements of operations are net of licensor participations of $30,945, $29,378 and $29,150 during fiscal years 2009, 2008 and 2007, respectively. The percentages of revenue from major Properties and customers/licensees are as follows:

	December 31,
	2009	2008	2007
Percentage of revenue derived from major Properties (revenue in excess of 10 percent of total revenue)	57%	43%	37%
Number of major Properties	2	2	2

Percentage of revenue derived from major customers/licensees (revenue in excess of 10 percent of total revenue)	17%	11%	24%
Number of major customers/licensees	1	1	2

Two Properties, “Teenage Mutant Ninja Turtles” and “Yu-Gi-Oh!” represented 33% and 24%, respectively, for a total of 57%, of consolidated net revenues for fiscal 2009, or $21,031, of which $9,786, or 27% of consolidated net revenues, represented a one-time payment received by the Company in October 2009 in consideration of its agreement to terminate its right to serve as the merchandise licensing agent for the “Teenage Mutant Ninja Turtles” Property prior to the scheduled expiration of its representation agreement with Mirage Group in 2012. Two Properties, “Chaotic” and “Yu-Gi-Oh!” represented 43% of consolidated net revenues for fiscal 2008 and two Properties, “Yu-Gi-Oh!” and “Teenage Mutant Ninja Turtles” represented 37% of consolidated net revenues for fiscal 2007. One licensee, Konami, represented 17%, 11% and 14% of consolidated net revenues for fiscal 2009, 2008 and 2007, respectively. As of December 31, 2009 and 2008, accounts receivable due from these major customers/licensees discussed above represented 6% of the Company’s gross accounts receivable for each such year.

10. INCOME TAXES

The Company and its wholly-owned subsidiaries file income tax returns in the United States and in the United Kingdom. Income tax expense (benefit) is determined using the asset and liability method provided for in the authoritative guidance issued by the FASB. Deferred income taxes are recognized at currently enacted tax rates for the expected future tax consequences attributable to temporary differences between amounts reported for income tax purposes and financial reporting purposes. Deferred taxes are provided for the undistributed earnings as if they were to be distributed. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has not recorded any liability for unrecognized tax benefits.

The Company is no longer subject to examinations by income tax authorities in most jurisdictions for years prior to 2006. As of December 31, 2009, there were no outstanding tax audits.

The (benefit from) provision for income taxes consisted of the following:

	Years Ended December 31,
	2009	2008	2007
Current tax (benefit):
Federal	$(3,927)	$—	$—
State and local	—	—	—
Foreign	—	101	—
	$(3,927)	$101	$—
Deferred tax (benefit):
Federal	—	—	1,956
State and local	—	—	455
Foreign	122	199	25
	122	199	2,436

(Benefit from) provision for income taxes	$(3,805)	$300	$2,436

The domestic and foreign components of pre-tax (loss) income are as follows:

	Years Ended December 31,
	2009	2008	2007

Domestic	$(54,048)	$(35,940)	$(18,974)
Foreign	(2,213)	(889)	(1,514)
Pre-tax loss	$(56,261)	$(36,829)	$(20,488)

	Years Ended December 31,
	2009	% of Pretax	2008	% of Pretax	2007	% of Pretax

Tax at Federal statutory rate	$(19,691)	(35.0)%	$(12,890)	(35.0)%	$(7,171)	(35.0)%
Increase (decrease) in: Valuation allowances	18,438	32.8	15,576	42.3	11,912	58.1
Permanent differences	150	0.3	(188)	(0.5)	(708)	(3.5)
State and local taxes - net	(2,702)	(4.8)	(1,867)	(5.1)	(1,827)	(8.9)
Other - net	—	—	(331)	(0.9)	230	1.2
Income tax provision (benefit)	$(3,805)	(6.7)%	$300	0.8%	$2,436	11.9%

The components of the net deferred tax assets (liabilities) are as follows:

	December 31,
	2009	2008
Deferred Tax Assets:
Investments	$8,548	$10,126
Inventory	2,415	1,200
Film and television costs	1,119	—
Accounts receivable allowances	274	237
Foreign tax credits	186	303
Loss carryforwards	29,596	20,375
Restricted stock/Stock options	1,463	846
Contributions	270	242
Deferred rent	222	277
Property and equipment	807	583
Gross deferred tax assets	$44,900	$34,189

Deferred Tax Liability:
Film and television costs	$—	$(379)
Foreign earnings	(1,210)	—
Accrued minimum guarantees	(190)	(519)
Gross deferred tax liability	$(1,400)	$(898)

Valuation allowance	$(43,500)	$(33,164)

Net deferred tax asset	$—	$127
Amounts recognized in the Consolidated Balance
Sheets consist of:
Deferred tax asset – current	$—	$127
Deferred tax asset – non-current	—	—
Net deferred tax asset	$—	$127

A reconciliation of activity for the Company’s deferred tax asset valuation allowance is provided as follows:

	Years Ended December 31,
	2009	2008	2007

Beginning balance	$33,164	$11,912	$—
Provision for (benefit from) income taxes	14,383	15,576	11,912
(Credit) charge to accumulated other comprehensive loss	(4,047)	5,676	—
	$43,500	$33,164	$11,912

The expiration terms and amounts for which an allowance has been provided with respect to the loss and credit carryforwards reflected in the gross deferred tax assets above are comprised as follows:

Loss Carryforwards	Expiration	Gross Amount	Allowance

Federal	2029	$61,097	$61,097
State and local	2016-2029	235,774	235,774
Foreign	Indefinite	370	370

Capital Loss Carryforwards

Federal	2014	$7,647	$7,647
State and local	2014	7,647	7,647

Credit Carryforwards

Foreign tax	2011-2014	$186	$186

The Company records U.S. taxes on undistributed earnings of subsidiaries to the extent such earnings are planned to be remitted and not permanently reinvested. During 2009, the Company found it necessary to repatriate earnings from its foreign subsidiary. The Company has no current plans to repatriate more earnings from its foreign subsidiary. The Company, however, has decided to provide U.S. taxes on the undistributed earnings, as if they were to be distributed. The Company has provided $1,210 of U.S. taxes on undistributed earnings of $3,025. The taxes were calculated assuming a deduction for foreign taxes, even though foreign tax credits may be available.

There were no income tax benefits related to the exercise of stock options for the years ended December 31, 2009, 2008 and 2007.

The Company has no unrecognized tax benefits recorded for the years ended December 31, 2009 and 2008.

When and if the Company were to recognize interest or penalties related to unrecognized tax benefits, they would be reported net of federal tax benefit in tax expense.

It is difficult to predict what would occur to change the Company’s unrecognized tax benefits over the next twelve months. The Company believes, however, that there should be no change during the next twelve months.

11. EARNINGS PER SHARE

The Company computes basic EPS based solely on the weighted average number of common shares outstanding during the period in accordance with authoritative guidance issued by the FASB. Diluted EPS reflects all potential dilution of common stock. The following table reconciles Basic EPS with Diluted EPS for the years ended December 31, 2009, 2008 and 2007:

	Net Loss	Year Ended 2009 Weighted Average Shares	Per Share
Basic loss per share attributable to 4Kids Entertainment Inc. common shareholders	$(42,076)	13,303,192	$(3.16)

Effect dilutive security - Stock options	—	—	—

Diluted loss per share attributable to 4Kids Entertainment Inc. common shareholders	$(42,076)	13,303,192	$(3.16)

	Net Loss	Year Ended 2008 Weighted Average Shares	Per Share
Basic loss per share - Loss available to common shareholders	$(36,819)	13,181,549	$(2.79)

Effect dilutive security - Stock options	—	—	—

Diluted loss per share	$(36,819)	13,181,549	$(2.79)

	Net Loss	Year Ended 2007 Weighted Average Shares	Per Share
Basic loss per share - Loss available to common shareholders	$(23,326)	13,209,495	$(1.77)

Effect dilutive security - Stock options	—	—	—

Diluted loss per share	$(23,326)	13,209,495	$(1.77)

For the years ended December 31, 2009, 2008 and 2007, 770,250, 1,301,000 and 1,189,000 shares, respectively, attributable to the exercise of outstanding options, were excluded from the calculation of diluted EPS because the effect was antidilutive.

12. ACCOUNTING CHANGE AND RECLASSIFICATION

Certain of the Company’s representation contracts contain provisions for the production of animated television episodes based on the licensor’s property. These contracts typically contain provisions for the licensor to reimburse the Company for costs incurred in the production of the television programming. The reimbursement may be in the form of reduced royalty fees owed the licensor under other provisions of the contract or in the form of direct cash reimbursement. The Company has historically accounted for this reimbursement as reduction of its film costs capitalized in accordance with ASC 926-20. Additionally, the Company has historically recorded the reimbursement as service revenue with an equal amount as cost of production.

These reimbursements are contained under overall representation contracts with licensors. Under these contracts, the Company will generate royalty revenue from third party licensees. Since the primary licensor (property owner) will also benefit from the increased awareness of the property, they are willing to contribute to the cost of the production of the programming. The Company believes that it is appropriate to account for the partial reimbursement of production costs as a reduction of its capitalized film costs which is amortized into the cost of revenue in accordance with ASC 926-20.

The Company has reassessed the accounting treatment for reimbursements of its production costs under representation contracts and will no longer record these amounts in the Television and Film Production/Distribution segment as revenue with a corresponding charge to production service costs. In accordance with authoritative guidance issued by the FASB, the Company has retroactively adjusted revenue and production service costs for all periods presented. The Company considered the qualitative aspect of these adjustments, as well as the impact on the Company’s operating losses and earnings per share calculations in determining that no further restatement of the Company’s financial statements is necessitated by this accounting change. The following table shows the summary impact in the consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007.

As originally reported:

	Years Ended December 31,
	2009	2008	2007
Total net revenues	$39,254	$63,669	$55,609
Total costs and expenses	82,769	95,386	81,378
Loss from operations	$(43,515)	$(31,717)	$(25,769)

As restated:

	Years Ended December 31,
	2009	2008	2007
Total net revenues	$36,783	$57,201	$49,204
Total costs and expenses	80,298	88,918	74,973
Loss from operations	$(43,515)	$(31,717)	$(25,769)

13. DEFINED CONTRIBUTION PLAN

The Company participates in a 401(k) plan covering substantially all employees. Benefits vest based on number of years of service. The Company’s policy is to match 25% of the first 6% of the covered employee’s annual salary, as defined by the plan. Contributions to the plan by the Company amounted to $159, $198 and $170 for the years ended December 31, 2009, 2008 and 2007, respectively.

14. COMMITMENTS AND CONTINGENCIES

a.

Bonus Plan - Bonuses are eligible to key officers and employees in an amount, if any, to be determined in the sole discretion of the Compensation Committee of the Board of Directors in consultation with the CEO of 4Kids. For 2009, 2008 and 2007, no bonuses were awarded to the Chairman and CEO of the Company by the Compensation Committee. Additionally, no bonuses were awarded to employees as of December 31, 2009, 2008 and 2007.

b.

Leases - The Company leases certain office, administration and production facilities. Commitments for minimum rentals, not including common charges, under non-cancelable leases at the end of 2008 are as follows:

Year Ending December 31,	Amount
2010	$2,334
2011	1,254
2012	971
2013	996
2014	1,025
2015 and after	2,705
Total	$9,285

Rent expense for all operating leases charged against earnings amounted to $2,694, $2,771 and $2,365 during fiscal years 2009, 2008 and 2007, respectively.

Litigation - On November 9, 2008, the Company entered into an agreement with Fox to settle the lawsuit brought by the Company against Fox for alleged breaches of the Fox Agreement (the “Settlement Agreement”). Under the terms of the Settlement Agreement, the Fox Agreement terminated on December 31, 2008 rather than at the end of the 2008-2009 broadcast season in September 2009. The Company’s remaining financial obligations to Fox for the first three quarters of 2009 also terminated. During the year ended December 31, 2009, the Company paid Fox $6,250 in respect of its remaining obligation under the Settlement Agreement.

On July 29, 2009, The Upper Deck Company, LLC ("Upper Deck") filed suit in Superior Court of the State of California, County of San Diego, North County Division, against Bryan C. Gannon ("Gannon") and TC Digital Games LLC ("TC Digital") alleging that Gannon misappropriated and used confidential information and trade secrets of Upper Deck in connection with the “Chaotic” trading card game. The complaint alleges that Gannon became privy to the Upper Deck confidential information and trade secrets during the course of Gannon's service to Upper Deck during the July 1, 2002 through January 1, 2003 period as an independent contractor and during the January 2, 2003 through May 23, 2003 period during which Gannon was an employee of Upper Deck. The complaint seeks unspecified monetary damages to be determined at trial. On October 5, 2009, Upper Deck voluntarily dismissed the complaint without prejudice.

On February 12, 2010, Home Focus Development, LTD, a British Virgin Islands Corporation, ("Home Focus") filed suit against the Company in the United States District Court for the Southern District of New York. In the lawsuit, Home Focus alleges that the Company owes it $1,075 under an Interest Purchase Agreement among the Company, Home Focus and TC Digital entered into on March 2, 2009, pursuant to which the Company acquired a 25% ownership interest in TDI. As further described in Note 17, the Company withheld payments in an aggregate amount of $575 from Home Focus otherwise due under the Interest Purchase Agreement as a result of Home Focus’s failure to make required capital contributions to TDI. The Company intends to vigorously defend this litigation.

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

d.

Employment Contracts - The Company has employment agreements and arrangements with its executive officers and certain management personnel. The agreements generally continue until terminated by the employee or the Company, and provide for severance payments under certain circumstances. The majority of the agreements and arrangements provide the employees with certain additional rights after a change of control (as defined in such agreements) of the Company occurs. The agreements include a covenant against competition with the Company which extends for a period of time after termination for any reason. As of December 31, 2009, if all of the employees under contract were terminated by the Company without good cause or following a change of control, under these contracts, the Company’s liability would be approximately $9,402 or $7,869, respectively.

e.

Deferred Revenue - Music Publishing - In July 2002, 4Kids Music granted a right to receive a 50% interest in the Company’s net share of the music revenues from currently existing music produced by the Company for its television programs (“Current Music Assets”) to an unaffiliated third party in an arm’s length transaction for $3,000 (the “Music Agreement”). Further, the Company agreed to grant a right to receive a 50% interest in the Company’s net share of music revenues from future music to be produced by the Company for its television programs (“Future Music Assets”) to the same third party for $2,000. In consideration of the grant of Future Music Assets, the Company received $750 in June 2003, $750 in June 2004 and $500 in June 2005.

The Company has deferred all amounts received under the contract, and recognizes revenue as the Current Music Assets and Future Music Assets generate revenue over the contract term. The Company expects and continues to produce additional new music which, based on the success of the administrative service, continues to supply the unaffiliated third party with this content. Since the Company continues to deliver more than the amount of music required to be delivered under the Music Agreement, there is no way to appropriately record the fair value of the future amounts to be delivered. Based on authoritative guidance issued by the FASB, the Company’s inability to fair value the future portion of the music deliverables results in the entire amount recorded as deferred revenue. The most appropriate and systematic method of accounting for this revenue relating to the deferred portion would be to reduce this deferred amount dollar for dollar based on the actual music earnings of the Company. Pursuant to the above, the Company recognized revenues of $517, $634 and $461 for the years ended December 31, 2009, 2008 and 2007, respectively. The Company has included $843 and $1,360 as deferred revenue on the accompanying consolidated balance sheets as of December 31, 2009 and 2008, respectively.

Home Video - At various dates since May 2002, 4Kids Home Video, entered into various agreements with an unaffiliated third party home video distributor (the “Video Distributor”), pursuant to which 4Kids Home Video provides ongoing advertising, marketing and promotional services with respect to certain home video titles, that are owned or controlled by the Company and which are distributed by the Video Distributor. The Video Distributor has paid the Company advances of $4,119 against 4Kids Home Video’s share of the distribution and service fee proceeds to be realized by 4Kids Home Video from such titles. Pursuant to the above, the Company recognized revenue of $131, $208 and $122 for the years ended December 31, 2009, 2008 and 2007, respectively. The Company has included $80 and $211 as deferred revenue on the accompanying consolidated balance sheets as of December 31, 2009 and 2008, respectively.

Other Agreements - In addition, the Company entered into other agreements for various Properties and advertising time on The CW4Kids in which the Company has received certain advances and/or minimum guarantees. Accordingly, as of December 31, 2009 and 2008 the unearned portion of these advances and guaranteed payments were $1,356 and $1,699, respectively, and are included in deferred revenue on the accompanying consolidated balance sheets.

f.

Broadcast Agreements - On October 1, 2007, the Company and The CW entered into the CW Agreement, under which The CW granted to the Company the exclusive right to program The CW's Saturday morning children's programming block (“The CW4Kids”) that is broadcast in most markets between 7am and 12pm for an initial term of five years beginning with The CW's 2008-2009 broadcast season.

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

In December 2009, the Company notified The CW that it believed it was entitled to a reduction in the total guarantee for the broadcast year as well as a change in the split of the national advertising proceeds derived from The CW4Kids block from 80% - 20% in favor of The CW to 65% - 35% in favor of The CW as a result of industry action taken by most of the leading food advertisers reducing or otherwise limiting categories of permitted advertising in response to public concern about childhood obesity. Such a reduction and adjustment in the share of advertising proceeds is provided for under The CW Agreement if any federal, state or other governmental law, regulation or rule or any industry action bans, reduces or otherwise limits the categories of permitted advertising that can be broadcast in children's programming. The Company has supplied The CW with evidence supporting its position including a copy of the October 2009 report of the Children's Food and Beverage Advertising Initiative set up under the auspices of the Council of Better Business Bureaus which describes the effect of the industry action undertaken by leading food advertisers as well as children's food advertising spending statistics documenting the reduction in children's food advertising. In December 2009, the Company paid The CW the first installment of $4,275 in respect of the quarterly guarantee for the 2009 - 2010 broadcast season rather than $6,750, the original amount required under The CW Agreement.

The CW has disputed the Company’s position by claiming that there has been no industry action reducing or otherwise limiting the categories of permitted advertising and believes that the Company is in breach of The CW Agreement by having paid the reduced amount in respect of the quarterly guarantee. The Company and The CW are currently in discussions regarding the contractual dispute. If they are unable to resolve the dispute through negotiation, the dispute between the Company and The CW will be resolved through arbitration. If the Company prevails through negotiation or arbitration, the $15,000 guarantee will be reduced and the split of advertising revenues will be adjusted. There can be no assurance, however, that the Company will prevail or of the amount of any reduction or adjustment in the event the Company is successful. If the Company is unsuccessful, it will be required to pay $2,475 to The CW, representing the difference between the original amount required under The CW Agreement and the amount paid by the Company in December 2009.

As of December 31, 2009, the minimum guaranteed payment obligations under the CW Agreement are as follows:

Year Ending December 31,	Amount
2010	$15,000
2011	15,000
2012	15,000
2013	8,250
Total	$53,250

The Company broadcasted certain of its Properties on 4Kids TV, the Saturday morning programming block that the Company leased from Fox, under the Fox Agreement, until December 31, 2008. The cost of 4Kids TV has been capitalized and amortized over each broadcast year based on estimated advertising revenue up until the termination of the Fox Agreement on December 31, 2008, at which time the cost to lease 4Kids TV was fully amortized.

The costs of 4Kids TV was capitalized and amortized over each broadcast year based on estimated advertising revenue for the related broadcast year. The Company recorded amortization expenses of $16,022 and $21,472 for the years ended December 31, 2008 and 2007, respectively. During the year ended December 31, 2008, the Company paid Fox and certain Fox affiliates $5,741 and $2,273, attributable to the 2007-2008 and 2008-2009 broadcast seasons fees, respectively.

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

15. NONCONTROLLING INTEREST

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

	Year Ended 2009
	Net Loss	Weighted Average Shares	Per Share
Net Loss	$(52,456)

Capital contribution from noncontrolling interest	132

Pro-forma net loss	(52,324)

Pro-forma loss per common share – basic and diluted	$(52,324)	13,303,192	$(3.93)

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

Noncontrolling interest of membership units in TC Digital represents the noncontrolling members’ proportionate share of the equity in the entity. Income is allocated to the membership units noncontrolling interest based on the ownership percentage throughout the year. As of December 31, 2009 and 2008, the noncontrolling member held 45% of the equity in the entity. The following table summarizes the noncontrolling interest loss attributable to the noncontrolling equity interest in TC Digital:

	Year Ended December 31,
	2009	2008	2007
TC Digital net loss before common units noncontrolling interest	$(19,107)	$(11,877)	$(4,552)
Noncontrolling percentage	45%	45%	47* %
Noncontrolling loss allocation	(8,598)	(5,345)	(2,130)
Less: Capital contribution from noncontrolling interest	—	—	—
Loss attributable to noncontrolling interest	$(8,598)	$(5,345)	$(2,130)
*Percentage is a blended rate representing the entire year

Included in the TC Digital net loss is $1,288 related to the operations of TC Digital International Ltd. (“TDI”), a joint venture owned 50% by TC Digital, 25% by the Company and 25% by Home Focus Development Ltd. (“Home Focus”), see Note 17 for further details. As of December 31, 2009, Home Focus has not made a capital contribution to TDI.

As of December 31, 2009, the loss in excess of noncontrolling interest for TC Digital absorbed by 4Kids Digital, in the aggregate, since the formation of such entity is $16,291.

b) TC Websites LLC - Under the terms of the TCW Agreement, 4Kids Websites and CUSA are each entitled to elect two managers to TC Websites’ Management Committee. On December 18, 2007, 4Kids Websites entered into an agreement with CUSA and TC Websites pursuant to which 4Kids acquired an additional 5% ownership interest in TC Websites from CUSA for approximately $650 and the TCW Agreement was amended to provide 4Kids Websites with the right to break any deadlocks on TC Websites’ Management Committee with respect to operational matters. The consideration for the purchase of this additional membership interest was paid through the settlement of certain capital contributions required to be made by CUSA to TC Websites under the TCW Agreement.

While the Company maintained a 50% ownership interest in TC Websites and did not control, but had significant influence, over such entity, the Company’s investment in TC Websites had been accounted for using the equity method in accordance with authoritative guidance issued by the FASB. Due to the increased membership interest and the additional operational control, TC Websites’ financial statements are included in the Company’s consolidated financial statements for the years ended December 31, 2009 and 2008.

As of December 31, 2009, the noncontrolling member of TC Websites held 45% of the equity in the entity. The following table summarizes the noncontrolling interest loss attributable to the noncontrolling equity interest in TC Websites:

	Year Ended December 31,
	2009	2008	2007
TC Websites net loss before common units noncontrolling interest	$(3,959)	$(3,632)	$(4,129)
Noncontrolling percentage	45%	45%	47* %
Noncontrolling loss allocation	(1,782)	(1,634)	(2,054)
Less: Capital contribution from noncontrolling interest	132	310	96
Loss attributable to noncontrolling interest	$(1,650)	$(1,324)	$(1,958)
*Percentage is a blended rate representing the entire year

As of December 31, 2009, the loss in excess of noncontrolling interest for TC Websites absorbed by 4Kids Websites in the aggregate since the formation of such entity is $5,430.

16. IMPAIRMENT OF CHAOTIC RELATED ASSETS

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of certain assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of these assets by determining whether the carrying value will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the value of the assets.

During the fourth quarter of 2009, the Company recorded $20,195 of charges to reduce the carrying value of certain “Chaotic” assets based on their revised estimated fair values. Such amounts include: (i) a reduction of the Company’s film inventory of $12,637 through amortization based on a change in the overall expected future revenues of the Property, including approximately $6,943 owed to the Company by CUSA and Apex, collectively, for their share of production costs for television episodes of the “Chaotic” Property under their representation agreement with 4Kids Licensing; (ii) a reduction of the Company’s trading card inventory of $3,829, based on the value of expected future trading card sales; (iii) an impairment charge with respect to the Company’s investment in TDI of $2,430 to reflect the decreased value of this non-performing international joint venture of the “Chaotic” trading card business; and (iv) an impairment charge of $1,299 relating to the decreased value of the Company’s international subsidiary’s investment in a percentage of domestic “Chaotic” trading card sales.

17. RELATED PARTY TRANSACTIONS

National Law Enforcement and Firefighters Children’s Foundation - The Company’s Chairman and Chief Executive Officer is the founder and President of The National Law Enforcement and Firefighters Children’s Foundation (the “Foundation”). The Foundation is a not-for-profit organization dedicated to helping the children of law enforcement and firefighting personnel and working with law enforcement and firefighting organizations to provide all children with valuable social and life skill programs. During the years ended December 31, 2009, 2008 and 2007, the Company contributed approximately $66, $110 and $120, respectively, to the Foundation.

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

As of December 31, 2009, the Company has entered into the following transactions with CUSA and CUSA LLC, or parties related to Gannon and Milito that are summarized below:

°

Employment Agreements - On December 11, 2006, TC Digital entered into employment agreements through December 31, 2009, with Gannon, to serve as its President and Chief Executive Officer and Milito, to serve as its Executive Vice President. Under the terms of the employment agreements, each of Gannon and Milito received an annual base salary of $350 and were eligible to receive additional bonuses at the sole discretion of TC Digital’s Management Committee, on which they served with minority voting rights. As of December 31, 2009, no bonus had been paid with respect to the employment agreements. Milito’s employment with TC Digital was terminated at the expiration date of his agreement on December 31, 2009. Gannon continues to serve as President and Chief Executive Officer of TC Digital following the expiration of his contract at an annual salary of $350.

°

Chaotic Property Representation Agreement - On December 11, 2006, 4Kids Licensing, CUSA and Apex Marketing, Inc. (“Apex”), a corporation in which Gannon holds 60% of the outstanding capital stock and Milito owns 39% of the outstanding capital stock, entered into an amended and restated Chaotic Property Representation Agreement (“CPRA”) replacing the original Chaotic Property Representation Agreement entered into by the parties in April 2005. Under the terms of the CPRA, 4Kids Licensing is granted exclusive television broadcast and production, merchandising licensing, and home video rights to the “Chaotic” Property worldwide in perpetuity, subject to certain limited exceptions. Under the terms of the CPRA, all “Chaotic” related income less approved merchandising and other expenses shall be distributed 50% to the Company and 50% to CUSA and Apex, excluding trading card royalties which are distributed 55% to 4Kids Digital and 45% to CUSA. Additionally, all approved production expenses for television episodes based on the “Chaotic” property are allocated 50% to 4Kids Licensing and 50% to CUSA and Apex. As of December 31, 2009 and 2008, there were no distributions and approximately $8,458 and $6,938, respectively, of production, merchandising and other general expenses were owed to 4Kids Licensing by CUSA and Apex, collectively.

°

Patent License Agreements - On December 11, 2006, TC Digital and TC Websites each entered into an agreement (the “Patent License Agreements”) with Cornerstone Patent Technologies, LLC (“Cornerstone”), a limited liability company, in which Gannon and Milito each hold a 25% membership interest. Pursuant to the Patent License Agreements, TC Digital and TC Websites obtained exclusive licenses (subject to certain exceptions) to use certain patent rights in connection with “Chaotic” and other trading card games which are uploaded to websites owned and operated by each such entity. Additionally, each of TC Digital and TC Websites agreed to pay Cornerstone a royalty of 1.5% of the Manufacturers Suggested Retail Price for the sale of trading cards, which amounted to $374 and $237 for each such entity for the year ended December 31, 2009 and 2008, respectively. On September 10, 2007, the Company purchased a 25% interest in such patents from Cornerstone for $750. For the years ended December 31, 2009 and 2008, the Company earned royalties of $250 and $158, respectively, associated with its portion of the patents, related to the sales of “Chaotic” trading cards which is eliminated in the Company’s consolidated financial statements.

°

TCD Agreement - Under the terms of the TCD Agreement, TC Digital is obligated to pay the following fees and/or royalties to: (i) 4Kids Digital equal to 3% of TC Digital’s gross revenues up to $350 per year for management services performed; (ii) 4Kids Digital and CUSA equal to 3% of net sales of each pack of trading cards sold; and (iii) the Company equal to (x) 10% of the net sales of “Chaotic” trading cards and (y) an additional 1% of net sales of “Chaotic” trading cards above $50 million during a calendar year. The Company acquired its rights to receive royalties of 10% in respect to net sales of “Chaotic” trading cards under the TCD Agreement through purchases from Dracco Company Ltd. (“Dracco”) of a 5% royalty stream on October 17, 2007, a 1% royalty stream, previously allocated to CUSA from Dracco, on December 18, 2007, a 4% royalty stream on March 17, 2008 in exchange for one-time payments of $2,250, $450 and $1,100, respectively. The consideration for the purchase of the 1% royalty stream for $450 was satisfied through the settlement of certain capital contributions required to be made by CUSA to TC Websites under the TCW Agreement. For the years ended December 31, 2009 and 2008, the Company earned royalties and or fees of $879 and $2,791, respectively, and CUSA earned royalties and or fees of $188 and $553, respectively, relating to the sales of “Chaotic” trading cards under the TCD agreement. The Company’s portion of royalties and its management fee were eliminated in its consolidated financial statements.

4Kids Digital is required under the terms of the TCD Agreement and the related loan and line of credit agreements to provide loans to TC Digital from time to time with a maturity date of December 31, 2010. On September 15, 2008, 4Kids Digital and TC Digital agreed to reduce the interest payable on any such loans from 12% to 9% retroactive to December 11, 2006.

°

Chaotic Merchandise License Agreement - On December 11, 2006, 4Kids Licensing, CUSA and TC Digital entered into a merchandise licensing agreement pursuant to which 4Kids Licensing and CUSA granted TC Digital exclusive rights to manufacture, produce and license “Chaotic” trading cards and related accessories through December 31, 2016. Under the terms of the agreement, TC Digital is obligated to pay a royalty on trading cards and all related accessories equal to (i) 4% of net sales to 4Kids Licensing while any amounts are outstanding to 4Kids Digital under the loan agreement or line of credit agreement or (ii) 8% of net sales of such cards and accessories, 55% of which will be paid to 4Kids Licensing and 45% of which will be paid to CUSA. For the years ended December 31, 2009 and 2008, no royalties had been earned under this agreement.

°

Operating Agreement of TC Websites LLC - On December 11, 2006, 4Kids Websites entered into the TCW Agreement with CUSA to purchase a 50% membership interest in TC Websites, which was amended on December 18, 2007 in connection with 4Kids Websites’ acquisition of an additional 5% ownership interest in TC Websites. On September 15, 2008, the terms of the TCW Agreement were further amended to eliminate TC Websites’ obligation to pay fees to each of the following: (i) 4Kids Websites equal to 3% of gross revenues of TC Websites with a minimum fee of $100 and a maximum fee of $200 per year for management services; (ii) Gannon equal to $100 for services as a senior executive; and (iii) Milito equal to $100 for services as a senior executive. Under the terms of the TCW Agreement, each member of TC Websites is obligated to make capital contributions on a pro-rata basis to the extent determined by its Management Committee to be necessary to fund the operation of the Website. Any transaction resulting in the sale of more than 50% of TC Websites’ membership interests or in the sale of all or substantially all of TC Digital’s assets requires the consent of members of TC Websites holding two-thirds of its membership interests (as opposed to a majority of its membership interests).

°

Interest Purchase Agreement - On March 2, 2009, TC Digital, the Company and Home Focus entered into various agreements pursuant to which TC Digital and Home Focus agreed to form TDI and the Company agreed to purchase the TDI Interest from Home Focus. The purchase price for the TDI Interest is an initial price of $1,575 with an obligation to pay up to an additional $1,000 (the "Conditional Payments") conditioned upon the “Chaotic” television series being telecast in the five largest European television markets (the United Kingdom, France, Germany, Spain and Italy) and/or TDI selling in excess of $10,000 of “Chaotic” trading cards. To date, the Company has entered into agreements for the telecast of the “Chaotic” television series in the UK, France and Germany, requiring the Company to make $600 of the Conditional Payments. The Company has paid Home Focus the following consideration for the TDI interest: the Company paid $475 upon execution of the various agreements and has paid the monthly installments of $125 for each of April, May, June, July and August. The Company was required to continue to pay the monthly installments of $125 through September 1, 2009, and beginning on October 1, 2009, $150 per month until such time as the balance due has been paid. However, Home Focus had not made the capital contribution to TDI of $456 required under the Shareholders Agreement, dated March 2, 2009, entered into by the Company and Home Focus with respect to TDI (the “TDI Agreement”) and as a result, the Company withheld the $125 required to be paid to Home Focus on September 1, 2009, the $150 required to be paid on each October 1, 2009, November 1, 2009 and December 1, 2009, and will continue to withhold such future payments until the required capital contribution has been paid.

°

TDI Shareholders Agreement - Under the TDI Agreement, the Board of Directors of TDI will consist of four directors. TC Digital has the right to elect two directors and the Company and Home Focus each have the right to elect one director. There are a number of extraordinary actions that require the consent by shareholders holding at least 80% of the voting stock of TDI in addition to approval of the Board of Directors. The TDI Agreement requires the shareholders to provide TDI with additional capital on a pro rata basis in exchange for additional equity. Under the TDI Agreement, TDI is required to pay or reimburse TC Digital for the costs and expenses associated with the printing, advertising, marketing and promotion of the “Chaotic” trading card game in the TDI Territory. In addition, TDI is responsible for reimbursing TC Digital and TC Websites for the cost of translating the “Chaotic” trading cards and “Chaotic” website into the European languages and for bandwidth and equipment charges associated with making the “Chaotic” website operational in the TDI Territory. TDI is also required to pay TC Digital and TC Websites a design fee equal to 3% and 1.5%, respectively, of net sales of “Chaotic” trading cards in the TDI Territory. For the years ended December 31, 2009, TC Digital and TC Websites earned royalties of $33 and $16, respectively, under this agreement arising from the net sales of “Chaotic” trading cards in the TDI Territory. The royalties earned by TC Digital and TC Websites are eliminated in the Company’s consolidated financial statements.

18. SUBSEQUENT EVENTS

Subsequent events were evaluated by the Company through the date the financial statements were issued. There were no events that occurred subsequent to December 31, 2009 that would require recognition in the Company’s consolidated financial statements.

19. SEGMENT AND RELATED INFORMATION

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

	Licensing	Advertising Media and Broadcast	TV and Film Production/ Distribution	Trading Card and Game Distribution	Total
2009:
Net revenues from external customers	$24,068	$2,772	$7,340	$2,603	$36,783
Amortization of television and film costs	—	—	21,511	—	21,511
Impairment on investment in international trading card subsidiary	2,430	—	—	—	2,430
Interest income	1,059	17	—	—	1,076
Impairment on investment securities	(6,175)	—	—	—	(6,175)
Loss on sale of investment security	(7,647)	—	—	—	(7,647)
Segment loss	(8,913)	(4,278)	(22,491)	(20,579)	(56,261)
Segment assets	32,668	7,606	12,105	4,274	56,653

2008:
Net revenues from external customers	$17,124	$16,368	$8,433	$15,276	$57,201
Amortization of television and film costs	—	—	7,707	—	7,707
Amortization of 4Kids TV broadcast fee	—	16,022	—	—	16,022
Interest income	2,658	56	8	—	2,722
Impairment on investment securities	(7,834)	—	—	—	(7,834)
Segment loss	(8,558)	(8,854)	(6,470)	(12,947)	(36,829)
Segment assets	51,944	14,271	24,499	9,860	100,574

2007:
Net revenues from external customers	$22,561	$16,296	$9,571	$776	$49,204
Amortization of television and film costs	—	—	8,179	—	8,179
Amortization of 4Kids TV broadcast fee	—	21,472	—	—	21,472
Interest income	5,049	73	159	—	5,281
Segment profit (loss)	9,321	(15,168)	(5,069)	(9,572)	(20,488)
Segment assets	102,041	9,272	25,411	14,355	151,079

As of December 31, 2009, included in segment loss for the Licensing segment is an impairment charge of $6,175 related to the Company’s investment securities, as disclosed in Note 3.

Additionally, through the Company’s London office and network of international subagents, which allow it to license its Properties throughout the world, the Company recognized net revenues from international sources primarily in Europe, of approximately $7,130, $11,684 and $7,374 during fiscal years 2009, 2008 and 2007, respectively. As of December 31, 2009 and 2008, net assets of the Company’s London office were $3,094 and $5,420, respectively.

20. SUMMARIZED QUARTERLY DATA (UNAUDITED)

Following is a summary of the quarterly results of operations for the years ended December 31, 2009 and 2008:

	Fiscal Quarters
2009	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Revenues	$9,332	$3,597	$6,846	$17,008
Loss from operations	(4,392)	(9,298)	(7,219)	(22,606)
Net loss attributable to 4Kids Entertainment , Inc.	(2,040)	(13,750)	(5,003)	(21,283)
Basic loss per common share	$(0.15)	$(1.04)	$(0.37)	$(1.59)
Diluted loss per common share	$(0.15)	$(1.04)	$(0.37)	$(1.59)

	Fiscal Quarters
2008	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Revenues	$13,559	$14,722	$16,100	$12,820
Loss from operations	(7,041)	(6,297)	(6,215)	(12,164)
Net loss attributable to 4Kids Entertainment , Inc.	(6,399)	(5,532)	(5,275)	(19,613)
Basic loss per common share	$(0.48)	$(0.42)	$(0.40)	$(1.48)
Diluted loss per common share	$(0.48)	$(0.42)	$(0.40)	$(1.48)

Quarterly amounts for loss per share may not agree to annual amount due to rounding.

During the fourth quarter of 2009, the Company recorded $20,195 of charges to reduce the carrying value of certain “Chaotic” assets based on their revised estimated fair values. Such amounts include: (i) a reduction of the Company’s film inventory of $12,637 through amortization based on a change in the overall expected future revenues of the Property, including approximately $6,943 owed to the Company by CUSA and Apex, collectively, for their share of production costs for television episodes of the “Chaotic” Property under their representation agreement with 4Kids Licensing; (ii) a reduction of the Company’s trading card inventory of $3,829, based on the value of expected future trading card sales; (iii) an impairment charge with respect to the Company’s investment in TDI of $2,430 to reflect the decreased value of this non-performing international joint venture of the “Chaotic” trading card business; and (iv) an impairment charge of $1,299 relating to the decreased value of the Company’s international subsidiary’s investment in a percentage of domestic “Chaotic” trading card sales. The Company also recorded an impairment charge of $6,006 in non-operating expense relating to securities which were now other than temporarily impaired. In addition to these charges, the Company recorded revenue of $9,786 which represented a one-time payment received in consideration of the Company’s agreement to terminate its right to serve as the merchandise licensing agent for the “Teenage Mutant Ninja Turtles” Property prior to the scheduled expiration of the representation agreement with the Mirage Group in 2012.

******