Form 10-Q
period 2010-03-31
4 KIDS ENTERTAINMENT INC
filed 2010-05-10
CIK 58592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

      As of May 10, 2010, the number of shares outstanding of the registrant’s common stock, par value $.01 per share was 13,352,053.

4Kids Entertainment, Inc. and Subsidiaries

Table of Contents

		Page #
Part I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009	2
	Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2010 and 2009	3
	Consolidated Statements of Changes in Equity and Comprehensive Loss for the three months ended March 31, 2010 (Unaudited) and the year ended December 31, 2009	4
	Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2010 and 2009	5
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32
Item 4.	Controls and Procedures	33
Part II—OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 1A	Risk Factors	33
Item 6.	Exhibits	35
Signatures		36

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2010 and DECEMBER 31, 2009

(In thousands of dollars, except share data)

ASSETS:	March 31, 2010	December 31, 2009
Current assets:	(Unaudited)
Cash and cash equivalents	$9,299	$3,621
Accounts receivable - net	9,560	14,470
Inventories - net	1,149	1,273
Income taxes receivable	447	4,044
Prepaid expenses and other current assets	2,451	2,612
Total current assets	22,906	26,020

Property and equipment - net	2,546	2,898
Long term investments	11,713	14,180
Accounts receivable - noncurrent, net	89	153
Film and television costs - net	6,381	6,832
Other assets - net (includes related party amounts of $935 and $1,215, respectively)	6,189	6,570
Total assets	$49,824	$56,653

LIABILITIES AND EQUITY:
Current liabilities:
Due to licensors	$6,108	$6,578
Accounts payable and accrued expenses	10,752	12,304
Deferred revenue	1,988	2,279
Total current liabilities	18,848	21,161

Deferred rent	378	375
Total liabilities	19,226	21,536

Commitments and contingencies (Note 10)
4Kids Entertainment, Inc. shareholders’ equity
Preferred stock, $.01 par value – authorized 3,000,000 shares; none issued	—	—
Common stock, $.01 par value - authorized 40,000,000 shares; issued 15,411,099 shares; outstanding 13,352,053 shares; in both 2010 and 2009	154	154
Additional paid-in capital	66,991	66,991
Accumulated other comprehensive loss	(4,690)	(4,644)
Retained earnings	15,819	19,298
	78,274	81,799
Less cost of 2,059,046 treasury shares in both 2010 and 2009	(36,434)	(36,434)
Total shareholders’ equity of 4Kids Entertainment, Inc.	41,840	45,365
Noncontrolling interests	(11,242)	(10,248)
Total equity	30,598	35,117
Total liabilities and equity	$49,824	$56,653

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(In thousands of dollars, except share data)

	Three Months Ended
	March 31,
	2010	2009

Net revenues:
Service revenue	$4,230	$8,895
Product revenue	7	437
Total net revenues	4,237	9,332

Costs and expenses:
Selling, general and administrative	7,097	12,031
Cost of sales of trading cards	364	502
Amortization of television and film costs	1,358	1,191
Total costs and expenses	8,819	13,724

Loss from operations	(4,582)	(4,392)

Interest income	105	401
Impairment of investment securities	—	(89)
Total other income	105	312

Loss before income taxes	(4,477)	(4,080)

Benefit from income taxes	—	—

Net loss	(4,477)	(4,080)

Net loss attributable to noncontrolling interests (Note 11)	998	2,040

Net loss attributable to 4Kids Entertainment, Inc.	$(3,479)	$(2,040)

Per share amounts:

Basic loss per share attributable to 4Kids Entertainment Inc. common shareholders	$(0.26)	$(0.15)

Diluted loss per share attributable to 4Kids Entertainment Inc. common shareholders	$(0.26)	$(0.15)

Weighted average common shares
outstanding - basic	13,352,053	13,227,019

Weighted average common shares
outstanding - diluted	13,352,053	13,227,019

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE LOSS

THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED) AND THE YEAR ENDED DECEMBER 31, 2009

(In thousands of dollars and shares)

	4Kids Entertainment, Inc. Shareholders
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Less Treasury Stock	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount

BALANCE, DECEMBER 31, 2008	15,247	$152	$65,107	$63,504	$(17,396)	$(36,376)	$74,991	$—	$74,991
Cumulative effect of change in accounting principle (1)	—	—	—	(2,130)	2,130	—	—	—	—
As adjusted	15,247	152	65,107	61,374	(15,266)	(36,376)	74,991	—	74,991
Issuance of common stock and stock options exercised	164	2	1,884	—	—	—	1,886	—	1,886
Capital contribution from noncontrolling interests	—	—	—	—	—	—	—	132	132
Acquisition of treasury stock, at cost	—	—	—	—	—	(58)	(58)	—	(58)
Reclassification adjustment related to realized loss of investment securities	—	—	—	—	8,570	—	8,570	—	8,570
Comprehensive loss:
Net loss	—	—	—	(42,076)	—	—	(42,076)	(10,380)	(52,456)
Translation adjustment	—	—	—	—	504	—	504	—	504
Unrealized gain on investment securities	—	—	—	—	1,548	—	1,548	—	1,548
Total comprehensive loss	—	—	—	—	—	—	(40,024)	(10,380)	(50,404)

BALANCE, DECEMBER 31, 2009	15,411	$154	$66,991	$19,298	$(4,644)	$(36,434)	$45,365	$(10,248)	$35,117
Capital contribution from noncontrolling interests	—	—	—	—	—	—	—	4	4
Comprehensive loss:
Net loss	—	—	—	(3,479)	—	—	(3,479)	(998)	(4,477)
Translation adjustment	—	—	—	—	(154)	—	(154)	—	(154)
Unrealized gain on investment securities	—	—	—	—	108	—	108	—	108
Total comprehensive loss	—	—	—	—	—	—	(3,525)	(998)	(4,523)

BALANCE, MARCH 31, 2010	15,411	$154	$66,991	$15,819	$(4,690)	$(36,434)	$41,840	$(11,242)	$30,598

(1) Cumulative effect adjustment to opening retained earnings as of January 1, 2009, related to the adoption of new accounting standards on investments in debt and equity securities (see Note 2).

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(In thousands of dollars)
	2010	2009
Cash flows from operating activities:
Net loss	$(4,477)	$(4,080)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	372	409
Amortization of television and film costs	1,358	1,191
Provision for doubtful accounts	129	107
Impairment of investment securities	—	89
Inventories - net	124	(1,218)
Accounts receivable	4,747	8,764
Film and television costs	(907)	(1,609)
Income taxes receivable	3,597	37
Prepaid expenses and other current assets	145	(1,694)
Other assets - net	381	(2,243)
Due to licensors	(493)	(319)
Accounts payable and accrued expenses	(1,527)	(3,268)
Deferred revenue	(291)	(574)
Deferred rent	3	(41)
Net cash provided by (used in) operating activities	3,161	(4,449)

Cash flows from investing activities:
Proceeds from sale of investments	2,575	—
Proceeds from disposal of property and equipment	1	—
Purchase of property and equipment	(21)	(73)
Net cash provided by (used in) investing activities	2,555	(73)

Cash flows from financing activities:
Capital contribution from noncontrolling interests	4	31
Net cash provided by financing activities	4	31

Effect of exchange rate changes on cash and cash equivalents	(42)	455

Net increase (decrease) in cash and cash equivalents	5,678	(4,036)

Cash and cash equivalents, beginning of period	3,621	13,503

Cash and cash equivalents, end of period	$9,299	$9,467

Supplemental disclosure of cash flow information:
Cash paid during period for income taxes	$7	$—
Supplemental schedule of non-cash investing and financing activities
Unrealized gain on marketable securities included in other comprehensive loss	$108	$2,074

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

Additionally, in March 2009, TC Digital, the Company and Home Focus entered into various agreements pursuant to which TC Digital and Home Focus agreed to form TC Digital International, Ltd. (“TDI”), an Irish Private Corporation, for the purpose of distributing “Chaotic” trading cards principally in Europe and the Middle East (“TDI Territory”) and the Company agreed to purchase a 25% interest in TDI from Home Focus (the "TDI Interest"). As a result, TDI is owned 50% by TC Digital, 25% by the Company and 25% by Home Focus. As permitted by authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) and based on the Company’s controlling interest and operational control, TDI’s financial statements are included in the Company’s consolidated financial statements for the three month period ended March, 31, 2010.

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

Certain of the Company’s current and former executive officers have interests in CUSA, CUSA LLC and certain other entities with which TC Digital and TC Websites have engaged in transactions since their formation. Information regarding these relationships can be found in Note 8.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The consolidated financial statements, except for the December 31, 2009 consolidated balance sheet and the consolidated statement of changes in equity and comprehensive loss for the year ended December 31, 2009, are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2009 presented in our Annual Report on Form 10-K. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position of the Company as of March 31, 2010 and December 31, 2009, and the results of operations for the three months ended March 31, 2010 and 2009, and changes in equity and comprehensive loss for the three months ended March 31, 2010 and the year ended December 31, 2009, and cash flows for the three months ended March 31, 2010 and 2009. Because of the inherent seasonality and changing trends of the toy, game, entertainment and advertising industries, operating results for the Company on a quarterly basis may not be indicative of operating results for the full year.

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

Fair Value Measurements - The fair values of the Company’s financial instruments reflect the estimates of amounts that would be received from selling an asset in an orderly transaction between market participants at the measurement date. The fair value estimates presented in this report are based on information available to the Company as of March 31, 2010 and December 31, 2009.

The carrying values of cash and cash equivalents, accounts receivable, due to licensors, accounts payable, accrued expenses and deferred revenue approximate fair value. The Company has estimated the fair value of its investment in auction rate securities (“ARS”) and other long-term investments using unobservable inputs at March 31, 2010. The authoritative guidance issued by the FASB includes a fair value hierarchy based on three levels of inputs, the first two of which are considered observable and the last of which is considered unobservable, that may be used to measure fair value. The three levels are the following:

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

Investments - The Company’s long-term investments principally consist of ARS, corporate bonds and preferred shares. ARS are generally rated “BBB” or better by one or more national rating agencies and have contractual maturities of up to 80 years. Of the aggregate principal amount of $26,850 in investment securities held by the Company as of March 31, 2010, 31% mature within the next 30 years, 57% mature through 2087 and the remaining 43% have no maturity date. The Company classifies these investments as “available for sale”, for certain investments in debt and equity securities. The ARS that the Company invests in generally had interest reset dates that occurred every 7 or 35 days and despite the long-term nature of their stated contractual maturity, the historical operation of the ARS market had given the Company the ability to quickly liquidate these securities at ongoing auctions every 35 days or less.

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

The ARS currently held by the Company are private placement debt securities with long-term nominal maturities and interest rates that typically reset monthly. The Company’s investments in ARS represent interests in debt obligations issued by banks and insurance companies that originally had at least an “A” credit rating at the time of purchase, including JP Morgan Chase, bond insurers and re-insurers such as MBIA, AMBAC, FGIC, and FSA. The collateral underlying these securities consists primarily of commercial paper, but also includes asset-backed and mortgage-backed securities, corporate debt, government holdings, money market funds and other ARS.

As of March 31, 2010, the Company held investment securities having an aggregate principal amount of $26,850. The estimated fair market value of these securities as determined by the Company had declined by $15,137 (a decline of $15,245 prior to 2010, partially offset by an increase in value of $108 during 2010) to $11,713, as of March 31, 2010. During the first quarter of 2010, the Company sold investment securities with a par value of $8,700 for $2,575. No additional impairment charges were recorded in the first quarter of 2010 since the Company had previously recorded in earnings an unrealized loss on these securities of $6,125. Additionally, the Company did not incur any impairment charges in 2010 due to credit losses.

Since the Company has the ability, and presently expects, to hold its remaining investment securities until recovery of their face value, which may not be prior to the maturity of the applicable security (to the extent such security has a specified maturity date) and based on consideration of all of the factors described above, the Company considered certain of these investments to be temporarily impaired as such term is defined in the accounting literature. Accordingly, the entire balance of unrealized loss in accumulated other comprehensive income at March 31, 2010 relates to securities which the Company considers temporarily impaired. Additionally, these remaining investment securities held by the Company have continued to pay interest according to their stated terms, which the Company believes may create an incentive for the issuers to redeem these securities once the current liquidity problems in the credit market substantially improve.

The Company continues to monitor the market for ARS and considers its impact (if any) on the fair value of its investments. If the current market conditions deteriorate further, the Company may be required to record additional impairment charges to non-operating expense in future periods.

The credit and capital markets, including the market for ARS, have remained illiquid, and as a result of this and other factors specific to certain investment securities, the Company’s unrealized loss on its investment securities may subsequently increase. The Company estimates the fair values of the investment securities quarterly based upon consideration of such factors as: issuer and insurer credit rating; comparable market data, if available; current market conditions; the credit quality of the investment securities; the rate of interest received since the date the auctions began; and yields of securities similar to the underlying investment securities. These considerations are used to determine a range of values for each security from moderate to highly conservative. The Company has based its evaluation on the mid-point of that range. Specifically, the Company considers the composition of the collateral supporting the investment securities and the default probabilities of the collateral underlying these securities in our overall valuation of each security. The Company has also researched the secondary market, and while such a market may be available, there is no guarantee that such a market will exist at any particular point in time. Additionally, the Company looks at the probabilities of default, probabilities of successful auctions and probabilities of earning the maximum (failed auction) rate for each period.

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

Given the failed auctions, the Company’s investment securities are currently illiquid.  Accordingly, the Company has classified all of its investment in ARS and the securities into which certain of the ARS have been exchanged, as non-current assets as of March 31, 2010 on its balance sheet due to the fact that the Company believes that the liquidity of these securities is unlikely to be restored in a period less than twelve months from such date.

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

Based on the Company’s cash position as of March 31, 2010, the anticipated effects of the significant cost cutting initiatives implemented by the Company during 2009 and continuing into 2010, and the Company’s belief that economic conditions have become more stable, the Company expects its overall cash position to provide adequate liquidity to fund its day-to-day operations for the next twelve months. However, the illiquidity affecting a significant portion of the Company’s portfolio of investment securities is impacting the Company’s ability to make capital investments or expand its operations.

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

Deferred Revenue - The Company enters into various agreements for Properties under which the Company has received certain advances and/or minimum guarantees. The unearned portion of these advances and guaranteed payments are included in deferred revenue.

Reclassifications - Certain reclassifications have been made to prior year amounts to conform to 2010 presentation.

Translation of Foreign Currency - In accordance with authoritative guidance issued by the FASB, the Company classifies items as other comprehensive income by their nature in the financial statements and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet. The assets and liabilities of the Company’s foreign subsidiary, 4Kids International have been recorded in their local currency and translated to U.S. dollars using period-end exchange rates. Income and expense items have been translated at the average rate of exchange prevailing during the period. Any adjustment resulting from translating the financial statements of the foreign subsidiary is reflected as “other comprehensive income”, net of related tax. Comprehensive loss for the three months ended March 31, 2010 and 2009 was $4,523 and $6,262, respectively, which included translation adjustments of $(154) and $(108) for the respective periods.

Recently Adopted Accounting Standards – In August 2009, the FASB issued authoritative guidance regarding the measurement of liabilities at fair value when a quoted price in an active market is not available.  In these circumstances, a valuation technique should be applied that uses either the quote of the liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance, such as an income approach or a market approach.  The guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  This guidance is currently effective and the adoption of this guidance did not have an impact on the Company’s consolidated financial position and results of operations.

In June 2009, the FASB issued authoritative guidance intended to improve the relevance, representational faithfulness, and comparability of the information a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial position, financial performance and cash flows, and a transferor’s continuing involvement, if any, in transferred financial assets. This guidance is effective as of the beginning of the first interim period within a reporting entity’s first annual reporting period that begins after November 15, 2009. The adoption of this guidance did not have an impact on the Company’s consolidated financial position and results of operations.

In May 2009, the FASB issued authoritative guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance sets forth (1) the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which events or transactions occurring after the balance sheet date should be recognized in its financial statements and (3) the disclosures that should be made about events or transactions that occurred after the balance sheet date. In February 2010, the FASB amended this new standard to eliminate the requirement to disclose the date through which subsequent events have been evaluated. As the new standard was not intended to significantly change the current practice of reporting subsequent events, it did not have an impact on the Company’s consolidated financial position and results of operations.

In April 2009, the FASB issued authoritative guidance related to investments in debt and equity securities. The objective of the new guidance is to make impairment guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments (“OTTI”) of debt and equity securities in financial statements.  The guidance revises the OTTI evaluation methodology. Under the guidance, the security is analyzed for credit loss, (the difference between the present value of cash flows expected to be collected and the amortized cost basis). The credit loss, if any, will then be recognized in the statement of earnings, while the balance of impairment related to other factors will be recognized in other comprehensive income. This guidance was effective for all interim and annual periods ending after June 15, 2009. The Company adopted this authoritative guidance issued by the FASB as of January 1, 2009 and recorded a cumulative-effect adjustment of $2,130 to its opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive loss. The Company did not incur any impairment charges in 2010 due to credit losses.

Recently Issued Accounting Standards - In October 2009, the FASB issued authoritative guidance which will allow companies to allocate arrangement consideration to multiple deliverables. The guidance provides principles and application guidance on whether multiple deliverables exist, how an arrangement should be separated, and the consideration allocated. The guidance requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of the selling price. The guidance eliminates the use of the residual method, requires entities to allocate revenue using the relative-selling-price method and significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The guidance requires new and expanded disclosures and is applied prospectively to revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 or retrospectively for all periods presented. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial position and results of operations.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values and estimated fair values of the Company’s financial instruments for the periods presented are as follows:

	Estimated Fair Value Measurements
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2010:
Financial Assets
Cash and cash equivalents	$9,299	$9,299	$—	$—
Total short-term investments	$9,299	$9,299	$—	—

Auction rate securities	$7,449	$—	$—	$7,449
Corporate obligations	3,998	—	—	3,998
Preferred shares	266	—	—	266
Total long-term investments	$11,713	$—	$—	$11,713

Total Financial Assets	$21,012	$9,299	$—	$11,713

December 31, 2009:
Financial Assets
Cash and cash equivalents	$3,621	$3,621	$—	$—
Total short-term investments	$3,621	$3,621	$—	—

Auction rate securities	$9,050	$—	$—	$9,050
Corporate obligations	3,689	—	—	3,689
Preferred shares	1,441	—	—	1,441
Total long-term investments	$14,180	$—	$—	$14,180

Total Financial Assets	$17,801	$3,621	$—	$14,180

Level 1- The Company’s Level 1 assets consist of cash and U.S. Treasury securities with original maturities of three months or less.

Level 2 - At March 31, 2010 and December 31, 2009, the Company had no investments which were considered to be Level 2 assets.

Level 3 – The Company’s Level 3 assets consist of the Company’s investment in ARS, corporate obligations, and preferred shares. The recent uncertainties in the credit markets have made it more difficult for the Company and other investors to liquidate their holdings of these securities for the three months ended March 31, 2010 and the year ended December 31, 2009, because the amount of securities submitted for sale has exceeded the amount of purchase orders.

The carrying value of the Company’s investments in its Level 3 assets, as of March 31, 2010 and December 31, 2009, represent the Company’s best estimate of the fair value of these investments based on currently available information. The Company estimates the fair values of the investment securities quarterly based upon consideration of such factors as: issuer and insurer credit rating; comparable market data, if available; current market conditions; the credit quality of the investment securities; the rate of interest received since the date the auctions began; and yields of securities similar to the underlying investment securities. These considerations are used to determine a range of values for each security from moderate to highly conservative. The Company has based its evaluation on the mid-point of that range. Specifically, the Company considered the composition of the collateral supporting the investment securities and the default probabilities of the collateral underlying the ARS in its overall valuation of each security. The Company has also researched the secondary market, and while such a market may be available, there is no guarantee that such a market will exist at any particular point in time. Additionally, the Company looked at the probabilities of default, probabilities of successful auctions and probabilities of earning the maximum (failed auction) rate for each period. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the Company may be required to further adjust the carrying value of its investment securities through additional devaluations.

The table below provides a summary of changes in fair value for the Company’s available for sale investments:

	March 31, 2010
	Amortized Cost	Unrealized Loss	Estimated Fair Value
Long-term investments:
Auction rate securities	$13,300	$(5,851)	$7,449
Corporate obligations	5,400	(1,402)	3,998
Preferred shares	8,150	(7,884)	266
Total long-term investments	$26,850	$(15,137)	$11,713

	December 31, 2009
	Amortized Cost	Unrealized Loss	Estimated Fair Value
Long-term investments:
Auction rate securities	$17,300	$(8,250)	$9,050
Corporate obligations	5,400	(1,711)	3,689
Preferred shares	12,850	(11,409)	1,441
Total long-term investments	$35,550	$(21,370)	$14,180

The following table presents additional information about assets measured at fair value using Level 3 inputs for the three months ended March 31, 2010:

	Long-Term
	Auction Rate Securities	Corporate Bonds	Preferred Shares	Total
Balance as of January 1, 2010	$9,050	$3,689	$1,441	$14,180

Unrealized (loss) gain – included in other comprehensive loss	(201)	309	—	108

Proceeds from sales or settlements	(1,400)	—	(1,175)	(2,575)

Balance as of March 31, 2010	$7,449	$3,998	$266	$11,713

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

The following table summarizes activity under our stock option plans for the three months ended March 31, 2010:

	Shares under Options (in thousands)	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	770	$18.28
Granted	—	—
Exercised	—	—
Forfeited	(67)	20.56
Outstanding at March 31, 2010	703	$18.07	0.6	$—

Exercisable at March 31, 2010	703	$18.07	0.6	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock on the date of determination for those awards that have an exercise price currently below the closing price. As of March 31, 2010, there were no options outstanding to purchase shares with an exercise price below the quoted price of our common stock. During the three months ended March 31, 2010 and 2009, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $0, determined as of the date of exercise.

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

A summary of restricted stock award activity under the Company’s LTICPs as of March 31, 2010 and changes during the three months then ended is presented as follows:

	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2010	594	$5.58
Granted	—	—
Vested	—	—
Forfeited	(10)	5.00
Outstanding at March 31, 2010	584	$5.59

During the three months ended March 31, 2010 and 2009, the Company recognized $389 and $462, respectively, of compensation costs related to the LTICPs. Additionally, as of March 31, 2010, there was approximately $331, $716, $593 and $64 of unrecognized compensation cost related to restricted stock awards granted under the Company’s 2008, 2007, 2006 and 2005 LTICPs, respectively. The cost is expected to be recognized over a remaining weighted-average period of 2.1, 1.1, 1.1 and 0.1 years under the 2008, 2007, 2006 and 2005 LTICPs, respectively. There were no shares that vested during the three months ended March 31, 2010.

Availability for Future Issuance - As of March 31, 2010, (i) options to purchase approximately 1,515,000 shares of the Company’s common stock were available for future issuance under the Company’s stock option plans and (ii) options to purchase a maximum of approximately 473,000 shares of the Company’s common stock were available for future issuance under the Company’s LTICPs, reduced by four shares for each share of restricted stock awarded under the 2006 and 2005 LTICPs, under which an aggregate of 147,000 shares of the 473,000 total shares were available for issuance as options, and reduced by two shares for each share of restricted stock awarded under the 2008 and 2007 LTICPs, under which an aggregate of 326,000 of the 473,000 total shares were available for issuance as options.

5. INCOME TAXES

The benefit from income taxes consisted of the following:

	Three Months Ended
	March 31,
	2010	2009
Current	$—	$—
Deferred	1,406	2,695
	$1,406	$2,695
Less: Changes in valuation allowance	(1,406)	(2,695)
Total	$—	$—

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

The Company is no longer subject to examinations by income tax authorities in most jurisdictions for years prior to 2006. As of March 31, 2010, there were no outstanding tax audits.

6. EARNINGS PER SHARE

The Company computes basic EPS based solely on the weighted average number of common shares outstanding during the period in accordance with authoritative guidance issued by the FASB. Diluted EPS reflects all potential dilution of common stock. The following table reconciles Basic EPS with Diluted EPS for the three months ended March 31, 2010 and 2009:

	Three Months Ended
March 31, 2010	Net Loss	Weighted Average Shares	Per Share
Basic loss per share attributable to 4Kids Entertainment, Inc. common shareholders	$(3,479)	13,352,053	$(0.26)

Effect dilutive security – Stock options	—	—	—

Diluted loss per share attributable to 4Kids Entertainment, Inc. common shareholders	$(3,479)	13,352,053	$(0.26)

	Three Months Ended
March 31, 2009	Net Loss	Weighted Average Shares	Per Share
Basic loss per share attributable to 4Kids Entertainment, Inc. common shareholders	$(2,040)	13,227,019	$(0.15)

Effect dilutive security – Stock options	—	—	—

Diluted loss per share attributable to 4Kids Entertainment, Inc. common shareholders	$(2,040)	13,227,019	$(0.15)

For the three months ended March 31, 2010 and 2009, 703,250 and 1,265,000 shares, respectively, attributable to the exercise of outstanding options, were excluded from the calculation of diluted EPS because the effect was antidilutive.

7. LEGAL PROCEEDINGS

On February 12, 2010, Home Focus Development, LTD, a British Virgin Islands Corporation, ("Home Focus") filed suit against the Company in the United States District Court for the Southern District of New York. In the lawsuit, Home Focus alleges that the Company owes it $1,075 under an Interest Purchase Agreement among the Company, Home Focus and TC Digital entered into on March 2, 2009, pursuant to which the Company acquired a 25% ownership interest in TDI. As further described in Note 8, the Company withheld payments in an aggregate amount of $725 from Home Focus otherwise due under the Interest Purchase Agreement as a result of Home Focus’s failure to make required capital contributions to TDI. On April 26, 2010, the Company answered the complaint and asserted various counterclaims against Home Focus and its owners, in their individual capacities. The Company intends to vigorously defend this litigation.

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

8. RELATED PARTY TRANSACTIONS

National Law Enforcement and Firefighters Children’s Foundation - The Company’s Chairman and Chief Executive Officer is the founder and President of The National Law Enforcement and Firefighters Children’s Foundation (the “Foundation”). The Foundation is a not-for-profit organization dedicated to helping the children of law enforcement and firefighting personnel and working with law enforcement and firefighting organizations to provide all children with valuable social and life skill programs. The Company made no contributions to the Foundation for the three months ended March 31, 2010 and 2009.

Chaotic USA Entertainment Group, Inc. (“CUSA”) - On December 11, 2006, 4Kids Digital and CUSA LLC, entered into the TCD Agreement with respect to the operation of TC Digital as a joint venture, with 4Kids Digital owning 53% of TC Digital’s membership interests and CUSA LLC owning 47% of TC Digital’s membership interests. On December 18, 2007, 4Kids Digital purchased an additional 2% membership interest in TC Digital from CUSA LLC increasing 4Kids Digital’s ownership percentage to 55%. TC Digital is treated as a consolidated subsidiary of the Company as a result of its majority ownership in TC Digital and its right to break any dead-locks within the TC Digital Management Committee. Bryan Gannon (“Gannon”), President and Chief Executive Officer of CUSA and John Milito (“Milito”), Executive Vice President and Chief Operating Officer of CUSA, each own an interest of approximately 32% in CUSA and became officers of TC Digital in 2006. Milito’s employment with TC Digital was terminated on December 31, 2009.

As of March 31, 2010, the Company has entered into the following transactions with CUSA and CUSA LLC, or parties related to Gannon and Milito that are summarized below:

°

Chaotic Property Representation Agreement - On December 11, 2006, 4Kids Licensing, CUSA and Apex Marketing, Inc. (“Apex”), a corporation in which Gannon holds 60% of the outstanding capital stock and Milito owns 39% of the outstanding capital stock, entered into an amended and restated Chaotic Property Representation

Agreement (“CPRA”) replacing the original Chaotic Property Representation Agreement entered into by the parties in April 2005. Under the terms of the CPRA, 4Kids Licensing is granted exclusive television broadcast and production, merchandising licensing, and home video rights to the “Chaotic” Property worldwide in perpetuity, subject to certain limited exceptions. Under the terms of the CPRA, all “Chaotic” related income less approved merchandising and other expenses shall be distributed 50% to the Company and 50% to CUSA and Apex, excluding trading card royalties which are distributed 55% to 4Kids Digital and 45% to CUSA. Additionally, all approved production expenses for television episodes based on the “Chaotic” property are allocated 50% to 4Kids Licensing and 50% to CUSA and Apex. As of March 31, 2010 and 2009 there were no distributions and approximately $8,717 and $7,604, respectively, of production, merchandising and other general expenses were owed to 4Kids Licensing by CUSA and Apex, collectively.

°

Patent License Agreements - On December 11, 2006, TC Digital and TC Websites each entered into an agreement (the “Patent License Agreements”) with Cornerstone Patent Technologies, LLC (“Cornerstone”), a limited liability company, in which Gannon and Milito each hold a 25% membership interest. Pursuant to the Patent License Agreements, TC Digital and TC Websites obtained exclusive licenses (subject to certain exceptions) to use certain patent rights in connection with “Chaotic” and other trading card games which are uploaded to websites owned and operated by each such entity. Additionally, each of TC Digital and TC Websites agreed to pay Cornerstone a royalty of 1.5% of the Manufacturers Suggested Retail Price for the sale of trading cards. On September 10, 2007, the Company purchased a 25% interest in such patents from Cornerstone for $750. During the three months ended March 31, 2010 and 2009, the Company earned no royalties associated with its portion of the patents, related to the sales of “Chaotic” trading cards which are eliminated in the Company’s consolidated financial statements.

°

TCD Agreement - Under the terms of the TCD Agreement, TC Digital is obligated to pay the following fees and/or royalties to: (i) 4Kids Digital equal to 3% of TC Digital’s gross revenues up to $350 per year for management services performed; (ii) 4Kids Digital and CUSA equal to 3% of net sales of each pack of trading cards sold; and (iii) the Company equal to (x) 10% of the net sales of “Chaotic” trading cards and (y) an additional 1% of net sales of “Chaotic” trading cards above $50 million during a calendar year. The Company acquired its rights to receive royalties of 10% in respect to net sales of “Chaotic” trading cards under the TCD Agreement through purchases from Dracco Company Ltd. (“Dracco”) of a 5% royalty stream on October 17, 2007, a 1% royalty stream, previously allocated to CUSA from Dracco, on December 18, 2007 and a 4% royalty stream on March 17, 2008 in exchange for one-time payments of $2,250, $450 and $1,100, respectively. The consideration for the purchase of the 1% royalty stream for $450 was satisfied through the settlement of certain capital contributions required to be made by CUSA to TC Websites under the TCW Agreement. During the three months ended March 31, 2010 and 2009, the Company earned royalties and or fees of $32 and $182, respectively, and CUSA earned royalties and or fees of $6 and $45, respectively, relating to the sales of “Chaotic” trading cards under the TCD agreement. The Company’s portion of royalties and its management fee were eliminated in its consolidated financial statements.

4Kids Digital is required under the terms of the TCD Agreement and the related loan and line of credit agreements to provide loans to TC Digital from time to time with a maturity date of December 31, 2010. On September 15, 2008, 4Kids Digital and TC Digital agreed to reduce the interest payable on any such loans from 12% to 9% retroactive to December 11, 2006.

°

Chaotic Merchandise License Agreement - On December 11, 2006, 4Kids Licensing, CUSA and TC Digital entered into a merchandise licensing agreement pursuant to which 4Kids Licensing and CUSA granted TC Digital exclusive rights to manufacture, produce and license “Chaotic” trading cards and related accessories through December 31, 2016. Under the terms of the agreement, TC Digital is obligated to pay a royalty on trading cards and all related accessories equal to (i) 4% of net sales to 4Kids Licensing while any amounts are outstanding to 4Kids Digital under the loan agreement or line of credit agreement or (ii) if no amounts are outstanding to 4Kids Digital under the loan agreement of line of credit agreement, 8% of net sales of such cards and accessories, 55% of which will be paid to 4Kids Licensing and 45% of which will be paid to CUSA. For the three months ended March 31, 2010 and 2009, no royalties had been earned under this agreement.

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

°

Interest Purchase Agreement - On March 2, 2009, TC Digital, the Company and Home Focus entered into various agreements pursuant to which TC Digital and Home Focus agreed to form TDI and the Company agreed to purchase the TDI Interest from Home Focus. The purchase price for the TDI Interest is an initial price of $1,575 with an obligation to pay up to an additional $1,000 (the "Conditional Payments") conditioned upon the “Chaotic” television series being telecast in the five largest European television markets (the United Kingdom, France, Germany, Spain and Italy) and/or TDI selling in excess of $10,000 of “Chaotic” trading cards. To date, the Company has entered into agreements for the telecast of the “Chaotic” television series in the UK, France and Germany, requiring the Company to make $600 of the Conditional Payments. The Company has paid Home Focus the following consideration for the TDI interest: the Company paid $475 upon execution of the various agreements and has paid the monthly installments of $125 for each of April, May, June, July and August of 2009. The Company ceased paying Home Focus additional amounts under the Interest Purchase Agreement due to the failure by Home Focus to make the required capital contributions to TDI required under the Shareholders Agreement, dated March 2, 2009, entered into by the Company and Home Focus with respect to TDI (the “TDI Agreement”).

°

TDI Shareholders Agreement - Under the TDI Agreement, the Board of Directors of TDI will consist of four directors. TC Digital has the right to elect two directors and the Company and Home Focus each have the right to elect one director. There are a number of extraordinary actions that require the consent by shareholders holding at least 80% of the voting stock of TDI in addition to approval of the Board of Directors. The TDI Agreement requires the shareholders to provide TDI with additional capital on a pro rata basis in exchange for additional equity. Under the TDI Agreement, TDI is required to pay or reimburse TC Digital for the costs and expenses associated with the printing, advertising, marketing and promotion of the “Chaotic” trading card game in the TDI Territory. In addition, TDI is responsible for reimbursing TC Digital and TC Websites for the cost of translating the “Chaotic” trading cards and “Chaotic” website into the European languages and for bandwidth and equipment charges associated with making the “Chaotic” website operational in the TDI Territory. TDI is also required to pay TC Digital and TC Websites a design fee equal to 3% and 1.5%, respectively, of net sales of “Chaotic” trading cards in the TDI Territory. For the three months ended March 31, 2010 and 2009, TC Digital and TC Websites earned no royalties under this agreement arising from the net sales of “Chaotic” trading cards in the TDI Territory. The royalties earned by TC Digital and TC Websites are eliminated in the Company’s consolidated financial statements.

9. ACCOUNTING CHANGE AND RECLASSIFICATION

Certain of the Company’s representation contracts contain provisions for the production of animated television episodes based on the licensor’s property. These contracts typically contain provisions for the licensor to reimburse the Company for costs incurred in the production of the television programming. The reimbursement may be in the form of reduced royalty fees owed the licensor under other provisions of the contract or in the form of direct cash reimbursement. The Company has historically accounted for this reimbursement as reduction of its film costs capitalized. Additionally, the Company has historically recorded the reimbursement as service revenue with an equal amount as cost of production.

These reimbursements are contained under overall representation contracts with licensors. Under these contracts, the Company will generate royalty revenue from third party licensees. Since the primary licensor (property owner) will also benefit from the increased awareness of the property, they are willing to contribute to the cost of the production of the programming. The Company believes that it is appropriate to account for the partial reimbursement of production costs as a reduction of its capitalized film costs which is amortized into the cost of revenue.

The Company has reassessed the accounting treatment for reimbursements of its production costs under representation contracts and will no longer record these amounts in the Television and Film Production/Distribution segment as revenue with a corresponding charge to production service costs. The Company has retroactively adjusted revenue and production service costs for all periods presented. The Company considered the qualitative aspect of these adjustments, as well as the impact on the Company’s operating losses and earnings per share calculations in determining that no further restatement of the Company’s financial statements is necessitated by this accounting change. The following table shows the summary impact in the consolidated statements of operations for the three months ended March 31, 2009:

	As Originally Reported	As Restated
Total net revenues	$10,192	$9,332
Total costs and expenses	14,584	13,724
Loss from operations	$(4,392)	$(4,392)

10. COMMITMENTS AND CONTINGENCIES

a. Broadcast Agreement - On October 1, 2007, the Company and The CW entered into the CW Agreement, under which The CW granted to the Company the exclusive right to program The CW's Saturday morning children's programming block (“The CW4Kids”) that is broadcast in most markets between 7am and 12pm for an initial term of five years beginning with The CW's 2008-2009 broadcast season.

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

In December 2009, the Company notified The CW that it believed it was entitled to a reduction in the total guarantee for the broadcast year as well as a change in the split of the national advertising proceeds derived from The CW4Kids block from 80% - 20% in favor of The CW to 65% - 35% in favor of The CW as a result of industry action taken by most of the leading food advertisers reducing or otherwise limiting categories of permitted advertising in response to public concern about childhood obesity. Such a reduction and adjustment in the share of advertising proceeds is provided for under The CW Agreement if any federal, state or other governmental law, regulation or rule or any industry action bans, reduces or otherwise limits the categories of permitted advertising that can be broadcast in children's programming. The Company has supplied The CW with evidence supporting its position including a copy of the October 2009 report of the Children's Food and Beverage Advertising Initiative set up under the auspices of the Council of Better Business Bureaus which describes the effect of the industry action undertaken by leading food advertisers as well as children's food advertising spending statistics documenting the reduction in children's food advertising. In December 2009 and March 2010, the Company paid The CW installments of $4,275 and $1,900, respectively as payment of the quarterly guarantees for the 2009 - 2010 broadcast season rather than $6,750 and $3,000, respectively, the original amount required under The CW Agreement.

The CW has disputed the Company’s position by claiming that there has been no industry action reducing or otherwise limiting the categories of permitted advertising and believes that the Company is in breach of The CW Agreement by having paid the reduced amount in respect of the quarterly guarantee. The Company and The CW are currently in discussions regarding the contractual dispute. If they are unable to resolve the dispute through negotiation, the dispute between the Company and The CW will be resolved through arbitration. If the Company prevails through negotiation or arbitration, the $15,000 guarantee will be reduced and the split of advertising revenues will be adjusted. There can be no assurance, however, that the Company will prevail or of the amount of any reduction or adjustment in the event the Company is successful. If the Company is unsuccessful, it will be required to pay $3,575 to The CW, representing the difference between the original amount required under The CW Agreement and the amount paid by the Company through March 2010.

As of March 31, 2010, the minimum guaranteed payment obligations under the CW Agreement, assuming full payment is required, are as follows:

Year Ending December 31,	Amount
2010	$15,575
2011	15,000
2012	15,000
2013	8,250
Total	$53,825

The Company’s ability to recover the cost of its minimum guarantee due to The CW will depend on the popularity of the television programs the Company broadcasts on The CW4Kids and the general market demand and pricing of advertising time for Saturday morning children’s broadcast television. The popularity of such programs, broadcast by the Company on The CW4Kids, impacts audience levels and the level of the network advertising rates that the Company can charge. Additionally, the success of the merchandise licensing programs and home video sales based on such television programs broadcast on The CW4Kids is dependent on consumer acceptance of such television programs. If the Company estimates that it will be unable to generate sufficient future revenue from advertising sales, home video sales and merchandising licensing at levels to cover the cost of its contractual obligation to The CW, the Company would record a charge to earnings to reflect an expected loss on The CW agreements in the period in which the factors negatively affecting the recoverability of the fee payable become known. The Company will be required to make certain assumptions and estimates about future events such as advertising rates and audience viewing levels in evaluating its ability to recover the cost of the minimum guaranteed payments. Such estimates and assumptions are subject to market forces and factors beyond the control of the Company and are inherently subject to change. There can be no assurance that the Company will be able to recover the full cost of the minimum guaranteed payments and in the event it cannot, it would record the resulting charge to earnings to reflect an expected loss on the minimum guaranteed payments, which could be significant.

In addition to the minimum guarantee paid to The CW, the Company incurs additional costs to program the broadcast block and sell the related network advertising time. These costs include direct programming costs to acquire, adapt and deliver programming for the broadcast block as well as additional indirect expenses of advertising sales, promotion and administration.

b. Contractual Arrangements - During the normal course of business, the Company may enter into various agreements with third parties to license, acquire, distribute, broadcast, develop and/or promote Properties. The terms of these agreements will vary based on the services and/or Properties included within the agreements, as each of these agreements also have specific provisions relating to rights granted, territory and contractual term.

11. NONCONTROLLING INTEREST

Effective January 1, 2009, all earnings and losses of a subsidiary are attributed to both the parent and the noncontrolling interests, even if the losses attributable to the noncontrolling interest result in a deficit noncontrolling interest balance. Previously, any losses exceeding the noncontrolling interests’ investment in the subsidiaries were attributed to the parent.

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

Noncontrolling interest of membership units in TC Digital represents the noncontrolling members’ proportionate share of the equity in the entity. Income is allocated to the membership units noncontrolling interest based on the ownership percentage throughout the year. As of March 31, 2010, the noncontrolling member continued to hold 45% of the equity in the entity. The following table summarizes the noncontrolling interest loss attributable to the noncontrolling equity interest in TC Digital:

	Three Months Ended
	March 31,
	2010	2009
TC Digital net loss before common units noncontrolling interest	$(1,863)	$(3,365)
Noncontrolling interest percentage	45%	45%
Noncontrolling interest loss allocation	(838)	(1,514)
Less: Capital contribution from noncontrolling interest	—	—
Loss attributable to noncontrolling interest	$(838)	$(1,514)

Included in the TC Digital net loss is $33 related to the operations of TDI, a joint venture owned 50% by TC Digital, 25% by the Company and 25% by Home Focus Development Ltd. (“Home Focus”), see Note 8 for further details.  As of March 31, 2010, Home Focus has not made a required capital contribution to TDI.

As of March 31, 2010, the loss in excess of noncontrolling interest for TC Digital absorbed by 4Kids Digital, in the aggregate, since the formation of such entity is $17,129.

b) TC Websites LLC - Under the terms of the TCW Agreement, 4Kids Websites and CUSA are each entitled to elect two managers to TC Websites’ Management Committee. On December 18, 2007, 4Kids Websites entered into an agreement with CUSA and TC Websites pursuant to which 4Kids acquired an additional 5% ownership interest in TC Websites from CUSA for approximately $650 and the TCW Agreement was amended to provide 4Kids Websites with the right to break any deadlocks on TC Websites' Management Committee with respect to operational matters. The consideration for the purchase of this additional membership interest was paid through the settlement of certain capital contributions required to be made by CUSA to TC Websites under the TCW Agreement. TC Websites is treated as a consolidated subsidiary of the Company as a result of its majority ownership and its right to break any dead-locks within the TC Websites Management Committee.

As of March 31, 2010, the noncontrolling member continued to hold 45% of the equity in the entity. The following table summarizes the noncontrolling interest loss attributable to the noncontrolling equity interest in TC Websites:

	Three Months Ended
	March 31,
	2010	2009
TC Websites net loss before common units noncontrolling interest	$(355)	$(1,169)
Noncontrolling percentage	45%	45%
Noncontrolling loss allocation	(160)	(526)
Less: Capital contribution from noncontrolling interest	4	31
Loss attributable to noncontrolling interest	$(156)	$(495)

As of March 31, 2010, the loss in excess of noncontrolling interest for TC Websites absorbed by 4Kids Websites in the aggregate since the formation of such entity is $5,586.

12. SUBSEQUENT EVENTS

Subsequent events were evaluated by the Company through the date the financial statements were issued. There were no events that occurred subsequent to March 31, 2010 that would require recognition in the Company’s consolidated financial statements.

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

	Licensing	Advertising Media and Broadcast	TV and Film Production/ Distribution	Trading Card and Game Distribution	Total
March 31, 2010:
Net revenues from external customers	$3,253	$26	$951	$7	$4,237
Amortization of television and film costs	—	—	1,358	—	1,358
Interest income	99	6	—	—	105
Segment income (loss)	139	(1,751)	(1,357)	(1,508)	(4,477)
Segment assets	30,367	5,351	10,846	3,260	49,824

March 31, 2009:
Net revenues from external customers	$5,596	$842	$2,457	$437	$9,332
Amortization of television and film costs	—	—	1,191	—	1,191
Interest income	388	13	—	—	401
Impairment of investment securities	(89)	—	—	—	(89)
Segment income (loss)	1,595	(970)	(591)	(4,114)	(4,080)
Segment assets	50,315	6,351	23,709	10,249	90,624

Through the Company’s London office and network of international subagents, which allow it to license its Properties throughout the world, the Company recognized net revenues from international sources primarily in Europe, of approximately $800 and $2,370 for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010 and 2009, net assets of the Company’s London office were $2,309 and $4,972, respectively.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(In thousands of dollars unless otherwise specified)

Overview

The Company’s operating results for the three months ended March 31, 2010 were negatively impacted by the decline in licensing revenue from the “Monster Jam”, “American Kennel Club” and “Teenage Mutant Ninja Turtles” Properties. Accordingly, the Company experienced an overall significant decrease in licensing revenues worldwide as compared with the comparable period last year. Based on the diminished popularity of the “Chaotic” Property, the Company’s Trading Card and Game Distribution segment experienced a reduction in orders from TC Digital’s distributors during the first quarter of 2010 as compared with 2009 and overall sales of “Chaotic” trading cards during the first quarter of 2010 were below expectations. During 2009 and continuing in 2010, the Company implemented significant cost-cutting initiatives, primarily pertaining to personnel related costs and advertising and marketing expenses, in an effort to offset its poor operating results; however, these initiatives failed to offset lower revenues and other charges.

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

Accounting for Film and Television Costs - The Company amortizes the costs of production for film and television programming using the individual-film-forecast method under which such costs are amortized for each film or television program in the ratio that revenue earned in the current period for such title bears to management’s estimate of the total revenues to be realized from all media and markets for such title. All exploitation costs, including advertising and marketing costs, are expensed as incurred.

Management regularly reviews, and revises when necessary, its total revenue estimates on a title-by-title basis, which may result in a change in the rate of amortization and/or a write-down of the film or television asset to estimated fair value. The Company determines the estimated fair value for individual film and television Properties based on the estimated future ultimate revenues and costs.

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

Accounting Changes - The Company has reassessed the accounting treatment for reimbursements of its production costs under representation contracts and will no longer record these amounts as revenue with a corresponding charge to production service costs. In accordance with authoritative guidance issued by the FASB, the Company has retroactively adjusted revenue and production service costs for all periods presented. The Company considered the qualitative aspect of these adjustments, as well as the impact on the Company’s operating losses and earnings per share calculations in determining that no further restatement of the Company’s consolidated financial statements is necessitated by this accounting change. See Note 9 of the notes to the Company’s consolidated financial statements for a discussion of these changes.

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

Recently Adopted Accounting Standards – In August 2009, the FASB issued authoritative guidance regarding the measurement of liabilities at fair value when a quoted price in an active market is not available.  In these circumstances, a valuation technique should be applied that uses either the quote of the liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance, such as an income approach or a market approach.  The guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  This guidance is currently effective and the adoption of this guidance did not have an impact on the Company’s consolidated financial position and results of operations.

In June 2009, the FASB issued authoritative guidance intended to improve the relevance, representational faithfulness, and comparability of the information a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial position, financial performance and cash flows, and a transferor’s continuing involvement, if any, in transferred financial assets. This guidance is effective as of the beginning of the first interim period within a reporting entity’s first annual reporting period that begins after November 15, 2009. The adoption of this guidance did not have an impact on the Company’s consolidated financial position and results of operations.

In May 2009, the FASB issued authoritative guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance sets forth (1) the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which events or transactions occurring after the balance sheet date should be recognized in its financial statements and (3) the disclosures that should be made about events or transactions that occurred after the balance sheet date. In February 2010, the FASB amended this new standard to eliminate the requirement to disclose the date through which subsequent events have been evaluated. As the new standard was not intended to significantly change the current practice of reporting subsequent events, it did not have an impact on the Company’s consolidated financial position and results of operations.

In April 2009, the FASB issued authoritative guidance related to investments in debt and equity securities. The objective of the new guidance is to make impairment guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments (“OTTI”) of debt and equity securities in financial statements.  The guidance revises the OTTI evaluation methodology. Under the guidance, the security is analyzed for credit loss, (the difference between the present value of cash flows expected to be collected and the amortized cost basis). The credit loss, if any, will then be recognized in the statement of earnings, while the balance of impairment related to other factors will be recognized in other comprehensive income. This guidance was effective for all interim and annual periods ending after June 15, 2009. The Company adopted this authoritative guidance issued by the FASB as of January 1, 2009 and recorded a cumulative-effect adjustment of $2,130 to its opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive loss. The Company did not incur any impairment charges in 2010 due to credit losses.

Recently Issued Accounting Standards - In October 2009, the FASB issued authoritative guidance which will allow companies to allocate arrangement consideration to multiple deliverables. The guidance provides principles and application guidance on whether multiple deliverables exist, how an arrangement should be separated, and the consideration allocated. The guidance requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of the selling price. The guidance eliminates the use of the residual method, requires entities to allocate revenue using the relative-selling-price method and significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The guidance requires new and expanded disclosures and is applied prospectively to revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 or retrospectively for all periods presented. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial position and results of operations.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenues for the three months ended March 31, 2010 and 2009:

	2010	2009
Net revenues	100%	100%

Costs and expenses:
Selling, general and administrative	167	129
Cost of sales of trading cards	9	5
Amortization of television and film costs	32	13
Total costs and expenses	208	147

Loss from operations	(108)	(47)

Interest income	2	4
Impairment of investment securities	—	(1)
Total other income	2	3

Loss before income taxes	(106)	(44)

Benefit from income taxes	—	—

Net loss	(106)	(44)

Net loss attributable to noncontrolling interests	24	22

Net loss attributable to 4Kids Entertainment, Inc.	(82)%	(22)%

Three months ended March 31, 2010 as compared to three ended March 31, 2009.

Revenues

Revenues by reportable segment and for the Company as a whole were as follows:

For the three months ended March 31, 2010 and 2009
	2010	2009	$ Change	% Change
Licensing	$3,253	$5,596	$(2,343)	(42)%
Advertising, Media and Broadcast	26	842	(816)	(97)%
Television and Film Production/Distribution	951	2,457	(1,506)	(61)%
Trading Card and Game Distribution	7	437	(430)	(98)%
Total	$4,237	$9,332	$(5,095)	(55)%

The decrease in consolidated net revenues for the three months ended March 31, 2010, as compared to the same period in 2009, was due to a number of factors.

In the Licensing segment, decreased revenues for the three months ended March 31, 2010 were primarily attributable to:

(i)	reduced licensing revenues on the “Monster Jam” and “American Kennel Club” Properties, domestically of approximately $1,540 and $370, respectively; as well as
(ii)	reduced licensing revenue on the “Teenage Mutant Ninja Turtles” Property, worldwide of approximately $380.

The “Yu-Gi-Oh!” and “Cabbage Patch Kids” Properties are the largest contributors with approximately 70% of the Company’s revenues in this business segment for the three months ended March 31, 2010.

In the Advertising Media and Broadcast segment, the significant decrease in revenues for the three months ended March 31, 2010, as compared to the same period in 2009, was primarily attributable to a decline in ratings which caused a decrease in the sale of network advertising time on The CW4Kids of approximately $340, as well as decreased revenue from the sale of internet advertising on the Company’s websites of approximately $480.

In the Television and Film Production/Distribution segment, the decrease in revenues for the three months ended March 31, 2010, as compared to the same period in 2009, was primarily attributable to:

(i)	decreased international broadcast sales from the “Dinosaur King” and “Yu-Gi-Oh!” television series of approximately $750 and $160, respectively;
(ii)	decreased contract revenue from the “Huntik” television series of approximately $120; as well as
(iii)	decreased revenue from the “Pokémon” movies of approximately $140; partially offset by
(iv)	increased contract revenue from the “Yu-Gi-Oh!” television series of approximately $210.

The decrease in the Trading Card and Game Distribution segment for the three months ended March 31, 2010 when compared to the same period in 2009 was primarily attributable to decreased retail sales which were negatively impacted by diminished popularity of the “Chaotic” property, as well as continued weakness in the global economic climate. As a result, many retailers maintained reduced inventory levels, and the Company’s Trading Card and Game Distribution segment was negatively impacted by the resulting cut back by the Company’s distributors on orders placed with TC Digital. Additionally, due to the overall lack of demand for the “Chaotic” Property, the Company has granted allowances and promotional markdowns to these distributors equal to approximately $310 for the three months ended March 31, 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 41%, or $4,934, to $7,097 for the three months ended March 31, 2010, when compared to the same period in 2009. The decrease was attributable to broad cost-cutting initiatives implemented throughout the Company and included:

(i)	decreased personnel related costs of approximately $3,680;
(ii)	decreased advertising and marketing costs of approximately $1,000; and
(iii)	decreased international selling expenses of approximately $730.

Cost of Sales of Trading Cards

Cost of sales of trading cards represents finished goods inventory costs relating to the “Chaotic” trading card game. Cost of sales decreased 27%, or $138, to $364 for the three months ended March 31, 2010, when compared to the same period in 2009. The decrease was primarily attributable to the overall decrease in trading card revenue. Based on the diminished popularity of the “Chaotic” Property, the Company’s Trading Card and Game Distribution segment experienced a reduction in orders from TC Digital’s distributors.

Capitalized Film Costs

For the three months ended March 31, 2010 and 2009

	2010	2009	$ Change	% Change
Amortization of Television and Film Costs	1,358	1,191	167	14%

The increase in amortization of television and film costs for the three months ended March 31, 2010 when compared to the same period in 2009, was primarily due to the increased amortization of the “Chaotic” television series offset by decreased amortization of the “Teenage Mutant Ninja Turtles” and “Yu-Gi-Oh!” television series.

As of March 31, 2010, there were $6,381 of capitalized film production costs in the Company’s consolidated balance sheet relating primarily to various stages of production on 226 episodes of animated programming. Based on management’s ultimate revenue estimates as of March 31, 2010, approximately 59% of the total completed and unamortized film and television costs are expected to be amortized during the next year, and over 90% of the total completed and unamortized film and television costs are expected to be amortized during the next three years.

Interest Income

Interest income decreased 74%, or $296, to $105 for the three months ended March 31, 2010, as compared to the same period in 2009, primarily as a result of lower cash balances and the Company’s investments yielding lower interest rates than the prior period.

Income (Loss) Before Income Taxes

For the three months ended March 31, 2010 and 2009
	2010	2009	$ Change	% Change
Licensing	$139	$1,595	$(1,456)	(91)%
Advertising, Media and Broadcast	(1,751)	(970)	(781)	(81)
Television and Film Production/Distribution	(1,357)	(591)	(766)	(130)
Trading Card and Game Distribution	(1,508)	(4,114)	2,606	63
Total	$(4,477)	$(4,080)	$(397)	(10)%

In the Licensing segment, the decrease in segment income for the three months ended March 31, 2010, as compared to the same period in 2009, was primarily attributable to lower licensing revenues and lower interest income allocated to this segment, partially offset by a decrease in licensing expenses.

In the Advertising Media and Broadcast segment, the increase in segment loss for the three months ended March 31, 2010, as compared to the same period in 2009, resulted from the decline in ratings which caused a decrease in the sale of network advertising time on The CW4Kids, as well as decreased revenue from the sale of internet advertising on the Company’s websites, partially offset by a decrease in segment expenses.

In the Television and Film Production/Distribution segment, the increase in segment loss for the three months ended March 31, 2010, as compared to the same period in 2009, was primarily due to increased amortization of television and film costs, as well as an overall decrease in production revenues partially offset by a decrease in international sales expense and personnel related costs.

In the Trading Card and Game Distribution segment, the decrease in segment loss for the three months ended March 31, 2010, as compared to the same period in 2009, was primarily attributable to the overall decrease in segment expenses, partially offset by an overall decrease in trading card revenue.

Income Taxes

The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In view of the level of deferred tax assets as of March 31, 2010 and the Company’s historical losses from operations, the Company has determined that it should record a full valuation allowance against its net deferred tax assets.

As a result of the valuation allowance, the Company did not record a benefit from income taxes for the three months ended March 31, 2010 and 2009.

In the event that the Company earns pre-tax income in the future such that it will be able to use some or all of its deferred tax assets, the Company may reduce or eliminate the valuation allowance. If the Company were to reverse the valuation allowance, in whole or in part, the Company’s income statement for such reporting period would record a reduction in income tax expense and an increase in net income, to the extent of the reversal of the valuation allowance.

The Company’s effective tax rate for the three months ended March 31, 2010 was 31.4%, which differs from the statutory rate of 35% primarily due to the mix of income and losses, which have tax rates that differ from the statutory rate, and due to permanent differences and tax rate differences on subsidiaries.

Net Loss

As a result of the above, the Company had a net loss for the three months ended March 31, 2010 of $4,477, as compared to a net loss of $4,080 for the same period in 2009.

Liquidity and Capital Resources

Financial Position

Cash and cash equivalents as of March 31, 2010 and December 31, 2009 were as follows:

	March 31,	December 31,
	2010	2009	$ Change

Cash and cash equivalents	$9,299	$3,621	$5,678

Long-term investments as of March 31, 2010 and December 31, 2009 were as follows:

	March 31,	December 31,
	2010	2009	$ Change

Investments	$11,713	$14,180	$(2,467)

The Company’s long-term investments principally consist of ARS, corporate bonds and preferred shares. ARS are generally rated “BBB” or better by one or more national rating agencies and have contractual maturities of up to 80 years. Of the aggregate principal amount of $26,850 in investment securities held by the Company as of March 31, 2010, 31% mature within the next 30 years, 57% mature through 2087 and the remaining 43% have no maturity date. The Company classifies these investments as “available for sale”, for certain investments in debt and equity securities. The ARS that the Company invests in generally had interest reset dates that occurred every 7 or 35 days and despite the long-term nature of their stated contractual maturity, the historical operation of the ARS market had given the Company the ability to quickly liquidate these securities at ongoing auctions every 35 days or less.

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

The ARS currently held by the Company are private placement debt securities with long-term nominal maturities and interest rates that typically reset monthly. The Company’s investments in ARS represent interests in debt obligations issued by banks and insurance companies that originally had at least an “A” credit rating at the time of purchase, including JP Morgan Chase, bond insurers and re-insurers such as MBIA, AMBAC, FGIC, and FSA. The collateral underlying these securities consists primarily of commercial paper, but also includes asset-backed and mortgage-backed securities, corporate debt, government holdings, money market funds and other ARS.

As of March 31, 2010, the Company held investment securities having an aggregate principal amount of $26,850. The estimated fair market value of these securities as determined by the Company had declined by $15,137 (a decline of $15,245 prior to 2010, partially offset by an increase in value of $108 during 2010) to $11,713, as of March 31, 2010. During the first quarter of 2010, the Company sold investment securities with a par value of $8,700 for $2,575. No additional impairment charges were recorded in the first quarter of 2010 since the Company had previously recorded in earnings an unrealized loss on these securities of $6,125. Additionally, the Company did not incur any impairment charges in 2010 due to credit losses.

Since the Company has the ability, and presently expects, to hold its remaining investment securities until recovery of their face value, which may not be prior to the maturity of the applicable security (to the extent such security has a specified maturity date) and based on consideration of all of the factors described above, the Company considered certain of these investments to be temporarily impaired as such term is defined in the accounting literature. Accordingly, the entire balance of unrealized loss in accumulated other comprehensive income at March 31, 2010 relates to securities which the Company considers temporarily impaired. Additionally, these remaining investment securities held by the Company have continued to pay interest according to their stated terms, which the Company believes may create an incentive for the issuers to redeem these securities once the current liquidity problems in the credit market substantially improve.

The Company continues to monitor the market for ARS and considers its impact (if any) on the fair value of its investments. If the current market conditions deteriorate further, the Company may be required to record additional impairment charges to non-operating expense in future periods.

The credit and capital markets, including the market for ARS, have remained illiquid, and as a result of this and other factors specific to certain investment securities, the Company’s unrealized loss on its investment securities may subsequently increase. The Company estimates the fair values of the investment securities quarterly based upon consideration of such factors as: issuer and insurer credit rating; comparable market data, if available; current market conditions; the credit quality of the investment securities; the rate of interest received since the date the auctions began; and yields of securities similar to the underlying investment securities. These considerations are used to determine a range of values for each security from moderate to highly conservative. The Company has based its evaluation on the mid-point of that range. Specifically, the Company considers the composition of the collateral supporting the investment securities and the default probabilities of the collateral underlying these securities in our overall valuation of each security. The Company has also researched the secondary market, and while such a market may be available, there is no guarantee that such a market will exist at any particular point in time. Additionally, the Company looks at the probabilities of default, probabilities of successful auctions and probabilities of earning the maximum (failed auction) rate for each period.

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

Given the failed auctions, the Company’s investment securities are currently illiquid.  Accordingly, the Company has classified all of its investment in ARS and the securities into which certain of the ARS have been exchanged, as non-current assets as of March 31, 2010 on its balance sheet due to the fact that the Company believes that the liquidity of these securities is unlikely to be restored in a period less than twelve months from such date.

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

Based on the Company’s cash position as of March 31, 2010, the anticipated effects of the significant cost cutting initiatives implemented by the Company during 2009 and continuing into 2010, and the Company’s belief that economic conditions have become more stable, the Company expects its overall cash position to provide adequate liquidity to fund its day-to-day operations for the next twelve months. However, the illiquidity affecting a significant portion of the Company’s portfolio of investment securities is impacting the Company’s ability to make capital investments or expand its operations.

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

Sources and Uses of Cash

Cash flows for the three months ended March 31, 2010 and 2009 were as follows:

Sources (Uses)	2010	2009
Operating Activities	$3,161	$(4,449)
Investing Activities	2,555	(73)
Financing Activities	4	31

Working capital, consisting of current assets less current liabilities, was $4,058 as of March 31, 2010 and $4,859 as of December 31, 2009.

Operating Activities

2010

Net cash provided by operating activities for the three months ended March 31, 2010 of $3,161 primarily reflects an increase in cash collections of the Company’s trade and income tax receivables, including a tax refund in an amount of $3,567 relating to extended net operating loss carrybacks. This increase was offset by a decrease in the Company’s business performance.

2009

Net cash used in operating activities for the three months ended March 31, 2009 of $4,449 primarily reflects a decrease in the Company’s overall business performance.

Investing Activities

2010

Net cash provided by investing activities for the three months ended March 31, 2010 of $2,555 reflects proceeds from the sale of the Company’s investment securities for $2,575, partially offset by purchases of property and equipment.

2009

Net cash used in investing activities for the three months ended March 31, 2009 of $73 reflects the Company’s purchase of property and equipment.

Financing Activities

2010

Net cash provided by financing activities for the three months ended March 31, 2010 of $4 reflects cash contributions from noncontrolling interests.

2009

Net cash provided by financing activities for the three months ended March 31, 2009 of $31 reflects cash contributions from noncontrolling interests.

During the first quarter of 2010, the Company's cash flow from operations was impacted by an overall decrease in consumer spending due to the diminished popularity of its Properties, as well as the current economic conditions.  While the Company strives to further diversify its revenue streams, management remains cognizant of changing trends in the toy, game and entertainment business and the difficulty in predicting the length of time a property will be commercially successful.  As a result, the Company's revenues, operating results and cash flow from operations may fluctuate significantly from year to year and present operating results are not necessarily indicative of future performance.

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

In December 2009, the Company notified The CW that it believed it was entitled to a reduction in the total guarantee for the broadcast year as well as a change in the split of the national advertising proceeds derived from The CW4Kids block from 80% - 20% in favor of The CW to 65% - 35% in favor of The CW as a result of industry action taken by most of the leading food advertisers reducing or otherwise limiting categories of permitted advertising in response to public concern about childhood obesity. Such a reduction and adjustment in the share of advertising proceeds is provided for under The CW Agreement if any federal, state or other governmental law, regulation or rule or any industry action bans, reduces or otherwise limits the categories of permitted advertising that can be broadcast in children's programming. The Company has supplied The CW with evidence supporting its position including a copy of the October 2009 report of the Children's Food and Beverage Advertising Initiative set up under the auspices of the Council of Better Business Bureaus which describes the effect of the industry action undertaken by leading food advertisers as well as children's food advertising spending statistics documenting the reduction in children's food advertising. In December 2009 and March 2010, the Company paid The CW installments of $4,275 and $1,900, respectively as payment for the quarterly guarantees for the 2009 - 2010 broadcast season rather than $6,750 and $3,000, respectively, the original amount required under The CW Agreement.

The CW has disputed the Company’s position by claiming that there has been no industry action reducing or otherwise limiting the categories of permitted advertising and believes that the Company is in breach of The CW Agreement by having paid the reduced amount in respect of the quarterly guarantee. The Company and The CW are currently in discussions regarding the contractual dispute. If they are unable to resolve the dispute through negotiation, the dispute between the Company and The CW will be resolved through arbitration. If the Company prevails through negotiation or arbitration, the $15,000 guarantee will be reduced and the split of advertising revenues will be adjusted. There can be no assurance, however, that the Company will prevail or of the amount of any reduction or adjustment in the event the Company is successful. If the Company is unsuccessful, it will be required to pay $3,575 to The CW, representing the difference between the original amount required under The CW Agreement and the amount paid by the Company through March 2010.

Contractual Commitments

The Company’s contractual obligations and commitments are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. As of March 31, 2010, the Company’s remaining contractual obligations and commitments have not materially changed since December 31, 2009.

Forward Looking Information and Risk Factors That May Affect Future Results

This Quarterly Report on Form 10-Q, including the section titled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements that relate to future events or our future financial performance. We may also make written and oral forward-looking statements in our Securities and Exchange Commission (“SEC”) filings and otherwise. We have tried, where possible, to identify such statements by using words such as “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “project,” “plan” and similar expressions in connection with any discussion of future operating or financial performance. Any forward-looking statements are and will be based upon our then-current expectations, estimates and assumptions regarding future events and are applicable only as of the dates of such statements. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements. Such risks and uncertainties include those described in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC, as well as other factors. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We completed an evaluation under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the first quarter, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

(b) There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

On February 12, 2010, Home Focus Development, LTD, a British Virgin Islands Corporation, ("Home Focus") filed suit against the Company in the United States District Court for the Southern District of New York. In the lawsuit, Home Focus alleges that the Company owes it $1,075 under an Interest Purchase Agreement among the Company, Home Focus and TC Digital entered into on March 2, 2009, pursuant to which the Company acquired a 25% ownership interest in TDI. As further described in Note 8 to the Company’s consolidated financial statements, the Company withheld payments in an aggregate amount of $725 from Home Focus otherwise due under the Interest Purchase Agreement as a result of Home Focus’s failure to make required capital contributions to TDI. On April 26, 2010, the Company answered the complaint and asserted various counterclaims against Home Focus and its owners, in their individual capacities. The Company intends to vigorously defend this litigation.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” of the Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Annual Report”), which could materially affect our business, financial condition or future results. The risks described in the 2009 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently do not consider material also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors disclosed in the 2009 Annual Report except for the following:

The New York Stock Exchange (“NYSE”) may delist our common stock which could have an adverse impact on the liquidity and market price of our common stock.

Our common stock is currently listed on the NYSE. As previously reported by us, on March 23, 2010, we received written notice from NYSE Regulation, Inc. that we had fallen below the NYSE’s continued listing standards because over a 30 trading-day period our total market capitalization was less than $50 million and, at the same time our stockholders’ equity was less than $50 million. In its notice, the NYSE informed us that it is prepared to proceed with its normal business plan procedures, under which we had 45 calendar days from receipt of the notice to submit a plan demonstrating our ability to achieve compliance with the continued listing standard within 18 months.

In its letter, the NYSE noted that we were at risk of falling below the $15 million minimum average 30 trading day market capitalization threshold which would pre-empt the plan/cure process described above, and were also at risk of falling below the $1.00 per share minimum price criteria, where we would be required to bring our share price and average share price back above $1.00 per share by six months following receipt of the applicable notification. Based on our recent market capitalization, we have fallen below the $15 million minimum average 30 trading day market capitalization threshold and have been in contact with the NYSE regarding this event. However, we have not been notified by the NYSE of the initiation of suspension and delisting procedures.

Provided that the NYSE does not initiate suspension and delisting procedures due to the Company’s failure to maintain the $15 million minimum average 30 trading day market capitalization listing requirement, we intend to submit a business plan to the NYSE during the week of May 10, 2010. The business plan will be reviewed by the Listings and Compliance Committee of the NYSE (the “Committee”). The Committee will either accept the plan, at which time we will be subject to quarterly monitoring for compliance with the business plan, or the Committee will not accept the business plan and we will be subject to suspension and delisting procedures.

A delisting of our common stock, whether due to our failure to maintain the $15 million average 30 trading day market capitalization or $50 million stockholders’ equity threshold could negatively impact us by reducing the liquidity and market price of our common stock and reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing.

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

Date: May 10, 2010

By:	/s/ Alfred R. Kahn

___________________________

Alfred R. Kahn,
Chairman of the Board,
Chief Executive Officer and
Director

By:	/s/ Bruce R. Foster

___________________________

Bruce R. Foster,
Executive Vice President,
Treasurer, Chief Financial
Officer and Principal Accounting
Officer