Form 10-Q
period 2010-06-30
4 KIDS ENTERTAINMENT INC
filed 2010-08-16
CIK 58592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

      As of August 13, 2010, the number of shares outstanding of the registrant’s common stock, par value $.01 per share was 13,528,958.

4Kids Entertainment, Inc. and Subsidiaries

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2010 and DECEMBER 31, 2009

(In thousands of dollars, except share data)

ASSETS:	June 30, 2010	December 31, 2009
Current assets:	(Unaudited)
Cash and cash equivalents	$4,295	$3,621
Accounts receivable - net	7,327	14,470
Inventories - net	153	1,273
Income taxes receivable	421	4,044
Prepaid expenses and other current assets	2,304	2,612
Total current assets	14,500	26,020

Property and equipment - net	2,214	2,898
Long term investments	11,402	14,180
Accounts receivable - noncurrent, net	101	153
Film and television costs - net	5,963	6,832
Other assets - net (includes related party amounts of $1,025 and $1,215, respectively)	6,115	6,570
Total assets	$40,295	$56,653

LIABILITIES AND EQUITY:
Current liabilities:
Due to licensors	$5,474	$6,578
Accounts payable and accrued expenses	8,022	12,304
Deferred revenue	1,752	2,279
Total current liabilities	15,248	21,161

Deferred rent	386	375
Total liabilities	15,634	21,536

Commitments and contingencies (Note 10)
4Kids Entertainment, Inc. shareholders’ equity
Preferred stock, $.01 par value – authorized 3,000,000 shares; none issued	—	—
Common stock, $.01 par value - authorized 40,000,000 shares; issued 15,652,845 and 15,411,099 shares; outstanding 13,528,958 and 13,352,053 shares in 2010 and 2009, respectively	157	154
Additional paid-in capital	68,699	66,991
Accumulated other comprehensive loss	(4,615)	(4,644)
Retained earnings	9,353	19,298
	73,594	81,799
Less cost of 2,123,887 and 2,059,046 treasury shares in 2010 and 2009, respectively	(36,488)	(36,434)
Total shareholders’ equity of 4Kids Entertainment, Inc.	37,106	45,365
Noncontrolling interests	(12,445)	(10,248)
Total equity	24,661	35,117
Total liabilities and equity	$40,295	$56,653

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(In thousands of dollars, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net revenues:
Service revenue	$2,456	$3,782	$6,686	$12,677
Product revenue	50	(185)	57	252
Total net revenues	2,506	3,597	6,743	12,929

Costs and expenses:
Selling, general and administrative	8,104	11,067	15,201	23,098
Cost of sales of trading cards	1,016	762	1,380	1,264
Amortization of television and film costs	727	1,066	2,085	2,257
Total costs and expenses	9,847	12,895	18,666	26,619

Loss from operations	(7,341)	(9,298)	(11,923)	(13,690)

Interest income	88	346	193	747
Impairment of investment securities	(421)	(9)	(421)	(98)
Loss on sale of investment securities	—	(7,250)	—	(7,250)
Total other expense	(333)	(6,913)	(228)	(6,601)

Loss before income taxes	(7,674)	(16,211)	(12,151)	(20,291)

Benefit from income taxes	—	—	—	—

Net loss	(7,674)	(16,211)	(12,151)	(20,291)

Net loss attributable to noncontrolling interests (Note 11)	1,208	2,461	2,206	4,501

Net loss attributable to 4Kids Entertainment, Inc.	$(6,466)	$(13,750)	$(9,945)	$(15,790)

Per share amounts:

Basic loss per share attributable to 4Kids Entertainment, Inc. common shareholders	$(0.48)	$(1.04)	$(0.74)	$(1.19)

Diluted loss per share attributable to 4Kids Entertainment, Inc. common shareholders	$(0.48)	$(1.04)	$(0.74)	$(1.19)

Weighted average common shares
outstanding - basic	13,428,189	13,279,733	13,390,331	13,253,522

Weighted average common shares
outstanding - diluted	13,428,189	13,279,733	13,390,331	13,253,522

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE LOSS

SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

(In thousands of dollars and shares)

	4Kids Entertainment, Inc. Shareholders
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Less Treasury Stock	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount

BALANCE, DECEMBER 31, 2009	15,411	$154	$66,991	$19,298	$(4,644)	$(36,434)	$45,365	$(10,248)	$35,117
Issuance of common stock and stock options exercised	242	3	1,708	—	—	—	1,711	—	1,711
Capital contribution from noncontrolling interests	—	—	—	—	—	—	—	9	9
Acquisition of treasury stock, at cost	—	—	—	—	—	(54)	(54)	—	(54)
Comprehensive loss:
Net loss	—	—	—	(9,945)	—	—	(9,945)	(2,206)	(12,151)
Translation adjustment	—	—	—	—	(189)	—	(189)	—	(189)
Unrealized loss reclassified to earnings	—	—	—	—	423	—	423	—	423
Unrealized loss on investment securities	—	—	—	—	(205)	—	(205)	—	(205)
Total comprehensive loss	—	—	—	—	—	—	(9,916)	(2,206)	(12,122)

BALANCE, JUNE 30, 2010	15,653	$157	$68,699	$9,353	$(4,615)	$(36,488)	$37,106	$(12,445)	$24,661

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(In thousands of dollars)
	2010	2009
Cash flows from operating activities:
Net loss	$(12,151)	$(20,291)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	735	815
Amortization of television and film costs	2,085	2,257
Provision for doubtful accounts	769	100
Impairment of investment securities	421	98
Loss on sale of investment securities	—	7,250
Changes in operating assets and liabilities:
Accounts receivable	6,315	11,409
Inventories - net	1,120	(1,169)
Income taxes receivable	3,623	50
Prepaid expenses and other current assets	283	(1,275)
Film and television costs	(1,216)	(3,182)
Other assets - net	455	(2,587)
Due to licensors	(1,109)	(713)
Accounts payable and accrued expenses	(2,540)	(165)
Deferred revenue	(527)	(1,228)
Deferred rent	11	(85)
Net cash used in operating activities	(1,726)	(8,716)

Cash flows from investing activities:
Proceeds from sale of investments	2,575	2,750
Proceeds from disposal of property and equipment	1	(274)
Purchase of property and equipment	(52)	—
Net cash provided by investing activities	2,524	2,476

Cash flows from financing activities:
Capital contribution from noncontrolling interests	9	54
Purchase of treasury shares	(54)	(58)
Net cash used in financing activities	(45)	(4)

Effect of exchange rate changes on cash and cash equivalents	(79)	(288)

Net increase (decrease) in cash and cash equivalents	674	(6,532)

Cash and cash equivalents, beginning of period	3,621	13,503

Cash and cash equivalents, end of period	$4,295	$6,971

Supplemental disclosure of cash flow information:
Cash paid during period for income taxes	$16	$4
Supplemental schedule of non-cash investing and financing activities
Unrealized gain on marketable securities included in other comprehensive loss	$218	$2,254
Vesting of restricted shares	$1,711	$1,886

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

Additionally, in March 2009, TC Digital, the Company and Home Focus entered into various agreements pursuant to which TC Digital and Home Focus agreed to form TC Digital International, Ltd. (“TDI”), an Irish Private Corporation, for the purpose of distributing “Chaotic” trading cards principally in Europe and the Middle East (“TDI Territory”) and the Company agreed to purchase a 25% interest in TDI from Home Focus (the "TDI Interest"). As a result, TDI is owned 50% by TC Digital, 25% by the Company and 25% by Home Focus. As permitted by authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) and based on the Company’s controlling interest and operational control, TDI’s financial statements are included in the Company’s consolidated financial statements since its inception.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The consolidated financial statements, except for the December 31, 2009 consolidated balance sheet and the consolidated statement of changes in equity and comprehensive loss for the year ended December 31, 2009, are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2009 presented in our Annual Report on Form 10-K. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position of the Company as of June 30, 2010 and December 31, 2009, and the results of operations for the three and six months ended June 30, 2010 and 2009, and changes in equity and comprehensive loss for the six months ended June 30, 2010 and the year ended December 31, 2009, and cash flows for the six months ended June 30, 2010 and 2009. Because of the inherent seasonality and changing trends of the toy, game, entertainment and advertising industries, operating results for the Company on a quarterly basis may not be indicative of operating results for the full year.

Liquidity - In recent years, the Company has incurred substantial net losses and has used substantial amounts of cash in its operating activities. Sales by the Company of certain securities held in its investment portfolio as well as certain other assets have significantly contributed to the funding of these operating losses.  While the timing of these sales was not primarily motivated by then current cash needs, without these sales the Company would not have had sufficient cash to fund its operations.   In addition to the Company's operating losses, the Company’s liquidity has been negatively affected by the illiquidity of certain securities held in its investment portfolio.

Based on the Company’s cash position as of June 30, 2010, the anticipated effects of the significant cost cutting initiatives implemented by the Company during 2009 and continuing into 2010, and the Company’s belief that economic conditions have become more stable, the Company expects its overall cash position to provide adequate liquidity to fund its day-to-day operations for the next twelve months. Additionally, certain of the Company’s investment securities, classified as long-term would be available to fund the Company’s current cash flow requirements. However, the illiquidity affecting a significant portion of the Company’s portfolio of investment securities is impacting the Company’s ability to make capital investments or expand its operations.

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

Fair Value Measurements - The fair values of the Company’s financial instruments reflect the estimates of amounts that would be received from selling an asset in an orderly transaction between market participants at the measurement date. The fair value estimates presented in this report are based on information available to the Company as of June 30, 2010 and December 31, 2009.

The carrying values of cash and cash equivalents, accounts receivable, due to licensors, accounts payable, accrued expenses and deferred revenue approximate fair value. The Company has estimated the fair value of its investment in auction rate securities (“ARS”) and other long-term investments using unobservable inputs at June 30, 2010. The authoritative guidance issued by the FASB includes a fair value hierarchy based on three levels of inputs, the first two of which are considered observable and the last of which is considered unobservable, that may be used to measure fair value. The three levels are the following:

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

Investments - The Company’s long-term investments principally consist of ARS, corporate bonds and preferred shares. ARS are generally rated “BBB” or better by one or more national rating agencies and have contractual maturities of up to 80 years. Of the aggregate principal amount of $26,850 in investment securities held by the Company as of June 30, 2010, 31% mature within the next 30 years, 57% mature through 2087 and the remaining 43% have no maturity date. The Company classifies these investments as “available for sale”, for certain investments in debt and equity securities. The ARS that the Company invests in generally had interest reset dates that occurred every 7 or 35 days and despite the long-term nature of their stated contractual maturity, the historical operation of the ARS market had given the Company the ability to quickly liquidate these securities at ongoing auctions every 35 days or less.

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

As of June 30, 2010, the Company held investment securities having an aggregate principal amount of $26,850. The estimated fair market value of these securities as determined by the Company had declined by $15,448 (a decline of $15,245 prior to 2010, and a decrease in value of $203 during 2010) to $11,402, as of June 30, 2010. During the second quarter of 2010, the Company concluded that $421 of the decline in the fair value of the investment securities held by the Company was now other than temporary. The Company’s determination that certain of its long-term investment securities were other than temporarily impaired was based upon the fact that: (i) one of such securities with an aggregate par value of $1,000 was sold subsequent to June 30, 2010 for $240 resulting in an unrealized loss of $760 and $342 being recorded as other than temporarily impaired as of June 30, 2010 because the Company had previously recorded $418 in respect of these securities as being other than temporarily impaired; and (ii) certain of such securities classified as preferred stock have ceased to pay interest and were additionally impaired for $79. Additionally, one of such securities with a par value of $2,000 was sold subsequent to June 30, 2010 for a price in excess of its stated fair value, resulting in no additional impairment charge. The Company did not incur any impairment charges in 2010 due to credit losses.

Since the Company has the ability, and presently expects, to hold its remaining investment securities until recovery of their face value, which may not be prior to the maturity of the applicable security (to the extent such security has a specified maturity date) and based on consideration of all of the factors described above, the Company considered certain of these investments to be temporarily impaired as such term is defined in the accounting literature. Accordingly, the entire balance of unrealized loss in accumulated other comprehensive income at June 30, 2010 relates to securities which the Company considers temporarily impaired. Additionally, these remaining investment securities held by the Company have continued to pay interest according to their stated terms, which the Company believes may create an incentive for the issuers to redeem these securities once the current liquidity problems in the credit market substantially improve.

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

Given the failed auctions, the Company’s investment securities are currently illiquid.  Accordingly, the Company has classified all of its investment in ARS and the securities into which certain of the ARS have been exchanged, as non-current assets as of June 30, 2010 on its balance sheet due to the fact that the Company believes that the liquidity of these securities is unlikely to be restored in a period less than twelve months from such date.

If uncertainties in the credit and capital markets continue or the Company’s investments experience any rating downgrades on any investments in its portfolio or the value of such investments declines further, the Company may incur additional impairment charges to its investment portfolio, which could negatively affect the Company’s financial condition, results of operations and cash flow. As a result of the current market issues, any of the Company’s surplus cash will be invested solely in government securities with a maturity of 90 days or less.

Based on the Company’s cash position as of June 30, 2010, the anticipated effects of the significant cost cutting initiatives implemented by the Company during 2009 and continuing into 2010, and the Company’s belief that economic conditions have become more stable, the Company expects its overall cash position to provide adequate liquidity to fund its day-to-day operations for the next twelve months. Additionally, certain of the Company’s investment securities, classified as long-term would be available to fund the Company’s current cash flow requirements. However, the illiquidity affecting a significant portion of the Company’s portfolio of investment securities is impacting the Company’s ability to make capital investments or expand its operations.

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

Translation of Foreign Currency - In accordance with authoritative guidance issued by the FASB, the Company classifies items as other comprehensive income by their nature in the financial statements and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet. The assets and liabilities of the Company’s foreign subsidiary, 4Kids International have been recorded in their local currency and translated to U.S. dollars using period-end exchange rates. Income and expense items have been translated at the average rate of exchange prevailing during the period. Any adjustment resulting from translating the financial statements of the foreign subsidiary is reflected as “other comprehensive income”, net of related tax. Comprehensive loss for the three and six months ended June 30, 2010 was $7,599 and $12,122, respectively, which included translation adjustments of $(35) and $(189) for the respective periods. Comprehensive loss for the three and six months ended June 30, 2009 was $11,222 and $17,484, respectively, which included translation adjustments of $661 and $553 for the respective periods.

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

In January 2010, the FASB issued authoritative guidance regarding fair value measurements that clarifies existing disclosure requirements and requires the separate disclose of transfers of instruments between level 1 and level 2 of the fair value hierarchy effective for interim reporting periods beginning after December 15, 2009, and requires that purchases, sales, issuances and settlements in level 3 of the hierarchy rollforward on a gross basis effective for fiscal years beginning after December 15, 2010. The Company adopted this guidance in the first quarter of 2010.

In July 2010, the FASB issued authoritative guidance that will require enhanced disclosures regarding the credit characteristics of receivables. Under the new guidance, accounting policies, the methods used to determine the components of the allowance for doubtful accounts, and qualitative and quantitative information about the credit risk inherent in receivables, are each required to be disclosed. The new disclosures on the rollforward of the allowance for credit losses and the new disclosures about troubled-debt modifications required under the guidance are effective for annual and interim reporting periods beginning after December 15, 2010. The adoption of this guidance will not have an impact on the Company’s consolidated financial position or results of operations as they relate only to financial disclosures.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values and estimated fair values of the Company’s financial instruments for the periods presented are as follows:

	Estimated Fair Value Measurements
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2010:
Financial Assets
Cash and cash equivalents	$4,295	$4,295	$—	$—
Total short-term investments	$4,295	$4,295	$—	—

Auction rate securities	$7,352	$—	$—	$7,352
Corporate obligations	3,863	—	—	3,863
Preferred shares	187	—	—	187
Total long-term investments	$11,402	$—	$—	$11,402

Total Financial Assets	$15,697	$4,295	$—	$11,402

December 31, 2009:
Financial Assets
Cash and cash equivalents	$3,621	$3,621	$—	$—
Total short-term investments	$3,621	$3,621	$—	—

Auction rate securities	$9,050	$—	$—	$9,050
Corporate obligations	3,689	—	—	3,689
Preferred shares	1,441	—	—	1,441
Total long-term investments	$14,180	$—	$—	$14,180

Total Financial Assets	$17,801	$3,621	$—	$14,180

Level 1- The Company’s Level 1 assets consist of cash and U.S. Treasury securities with original maturities of three months or less.

Level 2 - At June 30, 2010 and December 31, 2009, the Company had no investments which were considered to be Level 2 assets.

Level 3 – The Company’s Level 3 assets consist of the Company’s investment in ARS, corporate obligations, and preferred shares. The recent uncertainties in the credit markets have made it more difficult for the Company and other investors to liquidate their holdings of these securities for the six months ended June 30, 2010 and the year ended December 31, 2009, because the amount of securities submitted for sale has exceeded the amount of purchase orders.

The carrying value of the Company’s investments in its Level 3 assets, as of June 30, 2010 and December 31, 2009, represent the Company’s best estimate of the fair value of these investments based on currently available information. The Company estimates the fair values of the investment securities quarterly based upon consideration of such factors as: issuer and insurer credit rating; comparable market data, if available; current market conditions; the credit quality of the investment securities; the rate of interest received since the date the auctions began; and yields of securities similar to the underlying investment securities. These considerations are used to determine a range of values for each security from moderate to highly conservative. The Company has based its evaluation on the mid-point of that range. Specifically, the Company considered the composition of the collateral supporting the investment securities and the default probabilities of the collateral underlying the ARS in its overall valuation of each security. The Company has also researched the secondary market, and while such a market may be available, there is no guarantee that such a market will exist at any particular point in time. Additionally, the Company looked at the probabilities of default, probabilities of successful auctions and probabilities of earning the maximum (failed auction) rate for each period. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the Company may be required to further adjust the carrying value of its investment securities through additional devaluations.

The table below provides a summary of changes in fair value for the Company’s available for sale investments:

	June 30, 2010
	Amortized Cost	Unrealized Loss	Estimated Fair Value
Long-term investments:
Auction rate securities	$13,300	$(5,948)	$7,352
Corporate obligations	5,400	(1,537)	3,863
Preferred shares	8,150	(7,963)	187
Total long-term investments	$26,850	$(15,448)	$11,402

	December 31, 2009
	Amortized Cost	Unrealized Loss	Estimated Fair Value
Long-term investments:
Auction rate securities	$17,300	$(8,250)	$9,050
Corporate obligations	5,400	(1,711)	3,689
Preferred shares	12,850	(11,409)	1,441
Total long-term investments	$35,550	$(21,370)	$14,180

The following table presents additional information about assets measured at fair value using Level 3 inputs for the six months ended June 30, 2010:

	Long-Term
	Auction Rate Securities	Corporate Bonds	Preferred Shares	Total
Balance as of January 1, 2010	$9,050	$3,689	$1,441	$14,180

Unrealized net gain – included in other comprehensive loss	44	174	—	218

Unrealized loss - included in earnings	(342)	—	(79)	(421)

Proceeds from sales or settlements	(1,400)	—	(1,175)	(2,575)

Balance as of June 30, 2010	$7,352	$3,863	$187	$11,402

The amount of total gains or losses included in earnings attributable to the change in unrealized gain or loss relating to assets still held at June 30, 2010 is $10,435.

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

The following table summarizes activity under our stock option plans for the six months ended June 30, 2010:

	Shares under Options (in thousands)	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	770	$18.28
Granted	—	—
Exercised	—	—
Forfeited	(480)	20.56
Outstanding at June 30, 2010	290	$14.29	1.0	$—

Exercisable at June 30, 2010	290	$14.29	1.0	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock on the date of determination for those awards that have an exercise price currently below the closing price. As of June 30, 2010, there were no options outstanding to purchase shares with an exercise price below the quoted price of our common stock. During the three and six months ended June 30, 2010 and 2009, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $0, determined as of the date of exercise.

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

A summary of restricted stock award activity under the Company’s LTICPs as of June 30, 2010 and changes during the six months then ended is presented as follows:

	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2010	594	$5.58
Granted	—	—
Vested	(242)	7.09
Forfeited	(54)	4.80
Outstanding at June 30, 2010	298	$4.49

The Company recognized $361 and $750 of compensation costs related to the LTICPs during the three and six months ended June 30, 2010, respectively and $488 and $950 of compensation costs related to the LTICPs during the three and six months ended June 30, 2009, respectively. Additionally, as of June 30, 2010, there was approximately $270, $518, and $427 of unrecognized compensation cost related to restricted stock awards granted under the Company’s 2008, 2007, and 2006 LTICPs, respectively. The cost is expected to be recognized over a remaining weighted-average period of 1.9, 0.9, and 0.9 years under the 2008, 2007, and 2006 LTICPs, respectively. There were approximately 106,000, 80,000, 31,000 and 25,000 shares of restricted stock that vested during the six months ended June 30, 2010 that were issued under the 2008, 2007, 2006 and 2005 LTICPs, respectively.

Availability for Future Issuance - As of June 30, 2010, (i) options to purchase approximately 1,833,000 shares of the Company’s common stock were available for future issuance under the Company’s stock option plans and (ii) options to purchase a maximum of approximately 564,000 shares of the Company’s common stock were available for future issuance under the Company’s LTICPs, reduced by four shares for each share of restricted stock awarded under the 2006 and 2005 LTICPs, under which an aggregate of 168,000 shares of the 564,000 total shares were available for issuance as options, and reduced by two shares for each share of restricted stock awarded under the 2008 and 2007 LTICPs, under which an aggregate of 396,000 of the 564,000 total shares were available for issuance as options.

5. INCOME TAXES

The benefit from income taxes consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Current	$—	$—	$—	$—
Deferred	2,294	4,747	3,700	7,442
	$2,294	$4,747	$3,700	$7,442
Less: Changes in Valuation allowance	(2,294)	(4,747)	(3,700)	(7,442)
Total	$—	$—	$—	$—

The Company and its wholly-owned subsidiaries file income tax returns in the United States and in the United Kingdom. Income tax expense (benefit) is determined using the asset and liability method provided for in the authoritative guidance issued by the FASB. Deferred income taxes are recognized at currently enacted tax rates for the expected future tax consequences attributable to temporary differences between amounts reported for income tax purposes and financial reporting purposes. Deferred taxes are provided for the undistributed earnings of subsidiaries as if they were to be distributed. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has not recorded any liability for unrecognized tax benefits.

The Company is no longer subject to examinations by income tax authorities in most jurisdictions for years prior to 2006. As of June 30, 2010, there were no outstanding tax audits.

6. EARNINGS (LOSS) PER SHARE

The Company computes basic EPS based solely on the weighted average number of common shares outstanding during the period in accordance with authoritative guidance issued by the FASB. Diluted EPS reflects all potential dilution of common stock. The following table reconciles Basic EPS with Diluted EPS for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended			Six Months Ended
June 30, 2010	Net Loss	Weighted Average Shares	Per Share	Net Loss	Weighted Average Shares	Per Share
Basic loss per share attributable to 4Kids Entertainment, Inc. common shareholders	$(6,466)	13,428,189	$(0.48)	$(9,945)	13,390,331	$(0.74)

Effect of dilutive security – Stock options	—	—	—	—	—	—

Diluted loss per share attributable to 4Kids Entertainment, Inc. common shareholders	$(6,466)	13,428,189	$(0.48)	$(9,945)	13,390,331	$(0.74)

	Three Months Ended			Six Months Ended
June 30, 2009	Net Loss	Weighted Average Shares	Per Share	Net Loss	Weighted Average Shares	Per Share
Basic loss per share –Loss available to common shareholders	$(13,750)	13,279,733	$(1.04)	$(15,790)	13,253,522	$(1.19)

Effect of dilutive security – Stock options	—	—	—	—	—	—

Diluted loss per share	$(13,750)	13,279,733	$(1.04)	$(15,790)	13,253,522	$(1.19)

For the six months ended June 30, 2010 and 2009, 290,000 and 874,250 shares, respectively, attributable to the exercise of outstanding options, were excluded from the calculation of diluted EPS because the effect was antidilutive.

7. LEGAL PROCEEDINGS

TCD International Ltd. - On February 12, 2010, Home Focus Development, LTD, a British Virgin Islands Corporation, (“Home Focus”) filed suit against 4Kids in the United States District Court for the Southern District of New York. Home Focus alleged that 4Kids owed Home Focus $1,075 under an Interest Purchase Agreement among 4Kids, Home Focus and TC Digital entered into on March 2, 2009, pursuant to which the Company acquired a 25% ownership interest in TDI.

On April 26, 2010, 4Kids filed an answer and asserted various counterclaims against Home Focus and its owners, in their individual capacities. In its counterclaims, 4Kids has alleged that Home Focus failed to make its contractually required initial capital contribution of $250 to TDI necessary to acquire the 25% ownership interest in TDI it purported to sell to the Company and also failed to contribute its 50% share of the expenses. 4Kids has further asserted counterclaims of fraud and misrepresentation.

Pokémon Royalty Audit - During the first quarter of 2010, The Pokémon Company International (“TPC”) commenced an audit of 4Kids covering the period from mid-2001 through 2008. On May 28, 2010, 4Kids received a letter from counsel for TPC ("TPC Letter") claiming that the audit “identified deficiencies totaling almost $4,700” and demanding payment of the deficiency together with interest thereon. The TPC Letter failed to provide any schedules or other specific information regarding the alleged deficiencies. By letter dated June 11, 2010 (“4Kids Letter”), 4Kids disputed the allegations made in the TPC Letter and advised TPC that 4Kids would not be paying the alleged deficiency or any interest thereon. The 4Kids Letter also proposed that, as had been discussed by the parties, 4Kids would audit TPC which was the recipient and payee of

Pokémon merchandise licensing, television broadcast and home video proceeds during the 2001 - 2008 period, and that after the completion of the parties’ respective audits, the parties would review the audit reports and discuss any outstanding issues.

On July 14, 2010, 4Kids and TPC executed a tolling agreement tolling the statute of limitations until October 21, 2010 with respect to TPC’s claims. 4Kids and TPC also agreed in the tolling agreement that neither party would commence any litigation against the other party until after the expiration of the tolling period in order to allow for the parties to complete their respective audits and to discuss the results thereof. During mid-June 2010, 4Kids commenced its audit of TPC which 4Kids expects to complete over the next few months.

Yu-Gi-Oh! Royalty Audit - During the first quarter of 2010, Asatsu-DK Inc (“ADK”), a member of the consortium of Japanese companies that controls the rights to Yu-Gi-Oh! ("Yu-Gi-Oh! Consortium"), commenced an audit of 4Kids with respect to the amounts paid by 4Kids to ADK during the course of the 4Kids representation of Yu-Gi-Oh!, which started in 2001.

On June 25, 2010, 4Kids received a letter from counsel for ADK (“ADK Letter”) alleging that 4Kids had improperly deducted certain expenses from amounts paid to ADK and had failed to pay ADK a share of certain Yu-Gi-Oh! home video revenues. In addition, the ADK Letter requested that 4Kids provide additional documentation with respect to withholding taxes deducted from ADK’s share of Yu-Gi-Oh! revenues. The ADK Letter claimed that the total of the improper deductions and underpayments was approximately $3,000. By letter dated June 29, 2010 (“4Kids Yu-Gi-Oh! Letter”), 4Kids disputed substantially all of the allegations contained in the ADK Letter.

The ADK Letter also demanded that 4Kids and ADK sign a tolling agreement with an effective date of June 1, 2010 which would stop the running of the statute of limitations during the four month tolling period starting on June 1, 2010. On June 29, 2010, 4Kids and ADK entered into the tolling agreement described above. Subsequent to June 29, 2010, 4Kids provided additional information to the auditor for ADK to address various inquiries contained in the ADK Letter. After the completion of the audit, it is expected that 4Kids and ADK will review the audit report and seek to resolve any claims. 4Kids believes that it has paid the Yu-Gi-Oh! Consortium its full share of Yu-Gi-Oh! revenues.

The Company, from time to time, is involved in litigation, contract disputes and claims arising in the ordinary course of its business. The Company does not believe that such litigation to which the Company or any subsidiary of the Company is a party or of which any of their Properties is the subject or any claims made against it will, individually or in the aggregate, have a material adverse effect on the Company’s financial position or the results of its operations. The Company has established certain reserves reflected in its balance sheet as of June 30, 2010 which 4Kids believes will be sufficient to cover any liability the Company may have in connection with any such litigation and claims.

8. RELATED PARTY TRANSACTIONS

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

As of June 30, 2010, the Company has entered into the following transactions with CUSA and CUSA LLC, or parties related to Gannon and Milito that are summarized below:

°

Chaotic Property Representation Agreement - On December 11, 2006, 4Kids Licensing, CUSA and Apex Marketing, Inc. (“Apex”), a corporation in which Gannon holds 60% of the outstanding capital stock and Milito owns 39% of the outstanding capital stock, entered into an amended and restated Chaotic Property Representation Agreement (“CPRA”) replacing the original Chaotic Property Representation Agreement entered into by the parties in April 2005. Under the terms of the CPRA, 4Kids Licensing is granted exclusive television broadcast and production, merchandising licensing, and home video rights to the “Chaotic” Property worldwide in perpetuity, subject to certain limited exceptions. Under the terms of the CPRA, all “Chaotic” related income less approved merchandising and other expenses shall be distributed 50% to the Company and 50% to CUSA and Apex, excluding trading card royalties which are distributed 55% to 4Kids Digital and 45% to CUSA. Additionally, all approved production expenses for television episodes based on the “Chaotic” property are allocated 50% to 4Kids Licensing and 50% to CUSA and Apex. As of June 30, 2010 and 2009 there were no distributions and approximately $8,807 and $7,925, respectively, of production, merchandising and other general expenses were owed to 4Kids Licensing by CUSA and Apex, collectively.

°

Patent License Agreements - On December 11, 2006, TC Digital and TC Websites each entered into an agreement (the “Patent License Agreements”) with Cornerstone Patent Technologies, LLC (“Cornerstone”), a limited liability company, in which Gannon and Milito each hold a 25% membership interest. Pursuant to the Patent License Agreements, TC Digital and TC Websites obtained exclusive licenses (subject to certain exceptions) to use certain patent rights in connection with “Chaotic” and other trading card games which are uploaded to websites owned and operated by each such entity. Additionally, each of TC Digital and TC Websites agreed to pay Cornerstone a royalty of 1.5% of the Manufacturers Suggested Retail Price for the sale of trading cards. On September 10, 2007, the Company purchased a 25% interest in such patents from Cornerstone for $750. During the three and six months ended June 30, 2010, the Company earned no royalties, and during the three and six months ended June 30, 2009, the Company earned royalties of $75 and $73, respectively, associated with its portion of such patents which are eliminated in the Company’s consolidated financial statements.

°

TCD Agreement - Under the terms of the TCD Agreement, TC Digital is obligated to pay the following fees and/or royalties to: (i) 4Kids Digital equal to 3% of TC Digital’s gross revenues up to $350 per year for management services performed; (ii) 4Kids Digital and CUSA equal to 3% of net sales of each pack of trading cards sold; and (iii) the Company equal to (x) 10% of the net sales of “Chaotic” trading cards and (y) an additional 1% of net sales of “Chaotic” trading cards above $50 million during a calendar year. During the three and six months ended June 30, 2010, the Company earned royalties and / or fees of $36 and $68, respectively, and during the three and six months ended June 30, 2009, the Company earned royalties and or fees of $147 and $329, respectively, relating to the sales of “Chaotic” trading cards under the TCD agreement. The Company’s portion of such royalties and / or management fee were eliminated in its consolidated financial statements.

4Kids Digital is required under the terms of the TCD Agreement and the related loan and line of credit agreements to provide loans to TC Digital from time to time with a maturity date of December 31, 2010 at an interest rate of 9%.

°

Chaotic Merchandise License Agreement - On December 11, 2006, 4Kids Licensing, CUSA and TC Digital entered into a merchandise licensing agreement pursuant to which 4Kids Licensing and CUSA granted TC Digital exclusive rights to manufacture, produce and license “Chaotic” trading cards and related accessories through December 31, 2016. Under the terms of the agreement, TC Digital is obligated to pay a royalty on trading cards and all related accessories equal to (i) 4% of net sales to 4Kids Licensing while any amounts are outstanding to 4Kids Digital under the loan agreement or line of credit agreement or (ii) if no amounts are outstanding to 4Kids Digital under the loan agreement of line of credit agreement, 8% of net sales of such cards and accessories, 55% of which will be paid to 4Kids Licensing and 45% of which will be paid to CUSA. For the three and six months ended June 30, 2010 and 2009, no royalties had been earned under this agreement.

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

°

Interest Purchase Agreement - On March 2, 2009, TC Digital, the Company and Home Focus entered into various agreements pursuant to which TC Digital and Home Focus agreed to form TDI and the Company agreed to purchase the TDI Interest from Home Focus. The purchase price for the TDI Interest is an initial price of $1,575 with an obligation to pay up to an additional $1,000 (the "Conditional Payments") conditioned upon the “Chaotic” television series being telecast in the five largest European television markets (the United Kingdom, France, Germany, Spain and Italy) and/or TDI selling in excess of $10,000 of “Chaotic” trading cards. To date, the Company has entered into agreements for the telecast of the “Chaotic” television series in the UK, France and Germany, requiring the Company to make $600 of the Conditional Payments. The Company has paid Home Focus the following consideration for the TDI interest: the Company paid $475 upon execution of the various agreements and has paid the monthly installments of $125 for each of April, May, June, July and August of 2009. The Company ceased paying Home Focus additional amounts under the Interest Purchase Agreement due to the failure by Home Focus to make the required capital contributions to TDI required under the Shareholders Agreement, dated March 2, 2009, entered into by the Company and Home Focus with respect to TDI (the “TDI Agreement”). See Note 7. Legal Proceedings for details of this matter.

°

TDI Shareholders Agreement - Under the TDI Agreement, the Board of Directors of TDI consists of four directors. TC Digital has the right to elect two directors and the Company and Home Focus each have the right to elect one director. There are a number of extraordinary actions that require the consent by shareholders holding at least 80% of the voting stock of TDI in addition to approval of the Board of Directors. The TDI Agreement requires the shareholders to provide TDI with additional capital on a pro rata basis in exchange for additional equity. Under the TDI Agreement, TDI is required to pay or reimburse TC Digital for the costs and expenses associated with the printing, advertising, marketing and promotion of the “Chaotic” trading card game in the TDI Territory. In addition, TDI is responsible for reimbursing TC Digital and TC Websites for the cost of translating the “Chaotic” trading cards and “Chaotic” website into the European languages and for bandwidth and equipment charges associated with making the “Chaotic” website operational in the TDI Territory. TDI is also required to pay TC Digital and TC Websites a design fee equal to 3% and 1.5%, respectively, of net sales of “Chaotic” trading cards in the TDI Territory. For the three and six months ended June 30, 2010, TC Digital and TC Websites earned no royalties and for the three and six months ended June 30, 2009, TC Digital and TC Websites earned royalties of $17 and $6, respectively, under this agreement arising from the net sales of “Chaotic” trading cards in the TDI Territory. The royalties earned by TC Digital and TC Websites are eliminated in the Company’s consolidated financial statements.

9. ACCOUNTING CHANGE AND RECLASSIFICATION

Certain of the Company’s representation contracts contain provisions for the production of animated television episodes based on the licensor’s property. These contracts typically contain provisions for the licensor to reimburse the Company for costs incurred in the production of the television programming. The reimbursement may be in the form of reduced royalty fees owed the licensor under other provisions of the contract or in the form of direct cash reimbursement. The Company has accounted for this reimbursement as reduction of its film costs capitalized. Additionally, the Company has historically recorded the reimbursement as service revenue with an equal amount as cost of production.

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

The Company has reassessed the accounting treatment for reimbursements of its production costs under representation contracts and as of December 31, 2009, has no longer recorded these amounts in the Television and Film Production/Distribution segment as revenue with a corresponding charge to production service costs. The Company has retroactively adjusted revenue and production service costs for all periods presented. The Company considered the qualitative aspect of these adjustments, as well as the impact on the Company’s operating losses and earnings per share calculations in determining that no further restatement of the Company’s financial statements is necessitated by this accounting change. The following table shows the summary impact in the consolidated statements of operations for the three and six months ended June 30, 2009:

	Three Months Ended June 30, 2009
	As Originally Reported	As Reclassified
Total net revenues	$4,401	$3,597
Total costs and expenses	13,699	12,895
Loss from operations	$(9,298)	$(9,298)

	Six Months Ended June 30, 2009
	As Originally Reported	As Reclassified
Total net revenues	$14,593	$12,929
Total costs and expenses	28,283	26,619
Loss from operations	$(13,690)	$(13,690)

10. COMMITMENTS AND CONTINGENCIES

a. Broadcast Agreement (The CW Broadcast Agreement) - On October 1, 2007, the Company and The CW entered into an agreement pursuant to which The CW granted to the Company the exclusive right to program The CW's Saturday morning children's programming block (“The CW4Kids”) that is broadcast in most markets between 7am and 12pm for an initial term of five years beginning with The CW's 2008-2009 broadcast season, which agreement was amended on June 24, 2010 (as amended, the “CW Agreement”).

Under the terms of the CW Agreement, the Company is obligated to make quarterly minimum guaranteed payments which are subject to reduction under certain circumstances. The Company and The CW share advertising revenues earned from the sale of national commercial time during The CW4Kids with The CW's share to be applied against such quarterly guarantee payments. In addition, The CW is entitled under the CW Agreement to participate in the Company's merchandising revenue from certain content broadcast on The CW4Kids, if such merchandising revenues exceed a certain annual minimum. 4Kids Ad Sales, Inc. manages and accounts for the ad revenue and costs associated with The CW4Kids.

The CW and the Company share in national ad revenue (“revenue”) from the block, with The CW’s share of revenue to be applied against a guarantee payable by the Company to The CW. The minimum guarantee payable by the Company to The CW under the CW Agreement was $15,000 for broadcast seasons prior to the 2009/2010 broadcast season and will be $12,000 for the 2009 / 2010 broadcast season, and $11,500 for the remaining three broadcast seasons under the period covered by the CW Agreement. Prior to the 2009 / 2010 broadcast season, the revenue sharing percentage split in favor of the CW was 80% / 20% until $20,000 in revenue has been realized and a revenue split of 50% / 50% applied thereafter; commencing with the 2009 / 2010 broadcast season, the CW Agreement provides for (1) an 80% / 20% revenue split in favor of The CW until it has received its minimum guarantee applicable to such broadcast season, (2) the Company to retain 100% of the revenue until its share of the revenue for such broadcast season equals 35%, (3) a 65% / 35% revenue split in favor of The CW until $20,000 in revenue has been realized and (4) a revenue split between the parties to be 50% / 50% thereafter. The Agreement also requires the Company to make certain security arrangements in favor of The CW to secure payment of the minimum guarantee and The CW's share of national advertising proceeds.

As of June 30, 2010, the minimum guaranteed payment obligations under the CW Agreement, assuming full payment is required, are as follows:

Year Ending December 31,	Amount
2010	$7,040
2011	11,500
2012	11,500
2013	6,500
Total	$36,540

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

11. NONCONTROLLING INTEREST

Effective January 1, 2009, all earnings and losses of a subsidiary are attributed to both the parent and the noncontrolling interest, even if the losses attributable to the noncontrolling interest result in a deficit noncontrolling interest balance. Previously, any losses exceeding the noncontrolling interest’s investment in the subsidiaries were attributed to the parent.

a) TC Digital Games LLC - TC Digital was formed in December 2006. 4Kids Digital has owed 55% of TC Digital’s membership interests, and CUSA has owned the remanding 45% of TC Digital’s membership interests, since December 2007. TC Digital is treated as a consolidated subsidiary of the Company as a result of its majority ownership and its right to break any dead-locks within the TC Digital Management Committee.

Noncontrolling interest of membership units in TC Digital represents the noncontrolling members’ proportionate share of the equity in the entity. Income is allocated to the membership units noncontrolling interest based on the ownership percentage throughout the year. As of June 30, 2010, the noncontrolling member continued to hold 45% of the equity in the entity. The following table summarizes the noncontrolling interest’s loss attributable to the noncontrolling equity interest in TC Digital:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
TC Digital net loss before common units noncontrolling interest	$(2,368)	$(4,287)	$(4,231)	$(7,652)
Noncontrolling interest percentage	45%	45%	45%	45%
Noncontrolling interest loss allocation	(1,066)	(1,929)	(1,904)	(3,443)
Less: Capital contribution from noncontrolling interest	—	—	—	—
Loss attributable to noncontrolling interest	$(1,066)	$(1,929)	$(1,904)	$(3,443)

Included in the TC Digital net loss is $33 related to the operations of TDI, a joint venture owned 50% by TC Digital, 25% by the Company and 25% by Home Focus Development Ltd. (“Home Focus”), see Note 8 for further details.  As of June 30, 2010, Home Focus has not made a required capital contribution to TDI.

As of June 30, 2010, the loss in excess of noncontrolling interest for TC Digital absorbed by 4Kids Digital, in the aggregate, since the formation of such entity is $18,195.

b) TC Websites LLC - Under the terms of the TCW Agreement, 4Kids Websites and CUSA are each entitled to elect two managers to TC Websites’ Management Committee, with 4Kids Websites having the right to break any deadlocks on TC Websites' Management Committee with respect to operational matters. TC Websites is treated as a consolidated subsidiary of the Company as a result of its majority ownership and its right to break any dead-locks within the TC Websites Management Committee.

As of June 30, 2010, the noncontrolling member held 45% of the equity in the entity. The following table summarizes the noncontrolling interest’s loss attributable to the noncontrolling equity interest in TC Websites:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
TC Websites net loss before common units noncontrolling interest	$(316)	$(1,182)	$(671)	$(2,351)
Noncontrolling interest percentage	45%	45%	45%	45%
Noncontrolling interest loss allocation	(142)	(532)	(302)	(1,058)
Less: Capital contribution from noncontrolling interest	5	23	9	54
Loss attributable to noncontrolling interest	$(137)	$(509)	$(293)	$(1,004)

As of June 30, 2010, the loss in excess of noncontrolling interest for TC Websites absorbed by 4Kids Websites in the aggregate since the formation of such entity is $5,723.

12. SUBSEQUENT EVENTS

Subsequent events were evaluated by the Company through the date the financial statements were issued. There were no events that occurred subsequent to June 30, 2010 that would require recognition in the Company’s consolidated financial statements.

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

	Licensing	Advertising Media and Broadcast	TV and Film Production/ Distribution	Trading Card and Game Distribution	Total
Three Months Ended June 30, 2010:
Net revenues from external customers	$1,913	$(345)	$888	$50	$2,506
Amortization of television and film costs	—	—	727	—	727
Interest income	88	—	—	—	88
Impairment of investment securities	(421)	—	—	—	(421)
Segment loss	(2,709)	(2,200)	(1,025)	(1,740)	(7,674)

2009:
Net revenues from external customers	$2,317	$155	$1,310	$(185)	$3,597
Amortization of television and film costs	—	—	1,066	—	1,066
Interest income	340	6	—	—	346
Loss on sale of investment securities	(7,250)	—	—	—	(7,250)
Impairment of investment securities	(9)	—	—	—	(9)
Segment loss	(8,652)	(1,636)	(1,129)	(4,794)	(16,211)

Six Months Ended June 30, 2010:
Net revenues from external customers	$5,166	$(319)	$1,839	$57	$6,743
Amortization of television and film costs	—	—	2,085	—	2,085
Interest income	187	6	—	—	193
Impairment of investment securities	(421)	—	—	—	(421)
Segment loss	(2,570)	(3,951)	(2,382)	(3,248)	(12,151)
Segment assets	24,297	2,673	11,269	2,056	40,295

2009:
Net revenues from external customers	$7,913	$997	$3,767	$252	$12,929
Amortization of television and film costs	—	—	2,257	—	2,257
Interest income	728	19	—	—	747
Loss on sale of investment securities	(7,250)	—	—	—	(7,250)
Impairment of investment securities	(98)	—	—	—	(98)
Segment loss	(7,057)	(2,606)	(1,720)	(8,908)	(20,291)
Segment assets	42,598	4,664	23,841	9,372	80,475

Through the Company’s London office and network of international subagents, which allow it to license its Properties throughout the world, the Company recognized net merchandise licensing revenues from international sources, primarily in Europe, of $628 and $1,428 for the three and six months ended June 30, 2010, respectively, and $1,164 and $3,534 for the three and six months ended June 30, 2009. As of June 30, 2010 and 2009, net assets of the Company’s London office were $1,834 and $5,464, respectively.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(In thousands of dollars unless otherwise specified)

Overview

The Company’s operating results for the three and six months ended June 30, 2010 were negatively impacted by the decline in licensing revenue from the “Monster Jam” and “American Kennel Club” Properties as well as a significant decline in the “Teenage Mutant Ninja Turtles” Property since its sale and the start of the sell-off period. Accordingly, the Company experienced an overall significant decrease in licensing revenues worldwide as compared with the comparable period last year. The Company also experienced a decrease in television and film revenues during 2010 relating to its broadcast sales both domestically and internationally. These declines are generally the result of the declining popularity of the Company’s existing Properties combined with the failure of new Properties to achieve similar popularity levels. During 2009 and continuing in 2010, the Company implemented significant cost-cutting initiatives, primarily pertaining to personnel related costs and advertising and marketing expenses, in an effort to offset its poor operating results; however, these initiatives failed to offset lower revenues and other charges.

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

In January 2010, the FASB issued authoritative guidance regarding fair value measurements that clarifies existing disclosure requirements and requires the separate disclose of transfers of instruments between level 1 and level 2 of the fair value hierarchy effective for interim reporting periods beginning after December 15, 2009, and requires that purchases, sales, issuances and settlements in level 3 of the hierarchy rollforward on a gross basis effective for fiscal years beginning after December 15, 2010. The Company adopted this guidance in the first quarter of 2010.

In July 2010, the FASB issued authoritative guidance that will require enhanced disclosures regarding the credit characteristics of receivables. Under the new guidance, accounting policies, the methods used to determine the components of the allowance for doubtful accounts, and qualitative and quantitative information about the credit risk inherent in receivables, are each required to be disclosed. The new disclosures on the rollforward of the allowance for credit losses and the new disclosures about troubled-debt modifications required under the guidance are effective for annual and interim reporting periods beginning after December 15, 2010. The adoption of this guidance will not have an impact on the Company’s consolidated financial position or results of operations as they relate only to financial disclosures.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenues for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenues	100%	100%	100%	100%

Costs and expenses:
Selling, general and administrative	323	308	226	179
Cost of sales of trading cards	41	21	20	10
Amortization of television and film costs	29	30	31	17
Total costs and expenses	393	359	277	206

Loss from operations	(293)	(259)	(177)	(106)

Interest income	4	10	3	6
Impairment of investment securities	(17)	—	(6)	(1)
Loss on sale of investment securities	—	(201)	—	(56)
Total other expense	(13)	(191)	(3)	(51)

Loss before income taxes	(306)	(450)	(180)	(157)

Benefit from income taxes	—	—	—	—

Net loss	(306)	(450)	(180)	(157)

Net loss attributable to noncontrolling interests	48	68	33	35

Net loss attributable to 4Kids Entertainment, Inc.	(258)%	(382)%	(147)%	(122)%

Three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009.

Revenues

Revenues by reportable segment and for the Company as a whole were as follows:

For the three months ended June 30, 2010 and 2009
	2010	2009	$ Change	% Change
Licensing	$1,913	$2,317	$(404)	(17)%
Advertising, Media and Broadcast	(345)	155	(500)	(323)
Television and Film Production/Distribution	888	1,310	(422)	(32)
Trading Card and Game Distribution	50	(185)	235	127
Total	$2,506	$3,597	$(1,091)	(30)%

For the six months ended June 30, 2010 and 2009
	2010	2009	$ Change	% Change
Licensing	$5,166	$7,913	$(2,747)	(35)%
Advertising, Media and Broadcast	(319)	997	(1,316)	(132)
Television and Film Production/Distribution	1,839	3,767	(1,928)	(51)
Trading Card and Game Distribution	57	252	(195)	(77)
Total	$6,743	$12,929	$(6,186)	(48)%

The decrease in consolidated net revenues for the three and six months ended June 30, 2010, as compared to the same periods in 2009, was due to a number of factors.

In the Licensing segment, decreased revenues for the three months ended June 30, 2010 were primarily attributable to:

(i)	reduced licensing revenue on the “Teenage Mutant Ninja Turtles” Property, worldwide of approximately $335; as well as
(ii)	reduced licensing revenue on the “Dinosaur King” Property, internationally of approximately $250; partially offset by
(iii)	increased licensing revenue on the “Yu-Gi-Oh!” Property, worldwide of approximately $220.

In the Licensing segment, decreased revenues for the six months ended June 30, 2010 were primarily attributable to:

(i)	reduced licensing revenues on the “Monster Jam” and “American Kennel Club” Properties, domestically of approximately $1,480 and $260, respectively; as well as
(ii)	reduced licensing revenues on the “Teenage Mutant Ninja Turtles” and “Dinosaur King” Properties, worldwide of approximately $720 and $190, respectively.

The “Yu-Gi-Oh!” and “Cabbage Patch Kids” Properties are the largest contributors to consolidated net revenues, with approximately 70% of the Company’s revenues in this business segment for the three and six months ended June 30, 2010.

In the Advertising Media and Broadcast segment, the significant decrease in revenues for the three and six months ended June 30, 2010, as compared to the same periods in 2009, was primarily attributable to decreased revenue from the sale of internet advertising on the Company’s websites of approximately $540 and $1,020, respectively.

In the Television and Film Production/Distribution segment, the decrease in revenues for the three months ended June 30, 2010, as compared to the same period in 2009, was primarily attributable to decreased broadcast sales from the “Chaotic” television series of approximately $390.

In the Television and Film Production/Distribution segment, the decrease in revenues for the six months ended June 30, 2010, as compared to the same period in 2009, was primarily attributable to:

(i)	decreased international broadcast sales from the “Dinosaur King” television series of approximately $800;
(ii)	decreased broadcast sales from the “Chaotic” television series of approximately $390; as well as.
(iii)	decreased contract revenue from the “Pat and Stan” television series of approximately $240.

The change in revenues for the Trading Card and Game Distribution segment for the three months ended June 30, 2010 when compared to the same period in 2009 was primarily attributable to many of the Company’s larger trading card distributors migrating to a Point-of-sales model in the second quarter of 2009. In anticipation of this migration, certain of the Company’s retailers and distributors significantly reduced inventory levels and were granted additional allowances and promotional markdowns exceeding actual product sales in the second quarter of 2009.

The decrease in revenues for the Trading Card and Game Distribution segment for the six months ended June 30, 2010 when compared to the same period in 2009 was primarily attributable to decreased retail sales which were negatively impacted by diminished popularity of the “Chaotic” property, as well as continued weakness in the global economic climate.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 27%, or $2,963, to $8,104 for the three months ended June 30, 2010, when compared to the same period in 2009. The decreases were attributable to broad cost-cutting initiatives implemented throughout the Company and include the following significant changes:

(i)	decreased personnel related costs of approximately $3,130; as well as
(ii)	decreased advertising and marketing costs of approximately $1,700; partially offset by
(iii)	decreased capitalized production salaries which increased costs by approximately $1,555; as well as
(iv)	increased bad debt expense of approximately $650.

Selling, general and administrative expenses decreased 34%, or $7,897, to $15,201 for the six months ended June 30, 2010, when compared to the same period in 2009. The decreases were attributable to broad cost-cutting initiatives implemented throughout the Company and include the following significant changes:

(i)	decreased personnel related costs of approximately $6,810;
(ii)	decreased advertising and marketing costs of approximately $3,165;
(iii)	decreased international selling expenses of approximately $1,000; as well as
(iv)	decreased professional fees of approximately $410; partially offset by
(v)	decreased capitalized production salaries which increased costs by approximately $3,350; as well as
(vi)	increased bad debt expense of approximately $670.

Cost of Sales of Trading Cards

Cost of sales of trading cards represents finished goods inventory costs relating to the “Chaotic” trading card game. Cost of sales increased 33%, or $254, to $1,016 and 9%, or $116, to $1,380 for the three and six months ended June 30, 2010, respectively, when compared to the same periods in 2009. The increase was primarily attributable to the diminished popularity of the “Chaotic” Property, which caused an overall inventory surplus forcing the Company to record additional inventory reserves.

Capitalized Film Costs

For the three months ended June 30, 2010 and 2009

	2010	2009	$ Change	% Change
Amortization of Television and Film Costs	$727	$1,066	$(339)	(32)%

For the six months ended June 30, 2010 and 2009

	2010	2009	$ Change	% Change
Amortization of Television and Film Costs	$2,085	$2,257	$(172)	(8)%

The decrease in amortization of television and film costs for the three months ended June 30, 2010 when compared to the same period in 2009, was primarily due to the decreased amortization of the “Teenage Mutant Ninja Turtles” television series.

The decrease in amortization of television and film costs for the six months ended June 30, 2010 when compared to the same period in 2009, was primarily due to the decreased amortization of the “Teenage Mutant Ninja Turtles” television series partially offset by increased amortization on the “Chaotic” television series.

As of June 30, 2010, there were $5,963 of capitalized film production costs in the Company’s consolidated balance sheet relating primarily to various stages of production on 237 episodes of animated programming. Based on management’s ultimate revenue estimates as of June 30, 2010, approximately 50% of the total completed and unamortized film and television costs are expected to be amortized during the next year, and over 90% of the total completed and unamortized film and television costs are expected to be amortized during the next three years.

Interest Income

Interest income decreased 75%, or $258, to $88 and 74%, or $554, to $193 for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009, primarily as a result of lower cash balances and the Company‘s investments yielding lower interest rates than in the prior period.

Impairment of Investment Securities

As of June 30, 2010, the Company concluded that $421 of the decline in the fair value of the investment securities held by the Company was now other than temporary. The Company’s determination that certain of its long-term investment securities were other than temporarily impaired was based upon the fact that: (i) one of such securities with an aggregate par value of $1,000 was sold subsequent to June 30, 2010 for $240 resulting in an unrealized loss of $760 and $342 being recorded as other than temporarily impaired as of June 30, 2010 because the Company had previously recorded $418 in respect of these securities as being other than temporarily impaired; and (ii) certain of such securities classified as preferred stock have ceased to pay interest and were additionally impaired for $79. Additionally, one of such securities with a par value of $2,000 was sold subsequent to June 30, 2010 for a price in excess of its stated fair value, resulting in no additional impairment charge. The Company did not incur any impairment charges in 2010 due to credit losses.

Loss Before Income Taxes

For the three months ended June 30, 2010 and 2009
	2010	2009	$ Change	% Change
Licensing	$(2,709)	$(8,652)	$5,943	69%
Advertising, Media and Broadcast	(2,200)	(1,636)	(564)	(34)
Television and Film Production/Distribution	(1,025)	(1,129)	104	9
Trading Card and Game Distribution	(1,740)	(4,794)	3,054	64
Total	$(7,674)	$(16,211)	$8,537	53%

For the six months ended June 30, 2010 and 2009
	2010	2009	$ Change	% Change
Licensing	$(2,570)	$(7,057)	$4,487	64%
Advertising, Media and Broadcast	(3,951)	(2,606)	(1,345)	(52)
Television and Film Production/Distribution	(2,382)	(1,720)	(662)	(38)
Trading Card and Game Distribution	(3,248)	(8,908)	5,660	64
Total	$(12,151)	$(20,291)	$8,140	40%

In the Licensing segment, the decrease in segment loss for the three and six months ended June 30, 2010, as compared to the same periods in 2009, was primarily attributable to a decrease in licensing expenses, partially offset by lower licensing revenues, lower interest income allocated to this segment and an other than temporary impairment of one of the Company’s investment securities.

In the Advertising Media and Broadcast segment, the increase in segment loss for the three and six months ended June 30, 2010, as compared to the same periods in 2009, resulted from decreased revenue from the sale of internet advertising on the Company’s websites, partially offset by a decrease in segment expenses.

In the Television and Film Production/Distribution segment, the decrease in segment loss for the three months ended June 30, 2010, as compared to the same period in 2009, was primarily due to a decrease in international sales expense and personnel related costs, partially offset by increased amortization of television and film costs, as well as an overall decrease in production revenues.

In the Television and Film Production/Distribution segment, the increase in segment loss for the six months ended June 30, 2010, as compared to the same period in 2009, was primarily due to increased amortization of television and film costs, as well as an overall decrease in production revenues partially offset by a decrease in international sales expense and personnel related costs.

In the Trading Card and Game Distribution segment, the decrease in segment loss for the three and six months ended June 30, 2010, as compared to the same periods in 2009, was primarily attributable to the overall decrease in segment expenses partially offset by increased cost of goods sold.

Income Taxes

The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In view of the level of deferred tax assets as of June 30, 2010 and the Company’s historical losses from operations, the Company has determined that it should record a full valuation allowance against its net deferred tax assets.

As a result of the valuation allowance, the Company did not record a benefit from income taxes for the three and six months ended June 30, 2010 and 2009.

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

Net Loss

As a result of the above, the Company had a net loss for the three and six months ended June 30, 2010 of $7,674 and $12,151, respectively, as compared to a net loss of $16,211 and $20,291, respectively, for the same periods in 2009.

Liquidity and Capital Resources

Financial Position

Cash and cash equivalents as of June 30, 2010 and December 31, 2009 were as follows:

	June 30,	December 31,
	2010	2009	$ Change

Cash and cash equivalents	$4,295	$3,621	$674

Long-term investments as of June 30, 2010 and December 31, 2009 were as follows:

	June 30,	December 31,
	2010	2009	$ Change

Investments	$11,402	$14,180	$(2,778)

The Company’s long-term investments principally consist of ARS, corporate bonds and preferred shares. ARS are generally rated “BBB” or better by one or more national rating agencies and have contractual maturities of up to 80 years. Of the aggregate principal amount of $26,850 in investment securities held by the Company as of June 30, 2010, 31% mature within the next 30 years, 57% mature through 2087 and the remaining 43% have no maturity date. The Company classifies these investments as “available for sale”, for certain investments in debt and equity securities. The ARS that the Company invests in generally had interest reset dates that occurred every 7 or 35 days and despite the long-term nature of their stated contractual maturity, the historical operation of the ARS market had given the Company the ability to quickly liquidate these securities at ongoing auctions every 35 days or less.

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

As of June 30, 2010, the Company held investment securities having an aggregate principal amount of $26,850. The estimated fair market value of these securities as determined by the Company had declined by $15,448 (a decline of $15,245 prior to 2010, and a decrease in value of $203 during 2010) to $11,402, as of June 30, 2010. During the second quarter of 2010, the Company concluded that $421 of the decline in the fair value of the investment securities held by the Company was now other than temporary. The Company’s determination that certain of its long-term investment securities were other than temporarily impaired was based upon the fact that: (i) one of such securities with an aggregate par value of $1,000 was sold subsequent to June 30, 2010 for $240 resulting in an unrealized loss of $760 and $342 being recorded as other than temporarily impaired as of June 30, 2010 because the Company had previously recorded $418 in respect of these securities as being other than temporarily impaired; and (ii) certain of such securities classified as preferred stock have ceased to pay interest and were additionally impaired for $79. Additionally, one of such securities with a par value of $2,000 was sold subsequent to June 30, 2010 for a price in excess of its stated fair value, resulting in no additional impairment charge. The Company did not incur any impairment charges in 2010 due to credit losses.

Since the Company has the ability, and presently expects, to hold its remaining investment securities until recovery of their face value, which may not be prior to the maturity of the applicable security (to the extent such security has a specified maturity date) and based on consideration of all of the factors described above, the Company considered certain of these investments to be temporarily impaired as such term is defined in the accounting literature. Accordingly, the entire balance of unrealized loss in accumulated other comprehensive income at June 30, 2010 relates to securities which the Company considers temporarily impaired. Additionally, these remaining investment securities held by the Company have continued to pay interest according to their stated terms, which the Company believes may create an incentive for the issuers to redeem these securities once the current liquidity problems in the credit market substantially improve.

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

Given the failed auctions, the Company’s investment securities are currently illiquid.  Accordingly, the Company has classified all of its investment in ARS and the securities into which certain of the ARS have been exchanged, as non-current assets as of June 30, 2010 on its balance sheet due to the fact that the Company believes that the liquidity of these securities is unlikely to be restored in a period less than twelve months from such date.

If uncertainties in the credit and capital markets continue or the Company’s investments experience any rating downgrades on any investments in its portfolio or the value of such investments declines further, the Company may incur additional impairment charges to its investment portfolio, which could negatively affect the Company’s financial condition, results of operations and cash flow. As a result of the current market issues, any of the Company’s surplus cash will be invested solely in government securities with a maturity of 90 days or less.

In recent years, the Company has incurred substantial net losses and has used substantial amounts of cash in its operating activities. Sales by the Company of certain securities held in its investment portfolio as well as certain other assets have significantly contributed to the funding of these operating losses.  While the timing of these sales was not primarily motivated by then current cash needs, without these sales the Company would not have had sufficient cash to fund its operations.   In addition to the Company's operating losses, the Company’s liquidity has been negatively affected by the illiquidity of certain securities held in its investment portfolio.

Based on the Company’s cash position as of June 30, 2010, the anticipated effects of the significant cost cutting initiatives implemented by the Company during 2009 and continuing into 2010, and the Company’s belief that economic conditions have become more stable, the Company expects its overall cash position to provide adequate liquidity to fund its day-to-day operations for the next twelve months. Additionally, certain of the Company’s investment securities, classified as long-term would be available to fund the Company’s current cash flow requirements. However, the illiquidity affecting a significant portion of the Company’s portfolio of investment securities is impacting the Company’s ability to make capital investments or expand its operations.

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

Sources and Uses of Cash

Cash flows for the three and six months ended June 30, 2010 and 2009 were as follows:

Sources (Uses)	2010	2009
Operating Activities	$(1,726)	$(8,716)
Investing Activities	2,524	2,476
Financing Activities	(45)	(4)

Working capital, consisting of current assets less current liabilities, was $(748) as of June 30, 2010 and $4,859 as of December 31, 2009.

Operating Activities

2010

Net cash used in operating activities for the six months ended June 30, 2010 of $1,726 primarily reflects a decrease in the Company’s business performance, offset by an increase in cash collections of the Company’s trade and income tax receivables, including a tax refund in an amount of $3,567 relating to extended net operating loss carrybacks.

2009

Net cash used in operating activities for the six months ended June 30, 2009 of $8,716 primarily reflects a decrease in the Company’s business performance and a loss on the sale of investment. This decrease was offset by increased collections of the Company’s accounts receivable.

Investing Activities

2010

Net cash provided by investing activities for the six months ended June 30, 2010 of $2,524 reflects proceeds from the sale of the Company’s investment securities for $2,575, partially offset by purchases of property and equipment.

2009

Net cash provided by investing activities for the six months ended June 30, 2009 of $2,476 reflects proceeds from the sale of one of the Company’s investment securities for $2,750, partially offset by purchases of property and equipment.

Financing Activities

2010

Net cash used in financing activities for the six months ended June 30, 2010 of $45 reflects the Company’s purchase of shares of its common stock classified as treasury stock on the consolidated financial statements, offset by capital contributions from the Company’s noncontrolling interests.

2009

Net cash used in financing activities for the six months ended June 30, 2009 of $4 reflects the Company’s purchase of shares of its common stock classified as treasury stock on the consolidated financial statements, offset by capital contributions from the Company’s noncontrolling interests.

During the first half of 2010, the Company's cash flow from operations was impacted by an overall decrease in consumer spending due to the diminished popularity of its Properties, as well as the current economic conditions.  While the Company strives to further diversify its revenue streams, management remains cognizant of changing trends in the toy, game and entertainment business and the difficulty in predicting the length of time a property will be commercially successful.  As a result, the Company's revenues, operating results and cash flow from operations may fluctuate significantly from year to year and present operating results are not necessarily indicative of future performance.

Broadcast Agreements

The CW Broadcast Agreement - On October 1, 2007, the Company and The CW entered into an agreement pursuant to which The CW granted to the Company the exclusive right to program The CW's Saturday morning children's programming block (“The CW4Kids”) that is broadcast in most markets between 7am and 12pm for an initial term of five years beginning with The CW's 2008-2009 broadcast season, which agreement was amended on June 24, 2010 (as amended, the “CW Agreement”).

Under the terms of the CW Agreement, the Company is obligated to make quarterly minimum guaranteed payments which are subject to reduction under certain circumstances. The Company and The CW share advertising revenues earned from the sale of national commercial time during The CW4Kids with The CW's share to be applied against such quarterly guarantee payments. In addition, The CW is entitled under the CW Agreement to participate in the Company's merchandising revenue from certain content broadcast on The CW4Kids, if such merchandising revenues exceed a certain annual minimum. 4Kids Ad Sales, Inc. manages and accounts for the ad revenue and costs associated with The CW4Kids.

The CW and the Company share in national ad revenue (“revenue”) from the block, with The CW’s share of revenue to be applied against a guarantee payable by the Company to The CW. The minimum guarantee payable by the Company to The CW under the CW Agreement was $15,000 for broadcast seasons prior to the 2009/2010 broadcast season and will be $12,000 for the 2009 / 2010 broadcast season, and $11,500 for the remaining three broadcast seasons under the period covered by the CW Agreement. Prior to the 2009 / 2010 broadcast season, the revenue sharing percentage split in favor of the CW was 80% / 20% until $20,000 in revenue has been realized and a revenue split of 50% / 50% applied thereafter; commencing with the 2009 / 2010 broadcast season, the CW Agreement provides for (1) an 80% / 20% revenue split in favor of The CW until it has received its minimum guarantee applicable to such broadcast season, (2) the Company to retain 100% of the revenue until its share of the revenue for such broadcast season equals 35%, (3) a 65% / 35% revenue split in favor of The CW until $20,000 in revenue has been realized and (4) a revenue split between the parties to be 50% / 50% thereafter. The Agreement also requires the Company to make certain security arrangements in favor of The CW to secure payment of the minimum guarantee and The CW's share of national advertising proceeds.

Contractual Commitments

The Company’s contractual obligations and commitments are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. As of June 30, 2010, the Company’s remaining contractual obligations and commitments have not materially changed since December 31, 2009 with the exception of the amendment of the CW Agreement discussed above.

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

We completed an evaluation under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the second quarter, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

(b) There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

TCD International Ltd. - On February 12, 2010, Home Focus Development, LTD, a British Virgin Islands Corporation, (“Home Focus”) filed suit against 4Kids in the United States District Court for the Southern District of New York. Home Focus alleged that 4Kids owed Home Focus $1,075 under an Interest Purchase Agreement among 4Kids, Home Focus and TC Digital entered into on March 2, 2009, pursuant to which the Company acquired a 25% ownership interest in TDI.

On April 26, 2010, 4Kids filed an answer and asserted various counterclaims against Home Focus and its owners, in their individual capacities. In its counterclaims, 4Kids has alleged that Home Focus failed to make its contractually required initial capital contribution of $250 to TDI necessary to acquire the 25% ownership interest in TDI it purported to sell to the Company and also failed to contribute its 50% share of the expenses. 4Kids has further asserted counterclaims of fraud and misrepresentation.

Pokémon Royalty Audit - During the first quarter of 2010, The Pokémon Company International (“TPC”) commenced an audit of 4Kids covering the period from mid-2001 through 2008. On May 28, 2010, 4Kids received a letter from counsel for TPC ("TPC Letter") claiming that the audit “identified deficiencies totaling almost $4,700” and demanding payment of the deficiency together with interest thereon. The TPC Letter failed to provide any schedules or other specific information regarding the alleged deficiencies. By letter dated June 11, 2010 (“4Kids Letter”), 4Kids disputed the allegations made in the TPC Letter and advised TPC that 4Kids would not be paying the alleged deficiency or any interest thereon. The 4Kids Letter also proposed that, as had been discussed by the parties, 4Kids would audit TPC which was the recipient and payee of Pokémon merchandise licensing, television broadcast and home video proceeds during the 2001 - 2008 period, and that after the completion of the parties’ respective audits, the parties would review the audit reports and discuss any outstanding issues.

On July 14, 2010, 4Kids and TPC executed a tolling agreement tolling the statute of limitations until October 21, 2010 with respect to TPC’s claims. 4Kids and TPC also agreed in the tolling agreement that neither party would commence any litigation against the other party until after the expiration of the tolling period in order to allow for the parties to complete their respective audits and to discuss the results thereof. During mid-June 2010, 4Kids commenced its audit of TPC which 4Kids expects to complete over the next few months.

Yu-Gi-Oh! Royalty Audit - During the first quarter of 2010, Asatsu-DK Inc (“ADK”), a member of the consortium of Japanese companies that controls the rights to Yu-Gi-Oh! ("Yu-Gi-Oh! Consortium"), commenced an audit of 4Kids with respect to the amounts paid by 4Kids to ADK during the course of the 4Kids representation of Yu-Gi-Oh!, which started in 2001.

On June 25, 2010, 4Kids received a letter from counsel for ADK (“ADK Letter”) alleging that 4Kids had improperly deducted certain expenses from amounts paid to ADK and had failed to pay ADK a share of certain Yu-Gi-Oh! home video revenues. In addition, the ADK Letter requested that 4Kids provide additional documentation with respect to withholding taxes deducted from ADK’s share of Yu-Gi-Oh! revenues. The ADK Letter claimed that the total of the improper deductions and underpayments was approximately $3,000. By letter dated June 29, 2010 (“4Kids Yu-Gi-Oh! Letter”), 4Kids disputed substantially all of the allegations contained in the ADK Letter.

The ADK Letter also demanded that 4Kids and ADK sign a tolling agreement with an effective date of June 1, 2010 which would stop the running of the statute of limitations during the four month tolling period starting on June 1, 2010. On June 29, 2010, 4Kids and ADK entered into the tolling agreement described above. Subsequent to June 29, 2010, 4Kids provided additional information to the auditor for ADK to address various inquiries contained in the ADK Letter. After the completion of the audit, it is expected that 4Kids and ADK will review the audit report and seek to resolve any claims. 4Kids believes that it has paid the Yu-Gi-Oh! Consortium its full share of Yu-Gi-Oh! revenues.

The Company, from time to time, is involved in litigation, contract disputes and claims arising in the ordinary course of its business. The Company does not believe that such litigation to which the Company or any subsidiary of the Company is a party or of which any of their Properties is the subject or any claims made against it will, individually or in the aggregate, have a material adverse effect on the Company’s financial position or the results of its operations. The Company has established certain reserves reflected in its balance sheet as of June 30, 2010 which 4Kids believes will be sufficient to cover any liability the Company may have in connection with any such litigation and claims.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” of the Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Annual Report”), which could materially affect our business, financial condition or future results. The risks described in the 2009 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently do not consider material also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors disclosed in the 2009 Annual Report except with respect to the risk factor relating to the potential delisting of our common stock on the New York Stock Exchange, which is amended and restated in its entirety as follows:

Our common stock was delisted from the New York Stock Exchange

On June 1, 2010, our common stock was delisted from the New York Stock Exchange. Our common stock currently trades on the over-the-counter bulletin board market, although there are no assurances that it will continue to trade on this market. Over-the-counter (“OTC”) transactions involve risks in addition to those associated with transactions on a stock exchange. The delisting and OTC status could harm the trading volume and liquidity of our common stock and, as a result, the market price for our common stock might become more volatile. The delisting and OTC status could also cause a reduction in the number of investors willing or able to hold or acquire our common stock, transactions in our common stock could be delayed and securities analysts’ and news media coverage of us may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock. Delisting and OTC status could also make our common stock substantially less attractive as collateral for loans, for investment by potential financing sources under their internal policies or state legal investment laws or as consideration in future capital raising transactions. Furthermore, the delisting and OTC status may have other negative implications, including the potential loss of confidence by suppliers, partners and employees. Our OTC status may also make it more difficult and expensive for us to comply with state and federal securities laws in connection with future financings, acquisitions or equity issuances to employees and other service providers, thereby making it more difficult and expensive for us to raise capital, acquire other businesses using our stock and compensate our employees using equity.

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

Date: August 13, 2010

By:	/s/ Alfred R. Kahn

___________________________

Alfred R. Kahn,
Chairman of the Board,
Chief Executive Officer and
Director

By:	/s/ Bruce R. Foster

___________________________

Bruce R. Foster,
Executive Vice President,
Treasurer, Chief Financial
Officer and Principal Accounting
Officer