Form 10-Q
period 2010-09-30
4 KIDS ENTERTAINMENT INC
filed 2010-11-15
CIK 58592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR
	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 0-7843

4Kids Entertainment, Inc.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-2691380 (I.R.S. Employer Identification No.)

53 West 23rd Street
New York, New York  10010
(212) 758-7666
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer,” “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐             Accelerated filer  ☐             Non-accelerated filer  ☒            Smaller reporting company  ☐
      (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No☒

As of November 12, 2010, the number of shares outstanding of the common stock of 4Kids Entertainment, Inc., par value $.01 per share was 13,528,958.

4Kids Entertainment, Inc. and Subsidiaries

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.
4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2010 and DECEMBER 31, 2009
(In thousands of dollars, except share data)

	September 30, 2010	December 31, 2009
ASSETS:	(Unaudited)
Current assets:
Cash and cash equivalents	$3,977	$3,621
Accounts receivable - net	5,773	13,843
Income taxes receivable	414	4,044
Prepaid expenses and other current assets	2,066	2,111
Current assets of discontinued operations	65	2,401
Total current assets	12,295	26,020

Property and equipment - net	1,384	1,663
Long term investments	10,936	14,180
Accounts receivable - noncurrent, net	82	153
Film and television costs - net	4,970	6,832
Non-current assets of discontinued operations	—	1,721
Other assets - net (includes related party amounts of $679 and $1,215,respectively)	4,860	6,084
Total assets	$34,527	$56,653

LIABILITIES AND EQUITY:
Current liabilities:
Due to licensors	$5,249	$6,578
Accounts payable and accrued expenses	10,081	9,566
Current liabilities of discontinued operations	2,272	2,738
Deferred revenue	1,632	2,279
Total current liabilities	19,234	21,161

Deferred rent	396	375
Total liabilities	19,630	21,536

Commitments and contingencies (Note 12)
4Kids Entertainment, Inc. shareholders’ equity
Preferred stock, $.01 par value – authorized 3,000,000 shares; none issued	—	—
Common stock, $.01 par value - authorized 40,000,000 shares; issued 15,652,845 and 15,411,099 shares; outstanding 13,528,958 and 13,352,053 shares in 2010 and 2009, respectively	157	154
Additional paid-in capital	68,699	66,991
Accumulated other comprehensive loss	(2,730)	(4,644)
Retained (deficit) earnings	(491)	19,298
	65,635	81,799
Less cost of 2,123,887 and 2,059,046 treasury shares in 2010 and 2009, respectively	(36,488)	(36,434)
Total shareholders’ equity of 4Kids Entertainment, Inc.	29,147	45,365
Noncontrolling interests related to discontinued operations	(14,250)	(10,248)
Total equity	14,897	35,117
Total liabilities and equity	$34,527	$56,653

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(In thousands of dollars, except share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net revenues:
Service revenue	$2,986	$5,312	$9,672	$17,989
Total net revenues	2,986	5,312	9,672	17,989
Costs and expenses:
Selling, general and administrative	7,086	7,329	20,362	22,531
Amortization of television and film costs	2,719	1,438	4,804	3,695
Total costs and expenses	9,805	8,767	25,166	26,226

Loss from operations	(6,819)	(3,455)	(15,494)	(8,237)

Interest income	95	178	288	925
Impairment of investment securities	(1,552)	(71)	(1,973)	(169)
Loss on sale of investment securities	(212)	—	(212)	(7,250)
Total other expense	(1,669)	107	(1,897)	(6,494)

Loss before income taxes	(8,488)	(3,348)	(17,391)	(14,731)
Benefit from income taxes	—	—	—	—
Loss from continuing operations	(8,488)	(3,348)	(17,391)	(14,731)
Loss from discontinued operations	(3,162)	(3,764)	(6,410)	(12,672)
Net Loss	(11,650)	(7,112)	(23,801)	(27,403)

Loss attributable to noncontrolling interests	1,806	2,109	4,012	6,610
Net loss attributable to 4Kids Entertainment, Inc.	$(9,844)	$(5,003)	$(19,789)	$(20,793)

Per share amounts:
Basic and diluted loss per share attributable to 4Kids Entertainment, Inc. common shareholders
Continuing operations	$(0.63)	$(0.25)	$(1.29)	$(1.11)
Discontinued operations	(0.10)	(0.12)	(0.18)	(0.45)
Basic and diluted loss per share attributable to 4Kids Entertainment, Inc. common shareholders	$(0.73)	$(0.37)	$(1.47)	$(1.56)

Weighted average common shares outstanding – basic and diluted	13,528,958	13,352,053	13,437,048	13,286,726

Net loss attributable to 4Kids Entertainment, Inc.:
Loss from continuing operations	$(8,488)	$(3,348)	$(17,391)	$(14,731)

Loss from discontinued operations	(3,162)	(3,764)	(6,410)	(12,672)
Loss attributable to noncontrolling interests	1,806	2,109	4,012	6,610
Net loss from discontinued operations	(1,356)	(1,655)	(2,398)	(6,062)
Net loss attributable to 4Kids Entertainment, Inc.	$(9,844)	$(5,003)	$(19,789)	$(20,793)

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE LOSS
NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)
(In thousands of dollars and shares)

	4Kids Entertainment, Inc. Shareholders
	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Less Treasury Stock	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount

BALANCE, DECEMBER 31, 2009	15,411	$154	$66,991	$19,298	$(4,644)	$(36,434)	$45,365	$(10,248)	$35,117
Issuance of common stock and stock options exercised	242	3	1,708	—	—	—	1,711	—	1,711
Capital contribution from noncontrolling interests	—	—	—	—	—	—	—	10	10
Acquisition of treasury stock, at cost	—	—	—	—	—	(54)	(54)	—	(54)
Comprehensive loss:
Net loss	—	—	—	(19,789)	—	—	(19,789)	(4,012)	(23,801)
Translation adjustment	—	—	—	—	(122)	—	(122)	—	(122)
Unrealized loss reclassified to earnings	—	—	—	—	2,134	—	2,134	—	2,134
Unrealized loss on investment securities	—	—	—	—	(98)	—	(98)	—	(98)
Total comprehensive loss	—	—	—	—	—	—	(17,875)	(4,012)	(21,887)

BALANCE, SEPTEMBER 30, 2010	15,653	$157	$68,699	$(491)	$(2,730)	$(36,488)	$29,147	$(14,250)	$14,897

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(In thousands of dollars)
	2010	2009
Cash flows from operating activities:
Net loss	$(23,801)	$(27,403)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	504	574
Amortization of television and film costs	4,804	3,695
Provision for doubtful accounts	1,076	71
Impairment of investment securities	1,973	169
Loss on sale of investment securities	212	7,250
Changes in operating assets and liabilities:
Accounts receivable	6,993	12,476
Income taxes receivable	3,630	10
Prepaid expenses and other current assets	53	(774)
Film and television costs	(2,942)	(3,933)
Other assets - net	1,224	(2,572)
Due to licensors	(1,333)	613
Accounts payable and accrued expenses	2,239	(50)
Deferred revenue	(647)	(1,719)
Deferred rent	21	(104)
Net cash used in continuing operating activities	(5,994)	(11,697)
Net cash provided by (used in) discontinued operating activities	3,591	(1,138)
Net cash used in operating activities	(2,403)	(12,835)

Cash flows from investing activities:
Proceeds from sale of investments	3,095	2,750
Proceeds from disposal of property and equipment	32	—
Purchase of property and equipment	(257)	(283)
Net cash provided by investing activities	2,870	2,467

Cash flows from financing activities:
Capital contribution from noncontrolling interests	10	105
Purchase of treasury shares	(54)	(58)
Net cash (used in) provided by financing activities	(44)	47

Effect of exchange rate changes on cash and cash equivalents	(67)	391

Net increase (decrease) in cash and cash equivalents	356	(9,930)

Cash and cash equivalents, beginning of period	3,621	13,503

Cash and cash equivalents, end of period	$3,977	$3,573

Supplemental disclosure of cash flow information:
Cash paid during period for income taxes	$16	$70
Supplemental schedule of non-cash investing and financing activities
Unrealized (loss) gain on marketable securities included in other comprehensive loss	$(98)	$2,731
Vesting of restricted shares	$1,711	$1,886

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

Discontinued Operation - Trading Card and Game Distribution - Through its wholly-owned subsidiary, 4Kids Digital Games, Inc. (“4Kids Digital”), the Company owns 55% of TC Digital Games LLC, a Delaware limited liability company (“TC Digital”) which produces, markets and distributes the “Chaotic” trading card game. Through its wholly-owned subsidiary, 4Kids Websites, Inc. (“4Kids Websites”), the Company owns 55% of TC Websites LLC, a Delaware limited liability company (“TC Websites”) which owns and operates www.chaoticgame.com, the companion website for the “Chaotic” trading card game.  TC Digital and TC Websites are the exclusive licensees of certain patents covering the uploading of coded trading cards to a website where online game play and community activities occur.  Effective September 30, 2010, the Company has terminated the operations of TC Digital and TC Websites due to their continued lack of profitability.  The termination of the business of TC Digital and TC Websites will enable the Company to further reduce costs and focus on its core businesses.  As a consequence of the termination of their operations, TC Digital and TC Websites ceased supporting the Chaotic trading card game and website, effective October 1, 2010.  The results of operations of TC Digital and TC Websites are reported in the Company’s consolidated financial statements as discontinued operations (see Note 8), subject to a noncontrolling interest.  All prior financial statements have been reclassified to conform to the presentation of this discontinued operation.

Certain of the Company’s current and former executive officers have interests in Chaotic USA Digital Games LLC (“CUSA LLC”), Chaotic USA Entertainment Group, Inc. (“CUSA”) and certain other entities with which TC Digital and TC Websites have engaged in transactions since their formation.   Information regarding these relationships can be found in Note 10.

Liquidity - In recent years, the Company has incurred substantial net losses and has used substantial amounts of cash in its operating activities.  Sales by the Company of certain securities held in its investment portfolio as well as certain other assets have significantly contributed to the funding of these operating losses.  While the timing of these sales was not primarily motivated by then current cash needs, without these sales the Company would not have had sufficient cash to fund its operations.   In addition to the Company's operating losses, the Company’s liquidity has been negatively affected by the limited liquidity of certain securities held in its investment portfolio.

Based on the Company’s cash position as of September 30, 2010, the anticipated effects of the significant cost cutting initiatives implemented by the Company during 2009 and continuing into 2010, and the Company’s belief that economic conditions have become more stable, the Company expects its overall cash position to provide adequate liquidity to fund its day-to-day operations for the next twelve months.  Additionally, certain of the Company’s investment securities, classified as long-term would be available to fund the Company’s current cash flow requirements.  However, the limited liquidity affecting a significant portion of the Company’s portfolio of investment securities is impacting the Company’s ability to make capital investments or expand its operations.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The consolidated financial statements, except for the December 31, 2009 consolidated balance sheet are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2009 presented in our Annual Report on Form 10-K. All significant intercompany accounts and transactions have been eliminated.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position of the Company as of September 30, 2010 and December 31, 2009, and the results of operations for the three and nine months ended September 30, 2010 and 2009, and changes in equity and comprehensive loss for the nine months ended September 30, 2010,and cash flows for the nine months ended September 30, 2010 and 2009. Because of the inherent seasonality and changing trends of the toy, game, entertainment and advertising industries, operating results for the Company on a quarterly basis may not be indicative of operating results for the full year.

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

Revenue generated from merchandise licensing, broadcast advertising, episodic television series, home video, and music are classified as service revenue on the consolidated statement of operations.  Revenue generated from trading card sales are combined with expenses and classified as net loss from discontinued operations on the consolidated statement of operations, see Note 8.

Fair Value Measurements - The fair values of the Company’s financial instruments reflect the estimates of amounts that would be received from selling an asset in an orderly transaction between market participants at the measurement date.  The fair value estimates presented in this report are based on information available to the Company as of September 30, 2010 and December 31, 2009.

The carrying values of cash and cash equivalents, accounts receivable, due to licensors, accounts payable, accrued expenses and deferred revenue approximate fair value. The Company has estimated the fair value of its investment in auction rate securities (“ARS”) and other long-term investments using unobservable inputs at September 30, 2010.  The authoritative guidance issued by the FASB includes a fair value hierarchy based on three levels of inputs, the first two of which are considered observable and the last of which is considered unobservable, that may be used to measure fair value. The three levels are the following:

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

Investments - The Company’s long-term investments principally consist of ARS, corporate bonds and preferred shares. ARS are generally rated “BBB” or better by one or more national rating agencies and have contractual maturities of up to 80 years. Of the aggregate principal amount of $23,850 in investment securities held by the Company as of September 30, 2010, 31% mature within the next 30 years, 60% mature through 2087 and the remaining 40% have no maturity date.  The Company classifies these investments as “available for sale”, for certain investments in debt and equity securities.  The ARS that the Company invests in generally had interest reset dates that occurred every 7 or 35 days and despite the long-term nature of their stated contractual maturity, the historical operation of the ARS market had given the Company the ability to quickly liquidate these securities at ongoing auctions every 35 days or less.

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

As of September 30, 2010, the Company held investment securities having an aggregate principal amount of $23,850.  The estimated fair market value of these securities as determined by the Company had declined by $12,914 (a decline of $12,554 prior to 2010, and a decrease in value of $360 during 2010) to $10,936, as of September 30, 2010.  During the nine months ended September 30, 2010, the Company concluded that $1,973 of the decline in the fair value of the investment securities held by the Company was now other than temporary. The Company’s determination that certain of its long-term investment securities were other than temporarily impaired was based upon the fact that: (i) one of such securities with an aggregate par value of $5,400 was sold subsequent to September 30, 2010 resulting in an unrealized loss of $1,566; (ii) certain of such securities classified as preferred stock have ceased to pay interest and were additionally impaired for $79; and (iii) the Company experienced $328 related to credit losses which were recorded in accordance with authoritative guidance issued by the FASB based upon the Company’s analysis of the current market conditions of its securities.

Since the Company has the ability, and presently expects, to hold its remaining investment securities until recovery of their face value, which may not be prior to the maturity of the applicable security (to the extent such security has a specified maturity date) and based on consideration of all of the factors described above, the Company considered certain of these investments to be temporarily impaired as such term is defined in the accounting literature. Accordingly, the entire balance of unrealized loss in accumulated other comprehensive income at September 30, 2010 relates to securities which the Company considers temporarily impaired.  Additionally, these remaining investment securities held by the Company have continued to pay interest according to their stated terms, which the Company believes may create an incentive for the issuers to redeem these securities once the current liquidity problems in the credit market substantially improve.

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

Given the failed auctions, the Company’s investment securities are currently illiquid.  Accordingly, the Company has classified all of its investment in ARS and the securities into which certain of the ARS have been exchanged, as non-current assets as of September 30, 2010 on its balance sheet due to the fact that the Company believes that the liquidity of these securities is unlikely to be restored in a period less than twelve months from such date.

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

Based on the Company’s cash position as of September 30, 2010, the anticipated effects of the significant cost cutting initiatives implemented by the Company during 2009 and continuing into 2010, and the Company’s belief that economic conditions have become more stable, the Company expects its overall cash position to provide adequate liquidity to fund its day-to-day operations for the next twelve months.  Additionally, certain of the Company’s investment securities, classified as long-term would be available to fund the Company’s current cash flow requirements.  However, the limited liquidity affecting a significant portion of the Company’s portfolio of investment securities is impacting the Company’s ability to make capital investments or expand its operations.

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

Translation of Foreign Currency - In accordance with authoritative guidance issued by the FASB, the Company classifies items as other comprehensive income by their nature in the financial statements and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet. The assets and liabilities of the Company’s foreign subsidiary, 4Kids International have been recorded in their local currency and translated to U.S. dollars using period-end exchange rates. Income and expense items have been translated at the average rate of exchange prevailing during the period. Any adjustment resulting from translating the financial statements of the foreign subsidiary is reflected as “other comprehensive income”, net of related tax. Comprehensive loss for the three and nine months ended September 30, 2010 was $9,765 and $21,887, respectively, which included translation adjustments of $67 and $(122) for the respective periods.  Comprehensive loss for the three and nine months ended September 30, 2009 was $6,760 and $24,244, respectively, which included translation adjustments of $(125) and $428 for the respective periods.

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

In April 2009, the FASB issued authoritative guidance related to investments in debt and equity securities. The objective of the new guidance is to make impairment guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments (“OTTI”) of debt and equity securities in financial statements.  The guidance revises the OTTI evaluation methodology.  Under the guidance, the security is analyzed for credit loss, (the difference between the present value of cash flows expected to be collected and the amortized cost basis). The credit loss, if any, will then be recognized in the statement of earnings, while the balance of impairment related to other factors will be recognized in other comprehensive income. This guidance was effective for all interim and annual periods ending after June 15, 2009. The Company adopted this authoritative guidance issued by the FASB as of January 1, 2009 and recorded a cumulative-effect adjustment of $2,130 to its opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive loss. The Company incurred $328 of impairment charges related to credit losses in the three month period ended September 30, 2010 which were recorded based upon the Company’s analysis of the current market conditions of its securities.

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

In January 2010, the FASB issued authoritative guidance regarding fair value measurements that clarifies existing disclosure requirements and requires the separate disclosure of transfers of instruments between level 1 and level 2 of the fair value hierarchy effective for interim reporting periods beginning after December 15, 2009, and requires that purchases, sales, issuances and settlements in level 3 of the hierarchy rollforward on a gross basis effective for fiscal years beginning after December 15, 2010. The Company adopted this guidance and the related disclosure in the first quarter of 2010.

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

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values and estimated fair values of the Company’s financial instruments for the periods presented are as follows:
	Estimated Fair Value Measurements
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2010:
Financial Assets
Cash and cash equivalents	$3,977	$3,977	$—	$—
Total short-term investments	$3,977	$3,977	$—	$—

Auction rate securities	$7,065	$—	$—	$7,065
Corporate obligations	3,834	—	—	3,834
Preferred shares	37	—	—	37
Total long-term investments	$10,936	$—	$—	$10,936

Total Financial Assets	$14,913	$3,977	$—	$10,936

December 31, 2009:
Financial Assets
Cash and cash equivalents	$3,621	$3,621	$—	$—
Total short-term investments	$3,621	$3,621	$—	$—

Auction rate securities	$9,050	$—	$—	$9,050
Corporate obligations	3,689	—	—	3,689
Preferred shares	1,441	—	—	1,441
Total long-term investments	$14,180	$—	$—	$14,180

Total Financial Assets	$17,801	$3,621	$—	$14,180

Level 1- The Company’s Level 1 assets consist of cash and U.S. Treasury securities with original maturities of three months or less.

Level 2 - At September 30, 2010 and December 31, 2009, the Company had no investments which were considered to be Level 2 assets.

Level 3 – The Company’s Level 3 assets consist of the Company’s investment in ARS, corporate obligations, and preferred shares.  The recent uncertainties in the credit markets have made it more difficult for the Company and other investors to liquidate their holdings of these securities for the nine months ended September 30, 2010 and the year ended December 31, 2009, because the amount of securities submitted for sale has exceeded the amount of purchase orders.

The carrying value of the Company’s investments in its Level 3 assets, as of September 30, 2010 and December 31, 2009, represent the Company’s best estimate of the fair value of these investments based on currently available information. The Company estimates the fair values of the investment securities quarterly based upon consideration of such factors as: issuer and insurer credit rating; comparable market data, if available; current market conditions; the credit quality of the investment securities; the rate of interest received since the date the auctions began; and yields of securities similar to the underlying investment securities.  These considerations are used to determine a range of values for each security from moderate to highly conservative.  The Company has based its evaluation on the mid-point of that range. Specifically, the Company considered the composition of the collateral supporting the investment securities and the default probabilities of the collateral underlying the ARS in its overall valuation of each security.  The Company has also researched the secondary market, and while such a market may be available, there is no guarantee that such a market will exist at any particular point in time.  Additionally, the Company looked at the probabilities of default, probabilities of successful auctions and probabilities of earning the maximum (failed auction) rate for each period.  If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the Company may be required to further adjust the carrying value of its investment securities through additional devaluations.

The table below provides a summary of changes in fair value for the Company’s available for sale investments:

	September 30, 2010
	Amortized Cost	Unrealized Loss	Estimated Fair Value
Long-term investments:
Auction rate securities	$12,300	$(5,235)	$7,065
Corporate obligations	5,400	(1,566)	3,834
Preferred shares	6,150	(6,113)	37
Total long-term investments	$23,850	$(12,914)	$10,936

	December 31, 2009
	Amortized Cost	Unrealized Loss	Estimated Fair Value
Long-term investments:
Auction rate securities	$17,300	$(8,250)	$9,050
Corporate obligations	5,400	(1,711)	3,689
Preferred shares	12,850	(11,409)	1,441
Total long-term investments	$35,550	$(21,370)	$14,180

The following table presents additional information about assets measured at fair value using Level 3 inputs for the nine months ended September 30, 2010:

	Long-Term
	Auction Rate Securities	Corporate Bonds	Preferred Shares	Total
Balance as of January 1, 2010	$9,050	$3,689	$1,441	$14,180

Unrealized net gain – included in other comprehensive loss	325	1,711	—	2,036

Unrealized loss - included in earnings	(328)	(1,566)	(79)	(1,973)

Realized (loss) / gain from sales or settlements	(342)	—	130	(212)

Proceeds from sales or settlements	(1,640)	—	(1,455)	(3,095)

Balance as of September 30, 2010	$7,065	$3,834	$37	$10,936

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

The following table summarizes activity under our stock option plans for the nine months ended September 30, 2010:

	Shares under Options (in thousands)	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	770	$18.28
Granted	—	—
Exercised	—	—
Forfeited	(480)	20.56
Outstanding at September 30, 2010	290	$14.29	0.7	$—
Exercisable at September 30, 2010	290	$14.29	0.7	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock on the date of determination for those awards that have an exercise price currently below the closing price.  As of September 30, 2010, there were no options outstanding to purchase shares with an exercise price below the quoted price of our common stock.  During the three and nine months ended September 30, 2010 and 2009, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $0, determined as of the date of exercise.

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

A summary of restricted stock award activity under the Company’s LTICPs as of September 30, 2010 and changes during the nine months then ended is presented as follows:

	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2010	594	$5.58
Granted	—	—
Vested	(242)	7.09
Forfeited	(90)	4.50
Outstanding at September 30, 2010	262	$4.55

The Company recognized $256 and $1,006 of compensation costs related to the LTICPs during the three and nine months ended September 30, 2010, respectively and $517 and $1,467 of compensation costs related to the LTICPs during the three and nine months ended September 30, 2009, respectively.   Additionally, as of September 30, 2010, there was approximately $205, $329, and $282 of unrecognized compensation cost related to restricted stock awards granted under the Company’s 2008, 2007, and 2006 LTICPs, respectively.  The cost is expected to be recognized over a remaining weighted-average period of 1.6, 0.6, and 0.6 years under the 2008, 2007, and 2006 LTICPs, respectively.  There were approximately 106,000, 80,000, 31,000 and 25,000 shares of restricted stock that vested during the nine months ended September 30, 2010 that were issued under the 2008, 2007, 2006 and 2005 LTICPs, respectively.

Availability for Future Issuance - As of September 30, 2010, (i) options to purchase approximately 1,833,000 shares of the Company’s common stock were available for future issuance under the Company’s stock option plans and (ii) options to purchase a maximum of approximately 639,000 shares of the Company’s common stock were available for future issuance under the Company’s LTICPs.  Of the 639,000 shares, 178,000 shares may be reduced by four shares for the issuance of each share of restricted stock awarded under the 2006 and 2005 LTICPs, and 461,000 shares may be reduced by two shares for the issuance of each share of restricted stock awarded under the 2008 and 2007 LTICPs.

5. INCOME TAXES

The benefit from income taxes consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Current	$—	$—	$—	$—
Deferred	3,882	3,772	7,582	11,214
	$3,882	$3,772	$7,582	$11,214
Less: Changes in Valuation allowance	(3,882)	(3,772)	(7,582)	(11,214)
Total	$—	$—	$—	$—

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

The Company is no longer subject to examinations by income tax authorities in most jurisdictions for years prior to 2006.  As of September 30, 2010, there were no outstanding tax audits.

6. LOSS PER SHARE

The Company computes basic EPS based solely on the weighted average number of common shares outstanding during the period in accordance with authoritative guidance issued by the FASB. Diluted EPS reflects all potential dilution of common stock. The following table reconciles Basic EPS with Diluted EPS for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended			Nine Months Ended
September 30, 2010	Net Loss	Weighted Average Shares	Per Share	Net Loss	Weighted Average Shares	Per Share
Basic loss per share attributable to 4Kids Entertainment Inc. common shareholders	$(9,844)	13,528,958	$(0.73)	$(19,789)	13,437,048	$(1.47)

Effect of dilutive security – Stock options	—	—	—	—	—	—

Diluted loss per share attributable to 4Kids Entertainment Inc. common shareholders	$(9,844)	13,528,958	$(0.73)	$(19,789)	13,437,048	$(1.47)

	Three Months Ended			Nine Months Ended
September 30, 2009	Net Loss	Weighted Average Shares	Per Share	Net Loss	Weighted Average Shares	Per Share
Basic loss per share attributable to 4Kids Entertainment Inc. common shareholders	$(5,003)	13,352,053	$(0.37)	$(20,793)	13,286,726	$(1.56)

Effect of dilutive security – Stock options	—	—	—	—	—	—

Diluted loss per share attributable to 4Kids Entertainment Inc. common shareholders	$(5,003)	13,352,053	$(0.37)	$(20,793)	13,286,726	$(1.56)

For the nine months ended September 30, 2010 and 2009, 290,000 and 872,250 shares, respectively, attributable to the exercise of outstanding options, were excluded from the calculation of diluted EPS because the effect was antidilutive.

7. SEVERANCE AND EXIT COSTS

In connection with the termination of the operations of TC Digital and TC Websites, the Company recorded charges for severance and termination benefits as well as other exit costs in the amount of approximately $2,524 during the nine months ended September 30, 2010.  The charges were attributable to certain exit costs incurred during the period, including the elimination of seven sales and related support positions as well as certain other management positions. Mr. Bryan Gannon’s position as Chief Executive Officer of TC Digital was eliminated as part of the staff reduction.  Mr. Gannon will provide certain transitional services through his termination date.

A summary of the actions taken for severance and other exit-costs have been recorded in loss from discontinued operations and the estimated remaining liability associated with such costs are as follows:

	Total Expenses	Remaining Liability as of September 30, 2010
Severance and related costs	$101	$50
Inventory write-down and destruction	110	18
Disposal of property and equipment	1,120	—
Termination of contracts and leases	1,193	1,100
Total	$2,524	$1,168

The liability for severance and exit costs will be paid in accordance with the provisions of the contractual agreements and payments are expected to be completed at various times through 2010 and 2011.

8. DISCONTINUED OPERATIONS

Effective September 30, 2010, the Company has terminated the operations of TC Digital and TC Websites due to their continued lack of profitability.  As a consequence of the termination of their operations, TC Digital and TC Websites ceased supporting the Chaotic trading card game and website, effective October 1, 2010.  The results of operations for the trading card and game distribution segment are reported as a discontinued operation for the three and nine months ended September 30, 2010, and accordingly, the accompanying consolidated financial statements have been reclassified for all prior periods to report the assets, liabilities and operating results of this business.

The following are the summarized results of discontinued operations for the trading card and game distribution segment for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net revenues	$147	$1,534	$204	$1,786
Total costs and expenses	3,309	5,298	6,614	14,458
Loss from discontinued operations	$(3,162)	$(3,764)	$(6,410)	$(12,672)

The major classes of assets and liabilities of the discontinued operations on the balance sheet are as follows:

	September 30, 2010	December 31, 2009
ASSETS
Accounts receivable – net	$12	$627
Inventory	—	1,273
Prepaid and other current assets	53	501
Current assets of discontinued operations	$65	$2,401

Property and equipment - net	$—	$1,235
Other assets - net	—	486
Non-current assets of discontinued operations	$—	$1,721

LIABILITIES
Accounts payable and accrued expenses	$2,272	$2,738
Current liabilities of discontinued operations	$2,272	$2,738

9. LEGAL PROCEEDINGS

TCD International, Ltd. - On February 12, 2010, Home Focus Development, Ltd., a British Virgin Islands Corporation, (“Home Focus”) filed suit against 4Kids in the United States District Court for the Southern District of New York. Home Focus alleged that 4Kids owed Home Focus $1,075 under an Interest Purchase Agreement among 4Kids, Home Focus and TC Digital entered into on March 2, 2009, pursuant to which the Company acquired a 25% ownership interest in TCD International, Ltd (“TDI”).

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

On July 14, 2010, 4Kids and TPC executed a tolling agreement tolling the statute of limitations until October 21, 2010 with respect to TPC’s claims. 4Kids and TPC also agreed in the tolling agreement that neither party would commence any litigation against the other party until after the expiration of the tolling period in order to allow for the parties to complete their respective audits and to discuss the results thereof.  During mid-June 2010, 4Kids commenced its audit of TPC which 4Kids expects to complete over the next few months.   On October 12, 2010, 4Kids and TPC executed an amendment to the tolling agreement extending the tolling of the statute of limitations until January 15, 2011.

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

The ADK Letter also demanded that 4Kids and ADK sign a tolling agreement with an effective date of June 1, 2010 which would stop the running of the statute of limitations during the four month tolling period starting on June 1, 2010 and concluding on September 30, 2010. On June 29, 2010, 4Kids and ADK entered into the tolling agreement described above. On October 19, 2010, 4Kids and ADK signed an amendment to the tolling agreement extending the tolling period through December 31, 2010.

During the third quarter of 2010, 4Kids provided additional information to the auditor for ADK to address various inquiries contained in the ADK Letter and in subsequent correspondence. 4Kids believes that as of the date hereof, the Yu-Gi-Oh! Audit is substantially complete. However, 4Kids has not yet received the audit report. After the receipt of the audit report, it is expected that 4Kids and ADK will review the audit report and seek to resolve any claims. 4Kids believes that it has paid the Yu-Gi-Oh! Consortium its full share of Yu-Gi-Oh! revenues.

The Company, from time to time, is involved in litigation, contract disputes and claims arising in the ordinary course of its business. The Company does not believe that such litigation to which the Company or any subsidiary of the Company is a party or of which any of their Properties is the subject or any claims made against it will, individually or in the aggregate, have a material adverse effect on the Company’s financial position or the results of its operations.  The Company has established certain reserves reflected in its balance sheet as of September 30, 2010 which 4Kids believes will be sufficient to cover any liability the Company may have in connection with any such litigation and claims.

10. RELATED PARTY TRANSACTIONS

Chaotic USA Entertainment Group, Inc. (“CUSA”) - On December 11, 2006, 4Kids Digital and CUSA LLC formed TC Digital as a joint venture, with 4Kids Digital now owning 55% of TC Digital’s membership interests and CUSA LLC now owning 45% of TC Digital’s membership interests.  TC Digital is treated as a consolidated subsidiary of the Company as a result of its majority ownership in TC Digital and its right to break any dead-locks within the TC Digital Management Committee. Bryan Gannon (“Gannon”), President and Chief Executive Officer of CUSA and John Milito (“Milito”), Executive Vice President and Chief Operating Officer of CUSA, each own an interest of approximately 32% in CUSA and became officers of TC Digital in 2006.  Milito’s employment with TC Digital was terminated on December 31, 2009.   Gannon’s employment with TC Digital was terminated on October 15, 2010.  Effective September 30, 2010, the Company has terminated the operations of TC Digital and TC Websites due to their continued lack of profitability.  As a consequence of the termination of their operations, TC Digital and TC Websites ceased supporting the Chaotic trading card game and website, effective October 1, 2010.

As of September 30, 2010, the Company has entered into the following transactions with CUSA and CUSA LLC, or parties related to Gannon and Milito that are summarized below:

°
Chaotic Property Representation Agreement - On December 11, 2006, 4Kids Licensing, CUSA and Apex Marketing, Inc. (“Apex”), a corporation in which Gannon holds 60% of the outstanding capital stock and Milito owns 39% of the outstanding capital stock, entered into an amended and restated Chaotic Property Representation Agreement (“CPRA”) replacing the original Chaotic Property Representation Agreement entered into by the parties in April 2005. Under the terms of the CPRA, 4Kids Licensing is granted exclusive television broadcast and production, merchandising licensing, and home video rights to the “Chaotic” Property worldwide in perpetuity, subject to certain limited exceptions. Under the terms of the CPRA, all “Chaotic” related income less approved merchandising and other expenses shall be distributed 50% to the Company and 50% to CUSA and Apex, excluding trading card royalties which are distributed 55% to 4Kids Digital and 45% to CUSA. Additionally, all approved production expenses for television episodes based on the “Chaotic” property are allocated 50% to 4Kids Licensing and 50% to CUSA and Apex. As of September 30, 2010 and 2009 there were no distributions and approximately $8,723 and $8,116, respectively, of production, merchandising and other general expenses were owed to 4Kids Licensing by CUSA and Apex, collectively.

°
Patent License Agreements - On December 11, 2006, TC Digital and TC Websites each entered into an agreement (the “Patent License Agreements”) with Cornerstone Patent Technologies, LLC (“Cornerstone”), a limited liability company, in which Gannon and Milito each hold a 25% membership interest. Pursuant to the Patent License Agreements, TC Digital and TC Websites obtained exclusive licenses (subject to certain exceptions) to use certain patent rights in connection with “Chaotic” and other trading card games which are uploaded to websites owned and operated by each such entity. Additionally, each of TC Digital and TC Websites agreed to pay Cornerstone a royalty of 1.5% of the Manufacturers Suggested Retail Price for the sale of trading cards.  On September 10, 2007, the Company purchased a 25% interest in such patents from Cornerstone for $750. During the three and nine months ended September 30, 2010, the Company earned no royalties, and during the three and nine months ended September 30, 2009, the Company earned royalties of $42 and $115, respectively, associated with its portion of such patents, which such royalties are eliminated in the Company’s consolidated financial statements.

°
TCD Agreement - Under the terms of the TCD Agreement, TC Digital is obligated to pay the following fees and/or royalties to: (i) 4Kids Digital equal to 3% of TC Digital’s gross revenues up to $350 per year for management services performed; (ii) 4Kids Digital and CUSA equal to 3% of net sales of each pack of trading cards sold; and  (iii) the Company equal to (x) 10% of the net sales of “Chaotic” trading cards and (y) an additional 1% of net sales of “Chaotic” trading cards above $50 million during a calendar year.  During the three and nine months ended September 30, 2010, the Company earned royalties and / or fees of $6 and $74, respectively, and during the three and nine months ended September 30, 2009, the Company earned royalties and or fees of $361 and $690, respectively, relating to the sales of “Chaotic” trading cards under the TCD agreement.  The Company’s portion of such royalties and / or management fee were eliminated in its consolidated financial statements.

°
Chaotic Merchandise License Agreement - On December 11, 2006, 4Kids Licensing, CUSA and TC Digital entered into a merchandise licensing agreement pursuant to which 4Kids Licensing and CUSA granted TC Digital exclusive rights to manufacture, produce and license “Chaotic” trading cards and related accessories through December 31, 2016. Under the terms of the agreement, TC Digital is obligated to pay a royalty on trading cards and all related accessories equal to (i) 4% of net sales to 4Kids Licensing while any amounts are outstanding to 4Kids Digital under the loan agreement or line of credit agreement or (ii) if no amounts are outstanding to 4Kids Digital under the loan agreement of line of credit agreement, 8% of net sales of such cards and accessories, 55% of which will be paid to 4Kids Licensing and 45% of which will be paid to CUSA.  For the three and nine months ended September 30, 2010 and 2009, no royalties had been earned under this agreement.

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

°
Interest Purchase Agreement - On March 2, 2009, TC Digital, the Company and Home Focus entered into various agreements pursuant to which TC Digital and Home Focus agreed to form TDI and the Company agreed to purchase the TDI Interest from Home Focus.  The purchase price for the TDI Interest is an initial price of $1,575 with an obligation to pay up to an additional $1,000 (the "Conditional Payments") conditioned upon the “Chaotic” television series being telecast in the five largest European television markets (the United Kingdom, France, Germany, Spain and Italy) and/or TDI selling in excess of $10,000 of “Chaotic” trading cards. To date, the Company has entered into agreements for the telecast of the “Chaotic” television series in the UK, France and Germany, requiring the Company to make $600 of the Conditional Payments. The Company has paid Home Focus the following consideration for the TDI interest: the Company paid $475 upon execution of the various agreements and has paid the monthly installments of $125 for each of April, May, June, July and August of 2009.  The Company ceased paying Home Focus additional amounts under the Interest Purchase Agreement due to the failure by Home Focus to make the required capital contributions to TDI required under the Shareholders Agreement, dated March 2, 2009, entered into by the Company and Home Focus with respect to TDI (the “TDI Agreement”).  See Note 9. Legal Proceedings for details of this matter.

°
TDI Shareholders Agreement - Under the TDI Agreement, the Board of Directors of TDI consists of four directors. TC Digital has the right to elect two directors and the Company and Home Focus each have the right to elect one director. There are a number of extraordinary actions that require the consent by shareholders holding at least 80% of the voting stock of TDI in addition to approval of the Board of Directors. The TDI Agreement requires the shareholders to provide TDI with additional capital on a pro rata basis in exchange for additional equity. Under the TDI Agreement, TDI is required to pay or reimburse TC Digital for the costs and expenses associated with the printing, advertising, marketing and promotion of the “Chaotic” trading card game in the TDI Territory. In addition, TDI is responsible for reimbursing TC Digital and TC Websites for the cost of translating the “Chaotic” trading cards and “Chaotic” website into the European languages and for bandwidth and equipment charges associated with making the “Chaotic” website operational in the TDI Territory. TDI is also required to pay TC Digital and TC Websites a design fee equal to 3% and 1.5%, respectively, of net sales of “Chaotic” trading cards in the TDI  Territory.   For the three and nine months ended September 30, 2010, TC Digital and TC Websites earned no royalties and for the three and nine months ended September 30, 2009, TC Digital and TC Websites earned royalties of $11 and $45, respectively, under this agreement arising from the net sales of “Chaotic” trading cards in the TDI Territory.  The royalties earned by TC Digital and TC Websites are eliminated in the Company’s consolidated financial statements.

11. ACCOUNTING CHANGE AND RECLASSIFICATION

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

The Company has reassessed the accounting treatment for reimbursements of its production costs under representation contracts and as of December 31, 2009, has no longer recorded these amounts in the Television and Film Production/Distribution segment as revenue with a corresponding charge to production service costs.  The Company has retroactively adjusted revenue and production service costs for all periods presented.   The Company considered the qualitative aspect of these adjustments, as well as the impact on the Company’s operating losses and earnings per share calculations in determining that no further restatement of the Company’s financial statements is necessitated by this accounting change.  The following table, which was adjusted for discontinued operations, shows the summary impact in the consolidated statements of operations for the three and nine months ended September 30, 2009:

	Three Months Ended September 30, 2009
	As Originally Reported	As Reclassified
Total net revenues	$5,736	$5,312
Total costs and expenses	9,191	8,767
Loss from operations	$(3,455)	$(3,455)

	Nine Months Ended September 30, 2009
	As Originally Reported	As Reclassified
Total net revenues	$20,077	$17,989
Total costs and expenses	28,314	26,226
Loss from operations	$(8,237)	$(8,237)

12. COMMITMENTS AND CONTINGENCIES

a.   Broadcast Agreement (The CW Broadcast Agreement) - On October 1, 2007, the Company and The CW entered into an agreement, which was amended on June 24, 2010, pursuant to which The CW granted to the Company the exclusive right to program The CW's Saturday morning children's programming block (“The CW4Kids”) that is broadcast in most markets between 7am and 12pm for an initial term of five years beginning with The CW's 2008-2009 broadcast season (the “CW Agreement”).

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

The CW and the Company share in national ad revenue (“revenue”) from the block, with The CW’s share of revenue to be applied against a guarantee payable by the Company to The CW. The minimum guarantee payable by the Company to The CW under the CW Agreement was $15,000 for broadcast seasons prior to the 2009/2010 broadcast season and will be $12,000 for the 2009 / 2010 broadcast season, and $11,500 for the remaining three broadcast seasons under the period covered by the CW Agreement.  Prior to the 2009 / 2010 broadcast season, the revenue sharing percentage split in favor of the CW was 80% / 20% until $20,000 in revenue has been realized and a revenue split of 50% / 50% applied thereafter; commencing with the 2009 / 2010 broadcast season, the CW Agreement provides for (1) an 80% / 20% revenue split in favor of The CW until it has received its minimum guarantee applicable to such broadcast season, (2) the Company to retain 100% of the revenue until its share of the revenue for such broadcast season equals 35%, (3) a 65% / 35% revenue split in favor of The CW until $20,000 in revenue has been realized and (4) a revenue split between the parties of 50% / 50% thereafter.  The Agreement also requires the Company to make certain security arrangements in favor of The CW to secure payment of the minimum guarantee and The CW's share of national advertising proceeds.

As of September 30, 2010, the minimum guaranteed payment obligations under the CW Agreement, assuming full payment is required, are as follows:

Year Ending December 31,	Amount
2010	$6,819
2011	11,500
2012	11,500
2013	6,500
Total	$36,319

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

13. NONCONTROLLING INTEREST RELATED TO DISCONTINUED OPERATION

As of January 1, 2009, all earnings and losses of a subsidiary are attributed to both the parent and the noncontrolling interest, even if the losses attributable to the noncontrolling interest result in a deficit noncontrolling interest balance.  Previously, any losses exceeding the noncontrolling interest’s investment in the subsidiaries were attributed to the parent.

Effective September 30, 2010, the Company has terminated the operations of TC Digital and TC Websites due to their continued lack of profitability.  As a consequence of the termination of their operations, TC Digital and TC Websites ceased supporting the Chaotic trading card game and website, effective October 1, 2010, see Note 8.

a) TC Digital Games LLC - TC Digital was formed in December 2006.  4Kids Digital has owed 55% of TC Digital’s membership interests, and CUSA has owned the remaining 45% of TC Digital’s membership interests, since December 2007.   TC Digital is treated as a consolidated subsidiary of the Company as a result of its majority ownership and its right to break any dead-locks within the TC Digital Management Committee.

Noncontrolling interest of membership units in TC Digital represents the noncontrolling members’ proportionate share of the equity in the entity. Income is allocated to the membership units noncontrolling interest based on the ownership percentage throughout the year. As of September 30, 2010, the noncontrolling member continued to hold 45% of the equity in the entity.  The following table summarizes the noncontrolling interest’s loss attributable to the noncontrolling equity interest in TC Digital:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
TC Digital net loss before common units noncontrolling interest	$(3,323)	$(3,697)	$(7,554)	$(11,349)
Noncontrolling interest percentage	45%	45%	45%	45%
Noncontrolling interest loss allocation	(1,496)	(1,664)	(3,400)	(5,107)
Less: Capital contribution from noncontrolling interest	—	—	—	—
Loss attributable to noncontrolling interest	$(1,496)	$(1,664)	$(3,400)	$(5,107)

Included in the TC Digital net loss is $33 related to the operations of TDI, a joint venture owned 50% by TC Digital, 25% by the Company and 25% by Home Focus, see Note 10 for further details.  As of September 30, 2010, Home Focus has not made a required capital contribution to TDI.

As of September 30, 2010, the loss in excess of noncontrolling interest for TC Digital absorbed by 4Kids Digital, in the aggregate, since the formation of such entity is $19,691.

b) TC Websites LLC - Under the terms of the TCW Agreement, 4Kids Websites and CUSA are each entitled to elect two managers to TC Websites’ Management Committee, with 4Kids Websites having the right to break any deadlocks on TC Websites' Management Committee with respect to operational matters.  TC Websites is treated as a consolidated subsidiary of the Company as a result of its majority ownership and its right to break any deadlocks within the TC Websites Management Committee.

As of September 30, 2010, the noncontrolling member held 45% of the equity in the entity.  The following table summarizes the noncontrolling interest’s loss attributable to the noncontrolling equity interest in TC Websites:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
TC Websites net loss before common units noncontrolling interest	$(689)	$(990)	$(1,360)	$(3,341)
Noncontrolling interest percentage	45%	45%	45%	45%
Noncontrolling interest loss allocation	(310)	(445)	(612)	(1,503)
Less: Capital contribution from noncontrolling interest	1	51	10	105
Loss attributable to noncontrolling interest	$(309)	$(394)	$(602)	$(1,398)

As of September 30, 2010, the loss in excess of noncontrolling interest for TC Websites absorbed by 4Kids Websites in the aggregate since the formation of such entity is $6,032.

14.  SUBSEQUENT EVENTS

Subsequent events were evaluated by the Company through the date the financial statements were issued. There were no events that occurred subsequent to September 30, 2010 that would require recognition in the Company’s consolidated financial statements.

15. SEGMENT AND RELATED INFORMATION

The Company has three reportable segments: (i) Licensing; (ii) Advertising Media and Broadcast; and (iii) Television and Film Production/Distribution. The Company’s reportable segments are strategic business units, which, while managed separately, work together as a vertically integrated entertainment company.   The Company’s management regularly evaluates the performance of each segment based on its net revenues, profit and loss after all expenses, including amortized film and television costs and the 4Kids TV broadcast fee and interest income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company’s Television and Film Production/Distribution segment records inter-segment revenues and the Company’s Advertising Media and Broadcast segment records inter-segment charges related to the estimated acquisition costs of episodic television series for broadcast.  All inter-segment transactions have been eliminated in consolidation.

	Licensing	Advertising Media and Broadcast	TV and Film Production/ Distribution	Total
Three Months Ended September 30, 2010:
Net revenues from external customers	$2,158	$438	$390	$2,986
Amortization of television and film costs	—	—	2,719	2,719
Interest income	95	—	—	95
Impairment of investment securities	(1,552)	—	—	(1,552)
Loss on sale of investment securities	(212)	—	—	(212)
Segment loss	(3,621)	(1,472)	(3,395)	(8,488)

2009:
Net revenues from external customers	$3,333	$411	$1,568	$5,312
Amortization of television and film costs	—	—	1,438	1,438
Interest income (expense)	183	(5)	—	178
Impairment of investment securities	(71)	—	—	(71)
Loss on sale of investment securities	—	—	—	—
Segment loss	(521)	(1,292)	(1,535)	(3,348)

Nine Months Ended September 30, 2010:
Net revenues from external customers	$7,324	$119	$2,229	$9,672
Amortization of television and film costs	—	—	4,804	4,804
Interest income	282	6	—	288
Impairment of investment securities	(1,973)	—	—	(1,973)
Loss on sale of investment securities	(212)	—	—	(212)
Segment loss	(6,191)	(5,423)	(5,777)	(17,391)
Segment assets	21,567	3,235	9,590	34,392

2009:
Net revenues from external customers	$11,246	$1,408	$5,335	$17,989
Amortization of television and film costs	—	—	3,695	3,695
Interest income	911	14	—	925
Impairment of investment securities	(169)	—	—	(169)
Loss on sale of investment securities	(7,250)	—	—	(7,250)
Segment loss	(7,578)	(3,898)	(3,255)	(14,731)
Segment assets	39,566	3,633	22,144	65,343

Net revenues from external customers and segment profit from discontinued operations have been excluded and are disclosed in Note 8.  Additionally, segment assets relating to discontinued operations of $135 and $9,369 as of September 30, 2010 and 2009, respectively, have also been excluded in segment reporting.

Through the Company’s London office and network of international subagents, which allow it to license its Properties throughout the world, the Company recognized net merchandise licensing revenues from international sources, primarily in Europe, of $352 and $1,780 for the three and nine months ended September 30, 2010, respectively, and $1,745 and $5,279 for the three and nine months ended September 30, 2009.  As of September 30, 2010 and 2009, net assets of the Company’s London office were $1,504 and $5,168, respectively.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands of dollars unless otherwise specified)

Overview

The Company’s operating results for the three and nine months ended September 30, 2010 were negatively impacted by the decline in licensing revenue from the “Monster Jam”, “Yu-Gi-Oh!” and “American Kennel Club” Properties as well as a significant decline in the “Teenage Mutant Ninja Turtles” Property since its sale and the start of the sell-off period.  Accordingly, the Company experienced an overall significant decrease in licensing revenues worldwide as compared with the comparable period last year. The Company also experienced a decrease in television and film revenues during 2010 relating to its broadcast sales both domestically and internationally.  These declines are generally the result of the declining popularity of the Company’s existing Properties combined with the failure of new Properties to achieve similar popularity levels.  During 2009 and continuing in 2010, the Company implemented significant cost-cutting initiatives, primarily pertaining to personnel related costs and advertising and marketing expenses, in an effort to offset its poor operating results; however, these initiatives failed to offset lower revenues and other charges.

General

The Company receives revenues from the following three business segments: (i) Licensing; (ii) Advertising, Media and Broadcasting; and (iii) Television and Film Production/Distribution. The Company typically derives a substantial portion of its licensing revenues from a small number of Properties, which usually generate revenues for only a limited period of time. The Company’s revenues are highly subject to changing trends in the toy, game and entertainment businesses, potentially causing dramatic increases and decreases from year to year due to the popularity of particular Properties. It is not possible to accurately predict the length of time a Property will be commercially successful and/or if a Property will be commercially successful at all. Popularity of Properties can vary from months to years. As a result, the Company’s revenues from particular Properties may fluctuate significantly between comparable periods.

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

Effective September 30, 2010, the Company has terminated the operations of TC Digital Games LLC (“TC Digital”), the joint venture which produces, markets and distributes the “Chaotic” trading card game, and TC Websites LLC (“TC Websites”), the joint venture that owns and operates www.chaoticgame.com, the companion website for the “Chaotic” trading card game.  The closing of these companies will enable the Company to further reduce costs and focus on its core businesses.  As a consequence of the termination of their operations, TC Digital and TC Websites ceased supporting the Chaotic trading card game and website, effective October 1, 2010.  TC Digital and TC Websites are consolidated in the Company’s consolidated financial statements, subject to a noncontrolling interest.

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

Accounting Changes - The Company has reassessed the accounting treatment for reimbursements of its production costs under representation contracts and will no longer record these amounts as revenue with a corresponding charge to production service costs.  In accordance with authoritative guidance issued by the FASB, the Company has retroactively adjusted revenue and production service costs for all periods presented.   The Company considered the qualitative aspect of these adjustments, as well as the impact on the Company’s operating losses and earnings per share calculations in determining that no further restatement of the Company’s consolidated financial statements is necessitated by this accounting change.  See Note 11 of the notes to the Company’s consolidated financial statements for a discussion of these changes.

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

In April 2009, the FASB issued authoritative guidance related to investments in debt and equity securities. The objective of the new guidance is to make impairment guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments (“OTTI”) of debt and equity securities in financial statements.  The guidance revises the OTTI evaluation methodology.  Under the guidance, the security is analyzed for credit loss, (the difference between the present value of cash flows expected to be collected and the amortized cost basis). The credit loss, if any, will then be recognized in the statement of earnings, while the balance of impairment related to other factors will be recognized in other comprehensive income. This guidance was effective for all interim and annual periods ending after June 15, 2009. The Company adopted this authoritative guidance issued by the FASB as of January 1, 2009 and recorded a cumulative-effect adjustment of $2,130 to its opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive loss. The Company incurred $328 of impairment charges related to credit losses in the three month period ended September 30, 2010 which were recorded based upon the Company’s analysis of the current market conditions of its securities.

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

In January 2010, the FASB issued authoritative guidance regarding fair value measurements that clarifies existing disclosure requirements and requires the separate disclosure of transfers of instruments between level 1 and level 2 of the fair value hierarchy effective for interim reporting periods beginning after December 15, 2009, and requires that purchases, sales, issuances and settlements in level 3 of the hierarchy rollforward on a gross basis effective for fiscal years beginning after December 15, 2010. The Company adopted this guidance and the related disclosure in the first quarter of 2010.

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

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenues for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenues	100%	100%	100%	100%

Costs and expenses:
Selling, general and administrative	237	138	211	125
Amortization of television and film costs	91	27	50	21
Total costs and expenses	328	165	261	146

Loss from operations	(228)	(65)	(161)	(46)

Interest income	3	3	3	5
Impairment of investment securities	(52)	(1)	(20)	(1)
Loss on sale of investment securities	(7)	—	(2)	(40)
Total other expense	(56)	2	(19)	(36)

Loss before income taxes	(284)	(63)	(180)	(82)
Benefit from income taxes	—	—	—	—
Loss from continuing operations	(284)	(63)	(180)	(82)
Loss from discontinued operations	(106)	(71)	(66)	(70)
Net Loss	(390)	(134)	(246)	(152)

Loss attributable to noncontrolling interests	60	40	41	36
Net loss attributable to 4Kids Entertainment, Inc.	(330)%	(94)%	(205)%	(116)%

Three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009.

Revenues

Revenues by reportable segment and for the Company as a whole were as follows:

For the three months ended September 30, 2010 and 2009

	2010	2009	$ Change	% Change
Licensing	$2,158	$3,333	$(1,175)	(35)%
Advertising, Media and Broadcast	438	411	27	7
Television and Film Production/Distribution	390	1,568	(1,178)	(75)
Total	$2,986	$5,312	$(2,326)	(44)%

For the nine months ended September 30, 2010 and 2009

	2010	2009	$ Change	% Change
Licensing	$7,324	$11,246	$(3,922)	(35)%
Advertising, Media and Broadcast	119	1,408	(1,289)	(92)
Television and Film Production/Distribution	2,229	5,335	(3,106)	(58)
Total	$9,672	$17,989	$(8,317)	(46)%

The decrease in consolidated net revenues for the three months ended September 30, 2010, as compared to the same period in 2009, was due to a number of factors.

In the Licensing segment, decreased revenues for the three months ended September 30, 2010 were primarily attributable to:

(i)	reduced licensing revenue on the “Yu-Gi-Oh!” and “Teenage Mutant Ninja Turtles” Properties, worldwide of approximately $840 and $435, respectively; as well as
(ii)	reduced licensing revenue on the “Monster Jam” Property, domestically of approximately $215; partially offset by
(iii)	increased licensing revenue on the “Viva Piñata” Property, domestically of approximately $330.

In the Licensing segment, decreased revenues for the nine months ended September 30, 2010 were primarily attributable to:

(i)	reduced licensing revenues on the “Monster Jam” and “American Kennel Club” Properties, domestically of approximately $1,695 and $245, respectively; as well as
(ii)	reduced licensing revenues on the “Teenage Mutant Ninja Turtles”, “Yu-Gi-Oh and “Dinosaur King” Properties, worldwide of approximately $1,155, $645 and $280, respectively; partially offset by
(iii)	increased licensing revenue on the “Viva Piñata” Property, domestically of approximately $365.

The “Yu-Gi-Oh!” Property is the largest contributor to consolidated net revenues in this segment, accounting for approximately 60% of the Company’s revenues for the three months ended September 30, 2010.  The “Yu-Gi-Oh!” and “Cabbage Patch Kids” Properties are the largest contributors to consolidated net revenues in this segment, accounting for approximately 70% of the Company’s revenues for the nine months ended September 30, 2010.

In the Advertising Media and Broadcast segment, revenues remained consistent for the three months ended September 30, 2010 when compared to the same period in 2009.  The significant decrease in revenues for the nine months ended September 30, 2010, as compared to the same period in 2009, was primarily attributable to decreased revenue from the sale of internet advertising on the Company’s websites of approximately $1,275.

In the Television and Film Production/Distribution segment, the decrease in revenues for the three months ended September 30, 2010, as compared to the same period in 2009, was primarily attributable to decreased international broadcast sales from the “Yu-Gi-Oh!”, “Teenage Mutant Ninja Turtles” and “Dinosaur King” television series of approximately $415, $260 and $170, respectively.

In the Television and Film Production/Distribution segment, the decrease in revenues for the nine months ended September 30, 2010, as compared to the same period in 2009, was primarily attributable to:

(i)	decreased international broadcast sales from the “Dinosaur King”, “Yu-Gi-Oh!” and “Teenage Mutant Ninja Turtles” television series of approximately $970, $560 and $390, respectively; as well as
(ii)	decreased broadcast sales from the “Chaotic” television series of approximately $390; as well as
(iii)	decreased contract revenue from the “Pat and Stan” television series of approximately $240.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 3%, or $243, to $7,086 for the three months ended September 30, 2010, when compared to the same period in 2009.  These expenses were relatively consistent between periods as a result of the broad cost-cutting initiatives implemented throughout the Company that primarily began in July 2009.

Selling, general and administrative expenses decreased 10%, or $2,169, to $20,362 for the nine months ended September 30, 2010, when compared to the same period in 2009.  The decreases were attributable to broad cost-cutting initiatives implemented throughout the Company and include the following significant changes:

(i)	decreased personnel related costs of approximately $5,360; as well as
(ii)	decreased international selling expenses of approximately $1,345; partially offset by
(iii)	decreased capitalized production salaries which increased costs by approximately $3,140; as well as
(iv)	increased bad debt expense of approximately $1,005.

Capitalized Film Costs

For the three months ended September 30, 2010 and 2009

	2010	2009	$ Change	% Change
Amortization of Television and Film Costs	$2,719	$1,438	$1,281	89%

For the nine months ended September 30, 2010 and 2009

	2010	2009	$ Change	% Change
Amortization of Television and Film Costs	$4,804	$3,695	$1,109	30%

The increase in amortization of television and film costs for the three months ended September 30, 2010 when compared to the same period in 2009, was primarily due to the increased amortization of the “Chaotic” television series, as well as the write-off of certain older television series.

The increase in amortization of television and film costs for the nine months ended September 30, 2010 when compared to the same period in 2009, was primarily due to the increased amortization of the “Chaotic” television series, as well as the write-off of certain older television series, partially offset by decreased amortization on the “Teenage Mutant Ninja Turtles” television series.

As of September 30, 2010, there were $4,970 of capitalized film production costs in the Company’s consolidated balance sheet relating primarily to various stages of production on 199 episodes of animated programming. Based on management’s ultimate revenue estimates as of September 30, 2010, approximately 58% of the total completed and unamortized film and television costs are expected to be amortized during the next 12 months, and over 90% of the total completed and unamortized film and television costs are expected to be amortized during the next three years.

Interest Income

Interest income decreased 47%, or $83, to $95 and 69%, or $637, to $288 for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009, primarily as a result of lower cash balances and the Company‘s investments yielding lower interest rates than in the prior periods.

Impairment of Investment Securities

As of September 30, 2010, the Company held investment securities having an aggregate principal amount of $23,850.  The estimated fair market value of these securities as determined by the Company had declined by $12,914 (a decline of $12,554 prior to 2010, and a decrease in value of $360 during 2010) to $10,936, as of September 30, 2010.  During the nine months ended September 30, 2010, the Company concluded that $1,973 of the decline in the fair value of the investment securities held by the Company was now other than temporary. The Company’s determination that certain of its long-term investment securities were other than temporarily impaired was based upon the fact that: (i) one of such securities with an aggregate par value of $5,400 was sold subsequent to September 30, 2010 resulting in an unrealized loss of $1,566; (ii) certain of such securities classified as preferred stock have ceased to pay interest and were additionally impaired for $79; and (iii) the Company experienced $328 related to credit losses which were recorded in accordance with authoritative guidance issued by the FASB based upon the Company’s analysis of the current market conditions of its securities.

Loss Before Income Taxes

For the three months ended September 30, 2010 and 2009

	2010	2009	$ Change	% Change
Licensing	$(3,621)	$(521)	$(3,100)	(595)%
Advertising, Media and Broadcast	(1,472)	(1,292)	(180)	(14)
Television and Film Production/Distribution	(3,395)	(1,535)	(1,860)	(121)
Total	$(8,488)	$(3,348)	$(5,140)	(154)%

For the nine months ended September 30, 2010 and 2009

	2010	2009	$ Change	% Change
Licensing	$(6,191)	$(7,578)	$1,387	18%
Advertising, Media and Broadcast	(5,423)	(3,898)	(1,525)	(39)
Television and Film Production/Distribution	(5,777)	(3,255)	(2,522)	(77)
Total	$(17,391)	$(14,731)	$(2,660)	(18)%

In the Licensing segment, the increase in segment loss for the three months ended September 30, 2010, as compared to the same period in 2009, was primarily attributable to lower licensing revenues and an other than temporary impairment of the Company’s investment securities, partially offset by a decrease in licensing expenses.

In the Licensing segment, the decrease in segment loss for the nine months ended September 30, 2010, as compared to the same period in 2009, was primarily attributable to a decrease in the other than temporary impairment of the Company’s investment securities, partially offset by lower licensing revenues.

In the Advertising Media and Broadcast segment, the increase in segment loss for the three months ended September 30, 2010, as compared to the same period in 2009, was primarily attributable to an increase in advertising expenses relating to the new fall broadcast lineup on the CW4Kids.

In the Advertising Media and Broadcast segment, the increase in segment loss for the nine months ended September 30, 2010, as compared to the same period in 2009, resulted from decreased revenue from the sale of internet advertising on the Company’s websites, partially offset by a decrease in segment expenses.

In the Television and Film Production/Distribution segment, the increase in segment loss for the three and nine months ended September 30, 2010, as compared to the same periods in 2009, was primarily due to increased amortization of television and film costs, as well as an overall decrease in production revenues partially offset by a decrease in international sales expense and personnel related costs.

Income Taxes

The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In view of the level of deferred tax assets as of September 30, 2010 and the Company’s historical losses from operations, the Company has determined that it should record a full valuation allowance against its net deferred tax assets.

As a result of the valuation allowance, the Company did not record a benefit from income taxes for the three and nine months ended September 30, 2010 and 2009.

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

Loss from Continuing Operations

As a result of the above, the Company had a loss from continuing operations for the three and nine months ended September 30, 2010 of $8,488 and $17,391, respectively, as compared to a loss from continuing operations of $3,348 and $14,731, respectively, for the same periods in 2009.

Discontinued Operations

Effective September 30, 2010, the Company has terminated the operations of TC Digital and TC Websites due to their continued lack of profitability.  As a consequence of the termination of their operations, TC Digital and TC Websites ceased supporting the Chaotic trading card game and website, effective October 1, 2010.  The results of operations for the trading card and game distribution segment are reported as a discontinued operation for the three and nine months ended September

30, 2010, and accordingly, the accompanying consolidated financial statements have been reclassified for all prior periods to report the assets, liabilities and operating results of this business.

The following are the summarized results of discontinued operations for the trading card and game distribution segment for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net revenues	$147	$1,534	$204	$1,786
Total costs and expenses	3,309	5,298	6,614	14,458
Loss from discontinued operations	$(3,162)	$(3,764)	$(6,410)	$(12,672)

The major classes of assets and liabilities of the discontinued operation on the balance sheet are as follows:

	September 30, 2010	December 31, 2009
ASSETS
Accounts receivable – net	$12	$627
Inventory	—	1,273
Prepaid and other current assets	53	501
Current assets of discontinued operations	$65	$2,401

Property and equipment - net	$—	$1,235
Other assets - net	—	486
Non-current assets of discontinued operations	$—	$1,721

LIABILITIES
Accounts payable and accrued expenses	$2,272	$2,738
Current liabilities of discontinued operations	$2,272	$2,738

In connection with the termination of the operations of TC Digital and TC Websites, the Company recorded charges for severance and termination benefits as well as other exit costs in the amount of approximately $2,524 during the nine months ended September 30, 2010.  The charges were attributable to certain exit costs incurred during the period, including the elimination of seven sales and related support positions as well as certain other management positions. Mr. Bryan Gannon’s position as Chief Executive Officer of TC Digital was eliminated as part of the staff reduction.  Mr. Gannon will provide certain transitional services through his termination date.  The remaining liability for severance and exit costs will be paid in accordance with the provisions of the contractual agreements and payments are expected to be completed at various times through 2010 and 2011.

Liquidity and Capital Resources

Financial Position

Cash and cash equivalents as of September 30, 2010 and December 31, 2009 were as follows:

	September 30,	December 31,
	2010	2009	$ Change

Cash and cash equivalents	$3,977	$3,621	$356

Long-term investments as of September 30, 2010 and December 31, 2009 were as follows:

	September 30,	December 31,
	2010	2009	$ Change

Investments	$10,936	$14,180	$(3,244)

The Company’s long-term investments principally consist of ARS, corporate bonds and preferred shares. ARS are generally rated “BBB” or better by one or more national rating agencies and have contractual maturities of up to 80 years. Of the aggregate principal amount of $23,850 in investment securities held by the Company as of September 30, 2010, 31% mature within the next 30 years, 60% mature through 2087 and the remaining 40% have no maturity date.  The Company classifies these investments as “available for sale”, for certain investments in debt and equity securities.  The ARS that the Company invests in generally had interest reset dates that occurred every 7 or 35 days and despite the long-term nature of their stated contractual maturity, the historical operation of the ARS market had given the Company the ability to quickly liquidate these securities at ongoing auctions every 35 days or less.

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

As of September 30, 2010, the Company held investment securities having an aggregate principal amount of $23,850.  The estimated fair market value of these securities as determined by the Company had declined by $12,914 (a decline of $12,554 prior to 2010, and a decrease in value of $360 during 2010) to $10,936, as of September 30, 2010.  During the nine months ended September 30, 2010, the Company concluded that $1,973 of the decline in the fair value of the investment securities held by the Company was now other than temporary. The Company’s determination that certain of its long-term investment securities were other than temporarily impaired was based upon the fact that: (i) one of such securities with an aggregate par value of $5,400 was sold subsequent to September 30, 2010 resulting in an unrealized loss of $1,566; (ii) certain of such securities classified as preferred stock have ceased to pay interest and were additionally impaired for $79; and (iii) the Company experienced $328 related to credit losses which were recorded in accordance with authoritative guidance issued by the FASB based upon the Company’s analysis of the current market conditions of its securities.

Since the Company has the ability, and presently expects, to hold its remaining investment securities until recovery of their face value, which may not be prior to the maturity of the applicable security (to the extent such security has a specified maturity date) and based on consideration of all of the factors described above, the Company considered certain of these investments to be temporarily impaired as such term is defined in the accounting literature. Accordingly, the entire balance of unrealized loss in accumulated other comprehensive income at September 30, 2010 relates to securities which the Company considers temporarily impaired.  Additionally, these remaining investment securities held by the Company have continued to pay interest according to their stated terms, which the Company believes may create an incentive for the issuers to redeem these securities once the current liquidity problems in the credit market substantially improve.

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

Given the failed auctions, the Company’s investment securities are currently illiquid.  Accordingly, the Company has classified all of its investment in ARS and the securities into which certain of the ARS have been exchanged, as non-current assets as of September 30, 2010 on its balance sheet due to the fact that the Company believes that the liquidity of these securities is unlikely to be restored in a period less than twelve months from such date.

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

In recent years, the Company has incurred substantial net losses and has used substantial amounts of cash in its operating activities.  Sales by the Company of certain securities held in its investment portfolio as well as certain other assets have significantly contributed to the funding of these operating losses.  While the timing of these sales was not primarily motivated by then current cash needs, without these sales the Company would not have had sufficient cash to fund its operations.   In addition to the Company's operating losses, the Company’s liquidity has been negatively affected by the limited liquidity of certain securities held in its investment portfolio.

Based on the Company’s cash position as of September 30, 2010, the anticipated effects of the significant cost cutting initiatives implemented by the Company during 2009 and continuing into 2010, and the Company’s belief that economic conditions have become more stable, the Company expects its overall cash position to provide adequate liquidity to fund its day-to-day operations for the next twelve months.  Additionally, certain of the Company’s investment securities, classified as long-term would be available to fund the Company’s current cash flow requirements.  However, the limited liquidity affecting a significant portion of the Company’s portfolio of investment securities is impacting the Company’s ability to make capital investments or expand its operations.

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

Sources and Uses of Cash

Cash flows for the nine months ended September 30, 2010 and 2009 were as follows:

Sources (Uses)	2010	2009
Operating Activities	$(2,403)	$(12,835)
Investing Activities	2,870	2,467
Financing Activities	(44)	47

Working capital, consisting of current assets less current liabilities, was $(6,939) as of September 30, 2010 and $4,859 as of December 31, 2009.

Operating Activities
2010
Net cash used in operating activities for the nine months ended September 30, 2010 of $2,403 primarily reflects a decrease in the Company’s business performance, offset by an increase in cash collections of the Company’s trade and income tax receivables, including a tax refund in an amount of $3,567 relating to extended net operating loss carrybacks.

2009
Net cash used in operating activities for the nine months ended September 30, 2009 of $12,835 primarily reflects a decrease in the Company’s business performance and a loss on the sale of investment securities.  This decrease was offset by increased collections of the Company’s accounts receivable.

Investing Activities
2010
Net cash provided by investing activities for the nine months ended September 30, 2010 of $2,870 reflects proceeds from the sale of the Company’s investment securities for $3,095, partially offset by purchases of property and equipment.

2009
Net cash provided by investing activities for the nine months ended September 30, 2009 of $2,467 reflects proceeds from the sale of one of the Company’s investment securities for $2,750, partially offset by purchases of property and equipment.

Financing Activities
2010
Net cash used in financing activities for the nine months ended September 30, 2010 of $44 reflects the Company’s purchase of shares of its common stock classified as treasury stock on the consolidated financial statements, offset by capital contributions from the Company’s noncontrolling interests.

2009
Net cash provided by financing activities for the nine months ended September 30, 2009 of $47 reflects the capital contributions from the Company’s noncontrolling interests, partially offset by the Company’s purchase of shares of its common stock classified as treasury stock on the consolidated financial statements.

During the nine months ended September 30, 2010, the Company's cash flow from operations was impacted by an overall decrease in consumer spending due to the diminished popularity of its Properties, as well as the current economic conditions.  While the Company strives to further diversify its revenue streams, management remains cognizant of changing trends in the toy, game and entertainment business and the difficulty in predicting the length of time a property will be commercially successful.  As a result, the Company's revenues, operating results and cash flow from operations may fluctuate significantly from year to year and present operating results are not necessarily indicative of future performance.

Broadcast Agreements

Broadcast Agreement (The CW Broadcast Agreement) - On October 1, 2007, the Company and The CW entered into an agreement, which was amended on June 24, 2010, pursuant to which The CW granted to the Company the exclusive right to program The CW's Saturday morning children's programming block (“The CW4Kids”) that is broadcast in most markets between 7am and 12pm for an initial term of five years beginning with The CW's 2008-2009 broadcast season (the “CW Agreement”).

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

The CW and the Company share in national ad revenue (“revenue”) from the block, with The CW’s share of revenue to be applied against a guarantee payable by the Company to The CW. The minimum guarantee payable by the Company to The CW under the CW Agreement was $15,000 for broadcast seasons prior to the 2009/2010 broadcast season and will be $12,000 for the 2009 / 2010 broadcast season, and $11,500 for the remaining three broadcast seasons under the period covered by the CW Agreement.  Prior to the 2009 / 2010 broadcast season, the revenue sharing percentage split in favor of the CW was 80% / 20% until $20,000 in revenue has been realized and a revenue split of 50% / 50% applied thereafter; commencing with the 2009 / 2010 broadcast season, the CW Agreement provides for (1) an 80% / 20% revenue split in favor of The CW until it has received its minimum guarantee applicable to such broadcast season, (2) the Company to retain 100% of the revenue until its share of the revenue for such broadcast season equals 35%, (3) a 65% / 35% revenue split in favor of The CW until $20,000 in revenue has been realized and (4) a revenue split between the parties of 50% / 50% thereafter.  The Agreement also requires the Company to make certain security arrangements in favor of The CW to secure payment of the minimum guarantee and The CW's share of national advertising proceeds.

Contractual Commitments

The Company’s contractual obligations and commitments are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  As of September 30, 2010, the Company’s remaining contractual obligations and commitments have not materially changed since December 31, 2009 with the exception of the amendment of the CW Agreement discussed above.

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

We completed an evaluation under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the third quarter, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

(b) There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

TCD International, Ltd. - On February 12, 2010, Home Focus Development, Ltd., a British Virgin Islands Corporation, (“Home Focus”) filed suit against 4Kids in the United States District Court for the Southern District of New York. Home Focus alleged that 4Kids owed Home Focus $1,075 under an Interest Purchase Agreement among 4Kids, Home Focus and TC Digital entered into on March 2, 2009, pursuant to which the Company acquired a 25% ownership interest in TCD International, Ltd (“TDI”).

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

On July 14, 2010, 4Kids and TPC executed a tolling agreement tolling the statute of limitations until October 21, 2010 with respect to TPC’s claims. 4Kids and TPC also agreed in the tolling agreement that neither party would commence any litigation against the other party until after the expiration of the tolling period in order to allow for the parties to complete their respective audits and to discuss the results thereof.  During mid-June 2010, 4Kids commenced its audit of TPC which 4Kids expects to complete over the next few months. On October 12, 2010, 4Kids and TPC executed an amendment to the tolling agreement extending the tolling of the statute of limitations until January 15, 2011.

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

The ADK Letter also demanded that 4Kids and ADK sign a tolling agreement with an effective date of June 1, 2010 which would stop the running of the statute of limitations during the four month tolling period starting on June 1, 2010 and concluding on September 30, 2010. On June 29, 2010, 4Kids and ADK entered into the tolling agreement described above. On October 19, 2010, 4Kids and ADK signed an amendment to the tolling agreement extending the tolling period through December 31, 2010.

During the third quarter of 2010, 4Kids provided additional information to the auditor for ADK to address various inquiries contained in the ADK Letter and in subsequent correspondence. 4Kids believes that as of the date hereof, the Yu-Gi-Oh! Audit is substantially complete. However, 4Kids has not yet received the audit report. After the receipt of the audit report, it is expected that 4Kids and ADK will review the audit report and seek to resolve any claims. 4Kids believes that it has paid the Yu-Gi-Oh! Consortium its full share of Yu-Gi-Oh! revenues.

The Company, from time to time, is involved in litigation, contract disputes and claims arising in the ordinary course of its business. The Company does not believe that such litigation to which the Company or any subsidiary of the Company is a party or of which any of their Properties is the subject or any claims made against it will, individually or in the aggregate, have a material adverse effect on the Company’s financial position or the results of its operations.  The Company has established certain reserves reflected in its balance sheet as of September 30, 2010 which 4Kids believes will be sufficient to cover any liability the Company may have in connection with any such litigation and claims.

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

Date: November 12, 2010

By: /s/ Alfred R. Kahn
Alfred R. Kahn,
Chairman of the Board,
Chief Executive Officer and
Director

By: /s/ Bruce R. Foster
Bruce R. Foster,
Executive Vice President,
Treasurer, Chief Financial
Officer and Principal Accounting
Officer