Form 10-Q/A
period 2010-09-30
4 KIDS ENTERTAINMENT INC
filed 2011-03-30
CIK 58592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No.1

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

Large accelerated filer  ☐             Accelerated filer  ☐             Non-accelerated filer  ☐            Smaller reporting company  ☒
      (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No☒

As of November 12, 2010, the number of shares outstanding of the common stock of 4Kids Entertainment, Inc., par value $.01 per share was 13,528,958.

Explanatory Note

4Kids Entertainment, Inc. (the “Company”) is filing this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, which was originally filed with the Securities and Exchange Commission (the “SEC”) on November 15, 2010 (the “Original Filing”). This Amendment is filed for the sole purpose of changing the Company’s filing status from a non-accelerated filer to a smaller reporting company beginning with the Company’s third quarter, based on the Company’s calculation of its public float in accordance with Exchange Act Rule 12b-2.

This Amendment does not reflect events occurring after the filing of the Original Filing and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Filing.  All other Items of the Original Filing have been omitted from this Amendment.  Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing.

Item 6.                      Exhibits.

(a)	Exhibits

31.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Joint Certification of principal executive officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

4KIDS ENTERTAINMENT, INC.

Date: March 30, 2011

By: /s/ Samuel R. Newborn
Samuel R. Newborn
principal executive officer

By: /s/ Bruce R. Foster
Bruce R. Foster,
Executive Vice President,
Treasurer, Chief Financial
Officer and principal accounting officer