Form 10-K
period 2010-12-31
4 KIDS ENTERTAINMENT INC
filed 2011-03-31
CIK 58592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2010
OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File No. 0-7843

4Kids Entertainment, Inc.
(Exact name of registrant as specified in its charter)
          New York                                                                                       13-2691380
(State or other jurisdiction of                                                                                   (I.R.S. Employer
incorporation or organization)                                                                                 Identification No.)

53 West 23rd Street, New York, New York                                                                                     10010
(Address of principal executive offices)                                                                                       (Zip Code)

Registrant’s telephone number, including area code: (212) 758-7666
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes __ No X
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes___ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer,” “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ___                                                      Accelerated filer___                                           Non-accelerated filer ___             Smaller reporting company   X
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes___ No X

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on June 30, 2010 as reported on the OTC Bulletin Board, was approximately $4,976,372. The calculation of the aggregate market value of voting stock excludes shares of Common Stock held by current executive officers, directors, and stockholders that the registrant has concluded are affiliates of the registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Common Stock, $.01 Par Value                                                                                                           13,528,958
                                         (Title of Class)                                                                                                           (No. of Shares Outstanding at March 30, 2011)

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2011 are incorporated by reference into Part III of this Annual Report  on Form 10-K.

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

The Licensing segment accounted for approximately 83%, 70% and 41% of consolidated net revenues for the years ended December 31, 2010, 2009 and 2008, respectively.

Advertising Media and Broadcast - The Company, through a multi-year agreement with The CW Network, LLC (“The CW”), leases The CW’s Saturday morning programming block (“The CW4Kids”), which broadcasts in most markets from 7am to 12pm, for an initial term of five years beginning with The CW's 2008-2009 broadcast season.  The Company provides substantially all programming content to be broadcast on The CW4Kids.  4Kids Ad Sales, Inc. (“4Kids Ad Sales”), a wholly-owned subsidiary of the Company, retains a portion of the revenue from its sale of network advertising time for the five-hour time period.

The Company, through a multi-year agreement (the “Fox Agreement”) with Fox Broadcasting Corporation (“Fox”), leased Fox’s Saturday morning programming block (“4Kids TV”) from 8am to 12pm eastern/pacific time (7am to 11am central time) until December 31, 2008. The Company provided substantially all programming content to be broadcast on 4Kids TV and 4Kids Ad Sales retained all of the revenue from its sale of network advertising time for the four-hour programming block.

The Advertising Media and Broadcast segment also generates revenues from the sale of advertising on the Company’s multiple websites.  These websites showcase and promote The CW4Kids, as well as 4Kids’ many Properties.

The Advertising Media and Broadcast segment accounted for 6%, 8% and 39% of consolidated net revenues for the years ended December 31, 2010, 2009 and 2008, respectively.

Television and Film Production/Distribution - The Television and Film Production/Distribution business segment consists of the results of operations of the following wholly-owned subsidiaries of the Company:  4Kids Productions, Inc. (“4Kids Productions”); 4Kids Entertainment Music, Inc. (“4Kids Music”); and 4Kids Entertainment Home Video, Inc. (“4Kids Home Video”). 4Kids Productions produces and adapts animated and live-action television programs and theatrical motion pictures for distribution to the domestic and international television, home video and theatrical markets. 4Kids Music composes original music for incorporation into television programming produced by 4Kids Productions and markets and manages such music. 4Kids Home Video distributes home videos associated with television programming produced by 4Kids Productions

The Television and Film Production/Distribution segment accounted for 11%, 22% and 20% of consolidated net revenues for the years ended December 31, 2010, 2009 and 2008, respectively.

Discontinued Operation - Trading Card and Game Distribution - Through its wholly-owned subsidiary, 4Kids Digital Games, Inc. (“4Kids Digital”), the Company owns 55% of TC Digital Games LLC, a Delaware limited liability company (“TC Digital”) which produces, markets and distributes the “Chaotic” trading card game. Through its wholly-owned subsidiary, 4Kids Websites, Inc. (“4Kids Websites”), the Company owns 55% of TC Websites LLC, a Delaware limited liability company (“TC Websites”) which owns and operates www.chaoticgame.com, the companion website for the “Chaotic” trading card game.  TC Digital and TC Websites were the exclusive licensees of certain patents covering the uploading of coded trading cards to a website where online game play and community activities occur.  Effective September 30, 2010, the Company terminated the operations of TC Digital and TC Websites due to their continued lack of profitability.  The termination of the business of TC Digital and TC Websites will enable the Company to further reduce costs and focus on its core businesses.  As a consequence of the termination of their operations, TC Digital and TC Websites ceased supporting the Chaotic trading card game and website, effective October 1, 2010.  The results of operations of TC Digital and TC Websites are reported in the Company’s consolidated financial statements as discontinued operations subject to a noncontrolling interest (see Note 12 of the notes to the Company’s consolidated financial statements).  All prior financial statements have been reclassified to conform to the presentation of this discontinued operation.

Certain of the Company’s former executive officers have interests in Chaotic USA Digital Games LLC (“CUSA LLC”), Chaotic USA Entertainment Group, Inc. (“CUSA”) and certain other entities with which TC Digital and TC Websites have engaged in transactions since their formation. Information regarding these relationships can be found in Note 18 of the notes to the Company’s consolidated financial statements.

Recent Developments; A Going Concern- We have experienced substantial net losses, as well as negative cash flows from operations, in recent years, and have used substantial amounts of cash to fund our operating activities.  Sales by us of certain securities held in our investment portfolio as well as certain other assets have significantly contributed to the funding of these operating losses.  In addition to the financial challenges we are facing, on March 24, 2011, the Company received a letter from Asatsu-DK Inc (“ADK”) on behalf of itself and TV Tokyo Corporation (collectively, the “Licensors”) purporting to terminate the agreement dated July 1, 2008 between the Licensors and the Company with respect to the Yu-Gi-Oh! Property (the “Yu-Gi-Oh! Agreement”), which accounted for approximately 36% of the Company’s net revenue for the year ended December 31, 2010, for alleged breaches of the Yu-Gi-Oh! Agreement by the Company.  On March 24, 2011, the Licensors filed a lawsuit against the Company in the United States District Court for the Southern District of New York also claiming that the Company has breached the Yu-Gi-Oh! Agreement and seeking more than $4,700 in damages. While the Company believes that the Licensors’ purported termination of the Yu-Gi-Oh! Agreement is invalid and ineffective, a finding that such purported termination is valid would have a material adverse effect on the Company’s financial condition and results of operations and would likely significantly impede the Company’s ability to continue its operations.  Our overall cash and investment position as of December 31, 2010 together with the realized and anticipated effects of the significant cost cutting initiatives we implemented during 2009 and 2010 provides limited liquidity to fund our day-to-day operations. The financial challenges facing us as a result of our recent history of losses and the limited liquidity available to us to fund day-to-day operations, together with the potential loss of the benefits of the Yu-Gi-Oh! Agreement as a result of the actions of the Licensors raise substantial doubt regarding our ability to continue as a going concern.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to retain the benefits of the Yu-Gi-Oh Agreement and successfully dispute the Licensors damages claims as well as our ability to generate other revenues.  If the Company’s continued attempts to resolve the dispute with the Licensors are unsuccessful, the Company intends to take all actions it deems necessary to preserve its business and assets, including the potential filing of a petition under Chapter 11 of the United States Bankruptcy Code.  A bankruptcy filing by us would subject our business and operations to various risks.

Our consolidated financial statements have been prepared assuming that we will be able to continue to operate as a going concern.  Our historical recurring losses and negative cash flows from operations together with the dispute with the Licensors under the Yu-Gi-Oh! Agreement has caused our independent registered public accounting firm to include an explanatory paragraph in their report dated March 30, 2011 expressing substantial doubt about our ability to continue as a going concern.

Financial Information About Industry Segments - Financial information regarding the Company’s industry segments and non-U.S. sales and assets can be found in Note 20 of the notes to the Company’s consolidated financial statements.

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

Two Properties, “Yu-Gi-Oh!” and “Pokémon” represented 36% and 20%, respectively, of consolidated net revenues for fiscal 2010.  One licensee, Konami Corporation, represented 39% of consolidated net revenues for fiscal 2010.  For more information on the Company’s Revenues/Major Customers, please see Note 8 of the notes to the Company’s consolidated financial statements.

Trademarks and Copyrights - Except as provided below, the Company generally does not own any trademarks or copyrights in Properties which the Company represents as a merchandising agent. The trademarks and copyrights are typically owned by the creators of the Properties or by other entities, which may have expended substantial amounts of resources in developing or promoting the Properties.

The Company owns the copyrights and trademarks to “Charlie Chan” and the “WMAC Masters” live action television series.  The Company is also a joint copyright holder of the “Cubix” CGI television series and the “Chaotic” animated television series produced by 4Kids Productions.   Additionally, the Company is a joint copyright holder of the “Chaotic” trading card artwork for the “Chaotic” trading card game. The Company also jointly owns the copyright to the “Chaotic” trading card game as it relates to revisions to the original “Chaotic” trading card game previously sold in Denmark.  The Company, through its 55% ownership interest in TC Websites, jointly owns the intellectual property rights to the website, including certain proprietary software contained in the website which enables “Chaotic” website visitors to play the “Chaotic” trading card game online at www.chaoticgame.com.

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

Competition - The Company’s principal competitors in the Licensing segment are the large media companies (e.g., Disney, Time Warner and Nickelodeon, which is owned by Viacom) with consumer products/merchandise licensing divisions, toy companies, other licensing companies, and numerous individuals who act as merchandising agents. There are also many independent product development firms with which the Company competes. Many of these companies have substantially greater resources than the Company and represent properties which have been commercially successful for longer periods than the Properties represented by the Company. The Company believes it would be relatively easy for a potential competitor to enter the market in light of the relatively small investment required to commence operations as a merchandising agent.

The Company’s Advertising Media and Broadcast segment also operates in a highly competitive marketplace against large media companies (e.g., Disney, Time Warner, CBS, NBC and Nickelodeon, which is owned by Viacom) with substantially greater resources and distribution networks than the Company. The Company’s ability to derive advertising revenue from the sale of commercial time on The CW4Kids, as well as internet advertising on its websites, substantially depends on the popularity of the television shows that the Company broadcasts. The Company also faces significant competition from other television broadcasters and cable networks, which also broadcast children’s television shows on Saturday mornings and sell advertising on their related websites.

The Company’s Television and Film Production/Distribution segment competes with all forms of entertainment directed at children. There are a significant number of companies that produce and/or broadcast television programming, distribute theatrical motion pictures and home videos for the children’s audience and program websites directed to children.  The Company also competes with these companies to obtain creative talent to write, adapt, score, provide voice-overs and produce the television programs and theatrical motion pictures marketed by the Company.

Employees - As of March 30, 2011, the Company had a total of 89 full-time employees in its domestic and international operations.  Of the total, 46 employees were primarily rendering services for the Licensing segment, 17 were primarily rendering services for the Advertising Media and Broadcasting segment and 26 were primarily rendering services for the Television and Film Production/Distribution segment. The Company also hires additional employees on a program-by-program basis whose compensation is typically allocated to the capitalized cost of the related programming.

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

Executive Officers of the Company

Name	Age	Employed By Registrant Since	Recent Position(s) Held As Of March 30, 2011
Bruce R. Foster	51	2002	Executive Vice President and Chief Financial Officer (since 2005); Senior Vice President of Finance (2002 to 2005)
Samuel R. Newborn	56	2000	Executive Vice President and General Counsel
Brian Lacey	60	2003	Executive Vice President, International
Daniel Barnathan	56	2002	President of 4Kids Ad Sales, Inc.

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

We have experienced operating losses and negative cash flows from operations during recent years and these financial challenges together with the possible loss of our license to the Yu-Gi-Oh! Property has caused substantial doubt about our ability to continue as a going concern and could lead to a Chapter 11 bankruptcy filing.

We have experienced substantial net losses, as well as negative cash flows from operations, in recent years, and have used substantial amounts of cash to fund our operating activities.  Sales by us of certain securities held in our investment portfolio as well as certain other assets have significantly contributed to the funding of these operating losses.  If we do not become profitable and generate positive cash flows from operations, we will require additional sources of cash to fund continued operations.  If such additional funding is needed, we will consider all alternatives available to us, including, but not limited to sales of assets, issuance of equity or debt securities and third party arrangements.  There can be no assurance, however, that we would be able to generate such additional cash in a timely manner or that such additional cash could be obtained on terms acceptable to us.

In addition to the financial challenges we are facing, on March 24, 2011, the Company received a letter from the Licensors purporting to terminate the agreement dated July 1, 2008 between the Licensors and the Company with respect to the Yu-Gi-Oh! Agreement, which accounted for approximately 36% of the Company’s net revenue for the year ended December 31, 2010, for alleged breaches of the Yu-Gi-Oh! Agreement by the Company.  On March 24, 2011, the Licensors filed a lawsuit against the Company in the United States District Court for the Southern District of New York also claiming that the Company has breached the Yu-Gi-Oh! Agreement and seeking more than $4,700 in damages. While the Company believes that the Licensors’ purported termination of the Yu-Gi-Oh! Agreement is invalid and ineffective, a finding that such purported termination is valid would have a material adverse effect on the Company’s financial condition and results of operations and would likely significantly impede the Company’s ability to continue its operations.  If the Company’s continued attempts to resolve the dispute with the Licensors are unsuccessful, the Company intends to take all actions it deems necessary to preserve its business and assets, including the potential filing of a petition under Chapter 11 of the United States Bankruptcy Code.

A bankruptcy filing by us would subject our business and operations to various risks, including but not limited to, the following:

•	A bankruptcy filing may adversely affect our business prospects, including our ability to continue to obtain and maintain the contracts necessary to operate our business on competitive terms;

•	We may be unable to retain and motivate key executives and employees through the bankruptcy process, and we may have difficulty attracting new employees;

•	There can be no assurance as to our ability to maintain or obtain sufficient financing sources for operations or to fund any reorganization plan and meet future obligations;

•
There can be no assurance that we will be able to successfully develop, prosecute, confirm and consummate one or more plans of reorganization that are acceptable to the bankruptcy court and our creditors, equity holders and other parties in interest;

•	The value of our common stock could be reduced to zero as result of a bankruptcy filing.

Our overall cash and investment position as of December 31, 2010 together with the realized and anticipated effects of the significant cost cutting initiatives we implemented during 2009 and 2010 provides only limited liquidity to fund our day-to-day operations. The financial challenges facing us as a result of its recent history of losses and the limited liquidity available to us to fund day-to-day operations, together with the potential loss of the benefits of the Yu-Gi-Oh! Agreement as a result of the actions of the Licensors raise substantial doubt regarding our ability to continue as a going concern.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon a number of factors, including our ability to retain the benefits of the Yu-Gi-Oh Agreement and successfully dispute the Licensors damages claims as well as our ability to generate additional revenues.

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

We have historically derived a substantial portion of our licensing revenues from a small number of Properties which usually generate revenues only for a limited period of time.  For the year ended December 31, 2010, we derived approximately 65%, or $7,745 of our licensing revenues from two Properties.  Our licensing revenues are also subject to the changing trends in the toy, game and entertainment industries.  Consequently, our licensing revenues may be subject to dramatic increases and decreases from particular sources over time. In addition, we do not control the timing of the release of products by licensees which can affect both the amount of licensing revenues earned and the periods during which such revenues are recognized.  A significant decrease in our licensing revenues could have a material adverse impact on our financial condition and results of operations.  Additionally, due to the expiration or termination in 2010 of representation agreements between the Company and various licensors and the expiration of the “Teenage Mutant Ninja Turtles”, “Monster Jam” and “Cabbage Patch Kids” license agreements, the Company is likely to receive only a small share of merchandise licensing revenues in 2011 from those long-standing Properties.   There can be no assurance that the Company will be able to license new properties to replace the substantial revenue streams contributed by the “Teenage Mutant Ninja Turtles”, “Monster Jam” and “Cabbage Patch Kids” Properties to the Company in previous years.

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

Historically, the majority of the television episodes produced by our production studio were English language dubbed versions of previously produced foreign language programming. We were able to license television broadcast rights, home video rights and merchandising rights to such foreign language programming for rights fees that were substantially below the cost of producing original programming. Beginning in 2005, we began shifting our strategic focus toward the production of more original animated programming in an effort to obtain a higher percentage of revenues and build the value of our programming library.  The investment required to produce original animated programming is substantially greater than our historical cost of dubbing and adapting existing foreign language animated programming. Our production of original programming funded in whole or in part by us has resulted in a substantial increase in capitalized film costs that will be amortized based on overall market acceptance and projected revenues.  To the extent that a Property performs at a level lower than our expectations, the ratio of amortization expense will increase and may adversely impact our operating margins and results of operations. Our investment in original programming has not been successful and we have been required to write-down capitalized film costs associated with the unsuccessful series, which has had a material adverse impact on our financial condition and results of operations.

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

Licensing.  Our principal competitors in the Licensing segment are the large media companies (e.g., Disney, Time Warner and Nickelodeon, which is owned by Viacom) with consumer products/merchandise licensing divisions, toy companies, other licensing companies, and numerous individuals who act as merchandising agents. There are also many independent product development firms with which we compete. Many of these companies have substantially greater resources than we do and represent properties which have been commercially successful for longer periods than our Properties. We believe that it would be relatively easy for a potential competitor to enter this market in light of the relatively small investment required to commence operations as a merchandising agent.

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

The success of our business depends to a significant extent upon the skills, experience and efforts of a number of senior management personnel and other key employees.  In certain instances, we have employment agreements in place as a method of retaining the services of these key employees.  The loss of the services of any of our senior management personnel or other key employees could have a material adverse effect on our business, results of operations or financial condition.  On January 11, 2011, we announced that Alfred R. Kahn had retired and resigned from his position as Chief Executive Officer of the Company, as Chairman of the Company’s Board of Directors, and as a member of our Board of Directors, effective January 10, 2011.  Our Company’s Board of Directors has appointed Director Michael Goldstein as interim Chairman and our existing executive senior management personnel are currently responsible for running our operations.  We are not currently seeking a replacement chief executive officer pending the outcome of the process currently being undertaken by a special committee of our Board of Directors formed for the purpose of exploring potential strategic alternatives.  Due to financial uncertainty affecting the Company and our limited resources, we may have difficulty in attracting new executive talent.

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

We may be subject to audit claims from our partners.

We are currently participating in audits by certain of our Property partners.  The parties have met several times to discuss a resolution of the audit issues. There can be no assurance that the parties will conclude their discussions regarding the audit issues satisfactorily. Any such failure to successfully resolve the audit issues may result in litigation which may have a material adverse effect on our financial position or the results of our operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table sets forth, with respect to properties leased (none are owned) by the Company on December 31, 2010, the location of the property, the date on which the lease expires and the use which the Company makes of such facilities:

Address	Expiration of Lease	Use	Approximate Square Feet

53 West 23rd Street, 11th Floor New York, New York	June 30, 2017	Executive, Administrative and Production Facilities	25,000

53 West 23rd Street, 6th Floor New York, New York	February 29, 2012	Sales, Marketing and Website Development	5,600

1st Floor Mutual House 70 Conduit Street London, England	July 30, 2011	International Sales Office	2,400

12481 High Bluff Drive, Suite 110 San Diego, California	February 24, 2011	Trading Card and Game Distribution – Discontinued Operation	4,200

The executive, marketing, sales and administrative offices are utilized by the Licensing and Advertising Media and Broadcast segments.  The international sales office is utilized primarily by the Licensing Segment.  The production and the website development facilities are primarily utilized by the Television and Film Production/Distribution segment.

Item 3. Legal Proceedings.

TCD International, Ltd. - On February 12, 2010, Home Focus Development, Ltd., a British Virgin Islands Corporation, (“Home Focus”) filed suit against 4Kids in the United States District Court for the Southern District of New York. Home Focus alleged that 4Kids owed Home Focus $1,075 under an Interest Purchase Agreement among 4Kids, Home Focus and TC Digital entered into on March 2, 2009, pursuant to which the Company acquired a 25% ownership interest in TCD International, Ltd. (“TDI”).

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

During the last few months, the parties have had substantive discussions and have exchanged draft agreements regarding the possible resolution of the claims and counterclaims. There can be no assurance that the parties will conclude their settlement discussions satisfactorily.

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

On July 14, 2010, 4Kids and TPC executed a tolling agreement tolling the statute of limitations until October 21, 2010 with respect to TPC’s claims. 4Kids and TPC also agreed in the tolling agreement that neither party would commence any litigation against the other party until after the expiration of the tolling period in order to allow for the parties to complete their respective audits and to discuss the results thereof.  During mid-June 2010, 4Kids commenced its audit of TPC which 4Kids expects to complete over the next few months.   On October 12, 2010, 4Kids and TPC executed an amendment to the tolling agreement extending the tolling of the statute of limitations until January 15, 2011.  On January 26, 2011, 4Kids and TPC executed a second amendment to the tolling agreement extending the tolling of the statute of limitations until March 15, 2011. On March 25, 2011, 4Kids and TPC executed a third amendment to the tolling agreement extending the tolling of the statute of limitations until April 15, 2011.

Over the last several weeks, the parties have had productive discussions with regard to the resolution of the Pokémon royalty audit.

Yu-Gi-Oh! Royalty Audit - During the first quarter of 2010, ADK, a member of the consortium of Japanese companies that controls the rights to Yu-Gi-Oh! ("Yu-Gi-Oh! Consortium"), commenced an audit of 4Kids with respect to the amounts paid by 4Kids to ADK during the course of the 4Kids representation of Yu-Gi-Oh!, which started in 2001.

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

On December 20, 2010, 4Kids received a letter from ADK which alleged audit findings of $4,819. By letters dated December 29, 2010, 4Kids disputed substantially all of the alleged audit findings. On January 11, 2011, the parties entered into another amendment to the tolling agreement extending the tolling period through March 31, 2011.

On March 4, 2011, ADK requested a payment from the Company in order for representatives of the Licensors to agree to meet with representatives of the Company. On March 17, 2011, 4Kids made a $1 million payment to ADK as a show of good-faith so that a meeting could take place with ADK to attempt to resolve the audit claims. Notwithstanding the $1 million good-faith payment, the Company also reserved its rights to dispute all of ADK’s audit claims. On March 18, 2011, representatives of 4Kids met with representatives of ADK in a further, but ultimately unsuccessful, attempt to resolve the outstanding issues.

On March 24, 2011, 4Kids received a letter from the Licensors purporting to terminate the agreement dated July 1, 2008 between the Licensors and 4Kids with respect to the Yu-Gi-Oh! Property (the “Yu-Gi-Oh! Agreement”) for alleged breaches of the Yu-Gi-Oh! Agreement by 4Kids.  The purported termination letter did not comply with the 10 business day notice and cure provision in the Yu-Gi-Oh! Agreement. On March 24, 2011, the Licensors filed a lawsuit against the Company in the United States District Court for the Southern District of New York also claiming that the Company has breached the Yu-Gi-Oh! Agreement on grounds substantially the same as those asserted in its audit findings and seeking more than $4,700 in damages.

On March 27, 2011, 4Kids, responding to the letter from the Licensors, completely rejected the purported termination of the Yu-Gi-Oh! Agreement by the Licensors as wrongful and devoid of any factual and legal basis.  On March 30, 2011, the Company received a letter from counsel to the Licensors reiterating the Licensors’ position with respect to the termination of the Yu-Gi-Oh! Agreement.  4Kids intends to vigorously oppose the purported termination of the Yu-Gi-Oh! Agreement and to defend itself against the claims brought in the lawsuit. Also, notwithstanding the lawsuit and the other actions taken by the Licensors, 4Kids continues its efforts to resolve the dispute with the Licensors.

While 4Kids believes that the Licensors’ purported termination of the Yu-Gi-Oh! Agreement is invalid and ineffective, a finding that such purported termination is valid would have a material adverse effect on the Company’s financial condition and results of operations and would likely significantly impede 4Kids’ ability to continue its operations.  If 4Kids’ continued attempts to resolve the dispute with the Licensors are unsuccessful, 4Kids intends to take all actions it deems necessary to preserve its business and assets, including the potential filing of a petition under Chapter 11 of the United States Bankruptcy Code.

4Kids’ consolidated financial statements have been prepared assuming that we will be able to continue to operate as a going concern.  4Kids historical recurring losses and negative cash flows from operations together with the dispute with the Licensors under the Yu-Gi-Oh! Agreement has caused 4Kids’ independent registered public accounting firm to include an explanatory paragraph in their report dated March 30, 2011 regarding their concerns about 4Kids’ ability to continue as a going concern.

The Company, from time to time, is involved in litigation, contract disputes and claims arising in the ordinary course of its business. Except as described above, the Company does not believe that such litigation to which the Company or any subsidiary of the Company is a party or of which any of their Properties is the subject or any claims made against it will, individually or in the aggregate, have a material adverse effect on the Company’s financial position or the results of its operations or cash flows.

Item 4. [Removed and Reserved]

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information - Our Common Stock has been quoted on the OTC Bulletin Board Market since June 1, 2010 under the trading symbol “KIDE.PK”.  Prior to June 1, 2010, our common stock was listed for trading on the New York Stock Exchange under the symbol “KDE”.  The following table indicates high and low sales quotations for the periods indicated based upon information reported by the New York Stock Exchange and the OTC Bulletin Board. The prices quoted on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commissions. The OTC Bulletin Board prices listed below may not represent actual transaction prices.

2010	Low	High
First Quarter	$1.01	$1.70
Second Quarter	0.55	1.25
Third Quarter	0.53	0.80
Fourth Quarter	0.32	0.64

2009	Low	High
First Quarter	$1.01	$2.48
Second Quarter	1.09	2.24
Third Quarter	1.35	2.43
Fourth Quarter	1.30	2.15

(b) Holders - The approximate number of holders of record of the Company’s Common Stock on March 30, 2011 was 4,830.

(c) Dividends - There were no dividends or other distributions made by the Company during 2010 or 2009. Future dividend policies will be determined by the Board of Directors based on the Company’s earnings, financial condition, capital requirements and other existing conditions. It is anticipated that cash dividends will not be paid to the holders of the Company’s Common Stock in the foreseeable future.

(d) Equity Compensation Plan Information - Information regarding the Company’s equity compensation plans is incorporated by reference to Item 12 in Part III of this Form 10-K.

(e) Performance Graph - The following graph compares the cumulative total shareholders return of our common stock with the cumulative return of the Standard & Poor’s Small Cap 600 Index (“S&P 600”), the Russell 2000 Index (“Russell 2000”) and a group of companies, consisting of The Walt Disney Company, Time Warner, Inc., World Wrestling Entertainment, Inc., and Mattel, Inc. (“Peer Group”) for the period beginning December 31, 2005 and ending December 31, 2010.  The graph assumes that $100 was invested on December 31, 2005, and that any dividends were reinvested.  Marvel Entertainment, Inc. was removed from the peer group as it was purchased by The Walt Disney Company in the current year.  The Company intends to continue to evaluate and identify potential companies which may be appropriate for its Peer Group.

	December 31,
	2005	2006	2007	2008	2009	2010
4Kids	$100.00	$116.12	$83.81	$12.49	$10.13	$2.61
S&P 600	$100.00	$114.07	$112.68	$76.63	$94.85	$118.55
Russell 2000	$100.00	$118.37	$116.51	$77.15	$55.27	$69.25
Peer Group	$100.00	$132.12	$114.85	$83.20	$134.47	$152.07

(f)	Purchases of Equity Securities by the Issuer -

ISSUER PURCHASE OF EQUITY SECURITIES

Period During 2010	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jan. 1 – Jan. 31	—	—	—	—
Feb. 1 – Feb. 28	—	—	—	—
Mar. 1 – Mar. 31	—	—	—	—
Apr. 1 – Apr. 30	—	—	—	—
May 1 – May 31	64,841	$0.84	—	—
Jun. 1 – Jun. 30	—	—	—	—
Jul. 1 – Jul. 31	—	—	—	—
Aug. 1 – Aug. 31	—	—	—	—
Sep. 1 – Sep. 30	—	—	—	—
Oct. 1 – Oct. 31	—	—	—	—
Nov. 1 – Nov. 30	—	—	—	—
Dec. 1 – Dec. 31	—	—	—	—
Total	64,841	$0.84	—	—

In May 2010, 64,841shares were repurchased to discharge withholding tax obligations upon the vesting of certain employees’ restricted stock awards.

Item 6. Selected Consolidated Financial Data.
 (In thousands of dollars, except share and per share data)

Our selected consolidated financial data presented below has been derived from our audited consolidated financial statements and should be read in conjunction with the notes to the Company’s consolidated financial statements and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	2010	2009	2008	2007	2006
Net revenues:
Service revenue	$14,478	$24,394	$41,925	$48,428	$61,661
Other revenue	—	9,786	—	—	—
Total net revenues	14,478	34,180	41,925	48,428	61,661

Costs and expenses:
Selling, general and administrative (*)	28,011	33,175	36,966	34,974	39,001
Amortization of television and film costs	6,827	21,511	7,707	8,179	8,041
Amortization of 4Kids TV broadcast fee	—	—	16,022	21,472	22,462
Impairment of investment in international
trading card subsidiary	—	2,430	—	—	—
Total costs and expenses	34,838	57,116	60,695	64,625	69,504

Loss from operations	(20,360)	(22,936)	(18,770)	(16,197)	(7,843)

Interest income	403	1,076	2,722	5,281	4,143
Impairment of investment securities	(3,578)	(6,175)	(7,834)	—	—
Loss on sale of investment securities	(1,616)	(7,647)	—	—	—
Total other (expense) income	(4,791)	(12,746)	(5,112)	5,281	4,143

Loss before income taxes	(25,151)	(35,682)	(23,882)	(10,916)	(3,700)
Benefit from (provision for) income taxes	—	3,805	(300)	(2,436)	3,506

Loss from continuing operations	(25,151)	(31,877)	(24,182)	(13,352)	(194)
Loss from discontinued operations	(6,489)	(20,579)	(12,637)	(9,974)	(812)
Net loss	(31,640)	(52,456)	(36,819)	(23,326)	(1,006)

Loss attributable to noncontrolling interests	4,479	10,380	—	—	—

Net loss attributable to 4Kids Entertainment, Inc.	$(27,161)	$(42,076)	$(36,819)	$(23,326)	$(1,006)

Per share amounts:
Basic and diluted loss per share attributable to
4Kids Entertainment, Inc. common shareholders
Continuing operations	$(1.87)	$(2.40)	$(1.81)	$(1.01)	$(0.01)
Discontinued operations	(0.15)	(0.76)	(0.98)	(0.76)	(0.07)
Basic and diluted loss per share attributable to
4Kids Entertainment, Inc. common shareholders	$(2.02)	$(3.16)	$(2.79)	$(1.77)	$(0.08)
Weighted average common shares
outstanding – basic and diluted	13,460,214	13,303,192	13,181,549	13,209,495	13,104,051

Net loss attributable to 4Kids Entertainment, Inc.:
Loss from continuing operations	$(25,151)	$(31,877)	$(24,182)	$(13,352)	$(194)

Loss from discontinued operations	(6,489)	(20,579)	(12,637)	(9,974)	(812)
Loss attributable to noncontrolling interests	4,479	10,380	—	—	—
Net loss from discontinued operations	(2,010)	(10,199)	(12,637)	(9,974)	(812)
Net loss attributable to 4Kids Entertainment, Inc.	$(27,161)	$(42,076)	$(36,819)	$(23,326)	$(1,006)

*  Included as a reduction of selling, general and administrative expenses for 2006 is income of $722 reclassified from income from discontinued operations of the Summit Media Group to conform to 2010 presentation.

	Year Ended December 31,
	2010	2009	2008	2007	2006
Other Operating Data:
Cash flow (used in) provided by:
Operating activities	$(6,139)	$(13,580)	$(33,334)	$(15,850)	$(1,057)
Investing activities	6,812	3,429	24,432	22,605	(18,047)
Financing activities	(44)	74	(2,641)	2	1,445

	Year Ended December 31,
	2010	2009	2008	2007	2006

Total assets	$29,070	$56,653	$100,574	$151,079	$181,395
Working capital	2,052	4,859	17,579	65,135	123,906
Stockholders’ equity	10,258	35,117	74,991	128,088	154,737

The Company did not declare or pay any cash dividends during the five-year period ended December 31, 2010.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of our financial position and results of operations for each of the three years in the period ended December 31, 2010.  This commentary should be read in conjunction with our consolidated financial statements and the notes to the Company’s consolidated financial statements, which begin on page F-1 under “Item 7. Financial Statements and Supplementary Data”.

Overview

The Company’s operating results for the year ended December 31, 2010 were negatively impacted by the decline in licensing revenue from the “Monster Jam”, “Teenage Mutant Ninja Turtles” and “Yu-Gi-Oh!” Properties.  Accordingly, the Company experienced an overall significant decrease in licensing revenues worldwide during 2010 as compared with 2009. The Company also experienced a decrease in television and film revenues during 2010 relating to its broadcast sales both domestically and internationally.  These declines are generally the result of the declining popularity of the Company’s existing Properties combined with the failure of new Properties to achieve similar popularity levels.  During 2009 and continuing in 2010, the Company implemented significant cost-cutting initiatives, primarily pertaining to personnel related costs and advertising and marketing expenses, in an effort to offset its poor operating results; however, these initiatives failed to offset lower revenues and other charges.

On January 11, 2011, 4Kids announced the retirement of our Chief Executive Officer and Chairman, and the appointment of Director Michael Goldstein as interim Chairman.  At the request of our Board of Directors (“Board”), including all members of a special committee formed for purposes of exploring potential strategic alternatives for the Company, Director Wade Massad has agreed to actively investigate and pursue potential strategic alternatives for the Company and oversee certain operational matters on behalf of the Board.  In recognition of the additional time and effort that will be expended by Mr. Massad in performing such services, the Board has determined that Mr. Massad will receive an additional $13 for January, $17 for February, $12 for March and $10 for each additional month he is performing such activities.

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

Effective September 30, 2010, the Company terminated the operations of TC Digital Games LLC (“TC Digital”), the joint venture which produces, markets and distributes the “Chaotic” trading card game, and TC Websites LLC (“TC Websites”), the joint venture that owns and operates www.chaoticgame.com, the companion website for the “Chaotic” trading card game.  The Company owns 55% of each of TC Digital and TC Websites.  The closing of these companies will enable the Company to further reduce costs and focus on its core businesses.  As a consequence of the termination of their operations, TC Digital and TC Websites ceased supporting the Chaotic trading card game and website, effective October 1, 2010.  TC Digital and TC Websites are consolidated in the Company’s consolidated financial statements, subject to a noncontrolling interest.

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

Revenue Recognition - The Company’s revenue recognition policies for its three business segments are appropriate to the circumstances of each segment’s business.  See Note 2 of the notes to the Company’s consolidated financial statements for a discussion of these revenue recognition policies.

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

Accounting Changes - The Company has reassessed the accounting treatment for reimbursements of its production costs under representation contracts and will no longer record these amounts as revenue with a corresponding charge to production service costs.  In accordance with authoritative guidance issued by the Financial Accounting Standards Board  (“FASB”), the Company has retroactively adjusted revenue and production service costs for all periods presented.   The Company considered the qualitative aspect of these adjustments, as well as the impact on the Company’s operating losses and earnings per share calculations in determining that no further restatement of the Company’s consolidated financial statements is necessitated by this accounting change.  See Note 13 of the notes to the Company’s consolidated financial statements for a discussion of these changes.

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

Recently Adopted Accounting Standards – In July 2010, the FASB issued authoritative guidance that will require enhanced disclosures regarding the credit characteristics of receivables. Under the new guidance, accounting policies, the methods used to determine the components of the allowance for doubtful accounts, and qualitative and quantitative information about the credit risk inherent in receivables, are each required to be disclosed.  The enhanced disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The enhanced disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of this guidance did not have an impact on the Company’s consolidated financial position and results of operations.

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

In April 2009, the FASB issued authoritative guidance related to investments in debt and equity securities. The objective of the new guidance is to make impairment guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments (“OTTI”) of debt and equity securities in financial statements.  The guidance revises the OTTI evaluation methodology.  Under the guidance, the security is analyzed for credit loss, (the difference between the present value of cash flows expected to be collected and the amortized cost basis). The credit loss, if any, will then be recognized in the statement of earnings, while the balance of impairment related to other factors will be recognized in other comprehensive income. This guidance was effective for all interim and annual periods ending after June 15, 2009. The Company adopted this authoritative guidance issued by the FASB as of January 1, 2009 and recorded a cumulative-effect adjustment of $2,130 to its opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive loss. As of December 31, 2010, the Company impaired the remaining amount of its unrealized losses which were previously classified as temporary and recorded these losses in other comprehensive loss.

Recently Issued Accounting Standards – There are no recently issued accounting standards that currently apply to the Company.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenues for the three years ended December 31, 2010, 2009 and 2008.

	2010	2009	2008
Net revenues	100%	100%	100%

Costs and expenses:
Selling, general and administrative	194	97	88
Amortization of television and film costs	47	63	18
Amortization of 4Kids TV broadcast fee	—	—	38
Impairment of investment in international
trading card subsidiary	—	7	—
Total costs and expenses	241	167	144

Loss from operations	(141)	(67)	(44)

Interest income	3	3	6
Impairment of investment securities	(25)	(18)	(19)
Loss on sale of investment securities	(11)	(22)	—
Total other expense	(33)	(37)	(13)

Loss before income taxes	(174)	(104)	(57)
Benefit from (provision for) income taxes	—	11	(1)

Loss from continuing operations	(174)	(93)	(58)
Loss from discontinued operations	(45)	(60)	(30)
Net loss	(219)	(153)	(88)

Net loss attributable to noncontrolling interests	31	30	—

Net loss attributable to 4Kids Entertainment, Inc.	(188)%	(123)%	(88)%

Year Ended December 31, 2010 as compared to Year Ended December 31, 2009

Revenues

Revenues for the years ended December 31, 2010 and 2009, by reportable segment and for the Company as a whole, were as follows:

	2010	2009	$ Change	% Change
Licensing	$12,046	$24,068	$(12,022)	(50)%
Advertising Media and Broadcast	921	2,772	(1,851)	(67)
Television and Film Production/Distribution	1,511	7,340	(5,829)	(79)
Total	$14,478	$34,180	$(19,702)	(58)%

The decrease in consolidated net revenues for 2010, as compared to 2009, was due to a number of factors.  In the Licensing segment, decreased revenues were primarily attributable to:

(i)
reduced licensing revenues as a result of a one-time payment of $9,786 received in 2009 in consideration of the Company’s agreement to terminate its right to serve as the merchandise licensing agent for the “Teenage Mutant Ninja Turtles” Property prior to the scheduled expiration of the representation agreement with the Mirage Group in 2012; as well as

(ii)	reduced licensing revenues on the “Monster Jam”, “Teenage Mutant Ninja Turtles”, and “Yu-Gi-Oh Properties, worldwide of approximately $1,530, $1,360 and $1,120, respectively; partially offset by
(iii)	increased licensing revenues on the “Pokémon” Property of approximately $2,500.

The “Yu-Gi-Oh!” and “Pokémon” Properties were the largest contributors of net revenues with approximately 44% and 21%, respectively, of the Company’s revenues in this business segment for 2010.

In the Advertising Media and Broadcast segment, the significant decrease in revenues for 2010 when compared to 2009 was primarily attributable to decreased revenue from the sale of network advertising on the CW4Kids and the sale of internet advertising on the Company’s websites of approximately $1,020 and $815, respectively notwithstanding that ratings and website traffic remained relatively consistent.  Recently, there has been increased scrutiny of food advertising directed at children as a result of childhood obesity concerns.  In response to these concerns, many significant food advertisers have reduced or eliminated advertising of food products directed toward children resulting in a reduction in the advertising dollars spent in the children’s television and internet advertising marketplace.

In the Television and Film Production/Distribution segment, the decrease in revenues for 2010, as compared to 2009, was primarily attributable to:

(i)	decreased international broadcast sales from the “Dinosaur King”, “Yu-Gi-Oh!” and “Teenage Mutant Ninja Turtles” television series of approximately $1,400, $840 and $440, respectively; as well as
(ii)	increased licensor participations relating to “Yu-Gi-Oh!” home video revenues of approximately $1,500; as well as
(iii)	decreased domestic and international broadcast sales from the “Chaotic” television series of approximately $600.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 16%, or $5,164 to $28,011 for the year ended December 31, 2010, when compared to the same period in 2009.  The decrease was attributable to broad cost-cutting initiatives implemented throughout the Company and included:

(i)	decreased personnel related costs of approximately $8,160; as well as
(ii)	decreased international selling expenses of approximately $1,950; partially offset by
(iii)	increased costs due to decreased capitalized production salaries of approximately $3,480; as well as
(iv)	increased network selling expenses of approximately $1,510.

Capitalized Film Costs

	2010	2009	$ Change	% Change
Amortization of Television and Film Costs	$6,827	$21,511	$(14,684)	(68)%

The decrease in amortization of television and film costs for 2010 when compared to 2009 was primarily due to the decreased amortization of the “Teenage Mutant Ninja Turtles” and “Chaotic” television series.  The amortization of television and film costs for the year ended December 31, 2009 was unusually high due to increased amortization relating to the “Chaotic” television series based on significant reductions of estimated future revenues.  In addition, increased amortization was recorded in 2009 for the “Teenage Mutant Ninja Turtles” Property due to an increase in revenue from a one-time payment to the Company relating to the termination of the Company’s right to serve as the merchandise licensing agent for the Property, prior to the scheduled expiration of the representation agreement in 2012.

As of December 31, 2010, there was $3,668 of capitalized film production costs recorded in the Company’s consolidated balance sheet relating primarily to various stages of production on 184 episodes of animated programming. Based on management’s ultimate revenue estimates as of December 31, 2010, approximately 62% of the total completed and unamortized film and television costs are expected to be amortized during the next year, and over 90% of the total completed and unamortized film and television costs are expected to be amortized during the next three years.

Interest Income

Interest income decreased 63%, or $673, to $403 for the year ended December 31, 2010, as compared to the same period in 2009, primarily as a result of lower cash balances and the Company‘s investments yielding lower interest rates than the prior period.

Impairment of Investment Securities

As of December 31, 2010, the Company held investment securities with an aggregate principal amount of $18,450 and an estimated fair market value of $7,126, as determined by the Company, representing a decline in value of $11,324 (consisting of a decrease in value of $10,843 prior to 2010, and a decrease in value of $481 during 2010).  As of December 31, 2010, the Company concluded that the entire decline in the fair value of the investment securities held by the Company was now other than temporary. Accordingly, the Company impaired $3,578 of its unrealized losses on its investment securities which were previously classified as temporarily impaired.  During the first quarter of 2011, the Company sold two of its investment securities with an aggregate principal amount of $1,900 for $760 and intends to sell additional securities during 2011 to help fund operations.

Loss on Sale of Investment Securities

During 2010, the Company sold securities having an aggregate principal amount of $17,100 and an adjusted cost basis of $6,573 for $7,091.  Accordingly, the Company reclassified $2,134 of an unrealized loss and recorded a loss on the sale of investment securities of $1,616 during 2010.

Loss Before Income Taxes

	2010	2009	$ Change	% Change
Licensing	$(7,822)	$(8,913)	$1,091	12%
Advertising, Media and Broadcast	(8,161)	(4,278)	(3,883)	(91)
Television and Film Production/Distribution	(9,168)	(22,491)	13,323	59
Total	$(25,151)	$(35,682)	$10,531	30%

In the Licensing segment, the decrease in segment loss for the year ended December 31, 2010, as compared to the same period in 2009, was primarily attributable to a decrease in amount of loss on the sale of investment securities and decreased licensing expenses, offset by lower licensing revenues.

In the Advertising Media and Broadcast segment, the increase in segment loss for the year ended December 31, 2010, as compared to the same period in 2009, resulted from decreased revenue from the sale of network advertising on the CW4Kids and the sale of internet advertising on the Company’s websites as well as increased network selling expenses.

In the Television and Film Production/Distribution segment, the decrease in segment loss for the year ended December 31, 2010, as compared to the same period in 2009, was primarily due to decreased amortization of television and film costs on the  “Chaotic” and “Teenage Mutant Ninja Turtle” Properties, partially offset by decreased broadcast revenues.

Income Tax Expense

The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. Authoritative guidance issued by the FASB requires the Company to record a valuation allowance when it is more likely than not that all or some portion of the deferred tax assets will not be realized. In view of the level of deferred tax assets as of December 31, 2010, and the Company’s historical losses from operations, the Company has determined that a full valuation allowance against its net deferred tax assets is required.

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

The Company did not record a benefit from income taxes for the year ended December 31, 2010 as it will not be able to carryback any of its 2010 net operating loss and it is more likely than not that the Company will not be able to realize its deferred tax assets.  The net tax benefit of $3,805 for the year ended December 31, 2009 reflected a current tax benefit related to the utilization of the Company’s net operating loss carrybacks.

The Company files in multiple tax jurisdictions and from time to time is subject to audit in certain tax jurisdictions.  As of December 31, 2010 there were no outstanding tax audits.

Loss from Continuing Operations

As a result of the above, the Company had a loss from continuing operations for the year ended December 31, 2010 of $25,151, as compared to a loss from continuing operations in 2009 of $31,877.

Discontinued Operations

Effective September 30, 2010, the Company terminated the operations of TC Digital and TC Websites due to their continued lack of profitability.  As a consequence of the termination of their operations, TC Digital and TC Websites ceased supporting the Chaotic trading card game and website, effective October 1, 2010.  The results of operations for the trading card and game distribution segment are reported as a discontinued operation for the years ended December 31, 2010 and 2009, and accordingly the accompanying consolidated financial statements have been reclassified for all prior periods to report the assets, liabilities and operating results of this business.

The following are the summarized results of discontinued operations for the trading card and game distribution segment for the years ended December 31, 2010 and 2009:

	2010	2009
Net revenues	$247	$2,603
Total costs and expenses	6,736	23,182
Loss from discontinued operations	$(6,489)	$(20,579)

In connection with the termination of the operations of TC Digital and TC Websites, the Company recorded charges for severance and termination benefits as well as other exit costs in the amount of approximately $2,673 during the year ended December 31, 2010.  The charges were attributable to certain exit costs incurred during the period, including the elimination of seven sales and related support positions as well as certain other management positions. Mr. Bryan Gannon’s position as Chief Executive Officer of TC Digital was eliminated as part of the staff reduction.  Mr. Gannon provided certain transitional services through his termination date.  The remaining liability for severance and exit costs of approximately $740 will be paid in accordance with the provisions of the contractual agreements and payments are expected to be completed at various times through 2011.

Year Ended December 31, 2009 as compared to Year Ended December 31, 2008

Revenues

Revenues for the years ended December 31, 2009 and 2008, by reportable segment and for the Company as a whole, were as follows:

	2009	2008	$ Change	% Change
Licensing	$24,068	$17,124	$6,944	41%
Advertising Media and Broadcast	2,772	16,368	(13,596)	(83)
Television and Film Production/Distribution	7,340	8,433	(1,093)	(13)
Total	$34,180	$41,925	$(7,745)	(18)%

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

In the Advertising Media and Broadcast segment, the significant decrease in revenues for 2009 compared with 2008 primarily results from the different accounting treatment required with regard to advertising revenue under our agreement with The CW as compared with the accounting treatment required for advertising revenue received under the agreement that the Company had with Fox.  Under The CW Network Agreement, the CW’s minimum guaranteed revenue share for The CW4Kids is offset against the Company’s network advertising revenues.  Under the accounting treatment for the Fox Agreement, the Company recorded the full amount of the advertising revenue received with respect to advertising sales on Fox while at the same time amortizing the Fox broadcast fee as an expense rather than as an offset to network advertising revenue.  For the year ended December 31, 2009, the Company recognized $450 of net advertising revenue attributable to The CW as compared to 2008 where the Company recognized $335 of advertising revenue attributable to The CW.  Additionally in 2008, the Company recorded $13,446 of net advertising revenue attributable to Fox and $16,022 of the Fox broadcast fee for 4Kids TV which was amortized and classified as an expense rather than as an offset to network advertising revenue.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 10%, or $3,791 to $33,175 for the year ended December 31, 2009, when compared to the same period in 2008.  The decrease was attributable to broad cost-cutting initiatives implemented throughout the Company and included:

(i)	decreased personnel related costs of approximately $3,120; as well as
(ii)	decreased international selling expenses of approximately $1,030; as well as
(iii)	decreased website costs of approximately $730; as well as
(iv)	decreased travel and entertainment costs of approximately $470; and
(v)	decreased advertising and marketing costs of approximately $400; partially offset by
(vi)	decreased capitalized production salaries which increased costs by approximately $1,670.

Capitalized Film Costs

	2009	2008	$ Change	% Change
Amortization of Television and Film Costs	$21,511	$7,707	$13,804	179%

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

Impairment of Investment Securities

As of December 31, 2009, the Company held investment securities having an aggregate principal amount of $35,550.  The estimated fair market value of the investment securities held by the Company had declined by $21,370 (a decline of $22,125 prior to 2009, with an increase in value of $755 during 2009) to $14,180, based upon an analysis of the current market conditions of the Company’s securities made by the Company in accordance with authoritative guidance issued by the FASB.  The Company concluded in 2009, that $6,175 of the decline in the fair value of the investment securities held by the Company were now other than temporarily impaired. The Company’s determination that certain of its long-term investments were other than temporarily impaired was based upon the fact that: (i) two of the Company’s securities with an aggregate par value of $8,700 were sold subsequent to December 31, 2009 for $2,575 resulting in a realized loss of $6,125, of which $5,383 had been recorded in other comprehensive loss in 2008; and (ii) certain of the Company’s other investment securities ceased to pay interest according to their stated terms and that the underlying bond insurers of such securities elected to exercise their put right against the trusts, thereby exchanging the investment grade collateral in the trust with preferred stock.  The Company did not incur any impairment charges in 2009 due to credit losses under the new authoritative guidance issued by the FASB in 2009.  The Company continues to monitor the market for its investment securities and consider its impact (if any) on the fair value of its investments.  If the current market conditions deteriorate further, the Company may be required to record additional impairment charges to non-operating expense in future periods.

Loss on Sale of Investment Securities

During 2009, the Company sold securities having an aggregate principal amount of $11,380 and an adjusted cost basis of $8,193 for $3,733.  Accordingly, the Company reclassified $3,187 of an unrealized loss and recorded a loss on the sale of investment securities of $7,647 during 2009.

Loss Before Income Taxes

	2009	2008	$ Change	% Change
Licensing	$(8,913)	$(8,558)	$(355)	(4)%
Advertising, Media and Broadcast	(4,278)	(8,854)	4,576	52
Television and Film Production/Distribution	(22,491)	(6,470)	(16,021)	(248)
Total	$(35,682)	$(23,882)	$(11,800)	(49)%

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

Loss from Continuing Operations

As a result of the above, the Company had a loss from continuing operations for the year ended December 31, 2009 of $31,877, as compared to a loss from continuing operations in 2008 of $24,182.

Discontinued Operations

The following are the summarized results of discontinued operations for the trading card and game distribution segment for the years ended December 31, 2009 and 2008:

	2009	2008
Net revenues	$2,603	$15,276
Total costs and expenses	23,182	27,913
Loss from discontinued operations	$(20,579)	$(12,637)

Liquidity and Capital Resources

Financial Position / A Going Concern

Cash and cash equivalents for the years ended December 31, 2010 and 2009 were as follows:

	2010	2009	$ Change

Cash and cash equivalents	$4,195	$3,621	$574

Investments for the years ended December 31, 2010 and 2009 were as follows:

	2010	2009	$ Change

Investments	$7,126	$14,180	$(7,054)

The Company’s investment securities principally consist of auction-rate-securities (“ARS”) and preferred shares. The Company’s ARS are generally rated “BBB” or better by one or more national rating agencies and have contractual maturities of up to 80 years. Of the aggregate principal amount of $18,450 in investment securities held by the Company as of December 31, 2010, 40% mature within the next 30 years, 48% mature through 2087 and the remaining 52% have no maturity date.  The Company classifies these investments as “available for sale”.  The ARS that the Company invests in generally had interest reset dates that occurred every 7 or 35 days and despite the long-term nature of their stated contractual maturity, the historical operation of the ARS market prior to 2007 had given the Company the ability to quickly liquidate these securities at ongoing auctions every 35 days or less.

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

The ARS currently held by the Company are private placement debt securities with long-term nominal maturities and interest rates that typically reset monthly.  The Company’s investments in ARS represent interests in debt obligations issued by banks and insurance companies that originally had at least an “A” credit rating at the time of purchase, including bond insurers and re-insurers such as MBIA, AMBAC, FGIC, and FSA. The collateral underlying these securities consists primarily of commercial paper, but also includes asset-backed and mortgage-backed securities, government holdings, and other ARS.

As of December 31, 2010, the Company held investment securities with an aggregate principal amount of $18,450 and an estimated fair market value of $7,126, as determined by the Company, representing a decline in value of $11,324 (consisting of a decrease in value of $10,843 prior to 2010, and a decrease in value of $481 during 2010).  As of December 31, 2010, the Company concluded that the entire decline in the fair value of the investment securities held by the Company was now other than temporary. Accordingly, the Company recorded $3,578 of its unrealized losses on its investment securities which were previously classified as temporarily impaired.  During the first quarter of 2011, the Company sold two of its investment securities with an aggregate principal amount of $1,900 for $760 and intends to sell additional securities during 2011 to fund its operations.

Because the Company no longer expects to hold its remaining investment securities until recovery of their face value and the fact that the Company has been liquidating many of its investment securities each year based on the improving credit market and its need to fund current operations, the Company considers these investments to be short-term in nature and no longer temporarily impaired as such term is defined in the accounting literature. Accordingly, the entire balance of unrealized loss in accumulated other comprehensive loss was reclassified to impairment of investment securities as of December 31, 2010.  The Company continues to monitor the market for ARS and considers its impact (if any) on the fair value of its investments.  If the current market conditions deteriorate further, the Company may be required to record additional impairment charges to non-operating expense in future periods.

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

Given the change in the market for the Company’s investment securities, the Company has classified all of its investment in ARS and the securities into which certain of the ARS have been exchanged, as current assets on its balance sheet as of December 31, 2010 due to the fact that the Company believes that the liquidity of these securities is likely to be restored in a period less than twelve months from such date.

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

The consolidated financial statements have been prepared assuming the Company will continue as a going concern.  In recent years, the Company has incurred substantial net losses and has used substantial amounts of cash in its operating activities.  Sales by the Company of certain securities held in its investment portfolio as well as certain other assets have significantly contributed to the funding of these operating losses.  While the timing of these sales was not primarily motivated by then current cash needs, without these sales the Company would not have had sufficient cash to fund its operations.   In addition to the Company's operating losses, the Company’s liquidity has been negatively affected by the limited liquidity of certain securities held in its investment portfolio.

In addition to the financial challenges we are facing, on March 24, 2011, the Company received a letter from Nihon Ad Systems, Inc. on behalf of itself and TV Tokyo Corporation (collectively, the “Licensors”), purporting to terminate the agreement dated July 1, 2008 between the Licensors and the Company with respect to the Yu-Gi-Oh! Property the Yu-Gi-Oh! Agreement, which accounted for approximately 36% of the Company’s net revenue for the year ended December 31, 2010, for alleged breaches of the Yu-Gi-Oh! Agreement by the Company.  On March 24, 2011, the Licensors filed a lawsuit against the Company in the United States District Court for the Southern District of New York also claiming that the Company has breached the Yu-Gi-Oh! Agreement and seeking more than $4,700 in damages.  The Company believes that the Licensors’ purported termination of the Yu-Gi-Oh! Agreement is invalid and ineffective.  Despite the lawsuit and the other actions taken by the Licensors, the Company continues to explore possible resolutions to the dispute with the Licensors. If the Company’s continued attempts to resolve these disputes are unsuccessful, the Company intends to take all actions it deems necessary to preserve its business and assets, including the potential filing of a petition under Chapter 11 of the United States Bankruptcy Code and will seek to recover for all damages to the Company and to its business caused by the actions of the Licensors.

The Company’s overall cash and investment position as of December 31, 2010 together with the realized and anticipated effects of the significant cost cutting initiatives implemented by the Company during 2009 and throughout 2010 provides only limited liquidity to fund the Company’s day-to-day operations. The financial challenges facing the Company as a result of its recent history of losses and the limited liquidity available to it to fund day-to-day operations, together with the potential loss of the benefits of the Yu-Gi-Oh! Agreement as a result of the actions of the Licensors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s auditors have also included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern as a result of our history of net losses and our pending litigation. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to retain the benefits of the Yu-Gi-Oh Agreement and successfully dispute the Licensors damages claims as well as our ability to generate revenues.

The Company will consider all alternatives available to generate additional cash to fund its operations, including, but not limited to sales of assets, issuance of equity or debt securities, third party arrangements.

Sources and Uses of Cash

Cash flows for the three years ended December 31, 2010, 2009 and 2008 were as follows:

Sources (Uses)	2010	2009	2008
Operating Activities	$(6,139)	$(13,580)	$(33,334)
Investing Activities	6,812	3,429	24,432
Financing Activities	(44)	74	(2,641)

Working capital, consisting of current assets less current liabilities, was $2,052 as of December 31, 2010 and $4,859 as of December 31, 2009.

 Operating Activities
2010
Net cash used in operating activities of $6,139 in 2010 primarily reflects net operating losses of the Company, offset by an increase in cash collections of the Company’s trade and income tax receivables, including a tax refund in an amount of $4,014 relating to extended net operating loss carrybacks.

2009
Net cash used in operating activities of $13,580 in 2009 primarily reflects net operating losses of the Company, as well as additional costs related to the purchase of film and television inventory, partially offset by increased collections of the Company’s accounts receivable.

2008
Net cash used in operating activities of $33,334 in 2008 primarily reflects a decrease in the Company’s business performance as well as additional costs related to the purchase of film and television inventory, payment of the Fox broadcast fee and purchase of trading card inventory.  This decrease was partially offset by amortization of television and film costs and the 4Kids TV broadcast fee as well as the impairment of a portion of the Company’s investment securities

Investing Activities
2010
Net cash provided by investing activities of $6,812 in 2010, reflects proceeds from the sale of the Company’s investment securities for $7,091, partially offset by purchases of property and equipment.

2009
Net cash provided by investing activities of $3,429 in 2009, reflects proceeds from the sale of certain of the Company’s investment securities for $3,733, partially offset by purchases of property and equipment.

2008
Net cash provided by investing activities of $24,432 in 2008, reflects a shift in the Company’s investments for the period from auction rate securities to U.S. Treasury securities, which are short in duration and are classified as cash and cash equivalents.

Financing Activities
2010
Net cash used in financing activities of $44 in 2010, reflects the Company’s purchase of shares of its common stock classified as treasury stock on the consolidated financial statements, offset by capital contributions from the Company’s noncontrolling interests.

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

During 2010, the decrease in the Company's cash flow from operations resulted from the diminished popularity of its Properties, as well as the current economic conditions.  While the Company strives to further diversify its revenue streams, management remains cognizant of changing trends in the toy, game and entertainment business and the difficulty in predicting the length of time a property will be commercially successful.  As a result, the Company's revenues, operating results and cash flow from operations may fluctuate significantly from year to year and present operating results are not necessarily indicative of future performance.

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

The minimum guarantee payable by the Company to The CW under the CW Agreement is as follows:

Broadcast Season	Minimum Fee
2008/2009	$15,000
2009/2010	$12,000
2010/2011	$11,500
2011/2012	$11,500

For the 2008/2009 broadcast season, the revenue sharing percentage split in favor of the CW was 80%/20% until $20,000 in revenue has been realized and a revenue split of 50%/50% applied thereafter.  For each other broadcast season, the CW Agreement provides for (1) an 80%/20% revenue split in favor of The CW until it has received its minimum guarantee applicable to such broadcast season, (2) the Company to retain 100% of the revenue until its share of the revenue for such broadcast season equals 35%, (3) a 65%/35% revenue split in favor of The CW until $20,000 in revenue has been realized and (4) a revenue split between the parties of 50%/50% thereafter.  The Agreement also requires the Company to make certain security arrangements in favor of The CW to secure payment of the minimum guarantee and The CW's share of national advertising proceeds.

The Company broadcasted certain of its Properties on 4Kids TV, the Saturday morning programming block that the Company leased from Fox, under the Fox Agreement.  On November 9, 2008, the Company entered into an agreement with Fox to settle the lawsuit brought by the Company against Fox for alleged breaches of the Fox Agreement. Under the terms of the Settlement Agreement, the Fox Agreement terminated on December 31, 2008, rather than at the end of the 2008-2009 broadcast season in September 2009.  The Company’s remaining financial obligations to Fox for the first three quarters of 2009 also terminated.  During the year ended December 31, 2009, the Company paid Fox $6,250 in respect of its remaining obligation under the Settlement Agreement.  The cost of 4Kids TV has been capitalized and amortized over each broadcast year based on estimated advertising revenue until the termination of the Fox Agreement on December 31, 2008, at which time the cost to lease 4Kids TV was fully amortized.

In addition to the minimum guarantee paid to The CW, the Company incurs additional costs to program the CW4Kids and sell the related network advertising time.  These costs include direct programming costs to acquire, adapt and deliver programming for the broadcast block as well as additional indirect expenses of advertising sales, promotion and administration.

Contractual Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments for goods and services.  These firm commitments secure the future rights to various assets and services to be used in the normal course of operations.  The following table summarizes the Company’s material firm commitments as of December 31, 2010 and the impact that such obligations are expected to have on the Company’s liquidity and cash flows in future periods.  The Company expects to fund these commitments with operating cash flows generated in the normal course of business, as well as sales by the Company of certain securities held in its investment portfolio.

Year Ending December 31,	CW Agreement	Operating Leases	Total
2011	$16,500	$1,254	$17,754
2012	11,500	975	12,475
2013	6,500	999	7,499
2014	—	1,026	1,026
2015	—	1,056	1,056
2016 and after	—	1,648	1,648
Total	$34,500	$6,958	$41,458

The Company’s contractual obligations and commitments are detailed in the Company’s consolidated financial statements. For additional information see Note 15 of the notes to the Company’s consolidated financial statements.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) that are designed to provide reasonable assurance that information required to be disclosed in our filings and submissions under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our principal executive officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We completed an evaluation under the supervision and with participation of our management, including our principal executive officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and Chief Financial Officer have concluded that as of the December 31, 2010, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934) during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." Based on this assessment, management believes that, as of December 31, 2010, our internal control over financial reporting was effective based on those criteria.

Item 9B.  Other Information.

None.

PART III

Item10. Directors and Executive Officers of the Registrant.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements:
The following consolidated financial statements of 4Kids Entertainment, Inc. and Subsidiaries are included in Item 8:
Page
Number
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	F-1

Consolidated Balance Sheets - December 31, 2010 and 2009	F-2

Consolidated Statements of Operations - Years Ended
December 31, 2010, 2009 and 2008	F-3

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss -
Years Ended December 31, 2010, 2009 and 2008	F-4

Consolidated Statements of Cash Flows - Years Ended
December 31, 2010, 2009 and 2008	F-5

Notes to Consolidated Financial Statements	F-6 to F-32

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

4KIDS ENTERTAINMENT, INC.

Date: March 30, 2011
By/s/ Samuel R. Newborn
___________________________
           Samuel R. Newborn
           Executive Vice President
           and General Counsel
           (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2011
/s/ Bruce R. Foster
___________________________
Bruce R. Foster,
Executive Vice President
and Chief Financial Officer
(principal Financial
and chief accounting officer )

Date: March 30, 2011
/s/ Samuel R. Newborn
___________________________
Samuel R. Newborn,
Executive Vice President
and General Counsel
(principal executive officer and Director)

Date: March 30, 2011
/s/ Jay Emmett
___________________________
Jay Emmett,
(Director)

Date: March 30, 2011
/s/ Michael Goldstein
___________________________
Michael Goldstein,
(Director)

Date: March 30, 2011
/s/ Wade Massad
___________________________
Wade Massad,
(Director)

 Date: March 30, 2011
/s/ Duminda DeSilva
___________________________
Duminda DeSilva
(Director)

Exhibit Number	Description

3.1
Certificate of Incorporation of the Registrant filed on April 28, 1970, as amended on October 12, 1971, as further amended on April 21, 1972, as further amended on July 17, 1979, as further amended on May 22, 1985, as further amended on July 30, 1986, as further amended on July 19, 1989, as further amended on November 16, 1995 (changing the name of the Corporation to 4Kids Entertainment, Inc.).   (1)

3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant, dated April 29, 1999. (2)

3.3	Certificate of Amendment to the Certificate of Incorporation of the Registrant, dated May 18, 2000. (3)

3.4	Certificate of Amendment to the Certificate of Incorporation of the Registrant, dated August 15, 2007. (4)

3.5	Amended and Restated By-Laws of the Registrant adopted by the Board of Directors on April 30, 2010 (34).

4.1	Form of Common Stock Certificate. (5)

4.2	Rights Agreement dated as of August 15, 2007 between 4Kids Entertainment and Continental Stock Transfer & Trust Co., as Rights Agent. (4)

4.3	First Amendment dated as of June 23, 2008 of the Rights Agreement between 4Kids Entertainment and Continental Stock Transfer & Trust Co., as Rights Agent. (26)

10.1	1999 Stock Option Plan. (*) (2)

10.2	2000 Stock Option Plan. (*) (3)

10.3	2001 Stock Option Plan. (*) (6)

10.4	2002 Stock Option Plan. (*) (7)

10.5	2003 Stock Option Plan. (*) (8)

10.6	2004 Stock Option Plan. (*) (9)

10.7	2005 Long-Term Incentive Compensation Plan. (*) (10)

10.8	2006 Long-Term Incentive Compensation Plan. (*) (11)

10.9	2007 Long-Term Incentive Compensation Plan. (*) (12)

10.10	2008 Long-Term Incentive Compensation Plan (*) (13)

10.11	Agreement of Lease, dated March 28, 1988, between the Registrant and 1414 Avenue of the Americas Company (“1414 Lease”). (14)

10.12	Amendment, dated July 8, 1994, to the 1414 Lease. (14)

10.13	Amended and Restated Employment Agreement dated January 1, 2002, between 4Kids Entertainment Licensing, Inc. and Alfred R. Kahn. (*)(15)

10.14	Second Amended and Restated Employment Agreement, dated December 15, 2006, between 4Kids Entertainment Licensing, Inc. and Alfred R. Kahn. (*)(16)

10.15	Amendment to Second Amended and Restated Employment Agreement, dated December 31, 2009, between 4Kids Entertainment Licensing, Inc. and Alfred R. Kahn. (*)(31)

10.16	Separation Agreement, dated January 10, 2011 between 4Kids Entertainment Licensing, Inc. and Alfred R. Kahn (*)(Included herein)

10.17	Employment Agreement, dated January 1, 2002, between 4Kids Entertainment Licensing, Inc. and Samuel R. Newborn. (*)(15)

10.18	Amendment dated as of June 16, 2003, to the Employment Agreement between 4Kids Entertainment Licensing, Inc. and Samuel R. Newborn. (*)(15)

10.19	Amendment to Employment Agreement, dated as of March 2, 2006, between 4Kids Entertainment Licensing, Inc. and Samuel R. Newborn. (*)(17)

10.20	Amendment to Employment Agreement, dated as of October 14, 2009, among 4Kids Entertainment Licensing, Inc., 4Kids Entertainment Inc. and Samuel R. Newborn. (*)(29)

10.21	Severance Agreement, dated as of October 14, 2009, among 4Kids Entertainment, Inc., 4Kids Entertainment Licensing, Inc. and Samuel R. Newborn. (*)(29)

10.22	Amendment to Severance Agreement, dated as of December 31, 2009, among 4Kids Entertainment, Inc., and 4Kids Entertainment Licensing, Inc. and Samuel R. Newborn. (*)(31)

10.23	Employment Agreement dated as of December 1, 2005, between 4Kids Entertainment Licensing, Inc., and Bruce R. Foster. (*)(18)

10.24	Amendment to Employment Agreement dated as of January 30, 2007, among 4Kids Entertainment Licensing, Inc., 4Kids Entertainment, Inc. and Bruce R. Foster. (*)(19)

10.25	Amendment to Employment Agreement dated as of April 16, 2007, among 4Kids Entertainment Licensing, Inc., 4Kids Entertainment, Inc. and Bruce R. Foster. (*)(32)

10.26	Amendment to Employment Agreement, dated as of October 14, 2009, among 4Kids Entertainment Licensing, Inc., 4Kids Entertainment, Inc. and Bruce R. Foster. (*)(29)

10.27	Severance Agreement, dated as of October 14, 2009, among 4Kids Entertainment Licensing, Inc., 4Kids Entertainment, Inc. and Bruce R. Foster. (*)(29)

10.28	Amendment to Severance Agreement, dated as of December 31, 2009, among 4Kids Entertainment Licensing, Inc., 4Kids Entertainment, Inc. and Bruce R. Foster. (*)(31)

10.29	Employment Agreement dated as of July 1, 2003, between 4Kids Entertainment Licensing, Inc. and Brian Lacey. (*)(20)

10.30	Amendment to Employment Agreement, dated as of October 16, 2006, among 4Kids Entertainment Licensing, Inc., 4Kids Entertainment, Inc. and Brian Lacey. (*)(21)

10.31	Severance Agreement, dated as of November 24, 2009, among 4Kids Entertainment Licensing, Inc., 4Kids Entertainment, Inc. and Brian Lacey. (*)(30)

10.32	Amendment Agreement, dated March 14, 2006, between 4Kids Entertainment, Inc. and Fox Broadcasting Company. (*)(20)

10.33	Settlement Agreement and Mutual General Release dated as of June 19, 2006 among The Summit Media Group, Inc., The Beacon Media Group LLC, Sheldon Hirsch, Tom Horner and Paul Caldera. (23)

10.34	Operating Agreement of TC Digital Games LLC, dated as of December 11, 2006, between 4Kids Digital Games, Inc. and Chaotic USA Entertainment Digital Games LLC. (22)

10.35	Operating Agreement of TC Websites LLC, dated as of December 11, 2006, between 4Kids Websites, Inc. and Chaotic USA Entertainment Group, Inc. (22)

10.36	Operating Acquisition and Administration agreement dated June 28, 2002 between Cherry Lane Publishing Company, Inc. and 4Kids Entertainment Music, Inc. (24)

10.37	Saturday Morning Programming Block dated October 1, 2007 between The CW Network, LLC. and 4Kids Entertainment, Inc. (24)

10.38	Amended Saturday Morning Programming Block dated June 23, 2010 between The CW Network, LLC. and 4Kids Entertainment, Inc. (35)

10.39	Membership Interest Purchase Agreement dated December 18, 2007 between TC Digital Games, LLC, Chaotic USA Entertainment Group, Inc. and 4Kids Digital, Inc. (24)

10.40	Membership Interest Purchase Agreement dated December 18, 2007 between TC Websites LLC, Chaotic USA Entertainment Group, Inc. and 4Kids Websites, Inc. (24)

10.41	First Amendment dated as of September 15, 2008 to the Operating Agreement of TC Websites LLC, between 4Kids Websites, Inc. and Chaotic USA Entertainment Group, Inc. (27)

10.42	Employment Agreement, dated as of June 1, 2008, between 4Kids Ad Sales, Inc. and Daniel Barnathan. (*)(25)

10.43	Confidential Settlement Agreement and General Release of all Claims between 4Kids Entertainment, Inc. and the Fox Broadcasting Company. (28)

10.44
Letter Agreement Supplement to the Termination, Assignment and Release Agreement, dated as of October 20, 2009, between 4Kids Entertainment, Inc. and its Subsidiaries,  Mirage Licensing, Inc and Mirage Studios, Inc.  (33)

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm.

31.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Joint Certification of principal executive officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
______________

*	Denotes a management contract or compensatory plan, contract or arrangement.

(1)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 000-07843).

(2)	Incorporated by reference to 1999 Proxy Statement for Annual Meeting of Shareholders held April 29, 1999 (File No. 000-07843).

(3)	Incorporated by reference to 2000 Proxy Statement for Annual Meeting of Shareholders held May 17, 2000 (File No. 000-07843).

(4)	Incorporated by reference to Current Report on Form 8-K dated August 16, 2007 (File No. 001-16117).

(5)	Incorporated by reference to Registration Statement on Form S-1 declared effective March 7, 1986 (File No. 33-3056).

(6)	Incorporated by reference to 2002 Proxy Statement for Annual Meeting of Shareholders held May 23, 2001 (File No. 001-16117).

(7)	Incorporated by reference to 2002 Proxy Statement for Annual Meeting of Shareholders held May 23, 2002 (File No. 001-16117).

(8)	Incorporated by reference to 2003 Proxy Statement for Annual Meeting of Shareholders held May 23, 2003 (File No. 001-16117).

(9)	Incorporated by reference to 2004 Proxy Statement for Annual Meeting of Shareholders held May 27, 2004 (File No. 001-16117).

(10)	Incorporated by reference to 2005 Proxy Statement for Annual Meeting of Shareholders held May 26, 2005 (File No. 001-16117).

(11)	Incorporated by reference to 2006 Proxy Statement for Annual Meeting of Shareholders held May 26, 2006 (File No. 001-16117).

(12)	Incorporated by reference to 2007 Proxy Statement for Annual Meeting of Shareholders held May 25, 2007 (File No. 001-16117).

(13)	Incorporated by reference to 2008 Proxy Statement for Annual Meeting of Shareholders held May 20, 2008 (File No. 001-16117).

(14)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 000-07843).

(15)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 001-16117).

(16)	Incorporated by reference to Current Report on Form 8-K dated December 21, 2006 (File No. 001-16117).

(17)	Incorporated by reference to Current Report on Form 8-K dated March 8, 2006 (File No. 001-16117).

(18)	Incorporated by reference to Current Report on Form 8-K dated January 13, 2006 (File No. 001-16117).

(19)	Incorporated by reference to Current Report on Form 8-K dated February 5, 2007 (File No. 001-16117).

(20)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-07843).

(21)	Incorporated by reference to Current Report on Form 8-K dated November 2, 2006 (File No. 001-16117).

(22)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-07843).

(23)	Incorporated by reference to Current Report on Form 8-K dated June 23, 2006 (File No. 001-16117).

(24)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-07843).

(25)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 001-16117).

(26)	Incorporated by reference to Current Report on Form 8-K dated June 25, 2008 (File No. 001-16117).

(27)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-16117).

(28)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-07843).

(29)	Incorporated by reference to Current Report on Form 8-K dated October 21, 2009 (File No. 001-16117).

(30)	Incorporated by reference to Current Report on Form 8-K December 1, 2009 (File No. 001-16117).

(31)	Incorporated by reference to Current Report on Form 8-K dated January 7, 2010 (File No. 001-16117).

(32)	Incorporated by reference to Current Report on Form 8-K dated April 23, 2007 (File No. 001-16117).

(33)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-16117).

(34)	Incorporated by reference to Current Report on Form 8-K April 30, 2010 (File No. 001-16117).

(35)	Incorporated by reference to Current Report on Form 8-K June 30, 2010 (File No. 001-16117).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
4Kids Entertainment, Inc.

We have audited the accompanying consolidated balance sheets of 4Kids Entertainment, Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the three year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2010 and 2009 and the consolidated results of their operations and their consolidated cash flows for each of the years in the three year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 1 to the consolidated financial statements, in recent years the Company has incurred substantial operating losses and used substantial amounts of cash in its operating activities and experienced limited liquidity available to fund its operations.  In addition, the Company received a letter from a licensor purporting to terminate its license for a property under which the Company generates a significant portion of its revenue.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans considering these matters are also described in Note 1 to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

/s/ EisnerAmper LLP

New York, New York
March 30, 2011

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009
(In thousands of dollars, except share data)
	December 31, 2010	December 31, 2009
ASSETS:
Current assets:
Cash and cash equivalents	$4,195	$3,621
Investments	7,126	—
Accounts receivable - net	7,818	13,843
Income taxes receivable	30	4,044
Prepaid expenses and other current assets	1,185	2,111
Current assets of discontinued operations	39	2,401
Total current assets	20,393	26,020

Property and equipment - net	1,197	1,663
Long-term investments	—	14,180
Accounts receivable - noncurrent, net	59	153
Film and television costs - net	3,668	6,832
Non-current assets of discontinued operations	—	1,721
Other assets - net (includes related party amounts of $195 and $1,215, respectively)	3,753	6,084
Total assets	$29,070	$56,653

LIABILITIES AND EQUITY:
Current liabilities:
Due to licensors	$2,501	$6,578
Accounts payable and accrued expenses	12,517	9,566
Current liabilities of discontinued operations	1,753	2,738
Deferred revenue	1,570	2,279
Total current liabilities	18,341	21,161

Deferred rent	471	375
Total liabilities	18,812	21,536

Commitments and contingencies (Note 15)
4Kids Entertainment, Inc. shareholders’ equity
Preferred stock, $.01 par value – authorized 3,000,000 shares; none issued	—	—
Common stock, $.01 par value - authorized 40,000,000 shares; issued 15,652,845 and 15,411,099 shares; outstanding 13,528,958 and 13,352,053 shares in 2010 and 2009, respectively	157	154
Additional paid-in capital	68,699	66,991
Accumulated other comprehensive income (loss)	470	(4,644)
Retained (deficit) earnings	(7,863)	19,298
	61,463	81,799
Less cost of 2,123,887 and 2,059,046 treasury shares in 2010 and 2009, respectively	(36,488)	(36,434)
Total shareholders’ equity of 4Kids Entertainment, Inc.	24,975	45,365
Noncontrolling interests related to discontinued operations	(14,717)	(10,248)
Total equity	10,258	35,117
Total liabilities and equity	$29,070	$56,653

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(In thousands of dollars, except share data)

	2010	2009	2008
Net revenues:
Service revenue	$14,478	$24,394	$41,925
Other revenue	—	9,786	—
Total net revenues	14,478	34,180	41,925

Costs and expenses:
Selling, general and administrative	28,011	33,175	36,966
Amortization of television and film costs	6,827	21,511	7,707
Amortization of 4Kids TV broadcast fee	—	—	16,022
Impairment of investment in international
trading card subsidiary	—	2,430	—
Total costs and expenses	34,838	57,116	60,695

Loss from operations	(20,360)	(22,936)	(18,770)

Other income (expense)
Interest income	403	1,076	2,722
Impairment of investment securities	(3,578)	(6,175)	(7,834)
Loss on sale of investment securities	(1,616)	(7,647)	—
Total other expense	(4,791)	(12,746)	(5,112)

Loss before income taxes	(25,151)	(35,682)	(23,882)
Benefit from (provision for) income taxes	—	3,805	(300)

Loss from continuing operations	(25,151)	(31,877)	(24,182)
Loss from discontinued operations	(6,489)	(20,579)	(12,637)
Net loss	(31,640)	(52,456)	(36,819)
Loss attributable to noncontrolling interests	4,479	10,380	—

Net loss attributable to 4Kids Entertainment, Inc.	$(27,161)	$(42,076)	$(36,819)

Per share amounts:
Basic and diluted loss per share attributable to
4Kids Entertainment, Inc. common shareholders
Continuing operations	$(1.87)	$(2.40)	$(1.81)
Discontinued operations	(0.15)	(0.76)	(0.98)
Basic and diluted loss per share attributable to
4Kids Entertainment, Inc. common shareholders	$(2.02)	$(3.16)	$(2.79)
Weighted average common shares
outstanding – basic and diluted	13,460,214	13,303,192	13,181,549

Net loss attributable to 4Kids Entertainment, Inc.:
Loss from continuing operations	$(25,151)	$(31,877)	$(24,182)

Loss from discontinued operations	(6,489)	(20,579)	(12,637)
Loss attributable to noncontrolling interests	4,479	10,380	—
Net loss from discontinued operations	(2,010)	(10,199)	(12,637)
Net loss attributable to 4Kids Entertainment, Inc.	$(27,161)	$(42,076)	$(36,819)

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(In thousands of dollars and shares)
	4Kids Entertainment, Inc. Shareholders
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Less Treasury Stock	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
BALANCE, DECEMBER 31, 2007	15,100	$151	$63,679	$100,323	$(2,562)	$(33,503)	$128,088	$—	$128,088
Issuance of common stock and stock options exercised	147	1	1,428	—	—	—	1,429	—	1,429
Acquisition of treasury stock, at cost	—	—	—	—	—	(2,873)	(2,873)	—	(2,873)
Comprehensive loss:
Net loss	—	—	—	(36,819)	—	—	(36,819)	—	(36,819)
Translation adjustment	—	—	—	—	(1,348)	—	(1,348)	—	(1,348)
Unrealized loss on investment securities	—	—	—	—	(13,486)	—	(13,486)	—	(13,486)
Total comprehensive loss	—	—	—	—	—	—	(51,653)	—	(51,653)
BALANCE, DECEMBER 31, 2008	15,247	$152	$65,107	$63,504	$(17,396)	$(36,376)	$74,991	$—	$74,991
Cumulative effect of change in accounting principle (1)	—	—	—	(2,130)	2,130	—	—	—	—
As adjusted	15,247	152	65,107	61,374	(15,266)	(36,376)	74,991	—	74,991
Issuance of common stock and stock options exercised	164	2	1,884	—	—	—	1,886	—	1,886
Capital contribution from noncontrolling interests	—	—	—	—	—	—	—	132	132
Acquisition of treasury stock, at cost	—	—	—	—	—	(58)	(58)	—	(58)
Reclassification adjustment related to realized loss of investment securities	—	—	—	—	8,570	—	8,570	—	8,570
Comprehensive loss:
Net loss	—	—	—	(42,076)	—	—	(42,076)	(10,380)	(52,456)
Translation adjustment	—	—	—	—	504	—	504	—	504
Unrealized loss reclassified to earnings	—	—	—	—	1,548	—	1,548	—	1,548
Total comprehensive loss	—	—	—	—	—	—	(40,024)	(10,380)	(50,404)
BALANCE, DECEMBER 31, 2009	15,411	$154	$66,991	$19,298	$(4,644)	$(36,434)	$45,365	$(10,248)	$35,117
Issuance of common stock and stock options exercised	242	3	1,708	—	—	—	1,711	—	1,711
Capital contribution from noncontrolling interests	—	—	—	—	—	—	—	10	10
Acquisition of treasury stock, at cost	—	—	—	—	—	(54)	(54)	—	(54)
Comprehensive loss:
Net loss	—	—	—	(27,161)	—	—	(27,161)	(4,479)	(31,640)
Translation adjustment	—	—	—	—	(117)	—	(117)	—	(117)
Unrealized loss reclassified to earnings	—	—	—	—	5,231	—	5,231	—	5,231
Total comprehensive loss	—	—	—	—	—	—	(22,047)	(4,479)	(26,526)
BALANCE, DECEMBER 31, 2010	15,653	$157	$68,699	$(7,863)	$470	$(36,488)	$24,975	$(14,717)	$10,258

(1) Cumulative effect adjustment to opening retained earnings as of January 1, 2009, related to the adoption of new accounting standards on investments in debt and equity securities (see Note 2).

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(In thousands of dollars)

	2010	2009	2008
Cash flows from operating activities:
Net loss	$(31,640)	$(52,456)	$(36,819)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	745	755	796
Amortization of television and film costs	6,827	21,511	7,707
Amortization of 4Kids TV broadcast fee	—	—	16,022
Provision for doubtful accounts	920	398	420
Share-based compensation	1,263	1,839	1,630
Deferred income taxes	—	127	(127)
Impairment of investment in international trading card subsidiary	—	2,430	—
Impairment of investment securities	3,578	6,175	7,834
Loss on sale of investment securities	1,616	7,647	—
Changes in operating assets and liabilities:
Accounts receivable	5,129	7,791	(875)
Film and television costs	(3,663)	(11,682)	(10,016)
Income taxes receivable	4,014	(3,907)	1,022
Prepaid 4Kids TV broadcast fee	—	—	(14,014)
Prepaid expenses and other current assets	919	(726)	1,514
Other assets - net	2,331	5,753	(2,879)
Due to licensors	(4,081)	983	908
Accounts payable and accrued expenses	3,418	(3,610)	(2,137)
Deferred revenue	(709)	(991)	286
Deferred rent	96	(85)	(158)
Net cash used in continuing operating activities	(9,237)	(18,048)	(28,886)
Net cash provided by (used in) discontinued operating activities	3,098	4,468	(4,448)
Net cash used in operating activities	(6,139)	(13,580)	(33,334)

Cash flows from investing activities:
Proceeds from sale of investments	7,091	3,733	24,975
Purchase of property and equipment	(311)	(304)	(543)
Proceeds from disposal of property and equipment	32	—	—
Net cash provided by investing activities	6,812	3,429	24,432

Cash flows from financing activities:
Proceeds from exercise of stock options	—	—	232
Purchase of treasury shares	(54)	(58)	(2,873)
Capital contribution from noncontrolling interests	10	132	—
Net cash (used in) provided by financing activities	(44)	74	(2,641)
Effects of exchange rate changes on cash and cash equivalents	(55)	195	174
Net increase (decrease) in cash and cash equivalents	574	(9,882)	(11,369)
Cash and cash equivalents, beginning of period	3,621	13,503	24,872
Cash and cash equivalents, end of period	$4,195	$3,621	$13,503
Supplemental disclosure of cash flow information:
Cash paid during period for income taxes	$8	$115	$55
Supplemental schedule of non-cash investing and financing activities
Unrealized gain (loss) on marketable securities included in other comprehensive loss	$5,231	$10,118	$(13,486)
Vesting of restricted shares	$1,711	$1,886	$1,197

  See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
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

The Company, through a multi-year agreement (the “Fox Agreement”) with Fox Broadcasting Corporation (“Fox”), leased Fox’s Saturday morning programming block (“4Kids TV”) from 8am to 12pm eastern/pacific time (7am to 11am central time) until December 31, 2008. The Company provided substantially all programming content to be broadcast on 4Kids TV and 4Kids Ad Sales retained all of the revenue from its sale of network advertising time for the four-hour programming block.

The Advertising Media and Broadcast segment also generates revenues from the sale of advertising on the Company’s multiple websites.  These websites also showcase and promote The CW4Kids, as well as its many Properties.

Television and Film Production/Distribution - The Television and Film Production/Distribution business segment consists of the results of operations of the following wholly-owned subsidiaries of the Company:  4Kids Productions, Inc. (“4Kids Productions”); 4Kids Entertainment Music, Inc. (“4Kids Music”); and 4Kids Entertainment Home Video, Inc. (“4Kids Home Video”). 4Kids Productions produces and adapts animated and live-action television programs and theatrical motion pictures for distribution to the domestic and international television, home video and theatrical markets. 4Kids Music composes original music for incorporation into television programming produced by 4Kids Productions and markets and manages such music. 4Kids Home Video distributes home videos associated with television programming produced by 4Kids Productions

Discontinued Operation - Trading Card and Game Distribution - Through its wholly-owned subsidiary, 4Kids Digital Games, Inc. (“4Kids Digital”), the Company owns 55% of TC Digital Games LLC, a Delaware limited liability company (“TC Digital”) which produces, markets and distributes the “Chaotic” trading card game. Through its wholly-owned subsidiary, 4Kids Websites, Inc. (“4Kids Websites”), the Company owns 55% of TC Websites LLC, a Delaware limited liability company (“TC Websites”) which owns and operates www.chaoticgame.com, the companion website for the “Chaotic” trading card game.  TC Digital and TC Websites are the exclusive licensees of certain patents covering the uploading of coded trading cards to a website where online game play and community activities occur.  Effective September 30, 2010, the Company terminated the operations of TC Digital and TC Websites due to their continued lack of profitability.  The termination of the business of TC Digital and TC Websites will enable the Company to further reduce costs and focus on its core businesses.  As a consequence of the termination of their operations, TC Digital and TC Websites ceased supporting the Chaotic trading card game and website, effective October 1, 2010.  The results of operations of TC Digital and TC Websites are reported in the Company’s consolidated financial statements as discontinued operations (see Note 12), subject to a noncontrolling interest.  All prior financial statements have been reclassified to conform to the presentation of this discontinued operation.

Certain of the Company’s former executive officers have interests in Chaotic USA Digital Games LLC (“CUSA LLC”), Chaotic USA Entertainment Group, Inc. (“CUSA”) and certain other entities with which TC Digital and TC Websites have engaged in transactions since their formation. Information regarding these relationships can be found in Note 18.

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

In addition to the financial challenges we are facing, on March 24, 2011, the Company received a letter from Nihon Ad Systems, Inc. on behalf of itself and TV Tokyo Corporation (collectively, the “Licensors”), purporting to terminate the agreement dated July 1, 2008 between the Licensors and the Company with respect to the Yu-Gi-Oh! Property the Yu-Gi-Oh! Agreement, which accounted for approximately 36% of the Company’s net revenue for the year ended December 31, 2010, for alleged breaches of the Yu-Gi-Oh! Agreement by the Company.  On March 24, 2011, the Licensors filed a lawsuit against the Company in the United States District Court for the Southern District of New York also claiming that the Company has breached the Yu-Gi-Oh! Agreement and seeking more than $4,700 in damages.  The Company believes that the Licensors’ purported termination of the Yu-Gi-Oh! Agreement is invalid and ineffective.  Despite the lawsuit and the other actions taken by the Licensors, the Company continues to explore possible resolutions to the dispute with the Licensors. If the Company’s continued attempts to resolve these disputes are unsuccessful, the Company intends to take all actions it deems necessary to preserve its business and assets, including the potential filing of a petition under Chapter 11 of the United States Bankruptcy Code and will seek to recover for all damages to the Company and to its business caused by the actions of the Licensors.

The Company’s overall cash and investment position as of December 31, 2010 together with the realized and anticipated effects of the significant cost cutting initiatives implemented by the Company during 2009 and throughout 2010 provides only limited liquidity to fund the Company’s day-to-day operations. The financial challenges facing the Company as a result of its recent history of losses and the limited liquidity available to it to fund day-to-day operations, together with the potential loss of the benefits of the Yu-Gi-Oh! Agreement as a result of the actions of the Licensors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s auditors have also included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern as a result of our history of net losses and our pending litigation. Our ability to achieve and maintain profitability and positive cash flow is dependent upon a number of factors, including our ability to retain the benefits of the Yu-Gi-Oh Agreement and successfully dispute the Licensors damages claims as well as our ability to generate additional revenues.

The Company will consider all alternatives available to generate additional cash to fund its operations, including, but not limited to sales of assets and investment securities, issuance of equity or debt securities, and third party arrangements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of 4Kids Entertainment, Inc. and its wholly-owned subsidiaries and investments of more than 50% in subsidiaries and other entities after elimination of significant intercompany transactions and balances.  Investments in affiliated companies over which the Company has a significant influence or ownership of more than 20% but less than or equal to 50% are accounted for using the equity method. The operations of TC Digital and TC Websites have been classified as a discontinued operation as a result of the termination of Trading card and game distribution operations, effective September 30, 2010. As further discussed in Notes 11 and 12, the consolidated financial statements have been reclassified to reflect the reporting of this business as a discontinued operation.  These consolidated financial statements have been prepared assuming the Company will continue as a going concern and reflect the use of significant accounting policies, as described below and elsewhere in the notes to the consolidated financial statements.

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

Revenue generated from merchandise licensing, broadcast advertising, episodic television series, home video, and music are classified as service revenue on the consolidated statement of operations.  Revenue generated from trading card sales are combined with expenses and classified as net loss from discontinued operations on the consolidated statement of operations, see Note 12.

Advertising Expense - Advertising costs are expensed as incurred, except for costs related to the development of a Property and/or animated or live-action television commercial or media campaign which are expensed in the period in which the commercial or campaign is first presented. Advertising expense included in selling, general and administrative expenses on the accompanying consolidated statements of income was $523, $910 and $412 during fiscal years 2010, 2009 and 2008, respectively.

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

Impairment Of Long-Lived And Intangible Assets - As required by authoritative guidance issued by the FASB, the Company assesses the recoverability of long-lived assets for which an indication of impairment exists. The recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. Fair value of long-lived assets is determined using the expected cash flows discounted at a rate commensurate with the risk involved. At December 31, 2009, the Company recorded an impairment charge with respect to its investment in the discontinued operations of TC Digital International (“TDI”) for $2,430 to reflect the decreased value of the non-performing international joint venture of the Company’s “Chaotic” trading card business for the purpose of distributing “Chaotic” trading cards principally in Europe and the Middle East.  At December 31, 2010, the Company believes that the future cash flows to be received from the remaining long-lived assets will exceed the respective assets’ carrying value, and accordingly has not recorded any additional impairment losses.

Cash and Cash Equivalents -  The Company considers all highly liquid assets, having an original maturity of less than three months, to be cash equivalents.  Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits.  The Company believes it is not exposed to any significant credit risk of cash and cash equivalents.  All of our non-interest bearing cash balances were fully insured at December 31, 2010 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012.  Under the program, there is no limit to the amount of insurance for eligible accounts.  Beginning 2013, insurance coverage will revert to $250 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits.

Fair Value Measurements - The fair values of the Company’s financial instruments reflect the estimates of amounts that would be received from selling an asset in an orderly transaction between market participants at the measurement date.  The fair value estimates presented in this report are based on information available to the Company as of December 31, 2010 and December 31, 2009.

The carrying values of cash and cash equivalents, accounts receivable, due to licensors, accounts payable and accrued expenses approximate fair value due to the short-term nature. The Company has estimated the fair value of its investment in auction rate securities (“ARS”) and other current and long-term investments using unobservable inputs at December 31, 2010.  The authoritative guidance issued by the FASB includes a fair value hierarchy based on three levels of inputs, the first two of which are considered observable and the last of which is considered unobservable, that may be used to measure fair value. The three levels are the following:

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

Investments - The Company’s investment securities principally consist of ARS and preferred shares. The Company’s ARS are generally rated “BBB” or better by one or more national rating agencies and have contractual maturities of up to 80 years. Of the aggregate principal amount of $18,450 in investment securities held by the Company as of December 31, 2010, 40% mature within the next 30 years, 48% mature through 2087 and the remaining 52% have no maturity date.  The Company classifies these investments as “available for sale”.  The ARS that the Company invests in generally had interest reset dates that occurred every 7 or 35 days and despite the long-term nature of their stated contractual maturity, the historical operation of the ARS market prior to 2007 had given the Company the ability to quickly liquidate these securities at ongoing auctions every 35 days or less.

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

The ARS currently held by the Company are private placement debt securities with long-term nominal maturities and interest rates that typically reset monthly.  The Company’s investments in ARS represent interests in debt obligations issued by banks and insurance companies that originally had at least an “A” credit rating at the time of purchase, including bond insurers and re-insurers such as MBIA, AMBAC, FGIC, and FSA. The collateral underlying these securities consists primarily of commercial paper, but also includes asset-backed and mortgage-backed securities, government holdings, and other ARS.

As of December 31, 2010, the Company held investment securities with an aggregate principal amount of $18,450 and an estimated fair market value of $7,126, as determined by the Company, representing a decline in value of $11,324 (consisting of a decrease in value of $10,843 prior to 2010, and a decrease in value of $481 during 2010).  As of December 31, 2010, the Company concluded that the entire decline in the fair value of the investment securities held by the Company was now other than temporary. Accordingly, the Company recorded $3,578 of its unrealized losses on its investment securities which were previously classified as temporarily impaired.  During the first quarter of 2011, the Company sold two of its investment securities with an aggregate principal amount of $1,900 for $760 and intends to sell additional securities during 2011 to fund its operations.

Because the Company no longer expects to hold its remaining investment securities until recovery of their face value and the fact that the Company has been liquidating many of its investment securities each year based on the improving credit market and its need to fund current operations, the Company considers these investments to be short-term in nature and no longer temporarily impaired as such term is defined in the accounting literature. Accordingly, the entire balance of unrealized loss in accumulated other comprehensive loss was reclassified to impairment of investment securities as of December 31, 2010.  The Company continues to monitor the market for ARS and considers its impact (if any) on the fair value of its investments.  If the current market conditions deteriorate further, the Company may be required to record additional impairment charges to non-operating expense in future periods.

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

Given the change in the market for the Company’s investment securities, the Company has classified all of its investment in ARS and the securities into which certain of the ARS have been exchanged, as current assets on its balance sheet as of December 31, 2010 due to the fact that the Company believes that the liquidity of these securities is likely to be restored in a period less than twelve months from such date.

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

The Company will consider all alternatives available to generate additional cash to fund its operations, including, but not limited to sales of assets, issuance of equity or debt securities, third party arrangements.

Operating Leases - The Company accounts for all operating leases on a straight-line basis over the term of the lease.  In accordance with authoritative guidance issued by the FASB, any incentives or rent escalations are recorded as deferred rent and are included as a component of rent expense over the respective lease term.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are used in, but not limited to, certain areas of revenue recognition, the amortization of television and film costs, the amortization of 4Kids TV broadcast fees, valuation of our investment securities and inventory reserves.  Actual results could differ materially from those estimates.

Reclassifications - Certain reclassifications have been made to prior year amounts to conform to the 2010 presentation.

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

Total comprehensive loss for the years ended December 31, 2010, 2009 and 2008 was $(26,526), $(50,404) and $(51,653), respectively, which included translation adjustments of $(117), $504 and $(1,348) for the respective periods.

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

Income Taxes - The Company is subject to income taxes in both the United States and the United Kingdom.  Income tax expense (benefit) is provided for using the asset and liability method. Deferred income taxes are recognized at currently enacted tax rates for the expected future tax consequences attributable to temporary differences between amounts reported for income tax purposes and financial reporting purposes. Deferred taxes are provided for the undistributed earnings as if they were to be distributed. The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as recurring operating losses, projected future taxable income and the expected timing of the reversals of existing temporary differences.  The authoritative guidance issued by the FASB requires the Company to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Determining a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Based on the level of deferred tax assets as of December 31, 2010 and the level of historical losses realized, the Company has determined that the uncertainty regarding the realization of these assets is sufficient to warrant the establishment of a full valuation allowance against the Company’s net deferred tax assets.

Our assessment of the valuation allowance on the deferred tax assets could change in the future based on our levels of pre-tax income and other tax-related adjustments. A change in estimate of the valuation allowance, in whole or in part, would result in a non-cash reduction in income tax expense during the period of the change. Due to the continued losses incurred by the Company in 2010 and prior years, the Company believes that it is more likely than not that the deferred tax asset related to these net operating losses will not be realized and therefore recorded a full valuation allowance.  If, in the future, the Company determines that the utilization of these net operating  losses becomes more likely than not, the Company will reduce the valuation allowance at that time.

The discontinued operations of TC Digital and TC Websites are limited liability companies and have elected to be treated as partnerships for income tax purposes. As such, U.S. federal and state income taxes (in the states which tax limited liability companies as partnerships) are the direct responsibility of its members. We own 55% of the membership interests in both entities. Thus, our respective portion of their activity is reported in our consolidated tax returns.

Recently Adopted Accounting Standards – In July 2010, the FASB issued authoritative guidance that will require enhanced disclosures regarding the credit characteristics of receivables. Under the new guidance, accounting policies, the methods used to determine the components of the allowance for doubtful accounts, and qualitative and quantitative information about the credit risk inherent in receivables, are each required to be disclosed.  The enhanced disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The enhanced disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of this guidance did not have an impact on the Company’s consolidated financial position and results of operations.

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

In April 2009, the FASB issued authoritative guidance related to investments in debt and equity securities. The objective of the new guidance is to make impairment guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments (“OTTI”) of debt and equity securities in financial statements.  The guidance revises the OTTI evaluation methodology.  Under the guidance, the security is analyzed for credit loss, (the difference between the present value of cash flows expected to be collected and the amortized cost basis). The credit loss, if any, will then be recognized in the statement of earnings, while the balance of impairment related to other factors will be recognized in other comprehensive income. This guidance was effective for all interim and annual periods ending after June 15, 2009. The Company adopted this authoritative guidance issued by the FASB as of January 1, 2009 and recorded a cumulative-effect adjustment of $2,130 to its opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive loss. As of December 31, 2010, the Company impaired the remaining amount of its unrealized losses which were previously classified as temporary and recorded these losses in other comprehensive loss..

Recently Issued Accounting Standards – There are no recently issued accounting standards that currently apply to the Company.

3. FAIR VALUE OF FINANCIAL ASSETS

The carrying values and estimated fair values of the Company’s financial assets for the periods presented are as follows:

	Estimated Fair Value Measurements
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2010:
Financial Assets
Cash and cash equivalents	$4,195	$4,195	$—	$—
Auction rate securities	7,089	—	—	7,089
Preferred shares	37	—	—	37
Total short-term investments	11,321	4,195	—	7,126

Total Financial Assets	$11,321	$4,195	$—	$7,126

December 31, 2009:
Financial Assets
Cash and cash equivalents	$3,621	$3,621	$—	$—
Total short-term investments	3,621	3,621	—	—

Auction rate securities	9,050	—	—	9,050
Corporate obligations	3,689	—	—	3,689
Preferred shares	1,441	—	—	1,441
Total long-term investments	14,180	—	—	14,180

Total Financial Assets	$17,801	$3,621	$—	$14,180

Level 1- The Company’s Level 1 assets consist of cash and U.S. Treasury securities with original maturities of three months or less.

Level 2 - At December 31, 2010 and December 31, 2009, the Company had no investments which were considered to be Level 2 assets.

Level 3 – The Company’s Level 3 assets consist of the Company’s investment in ARS, corporate obligations, and preferred shares.  The recent uncertainties in the credit markets have made it more difficult for the Company and other investors to liquidate their holdings of these securities for the year ended December 31, 2010 and 2009, because the amount of securities submitted for sale has exceeded the amount of purchase orders.

The carrying value of the Company’s investments in its Level 3 assets, as of December 31, 2010 and 2009, represent the Company’s best estimate of the fair value of these investments based on currently available information. The Company estimates the fair values of the investment securities quarterly based upon consideration of such factors as: issuer and insurer credit rating; comparable market data, if available; current market conditions; the credit quality of the investment securities; the rate of interest received since the date the auctions began; and yields of securities similar to the underlying investment securities.  These considerations are used to determine a range of values for each security from moderate to highly conservative.  The Company has based its evaluation on the mid-point of that range. Specifically, the Company considered the composition of the collateral supporting the investment securities and the default probabilities of the collateral underlying the ARS in its overall valuation of each security.  The Company has also researched the secondary market, and while such a market may be available, there is no guarantee that such a market will exist at any particular point in time.  Additionally, the Company looked at the probabilities of default, probabilities of successful auctions and probabilities of earning the maximum (failed auction) rate for each period.  If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the Company may be required to further adjust the carrying value of its investment securities through additional devaluations.

The table below provides a summary of changes in fair value for the Company’s available for sale investments:

	December 31, 2010
	Amortized Cost	Unrealized Loss	Estimated Fair Value
Short-term investments:
Auction rate securities	$12,300	$(5,211)	$7,089
Preferred shares	6,150	(6,113)	37
Total short-term investments	$18,450	$(11,324)	$7,126

	December 31, 2009
	Amortized Cost	Unrealized Loss	Estimated Fair Value
Long-term investments:
Auction rate securities	$17,300	$(8,250)	$9,050
Corporate obligations	5,400	(1,711)	3,689
Preferred shares	12,850	(11,409)	1,441
Total long-term investments	$35,550	$(21,370)	$14,180

The following table presents additional information about assets measured at fair value using Level 3 inputs for the year ended December 31, 2010:

	Auction Rate Securities	Corporate Bonds	Preferred Shares	Total
Balance as of January 1, 2010	$9,050	$3,689	$1,441	$14,180

Unrealized net change – included in other comprehensive loss	3,520	1,711	—	5,231

Unrealized loss – included in earnings	(3,499)	—	(79)	(3,578)

Realized (loss) / gain from sale or settlement	(342)	(1,404)	130	(1,616)

Proceeds from sales or settlements	(1,640)	(3,996)	(1,455)	(7,091)

Balance as of December 31, 2010	$7,089	$—	$37	$7,126

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

Accounts receivable consisted of the following as of:

	December 31,
	2010	2009
Gross accounts receivable	$8,517	$14,785
Allowance for doubtful accounts	(640)	(789)
	7,877	13,996
Less: long-term portion	(59)	(153)
	$7,818	$13,843

5. FILM AND TELEVISION COSTS

Film and television costs consisted of the following as of:

	December 31,
	2010	2009
Opening balance	$6,832	$16,661
Additions	3,663	11,682
	10,495	28,343
Amortization	(6,827)	(21,511)
Ending Balance	$3,668	$6,832

Development/Preproduction	$75	$392
Production	326	1,645
Completed not released	325	639
Completed released	2,942	4,156
	$3,668	$6,832

Amortization of capitalized film and television costs were $6,827, $21,511 and $7,707 during fiscal years 2010, 2009 and 2008, respectively.  Based on management’s ultimate revenue estimates as of December 31, 2010, approximately 62% of the total completed and unamortized film and television costs are expected to be amortized during 2011, and over 90% of the total completed and unamortized film and television costs are expected to be amortized during the next three years.

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	December 31,
	2010	2009
Computer equipment and software	$3,398	$3,438
Website development	87	87
Machinery and equipment	2,052	2,130
Office furniture and fixtures	1,082	1,097
Leasehold improvements	3,156	3,032
Office equipment	354	354
	10,129	10,138
Less: accumulated depreciation and amortization	(8,932)	(8,475)
	$1,197	$1,663

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

The following table summarizes activity under the Company’s stock option plans for the years ended December 31, 2010, 2009 and 2008:

	Shares (In thousands)	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2008	1,715	$18.43
Granted	—	—
Exercised	(75)	3.10
Forfeited, cancelled or expired	(339)	12.63
	1,301	$20.76
Outstanding at December 31, 2008	—	—
Granted	—	—
Exercised	—	—
Forfeited, cancelled or expired	(531)	24.35
	770	$18.28
Outstanding at December 31, 2009	—	—
Granted	—	—
Exercised	—	—
Forfeited, cancelled or expired	(480)	20.56
Outstanding at December 31, 2010	290	$14.29	0.5	$—

Exercisable at December 31, 2010	290	$14.29	0.5	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company’s common stock on the date of determination for those awards that have an exercise price currently below the closing price.  As of December 31, 2010, there were no options outstanding to purchase shares with an exercise price below the quoted price of its common stock.  During the years ended December 31, 2010, 2009 and 2008, the aggregate intrinsic value of options exercised under its stock option plans was $0, $0 and $281, respectively, determined as of the date of exercise.

	Options Outstanding			Options Exercisable
Ranges of Exercise Prices	Number Outstanding at 12/31/10 (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable at 12/31/10 (in thousands)	Weighted Average Exercise Price
$8.94 - $ 13.41	150	0.0	$8.94	150	$8.94
$13.42 - $ 20.13	140	1.0	20.03	140	20.03

Total	290	0.5	$14.29	290	$14.29

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

The following table summarizes restricted stock activity under the Company’s long-term incentive compensation plans for the years ended December 31, 2010, 2009 and 2008:

	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2008	254	$16.68
Granted	311	7.85
Vested	(71)	16.65
Forfeited	(29)	11.21

Outstanding at December 31, 2008	465	$11.11
Granted	378	1.46
Vested	(164)	11.46
Forfeited	(85)	6.11

Outstanding at December 31, 2009	594	$5.58
Granted	—	—
Vested	(242)	7.09
Forfeited	(100)	4.39
Outstanding at December 31, 2010	252	$4.60

The Company recognized approximately $1,263, $1,839 and $1,630 of compensation costs related to the LTICPs during the years ended December 31, 2010, 2009 and 2008, respectively.  Additionally, as of the year ended December 31, 2010, there was approximately $167, $191, and $173 of unrecognized compensation cost related to restricted stock awards granted under the Company’s 2008, 2007, and 2006 LTICPs, respectively.  The cost is expected to be recognized over a remaining weighted-average period of 1.4, 0.4, and 0.4 years under the 2008, 2007, and 2006 LTICPs, respectively.  There were approximately 106,000, 80,000, 31,000 and 25,000 shares of restricted stock that vested during the year ended December 31, 2010 that had been granted under the 2008, 2007, 2006 and 2005 LTICPs, respectively.

Availability for Future Issuance – As of December 31, 2010, (i) options to purchase approximately 1,833,000 shares of the Company’s common stock were available for future issuance under the Company’s stock option plans and (ii) options to purchase a maximum of approximately 659,000 shares of the Company’s common stock were available for future issuance under the Company’s LTICPs, reduced by four shares for each share of restricted stock awarded under the 2006 and 2005 LTICPs, under which an aggregate of approximately 178,000 shares of the 659,000 total shares were available for issuance as options, and reduced by two shares for each share of restricted stock awarded under the 2008 and 2007 LTICPs, under which an aggregate of approximately 481,000 of the 659,000 total shares were available for issuance as options.

8. REVENUES/MAJOR CUSTOMERS

Net revenues included in the accompanying consolidated statements of operations are net of licensor participations of $9,733, $30,993 and $29,330 during fiscal years 2010, 2009 and 2008, respectively. The percentages of revenue from major Properties and customers/licensees are as follows:

	December 31,
	2010	2009	2008
Percentage of revenue derived from major Properties (revenue in excess of 10 percent of total revenue)	56%	62%	33%
Number of major Properties	2	2	2

Percentage of revenue derived from major customers/licensees (revenue in excess of 10 percent of total revenue)	39%	18%	15%
Number of major customers/licensees	1	1	1

Two Properties, “Yu-Gi-Oh!” and “Pokémon” represented 36% and 20%, respectively, for a total of 56%, of consolidated net revenues for fiscal 2010, or $8,038. Two Properties, “Teenage Mutant Ninja Turtles” and “Yu-Gi-Oh!” represented 36% and 26%, respectively, for a total of 62%, of consolidated net revenues for fiscal 2009, or $21,031, of which $9,786, or 29% of consolidated net revenues, represented a one-time payment received by the Company in October 2009 in consideration of its agreement to terminate its right to serve as the merchandise licensing agent for the “Teenage Mutant Ninja Turtles” Property prior to the scheduled expiration of its representation agreement with Mirage Group in 2012.  Two Properties, “Teenage Mutant Ninja Turtles” and “Yu-Gi-Oh!” represented 33% of consolidated net revenues for fiscal 2008.  One licensee, Konami, represented 39%, 18% and 15% of consolidated net revenues for fiscal 2010, 2009 and 2008, respectively.  As of December 31, 2010 and 2009, accounts receivable due from these major customers/licensees discussed above represented 19% and 7%, respectively,  of the Company’s gross accounts receivable for each such year.

9. INCOME TAXES

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

The Company is no longer subject to examinations by income tax authorities in most jurisdictions for years prior to 2006.  As of December 31, 2010, there were no outstanding tax audits.

The (benefit from) provision for income taxes consisted of the following:

	Years Ended December 31,
	2010	2009	2008
Current tax (benefit):
Federal	$—	$(3,927)	$—
State and local	—	—	—
Foreign	—	—	101
	$—	$(3,927)	$101
Deferred tax (benefit):
Federal	—	—	—
State and local	—	—	—
Foreign	—	122	199
	—	122	199

(Benefit from) provision for income taxes	$—	$(3,805)	$300

The domestic and foreign components of pre-tax loss (including discontinued operations) are as follows:

	Years Ended December 31,
	2010	2009	2008

Domestic	$(29,370)	$(54,048)	$(35,940)
Foreign	(2,270)	(2,213)	(889)
Pre-tax loss	$(31,640)	$(56,261)	$(36,829)

	Years Ended December 31,
	2010	% of Pretax	2009	% of Pretax	2008	% of Pretax

Tax at Federal statutory rate	$(11,074)	(35.0)%	$(19,691)	(35.0)%	$(12,890)	(35.0)%
Increase (decrease) in: Valuation allowances	12,564	39.7	18,438	32.8	15,576	42.3
Permanent differences	10	—	150	0.3	(188)	(0.5)
State and local taxes - net	(1,500)	(4.7)	(2,702)	(4.8)	(1,867)	(5.1)
Other - net	—	—	—	—	(331)	(0.9)
Income tax (benefit) provision	$—	—%	$(3,805)	(6.7)%	$300	0.8%

The components of the net deferred tax assets (liabilities) are as follows:

	December 31,
	2010	2009
Deferred Tax Assets:
Investments	$4,544	$5,489
Inventory	—	2,415
Film and television costs	719	1,119
Accounts receivable allowances	224	274
Foreign tax credits	—	186
Net operating loss carryforwards	37,864	29,596
Capital loss carryforwards	4,575	3,059
Restricted stock/Stock options	1,877	1,463
Contributions	98	270
Deferred rent	197	222
Property and equipment	976	807
Gross deferred tax assets	$51,074	$44,900

Deferred Tax Liabilities:
Film and television costs	$—	$—
Foreign earnings	—	(1,210)
Accrued minimum guarantees	(28)	(190)
Gross deferred tax liabilities	$(28)	$(1,400)

Valuation allowance	$(51,046)	$(43,500)

Net deferred tax asset	$—	$—
Amounts recognized in the Consolidated Balance
Sheets consist of:
Deferred tax asset – current	$—	$—
Deferred tax asset – non-current	—	—
Net deferred tax asset	$—	$—

A reconciliation of activity for the Company’s deferred tax asset valuation allowance is provided as follows:

	Years Ended December 31,
	2010	2009	2008

Beginning balance	$43,500	$33,164	$11,912
Additions to provision	10,490	14,383	15,576
(Credit) charge to accumulated other comprehensive loss	(2,944)	(4,047)	5,676
	$51,046	$43,500	$33,164

The expiration terms and amounts for which an allowance has been provided with respect to the loss and credit carryforwards reflected in the gross deferred tax assets above are comprised as follows:

Loss Carryforwards	Expiration	Gross Amount

Federal	2030	$89,625
State and local	2016-2030	92,721
Foreign	Indefinite	5,035

Capital Loss Carryforwards

Federal	2014	$11,439
State and local	2014	11,439

The Company records U.S. taxes on undistributed earnings of subsidiaries to the extent such earnings are planned to be remitted and not permanently reinvested.  The Company has no current plans to repatriate more earnings from its foreign subsidiary.

There were no income tax benefits related to the exercise of stock options for the years ended December 31, 2010, 2009 and 2008.

The Company has no unrecognized tax benefits recorded for the years ended December 31, 2010 and 2009.

When and if the Company were to recognize interest or penalties related to unrecognized tax benefits, they would be reported net of federal tax benefit in tax expense.

It is difficult to predict what would occur to change the Company’s unrecognized tax benefits over the next twelve months.  The Company believes, however, that there should be no change during the next twelve months.

10. LOSS PER SHARE

The Company computes basic EPS based solely on the weighted average number of common shares outstanding during the period in accordance with authoritative guidance issued by the FASB. Diluted EPS reflects all potential dilution of common stock. For the years ended December 31, 2010, 2009 and 2008, 290,000, 770,250 and 1,301,000 shares, respectively, attributable to the exercise of outstanding options, were excluded from the calculation of diluted EPS because the effect was antidilutive.

11.  SEVERANCE AND EXIT COSTS

In connection with the termination of the operations of TC Digital and TC Websites, the Company recorded charges for severance and termination benefits as well as other exit costs in the amount of approximately $2,673 during the year ended December 31, 2010.  The charges were attributable to certain exit costs incurred during the period, including the elimination of seven sales and related support positions as well as certain other management positions. Mr. Bryan Gannon’s position as Chief Executive Officer of TC Digital was eliminated as part of the staff reduction.  Mr. Gannon provided certain transitional services through his termination date.

A summary of the actions taken for severance and other exit-costs have been recorded in loss from discontinued operations and the estimated remaining liability associated with such costs are as follows:

	Total Severance and Other Costs for the Year Ended December 31, 2010	Remaining Liability as of December 31, 2010
Severance and related costs	$302	$200
Inventory write-down and destruction	92	—
Disposal of property and equipment	1,120	—
Termination of contracts and leases	1,159	542
Total	$2,673	$742

The liability for severance and exit costs will be paid in accordance with the provisions of the contractual agreements and payments are expected to be completed at various times through 2011.

12. DISCONTINUED OPERATIONS

Effective September 30, 2010, the Company terminated the operations of TC Digital and TC Websites due to their continued lack of profitability.  As a consequence of the termination of their operations, TC Digital and TC Websites ceased supporting the Chaotic trading card game and website, effective October 1, 2010.  The results of operations for the trading card and game distribution segment are reported as a discontinued operation and the accompanying consolidated financial statements have been reclassified for all prior periods to report the assets, liabilities and operating results of this business.

The following are the summarized results of discontinued operations for the trading card and game distribution segment for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008
Total net revenues	$247	$2,603	$15,276
Total costs and expenses	6,736	23,182	27,913
Loss from discontinued operations	$(6,489)	$(20,579)	$(12,637)

The major classes of assets and liabilities of the discontinued operations on the balance sheet are as follows:

	December 31, 2010	December 31, 2009
ASSETS
Accounts receivable – net	$—	$627
Inventory	—	1,273
Prepaid and other current assets	39	501
Current assets of discontinued operations	$39	$2,401

Property and equipment - net	$—	$1,235
Other assets - net	—	486
Non-current assets of discontinued operations	$—	$1,721

LIABILITIES
Accounts payable and accrued expenses	$1,753	$2,738
Current liabilities of discontinued operations	$1,753	$2,738

13. ACCOUNTING CHANGE AND RECLASSIFICATION

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

The following table shows the summary impact in the consolidated statements of operations for the years ended December 31, 2009 and 2008.

            As originally reported:

	Years Ended December 31,
	2009	2008
Total net revenues	$36,651	$48,393
Total costs and expenses	59,587	67,163
Loss from operations	$(22,936)	$(18,770)

             As restated:

	Years Ended December 31,
	2009	2008
Total net revenues	$34,180	$41,925
Total costs and expenses	57,116	60,695
Loss from operations	$(22,936)	$(18,770)

14. DEFINED CONTRIBUTION PLAN

The Company participates in a 401(k) plan covering substantially all employees. Benefits vest based on number of years of service. The Company’s policy is to match 25% of the first 6% of the covered employee’s annual salary, as defined by the plan. Contributions to the plan by the Company amounted to $111, $140 and $178 for the years ended December 31, 2010, 2009 and 2008, respectively.

15. COMMITMENTS AND CONTINGENCIES

a.
Bonus Plan - Bonuses are eligible to key officers and employees in an amount, if any, to be determined in the sole discretion of the Compensation Committee of the Board of Directors in consultation with the management of 4Kids. For 2010, 2009 and 2008, no bonuses were awarded to the Chairman and CEO of the Company by the Compensation Committee.  Additionally, no bonuses were awarded to employees for 2010, 2009 and 2008.

b.
Leases - The Company leases certain office, administration and production facilities. Commitments for minimum rentals, not including common charges, under non-cancelable leases at the end of 2010 are as follows:

Year Ending December 31,	Amount
2011	$1,254
2012	975
2013	999
2014	1,026
2015	1,056
2016 and after	1,648
Total	$6,958

Rent expense for all operating leases charged against earnings amounted to $2,104, $2,288 and $2,304 during fiscal years 2010, 2009 and 2008, respectively.

c.
Litigation - TCD International, Ltd. - On February 12, 2010, Home Focus Development, Ltd., a British Virgin Islands Corporation, (“Home Focus”) filed suit against 4Kids in the United States District Court for the Southern District of New York. Home Focus alleged that 4Kids owed Home Focus $1,075 under an Interest Purchase Agreement among 4Kids, Home Focus and TC Digital entered into on March 2, 2009, pursuant to which the Company acquired a 25% ownership interest in TCD International, Ltd. (“TDI”).

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

During the last few months, the parties have had substantive discussions and have exchanged draft agreements regarding the possible resolution of the claims and counterclaims. There can be no assurance that the parties will conclude their settlement discussions satisfactorily.

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

On July 14, 2010, 4Kids and TPC executed a tolling agreement tolling the statute of limitations until October 21, 2010 with respect to TPC’s claims. 4Kids and TPC also agreed in the tolling agreement that neither party would commence any litigation against the other party until after the expiration of the tolling period in order to allow for the parties to complete their respective audits and to discuss the results thereof.  During mid-June 2010, 4Kids commenced its audit of TPC which 4Kids expects to complete over the next few months.   On October 12, 2010, 4Kids and TPC executed an amendment to the tolling agreement extending the tolling of the statute of limitations until January 15, 2011.  On January 26, 2011, 4Kids and TPC executed a second amendment to the tolling agreement extending the tolling of the statute of limitations until March 15, 2011. On March 25, 2011, 4Kids and TPC executed a third amendment to the tolling agreement extending the tolling of the statute of limitations until April 15, 2011.

Over the last several weeks, the parties have had productive discussions with regard to the resolution of the Pokémon royalty audit.

Yu-Gi-Oh! Royalty Audit - During the first quarter of 2010, ADK, a member of the consortium of Japanese companies that controls the rights to Yu-Gi-Oh! ("Yu-Gi-Oh! Consortium"), commenced an audit of 4Kids with respect to the amounts paid by 4Kids to ADK during the course of the 4Kids representation of Yu-Gi-Oh!, which started in 2001.

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

On December 20, 2010, 4Kids received a letter from ADK which alleged audit findings of $4,819. By letter dated December 29, 2010, 4Kids disputed substantially all of the alleged audit findings. On January 11, 2011, the parties entered into another amendment to the tolling agreement extending the tolling period through March 31, 2011.

On March 4, 2011, ADK requested a payment from the Company in order for representatives of the Licensors to agree to meet with representatives of the Company. On March 17, 2011, 4Kids made a $1 million payment to ADK as a show of good-faith so that a meeting could take place with ADK to attempt to resolve the audit claims. Notwithstanding the $1 million good-faith payment, the Company also reserved its rights to dispute all of ADK’s audit claims. On March 18, 2011, representatives of 4Kids met with representatives of ADK in a further, but ultimately unsuccessful, attempt to resolve the outstanding issues.

On March 24, 2011, 4Kids received a letter from the Licensors purporting to terminate the agreement dated July 1, 2008 between the Licensors and 4Kids with respect to the Yu-Gi-Oh! Property (the “Yu-Gi-Oh! Agreement”) for alleged breaches of the Yu-Gi-Oh! Agreement by 4Kids.  The purported termination letter did not comply with the 10 business day notice and cure provision in the Yu-Gi-Oh! Agreement. On March 24, 2011, the Licensors filed a lawsuit against the Company in the United States District Court for the Southern District of New York also claiming that the Company has breached the Yu-Gi-Oh! Agreement on grounds substantially the same as those asserted in its audit findings and seeking more than $4,700 in damages.

On March 27, 2011, 4Kids, responding to the letter from the Licensors, completely rejected the purported termination of the Yu-Gi-Oh! Agreement by the Licensors as wrongful and devoid of any factual and legal basis.  On March 30, 2011, the Company received a letter from counsel to the Licensors reiterating the Licensors’ position with respect to the termination of the Yu-Gi-Oh! Agreement.  4Kids intends to vigorously oppose the purported termination of the Yu-Gi-Oh! Agreement and to defend itself against the claims brought in the lawsuit. Also, notwithstanding the lawsuit and the other actions taken by the Licensors, 4Kids continues its efforts to resolve the dispute with the Licensors.

While 4Kids believes that the Licensors’ purported termination of the Yu-Gi-Oh! Agreement is invalid and ineffective, a finding that such purported termination is valid would have a material adverse effect on the Company’s financial condition and results of operations and would likely significantly impede 4Kids ability to continue its operations.  If 4Kids’ continued attempts to resolve the dispute with the Licensors are unsuccessful, 4Kids intends to take all actions it deems necessary to preserve its business and assets, including the potential filing of a petition under Chapter 11 of the United States Bankruptcy Code.

4Kids’ consolidated financial statements have been prepared assuming that we will be able to continue to operate as a going concern.  4Kids historical recurring losses and negative cash flows from operations together with the dispute with the Licensors under the Yu-Gi-Oh! Agreement has caused 4Kids’ independent registered public accounting firm to include an explanatory paragraph in their report dated March 30, 2011 regarding their concerns about 4Kids’ ability to continue as a going concern.

The Company, from time to time, is involved in litigation, contract disputes and claims arising in the ordinary course of its business. Except as described above, the Company does not believe that such litigation to which the Company or any subsidiary of the Company is a party or of which any of their Properties is the subject or any claims made against it will, individually or in the aggregate, have a material adverse effect on the Company’s financial position or the results of its operations or cash flows.

d.
Employment Contracts - As of December 31, 2010, the Company had employment and severance agreements and arrangements with certain of its executive officers and management personnel. The agreements generally continue until terminated by the employee or the Company, and provide for severance payments under certain circumstances.  The majority of the agreements and arrangements provide the employees with certain additional rights after a change of control (as defined in such agreements) of the Company occurs.  The agreements include a covenant against competition with the Company which extends for a period of time after termination for any reason. As of December 31, 2010, if all of the employees under contract were terminated by the Company without good cause or following a change of control, under these contracts, the Company’s liability would be approximately $8,157 or $6,852, respectively. Subsequent to December 31, 2010, the Company announced that Alfred R. Kahn had retired and resigned from his position as Chief Executive Officer of the Company, as Chairman of the Company’s Board of Directors, and as a member of the Company’s Board of Directors, effective on January 10, 2011. In connection with his retirement and resignation, Mr. Kahn entered into a separation agreement with the Company, dated as of January 10, 2011 (the “Separation Agreement”), pursuant to which Mr. Kahn is entitled to an aggregate payment of $250 in six equal monthly installments and certain other benefits.

e.
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

The minimum guarantee payable by the Company to The CW under the CW Agreement is as follows:

Broadcast Season	Minimum Fee
2008/2009	$15,000
2009/2010	$12,000
2010/2011	$11,500
2011/2012	$11,500

For the 2008/2009 broadcast season, the revenue sharing percentage split in favor of the CW was 80%/20% until $20,000 in revenue has been realized and a revenue split of 50%/50% applied thereafter.  For each other broadcast season, the CW Agreement provides for (1) an 80%/20% revenue split in favor of The CW until it has received its minimum guarantee applicable to such broadcast season, (2) the Company to retain 100% of the revenue until its share of the revenue for such broadcast season equals 35%, (3) a 65%/35% revenue split in favor of The CW until $20,000 in revenue has been realized and (4) a revenue split between the parties of 50%/50% thereafter.  The Agreement also requires the Company to make certain security arrangements in favor of The CW to secure payment of the minimum guarantee and The CW's share of national advertising proceeds.  The following table summarizes the Company’s material firm commitments to The CW as of December 31, 2010:

Year Ending December 31,	CW Agreement
2011	$16,500
2012	11,500
2013	6,500
2014	—
2015	—
2016 and after	—
Total	$34,500

The Company broadcasted certain of its Properties on 4Kids TV, the Saturday morning programming block that the Company leased from Fox, under the Fox Agreement.  On November 9, 2008, the Company entered into an agreement with Fox to settle the lawsuit brought by the Company against Fox for alleged breaches of the Fox Agreement. Under the terms of the Settlement Agreement, the Fox Agreement terminated on December 31, 2008, rather than at the end of the 2008-2009 broadcast season in September 2009.  The Company’s remaining financial obligations to Fox for the first three quarters of 2009 also terminated.  During the year ended December 31, 2009, the Company paid Fox $6,250 in respect of its remaining obligation under the Settlement Agreement.  The cost of 4Kids TV has been capitalized and amortized over each broadcast year based on estimated advertising revenue until the termination of the Fox Agreement on December 31, 2008, at which time the cost to lease 4Kids TV was fully amortized.

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

f.
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

16. NONCONTROLLING INTEREST RELATED TO DISCONTINUED OPERATION

As of January 1, 2009, all earnings and losses of a subsidiary are attributed to both the parent and the noncontrolling interest, even if the losses attributable to the noncontrolling interest result in a deficit noncontrolling interest balance.  Previously, any losses exceeding the noncontrolling interest’s investment in the subsidiaries were attributed to the parent.

Effective September 30, 2010, the Company has terminated the operations of TC Digital and TC Websites due to their continued lack of profitability.  As a consequence of the termination of their operations, TC Digital and TC Websites ceased supporting the Chaotic trading card game and website, effective October 1, 2010, see Note 12, Discontinued Operations.

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

Noncontrolling interest of membership units in TC Digital represents the noncontrolling members’ proportionate share of the equity in the entity. Income is allocated to the membership units noncontrolling interest based on the ownership percentage throughout the year. As of December 31, 2010, the noncontrolling member continued to hold 45% of the equity in the entity.  The following table summarizes the noncontrolling interest’s loss attributable to the noncontrolling equity interest in TC Digital:

	Year Ended December 31,
	2010	2009	2008
TC Digital net loss before common units noncontrolling interest	$(8,584)	$(19,107)	$(11,877)
Noncontrolling interest percentage	45%	45%	45%
Noncontrolling interest loss allocation	(3,863)	(8,598)	(5,345)*
Less: Capital contribution from noncontrolling interest	—	—	—
Loss attributable to noncontrolling interest	$(3,863)	$(8,598)	$(5,345)

Included in the TC Digital net loss is $33 related to the operations of TDI, a joint venture owned 50% by TC Digital, 25% by the Company and 25% by Home Focus, see Note 15 for further details.  As of December 31, 2010, Home Focus has not made a required capital contribution to TDI.

As of December 31, 2010, the loss in excess of noncontrolling interest for TC Digital absorbed by 4Kids Digital, in the aggregate, since the formation of such entity is $20,154.

*Entirely absorbed by 4Kids and included in discontinued operations for the year ended December 31, 2008 under then existing accounting standards.

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

As of December 31, 2010, the noncontrolling member held 45% of the equity in the entity.  The following table summarizes the noncontrolling interest’s loss attributable to the noncontrolling equity interest in TC Websites:

	Year Ended December 31,
	2010	2009	2008
TC Websites net loss before common units noncontrolling interest	$(1,369)	$(3,959)	$(3,632)
Noncontrolling interest percentage	45%	45%	45%
Noncontrolling interest loss allocation	(616)	(1,782)	(1,634)*
Less: Capital contribution from noncontrolling interest	10	132	310
Loss attributable to noncontrolling interest	$(606)	$(1,650)	$(1,324)

As of December 31, 2010, the loss in excess of noncontrolling interest for TC Websites absorbed by 4Kids Websites in the aggregate since the formation of such entity is $6,036.

*Entirely absorbed by 4Kids and included in discontinued operations for the year ended December 31, 2008 under then existing accounting standards.

17. IMPAIRMENT OF CHAOTIC RELATED ASSETS

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

18. RELATED PARTY TRANSACTIONS

National Law Enforcement and Firefighters Children’s Foundation – Alfred Kahn, the Company’s former Chairman and Chief Executive Officer is the founder and President of The National Law Enforcement and Firefighters Children’s Foundation (the “Foundation”). The Foundation is a not-for-profit organization dedicated to helping the children of law enforcement and firefighting personnel and working with law enforcement and firefighting organizations to provide all children with valuable social and life skill programs. During the years ended December 31, 2010, 2009 and 2008, the Company contributed approximately $0, $66 and $110, respectively, to the Foundation.

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

As of December 31, 2010, the Company had entered into the following transactions with CUSA and CUSA LLC, or parties related to Gannon and Milito that are summarized below:

°
Chaotic Property Representation Agreement - On December 11, 2006, 4Kids Licensing, CUSA and Apex Marketing, Inc. (“Apex”), a corporation in which Gannon holds 60% of the outstanding capital stock and Milito owns 39% of the outstanding capital stock, entered into an amended and restated Chaotic Property Representation Agreement (“CPRA”) replacing the original Chaotic Property Representation Agreement entered into by the parties in April 2005. Under the terms of the CPRA, 4Kids Licensing is granted exclusive television broadcast and production, merchandising licensing, and home video rights to the “Chaotic” Property worldwide in perpetuity, subject to certain limited exceptions. Under the terms of the CPRA, all “Chaotic” related income less approved merchandising and other expenses shall be distributed 50% to the Company and 50% to CUSA and Apex, excluding trading card royalties which are distributed 55% to 4Kids Digital and 45% to CUSA. Additionally, all approved production expenses for television episodes based on the “Chaotic” property are allocated 50% to 4Kids Licensing and 50% to CUSA and Apex. As of December 31, 2010, 2009, and 2008, there were no distributions and approximately $8,583, $8,458, and $6,938, respectively, of production, merchandising and other general expenses were owed to 4Kids Licensing by CUSA and Apex, collectively which were fully reserved on the Company’s consolidated financial statements.

°
Patent License Agreements - On December 11, 2006, TC Digital and TC Websites each entered into an agreement (the “Patent License Agreements”) with Cornerstone Patent Technologies, LLC (“Cornerstone”), a limited liability company, in which Gannon and Milito each hold a 25% membership interest. Pursuant to the Patent License Agreements, TC Digital and TC Websites obtained exclusive licenses (subject to certain exceptions) to use certain patent rights in connection with “Chaotic” and other trading card games which are uploaded to websites owned and operated by each such entity. Additionally, each of TC Digital and TC Websites agreed to pay Cornerstone a royalty of 1.5% of the Manufacturers Suggested Retail Price for the sale of trading cards.  On September 10, 2007, the Company purchased a 25% interest in such patents from Cornerstone for $750. During the year ended December 31, 2010, the Company earned no royalties, and during the years ended December 31, 2009 and 2008, the Company earned royalties of $250 and $158, respectively, associated with its portion of such patents, which such royalties are eliminated in the Company’s consolidated financial statements.

°
Operating Agreement of TC Digital LLC - Under the terms of the TC Digital operating agreement (“TCD Agreement”), TC Digital is obligated to pay the following fees and/or royalties to: (i) 4Kids Digital equal to 3% of TC Digital’s gross revenues up to $350 per year for management services performed; (ii) 4Kids Digital and CUSA equal to 3% of net sales of each pack of trading cards sold; and  (iii) the Company equal to (x) 10% of the net sales of “Chaotic” trading cards and (y) an additional 1% of net sales of “Chaotic” trading cards above $50 million during a calendar year.  The Company acquired its rights to receive royalties of 10% in respect to net sales of “Chaotic” trading cards under the TCD Agreement through purchases from Dracco Company Ltd. (“Dracco”) of a 5% royalty stream on October 17, 2007, a 1% royalty stream, previously allocated to CUSA from Dracco, on December 18, 2007, a 4% royalty stream on March 17, 2008 in exchange for one-time payments of $2,250, $450 and $1,100, respectively.  The consideration for the purchase of the 1% royalty stream for $450 was satisfied through the settlement of certain capital contributions required to be made by CUSA to TC Websites under the TCW Agreement. During the years ended December 31, 2010, 2009, and 2008, the Company earned royalties and / or fees of $74, $879, and $2,791, respectively under the TCD Agreement.  The Company’s portion of such royalties and / or management fees were eliminated in its consolidated financial statements.

°
Chaotic Merchandise License Agreement - On December 11, 2006, 4Kids Licensing, CUSA and TC Digital entered into a merchandise licensing agreement pursuant to which 4Kids Licensing and CUSA granted TC Digital exclusive rights to manufacture, produce and license “Chaotic” trading cards and related accessories through December 31, 2016. Under the terms of the agreement, TC Digital is obligated to pay a royalty on trading cards and all related accessories equal to (i) 4% of net sales to 4Kids Licensing while any amounts are outstanding to 4Kids Digital under the loan agreement or line of credit agreement or (ii) if no amounts are outstanding to 4Kids Digital under the loan agreement of line of credit agreement, 8% of net sales of such cards and accessories, 55% of which will be paid to 4Kids Licensing and 45% of which will be paid to CUSA.  For the years ended December 31, 2010 , 2009, and 2008, no royalties had been earned under this agreement.

°
Operating Agreement of TC Websites LLC - On December 11, 2006, 4Kids Websites entered into the TC Websites Operating Agreement (“TCW Agreement”) with CUSA to purchase a 50% membership interest in TC Websites, which was amended on December 18, 2007 in connection with 4Kids Websites’ acquisition of an additional 5% ownership interest in TC Websites.   Under the terms of the TCW Agreement, each member of TC Websites is obligated to make capital contributions on a pro-rata basis to the extent determined by its Management Committee to be necessary to fund the operation of the Website. Any transaction resulting in the sale of more than 50% of TC Websites’ membership interests or in the sale of all or substantially all of TC Digital’s assets requires the consent of members of TC Websites holding two-thirds of its membership interests (as opposed to a majority of its membership interests).

°
Interest Purchase Agreement - On March 2, 2009, TC Digital, the Company and Home Focus entered into various agreements pursuant to which TC Digital and Home Focus agreed to form TDI and the Company agreed to purchase the TDI Interest from Home Focus.  The purchase price for the TDI Interest is an initial price of $1,575 with an obligation to pay up to an additional $1,000 (the "Conditional Payments") conditioned upon the “Chaotic” television series being telecast in the five largest European television markets (the United Kingdom, France, Germany, Spain and Italy) and/or TDI selling in excess of $10,000 of “Chaotic” trading cards. To date, the Company has entered into agreements for the telecast of the “Chaotic” television series in the UK, France and Germany, requiring the Company to make $600 of the Conditional Payments. The Company has paid Home Focus the following consideration for the TDI interest: the Company paid $475 upon execution of the various agreements and has paid the monthly installments of $125 for each of April, May, June, July and August of 2009.  The Company ceased paying Home Focus additional amounts under the Interest Purchase Agreement due to the failure by Home Focus to make the required capital contributions to TDI required under the Shareholders Agreement, dated March 2, 2009, entered into by the Company and Home Focus with respect to TDI (the “TDI Agreement”).  See Note 15. Commitments and Contingencies for details of this matter.

°
TDI Shareholders Agreement - Under the TDI Agreement, the Board of Directors of TDI consists of four directors. TC Digital has the right to elect two directors and the Company and Home Focus each have the right to elect one director. There are a number of extraordinary actions that require the consent by shareholders holding at least 80% of the voting stock of TDI in addition to approval of the Board of Directors. The TDI Agreement requires the shareholders to provide TDI with additional capital on a pro rata basis in exchange for additional equity. Under the TDI Agreement, TDI is required to pay or reimburse TC Digital for the costs and expenses associated with the printing, advertising, marketing and promotion of the “Chaotic” trading card game in the TDI Territory. In addition, TDI is responsible for reimbursing TC Digital and TC Websites for the cost of translating the “Chaotic” trading cards and “Chaotic” website into the European languages and for bandwidth and equipment charges associated with making the “Chaotic” website operational in the TDI Territory. TDI is also required to pay TC Digital and TC Websites a design fee equal to 3% and 1.5%, respectively, of net sales of “Chaotic” trading cards in the TDI  Territory.   For the year ended December 31, 2010, TC Digital and TC Websites earned no royalties and for the year ended December 31, 2009, TC Digital and TC Websites earned royalties of $33 and $16, respectively, under this agreement arising from the net sales of “Chaotic” trading cards in the TDI Territory.  The royalties earned by TC Digital and TC Websites are eliminated in the Company’s consolidated financial statements.

19.  SUBSEQUENT EVENTS

On January 11, 2011, the Company announced that Alfred R. Kahn had retired and resigned from his position as Chief Executive Officer of the Company, as Chairman of the Company’s Board of Directors, and as a member of the Company’s Board of Directors, effective on January 10, 2011.  The Company’s Board of Directors has appointed Director Michael Goldstein as interim Chairman.

In connection with his retirement and resignation, Mr. Kahn entered into a Separation Agreement with the Company, dated as of January 10, 2011, pursuant to which Mr. Kahn is entitled to an aggregate payment of $250 in six equal monthly installments and certain other benefits.  Under the terms of the Separation Agreement, Mr. Kahn and the Company provided a general release of all claims, damages, rights, remedies and liabilities against each other, including all payment obligations of the Company under Mr. Kahn’s Second Amended and Restated Employment Agreement, as amended, and Mr. Kahn will continue to undertake the non-competition and confidentiality obligations as provided in his employment agreement.

On March 24, 2011, 4Kids received a letter from the Licensors purporting to terminate the agreement dated July 1, 2008 between the Licensors and 4Kids with respect to the Yu-Gi-Oh! Property (the “Yu-Gi-Oh! Agreement”) for alleged breaches of the Yu-Gi-Oh! Agreement by 4Kids.  The purported termination letter did not comply with the 10 business day notice and cure provision in the Yu-Gi-Oh! Agreement. On March 24, 2011, the Licensors filed a lawsuit against the Company in the United States District Court for the Southern District of New York also claiming that the Company has breached the Yu-Gi-Oh! Agreement on grounds substantially the same as those asserted in its audit findings and seeking more than $4,700 in damages.

On March 27, 2011, 4Kids, responding to the letter from the Licensors, completely rejected the purported termination of the Yu-Gi-Oh! Agreement by the Licensors as wrongful and devoid of any factual and legal basis.  On March 30, 2011, the Company received a letter from counsel to the Licensors reiterating the Licensors’ position with respect to the termination of the Yu-Gi-Oh! Agreement.  4Kids intends to vigorously oppose the purported termination of the Yu-Gi-Oh! Agreement and to defend itself against the claims brought in the lawsuit. Also, notwithstanding the lawsuit and the other actions taken by the Licensors, 4Kids continues its efforts to resolve the dispute with the Licensors.

While 4Kids believes that the Licensors’ purported termination of the Yu-Gi-Oh! Agreement is invalid and ineffective, a finding that such purported termination is valid would have a material adverse effect on the Company’s financial condition and results of operations and would likely significantly impede 4Kids ability to continue its operations.  If 4Kids’ continued attempts to resolve the dispute with the Licensors are unsuccessful, 4Kids intends to take all actions it deems necessary to preserve its business and assets, including the potential filing of a petition under Chapter 11 of the United States Bankruptcy Code.

Subsequent events were evaluated by the Company through the date the financial statements were issued.  There were no other events that occurred subsequent to December 31, 2010 that would require recognition in the Company’s consolidated financial statements.

20. SEGMENT AND RELATED INFORMATION

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

Years Ended December 31,	Licensing	Advertising Media and Broadcast	TV and Film Production/ Distribution	Total
2010:
Net revenues from external customers	$12,046	$921	$1,511	$14,478
Amortization of television and film costs	—	—	6,827	6,827
Interest income	396	6	1	403
Impairment of investment securities	(3,578)	—	—	(3,578)
Loss on sale of investment security	(1,616)	—	—	(1,616)
Segment loss	(7,822)	(8,161)	(9,168)	(25,151)
Segment assets	16,356	4,995	7,680	29,031

2009:
Net revenues from external customers	$24,068	$2,772	$7,340	$34,180
Amortization of television and film costs	—	—	21,511	21,511
Impairment of investment in international trading card subsidiary	2,430	—	—	2,430
Interest income	1,059	17	—	1,076
Impairment of investment securities	(6,175)	—	—	(6,175)
Loss on sale of investment security	(7,647)	—	—	(7,647)
Segment loss	(8,913)	(4,278)	(22,491)	(35,682)
Segment assets	32,820	7,606	12,105	52,531

2008:
Net revenues from external customers	$17,124	$16,368	$8,433	$41,925
Amortization of television and film costs	—	—	7,707	7,707
Amortization of 4Kids TV broadcast fee	—	16,022	—	16,022
Interest income	2,658	56	8	2,722
Impairment of investment securities	(7,834)	—	—	(7,834)
Segment loss	(8,558)	(8,854)	(6,470)	(23,882)
Segment assets	52,937	14,271	24,499	91,707

Net revenues from external customers and segment profit from discontinued operations have been excluded and are disclosed in Note 12.  Additionally, segment assets relating to discontinued operations of $39, $4,122, and $8,867 as of December 31, 2010, 2009, and 2008, respectively, have also been excluded in segment reporting.

Additionally, through the Company’s London office and network of international subagents, which allow it to license its Properties throughout the world, the Company recognized net revenues from international sources primarily in Europe, of approximately $2,240, $7,130 and $11,684 during fiscal years 2010, 2009 and 2008, respectively.  As of December 31, 2010 and 2009, net assets of the Company’s London office were $691 and $3,094, respectively.

21. SUMMARIZED QUARTERLY DATA (UNAUDITED)

Following is a summary of the quarterly results of operations for the years ended December 31, 2010 and 2009:

	Fiscal Quarters
2010	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Revenues	$4,230	$2,456	$2,986	$4,806
Loss from continuing operations	(2,969)	(5,934)	(8,488)	(7,760)
Net loss from discontinued operations	(510)	(532)	(1,356)	388
Net loss attributable to 4Kids Entertainment, Inc.	$(3,479)	$(6,466)	$(9,844)	$(7,372)
Basic and diluted loss per share attributable to
4Kids Entertainment, Inc. common shareholders
Continuing operations	$(0.22)	$(0.44)	$(0.63)	$(0.57)
Discontinued operations	(0.04)	(0.04)	(0.10)	0.03
Basic and diluted loss per share attributable to
4Kids Entertainment, Inc. common shareholders	$(0.26)	$(0.48)	$(0.73)	$(0.54)

	Fiscal Quarters
2009	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Revenues	$8,895	$3,782	$5,312	$16,191
Loss from continuing operations	34	(11,417)	(3,348)	(17,146)
Net loss from discontinued operations	(2,074)	(2,333)	(1,655)	(4,137)
Net loss attributable to 4Kids Entertainment, Inc.	$(2,040)	$(13,750)	$(5,003)	$(21,283)
Basic and diluted loss per share attributable to
4Kids Entertainment, Inc. common shareholders
Continuing operations	$0.01	$(0.86)	$(0.25)	$(1.28)
Discontinued operations	(0.16)	(0.18)	(0.12)	(0.31)
Basic and diluted loss per share attributable to
4Kids Entertainment, Inc. common shareholders	$(0.15)	$(1.04)	$(0.37)	$(1.59)

Quarterly amounts for loss per share may not agree to annual amount due to rounding.

During the fourth quarter of 2010, the Company recorded an impairment charge of $3,578 in non-operating expense relating to the Company’s investment securities which were now other than temporarily impaired.

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