Form 10-K/A
period 2010-12-31
4 KIDS ENTERTAINMENT INC
filed 2011-05-13
CIK 58592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
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

Explanatory Note

4Kids Entertainment, Inc. (the “Company”) is filing this amendment to our Annual Report on Form 10-K for the year ended December 31, 2010, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2011 (the “Original Filing”). This Amendment is filed for the purposes of correcting the approximate number of holders of record of the Company’s Common Stock on March 30, 2011 reported by the Company in Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities to be 284, rather than 4,830, and adding the following risk factor to the end of Item 1A.  Risk Factors:

Because we have less than 300 record holders of our common stock, we may elect at any time to terminate our reporting obligations under the Securities Exchange Act.  If we choose to do so, our stock price would likely decline.

Because we have less than 300 record holders of our common stock, we can suspend our reporting obligations under the Securities Exchange Act at any time by filing a Form 15 with the SEC.  If we were to terminate our reporting obligations, we would no longer be required to file periodic reports, including financial information, proxy solicitation materials, or other information with the SEC.  This action would cause our common stock to be de-listed from the OTC Bulletin Board, which would likely negative affect the liquidity, trading volume and trading prices of our common stock.  In addition, our ability to raise financing could be negatively impacted due to a lack of publicly available information about the Company.

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

Exhibits

(a)	Exhibits

31.1	Certification of principle executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Joint Certification of principle executive officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

4KIDS ENTERTAINMENT, INC.

Date: May 13, 2011
By/s/ Samuel R. Newborn
___________________________
           Samuel R. Newborn
           Executive Vice President
           and General Counsel
           (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 13, 2011
/s/ Bruce R. Foster
___________________________
Bruce R. Foster,
Executive Vice President
and Chief Financial Officer
(principal Financial
and chief accounting officer )

Date: May 13, 2011
/s/ Samuel R. Newborn
___________________________
Samuel R. Newborn,
Executive Vice President
and General Counsel
(principal executive officer and Director)

Date: May 13, 2011
/s/ Jay Emmett
___________________________
Jay Emmett,
(Director)

Date: May 13, 2011
/s/ Michael Goldstein
___________________________
Michael Goldstein,
(Director)

Date: May 13, 2011
/s/ Wade Massad
___________________________
Wade Massad,
(Director)

Date: May 13, 2011
/s/ Duminda DeSilva
___________________________
Duminda DeSilva,
(Director)

2