Form 10-Q
period 2011-03-31
4 KIDS ENTERTAINMENT INC
filed 2011-05-16
CIK 58592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR
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

As of May 13, 2011, the number of shares outstanding of the common stock of 4Kids Entertainment, Inc., par value $.01 per share was 13,528,958.

4Kids Entertainment, Inc. and Subsidiaries

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.
4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2011 and DECEMBER 31, 2010
(In thousands of dollars, except share data)
	March 31, 2011	December 31, 2010
ASSETS:	(Unaudited)
Current assets:
Cash and cash equivalents	$7,456	$4,195
Investments	—	7,126
Accounts receivable - net	4,649	7,818
Income taxes receivable	28	30
Prepaid expenses and other current assets	1,521	1,185
Current assets of discontinued operations	19	39
Total current assets	13,673	20,393

Property and equipment - net	1,082	1,197
Accounts receivable - noncurrent, net	714	59
Film and television costs - net	3,705	3,668
Other assets - net (includes related party amounts of $53 and $195, respectively)	3,861	3,753
Total assets	$23,035	$29,070

LIABILITIES AND EQUITY:
Current liabilities:
Due to licensors	$2,657	$2,501
Accounts payable and accrued expenses	10,701	12,517
Current liabilities of discontinued operations	1,584	1,753
Deferred revenue	1,006	1,570
Total current liabilities	15,948	18,341

Deferred rent	423	471
Total liabilities	16,371	18,812

Commitments and contingencies (Note 11)
4Kids Entertainment, Inc. shareholders’ equity
Preferred stock, $.01 par value – authorized 3,000,000 shares; none issued	—	—
Common stock, $.01 par value - authorized 40,000,000 shares; issued 15,652,845 shares; outstanding 13,528,958 shares; in both 2011 and 2010	157	157
Additional paid-in capital	68,699	68,699
Accumulated other comprehensive income	477	470
Accumulated deficit	(10,983)	(7,863)
	58,350	61,463
Less cost of 2,123,887 treasury shares in 2011 and 2010, respectively	(36,488)	(36,488)
Total equity of 4Kids Entertainment, Inc. shareholders	21,862	24,975
Noncontrolling interests related to discontinued operations	(15,198)	(14,717)
Total equity	6,664	10,258
Total liabilities and equity	$23,035	$29,070

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
 (In thousands of dollars, except share data)

	Three Months Ended
	March 31,
	2011	2010
Net revenues:
Service revenue	$3,377	$4,404
Other revenue	482	—
Total net revenues	3,859	4,404

Costs and expenses:
Selling, general and administrative	5,843	6,120
Amortization of television and film costs	721	1,358
Total costs and expenses	6,564	7,478

Loss from operations	(2,705)	(3,074)

Other income (expense):
Interest income	57	105
Loss on sale of investment securities	(910)	—
Total other (expense) income	(853)	105

Loss from continuing operations	(3,558)	(2,969)
Loss from discontinued operations	(43)	(1,508)
Net loss	(3,601)	(4,477)
Loss attributable to noncontrolling interests, discontinued operations	481	998

Net loss attributable to 4Kids Entertainment, Inc.	$(3,120)	$(3,479)

Per share amounts:
Basic and diluted (loss) income per share attributable to
4Kids Entertainment, Inc. common shareholders
Continuing operations	$(0.26)	$(0.22)
Discontinued operations	0.03	(0.04)
Basic and diluted loss per share attributable to
4Kids Entertainment, Inc. common shareholders	$(0.23)	$(0.26)
Weighted average common shares
outstanding – basic and diluted	13,528,958	13,352,053

Net loss attributable to 4Kids Entertainment, Inc.:
Loss from continuing operations	$(3,558)	$(2,969)

Loss from discontinued operations	(43)	(1,508)
Loss attributable to noncontrolling interests, discontinued operations	481	998
Net income (loss) from discontinued operations	438	(510)
Net loss attributable to 4Kids Entertainment, Inc.	$(3,120)	$(3,479)

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND COMPREHENSIVE LOSS
THREE MONTHS ENDED MARCH 31, 2011 (UNAUDITED)
(In thousands of dollars and shares)

	4Kids Entertainment, Inc. Shareholders
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Less Treasury Stock	Total Shareholders’ Equity	Non-controlling Interests Related to Discontinued Operations	Total Equity
	Shares	Amount
BALANCE, DECEMBER 31, 2010	15,653	$157	$68,699	$(7,863)	$470	$(36,488)	$24,975	$(14,717)	$10,258
Comprehensive loss:
Net loss	—	—	—	(3,120)	—	—	(3,120)	(481)	(3,601)
Translation adjustment	—	—	—	—	7	—	7	—	7
Total comprehensive loss	—	—	—	—	—	—	(3,113)	(481)	(3,594)
BALANCE, MARCH 31, 2011	15,653	$157	$68,699	$(10,983)	$477	$(36,488)	$21,862	$(15,198)	$6,664

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(In thousands of dollars)

	2011	2010
Cash flows from operating activities:
Net loss	$(3,601)	$(4,477)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	139	171
Amortization of television and film costs	721	1,358
(Recovery) Provision for doubtful accounts	(82)	126
Loss on sale of investment securities	910	—
Changes in operating assets and liabilities:
Accounts receivable	2,611	4,446
Film and television costs	(758)	(907)
Income taxes receivable	2	3,597
Prepaid expenses and other current assets	(331)	(240)
Other assets - net	(130)	376
Due to licensors	156	(493)
Accounts payable and accrued expenses	(1,824)	(14)
Deferred revenue	(565)	(291)
Deferred rent	(48)	3
Net cash (used in) provided by continuing operating activities	(2,800)	3,655
Net cash used in discontinued operating activities	(149)	(499)
Net cash (used in) provided by operating activities	(2,949)	3,156

Cash flows from investing activities:
Proceeds from sale of investments	6,216	2,575
Purchase of property and equipment	(2)	(16)
Proceeds from disposal of property and equipment	—	1
Net cash provided by investing activities	6,214	2,560

Cash flows from financing activities:
Capital contribution from noncontrolling interests	—	4
Net cash provided by financing activities	—	4

Effects of exchange rate changes on cash and cash equivalents	(4)	(42)

Net increase in cash and cash equivalents	3,261	5,678
Cash and cash equivalents, beginning of period	4,195	3,621
Cash and cash equivalents, end of period	$7,456	$9,299
Supplemental disclosure of cash flow information:
Cash paid during period for income taxes	$14	$7
Supplemental schedule of non-cash investing and financing activities
Unrealized gain on marketable securities included in other comprehensive loss	$—	$108

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

4Kids’ consolidated financial statements have been prepared assuming that we will be able to continue to operate as a going concern.  4Kids historical recurring losses and negative cash flows from operations together with its dispute with the licensors under the agreement through which it has rights with respect to the Yu-Gi-Oh! Property has caused 4Kids’ independent registered public accounting firm, in the Company’s annual report for the year ended December 31, 2010, to include an explanatory paragraph in their report dated March 30, 2011, regarding their concerns about 4Kids’ ability to continue as a going concern.

Liquidity - In recent years, the Company has incurred substantial net losses and has used substantial amounts of cash in its operating activities.  Sales by the Company of certain securities held in its investment portfolio as well as certain other assets have significantly contributed to the funding of these operating losses.  While the timing of these sales was not primarily motivated by then current cash needs, without these sales the Company would not have had sufficient cash to fund its operations.  During the three months ended March 31, 2011, the Company determined that it was necessary to generate additional cash to fund its operations and sold its remaining investment securities with a par value of $18,450 and an adjusted cost basis of $7,126 for $6,216.  Accordingly, the Company recorded a loss on the sale of investment securities of $910 for the three months ended March 31, 2011.

In addition to the financial challenges the Company is facing, on March 24, 2011, the Company received a letter from Nihon Ad Systems, Inc. on behalf of itself and TV Tokyo Corporation (collectively, the “Licensors”), purporting to terminate the agreement dated July 1, 2008 between the Licensors and the Company with respect to the Yu-Gi-Oh! Property (“the Yu-Gi-Oh! Agreement”), which accounted for approximately 36% of the Company’s net revenue for the year ended December 31, 2010, for alleged breaches of the Yu-Gi-Oh! Agreement by the Company.  On March 24, 2011, the Licensors filed a lawsuit against the Company in the United States District Court for the Southern District of New York also claiming that the Company has breached the Yu-Gi-Oh! Agreement and seeking more than $4,700 in damages.  The Company believes that the Licensors’ purported termination of the Yu-Gi-Oh! Agreement is invalid and ineffective and will seek to recover all damages to the Company and to its business caused by the actions of the Licensors.

The Company’s overall cash position as of March 31, 2011, together with the realized and anticipated effects of the significant cost cutting initiatives implemented by the Company during 2009, 2010 and continuing 2011 provides only limited liquidity to fund the Company’s day-to-day operations. The financial challenges facing the Company as a result of its recent history of losses and the limited liquidity available to it to fund day-to-day operations, together with the potential loss of the benefits of the Yu-Gi-Oh! Agreement as a result of the actions of the Licensors raise substantial doubt about the Company’s ability to continue as a going concern.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon a number of factors, including our ability to retain the benefits of the Yu-Gi-Oh Agreement and successfully dispute the Licensors damages claims as well as our ability to generate additional revenues. The Company’s financial statements have been prepared assuming that the Company will continue as a going concern and do not contain any adjustments that may result from the outcome of this uncertainty.

On April 6, 2011, the Company and all of its domestic wholly-owned subsidiaries filed a voluntary petition for relief (the “Bankruptcy Case”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), Case No. 11-11607.  The Company will continue to operate itself and its subsidiaries as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

The Company will consider all alternatives available to generate additional cash to fund its operations, including, but not limited to sales of assets, issuance of equity or debt securities, and third party arrangements subject to any limitations and procedures arising from the Bankruptcy Case.

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

Advertising Media and Broadcast - The Company, through a multi-year agreement (the “CW agreement”) with The CW Network, LLC (“The CW”), leases The CW’s Saturday morning programming block (“The CW4Kids”) which broadcasts in most markets from 7am to 12pm for an initial term of five years beginning with The CW's 2008-2009 broadcast season.  The Company provides substantially all programming content to be broadcast on The CW4Kids.  4Kids Ad Sales, Inc. (“4Kids Ad Sales”), a wholly-owned subsidiary of the Company, retains a portion of the revenue from its sale of network advertising time for the five-hour time period.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The consolidated financial statements, except for the December 31, 2010 consolidated balance sheet, are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2010 presented in our Annual Report on Form 10-K. The consolidated balance sheet as of December 31, 2010 was derived from the audited consolidated balance sheet contained in our Annual Report on Form 10-K.  All significant intercompany accounts and transactions have been eliminated.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position of the Company as of March 31, 2011 and December 31, 2010, and the results of operations for the three months ended March 31, 2011 and 2010, and changes in equity and comprehensive loss for the three months ended March 31, 2011 and cash flows for the three months ended March 31, 2011 and 2010. Because of the inherent seasonality and changing trends of the toy, game, entertainment and advertising industries, operating results for the Company on a quarterly basis may not be indicative of operating results for the full year.

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

Fair Value Measurements - The fair values of the Company’s financial instruments reflect the estimates of amounts that would be received from selling an asset in an orderly transaction between market participants at the measurement date.  The fair value estimates presented in this report are based on information available to the Company as of March 31, 2011 and December 31, 2010.

The carrying values of cash and cash equivalents, accounts receivable, due to licensors, accounts payable, accrued expenses and deferred revenue approximate fair value. The Company estimated the fair value of its investments using unobservable inputs as of December 31, 2010.  The authoritative guidance issued by the FASB includes a fair value hierarchy based on three levels of inputs, the first two of which are considered observable and the last of which is considered unobservable, that may be used to measure fair value. The three levels are the following:

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

Investments - During the three months ended March 31, 2011, the Company determined that it was necessary to generate additional cash to fund its operations and sold its remaining investment securities with a par value of $18,450 and an adjusted cost basis of $7,126 for $6,216.  Accordingly, the Company recorded a loss on the sale of investment securities of $910 for the three months ended March 31, 2011.

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

Reclassifications - Certain reclassifications have been made to prior year amounts to conform to 2011 presentation.

Translation of Foreign Currency - In accordance with authoritative guidance issued by the FASB, the Company classifies items as other comprehensive income by their nature in the financial statements and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet. The assets and liabilities of the Company’s foreign subsidiary, 4Kids International have been recorded in their local currency and translated to U.S. dollars using period-end exchange rates. Income and expense items have been translated at the average rate of exchange prevailing during the period. Any adjustment resulting from translating the financial statements of the foreign subsidiary is reflected as “other comprehensive income”, net of related tax. Comprehensive loss for the three months ended March 31, 2011 and 2010 was $3,594 and $4,523, respectively, which included translation adjustments of $7 and $(154) for the respective periods.

Recently Adopted Accounting Standards – There have been no significant changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Recently Issued Accounting Standards – There have been no recent accounting pronouncements expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values and estimated fair values of the Company’s financial instruments for the periods presented are as follows:

Estimated Fair Value Measurements
Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2011:
Financial Assets
Cash and cash equivalents	$7,456	$7,456	$—	$—
Total short-term investments	$—	$—	$—	—

Total Financial Assets	$7,456	$7,456	$—	$—

December 31, 2010:
Financial Assets
Cash and cash equivalents	$4,195	$4,195	$—	$—
Auction rate securities	7,089	—	—	7,089
Preferred shares	37	—	—	37
Total short-term investments	$7,126	$—	$—	$7,126
Total Financial Assets	$11,321	$4,195	$—	$7,126

Level 1- The Company’s Level 1 assets consist of cash and U.S. Treasury securities with original maturities of three months or less.

Level 2 - At March 31, 2011 and December 31, 2010, the Company had no investments which were considered to be Level 2 assets.

Level 3 – At March 31, 2011, the Company had no investments which were considered to be Level 3 assets.  At December 31, 2010, the Company’s Level 3 assets consisted of the Company’s investment in ARS, corporate obligations, and preferred shares.

The carrying value of the Company’s investments in its Level 3 assets as of December 31, 2010, represented the Company’s best estimate of the fair value of these investments based on the available information at the time. The Company estimated the fair values of the investment securities quarterly based upon consideration of such factors as: issuer and insurer credit rating; comparable market data, if available; current market conditions; the credit quality of the investment securities; the rate of interest received since the date the auctions began; and yields of securities similar to the underlying investment securities.  These considerations were used to determine a range of values for each security from moderate to highly conservative.  The Company based its evaluation on the mid-point of that range. Specifically, the Company considered the composition of the collateral supporting the investment securities and the default probabilities of the collateral underlying the ARS in its overall valuation of each security.  The Company had also researched the secondary market.  Additionally, the Company looked at the probabilities of default, probabilities of successful auctions and probabilities of earning the maximum (failed auction) rate.

The table below provides a summary of changes in fair value for the Company’s available for sale investments:

	March 31, 2011
	Amortized Cost	Unrealized Loss	Estimated Fair Value

Total short-term investments	$—	$—	$—

	December 31, 2010
	Amortized Cost	Unrealized Loss	Estimated Fair Value
Short-term investments:
Auction rate securities	$12,300	$(5,211)	$7,089
Preferred shares	6,150	(6,113)	37
Total short-term investments	$18,450	$(11,324)	$7,126

The following table presents additional information about assets measured at fair value using Level 3 inputs for the three months ended March 31, 2011:

	Auction Rate Securities	Preferred Shares	Total
Balance as of January 1, 2011	$7,089	$37	$7,126

Realized (loss) gain from sale or settlement	(929)	19	(910)

Proceeds from sales or settlements	(6,160)	(56)	(6,216)

Balance as of March 31, 2011	$—	$—	$—

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

The following table summarizes activity under our stock option plans for the three months ended March 31, 2011:

	Shares under Options (in thousands)	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	290	$14.29	0.5	$—
Granted	—	—
Exercised	—	—
Forfeited	(290)	14.29
Outstanding at March 31, 2011	—	$—	—	$—

Exercisable at March 31, 2011	—	$—	—	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock on the date of determination for those awards that have an exercise price currently below the closing price.  As of March 31, 2011, there were no options outstanding to purchase shares with an exercise price below the quoted price of our common stock.  During the three months ended March 31, 2011 and 2010, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $0, determined as of the date of exercise.

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

A summary of restricted stock award activity under the Company’s LTICPs as of March 31, 2011 and changes during the three months then ended is presented as follows:

	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2011	252	$4.60
Granted	—	—
Vested	—	—
Forfeited	(58)	5.31
Outstanding at March 31, 2011	194	$4.39

The Company recognized approximately $16 and $389 of compensation costs related to the LTICPs during the three months ended March 31, 2011 and 2010, respectively.  Additionally, as of the three months ended March 31, 2011, there was approximately $109, $52, and $47 of unrecognized compensation cost related to restricted stock awards granted under the Company’s 2008, 2007, and 2006 LTICPs, respectively.  The cost is expected to be recognized over a remaining weighted-average period of 1.1, 0.2, and 0.2 years under the 2008, 2007, and 2006 LTICPs, respectively.  There were no shares of restricted stock that vested during the three months ended March 31, 2011 that had been granted under the 2008, 2007, 2006 and 2005 LTICPs.

Availability for Future Issuance – As of March 31, 2011, (i) options to purchase approximately 1,823,000 shares of the Company’s common stock were available for future issuance under the Company’s stock option plans and (ii) options to purchase a maximum of approximately 782,000 shares of the Company’s common stock were available for future issuance under the Company’s LTICPs, reduced by four shares for each share of restricted stock awarded under the 2006 and 2005 LTICPs, under which an aggregate of approximately 201,000 shares of the 782,000 total shares were available for issuance as options, and reduced by two shares for each share of restricted stock awarded under the 2008 and 2007 LTICPs, under which an aggregate of approximately 581,000 of the 782,000 total shares were available for issuance as options.

5. INCOME TAXES

The benefit from income taxes consisted of the following:

	Three Months Ended
	March 31,
	2011	2010
Current	$—	$—
Deferred	941	1,406
	$941	$1,406
Less: Changes in valuation allowance	(941)	(1,406)
Total	$—	$—

The Company and its wholly-owned subsidiaries file income tax returns in the United States and in the United Kingdom. Income tax expense (benefit) is determined using the asset and liability method provided for in the authoritative guidance issued by the FASB. Deferred income taxes are recognized at currently enacted tax rates for the expected future tax consequences attributable to temporary differences between amounts reported for income tax purposes and financial reporting purposes. Deferred taxes are provided for the undistributed earnings as if they were to be distributed.  The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In view of the level of deferred tax assets as of March 31, 2011 and the Company’s historical losses from operations, the Company has determined that it should record a full valuation allowance against its net deferred tax assets.  The Company did not record a benefit from income taxes for the three months ended March 31, 2011 and 2010 as it will not be able to carryback any of its 2011 and 2010 net operating losses and it is more likely than not that the Company will not be able to realize its deferred tax assets.

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

The Company is no longer subject to examinations by income tax authorities in most jurisdictions for years prior to 2006.  As of March 31, 2011, there were no outstanding tax audits.

6. EARNINGS PER SHARE

The Company computes basic EPS based solely on the weighted average number of common shares outstanding during the period in accordance with authoritative guidance issued by the FASB. Diluted EPS reflects all potential dilution of common stock. For the three months ended March 31, 2011 and 2010, 200,782 and 703,250 shares, respectively, attributable to the exercise of outstanding options, were excluded from the calculation of diluted EPS because the effect was antidilutive.

7. SEVERANCE AND EXIT COSTS

In connection with the termination of the operations of TC Digital and TC Websites, the Company recorded charges for severance and termination benefits as well as other exit costs in the amount of approximately $27 during the three months ended March 31, 2011.  The charges were attributable to certain exit costs incurred during the period.

A summary of the actions taken for severance and other exit-costs have been recorded in loss from discontinued operations and the estimated remaining liability associated with such costs are as follows:

	Total Expenses	Remaining Liability as of March 31, 2011
Severance and related costs	$25	$87
Termination of contracts and leases	2	485
Total	$27	$572

The remaining liability for severance and exit costs will be paid in accordance with the provisions of the contractual agreements and payments are expected to be completed at various times through 2011.

8. DISCONTINUED OPERATIONS

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

The following are the summarized results of discontinued operations for the trading card and game distribution segment for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
Net revenues	$11	$7
Total costs and expenses	54	1,515
Loss from discontinued operations	$(43)	$(1,508)

The major classes of assets and liabilities of the discontinued operations on the balance sheet are as follows:

	March 31, 2011	December 31, 2010
ASSETS
Accounts receivable – net	$1	$—
Prepaid and other current assets	18	39
Current assets of discontinued operations	$19	$39

LIABILITIES
Accounts payable and accrued expenses	$1,584	$1,753
Current liabilities of discontinued operations	$1,584	$1,753

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

On July 14, 2010, 4Kids and TPC executed a tolling agreement tolling the statute of limitations until October 21, 2010 with respect to TPC’s claims. 4Kids and TPC also agreed in the tolling agreement that neither party would commence any litigation against the other party until after the expiration of the tolling period in order to allow for the parties to complete their respective audits and to discuss the results thereof.  During mid-June 2010, 4Kids commenced its audit of TPC which 4Kids expects to complete over the next few months.   On October 12, 2010, 4Kids and TPC executed an amendment to the tolling agreement extending the tolling of the statute of limitations until January 15, 2011.  On January 26, 2011, 4Kids and TPC executed a second amendment to the tolling agreement extending the tolling of the statute of limitations until March 15, 2011. On March 25, 2011, 4Kids and TPC executed a third amendment to the tolling agreement extending the tolling of the statute of limitations until April 15, 2011.   The parties have not sought to further extend the tolling agreement in light of the filing of the Bankruptcy Case on April 6, 2011, which had the effect of automatically tolling such claims.

Over the last few months, the parties have had productive discussions with regard to the resolution of the Pokémon royalty audit.

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

While 4Kids believes that the Licensors’ purported termination of the Yu-Gi-Oh! Agreement is invalid and ineffective, a finding that such purported termination is valid would have a material adverse effect on the Company’s financial condition and results of operations and would likely significantly impede 4Kids ability to continue its operations.  If 4Kids’ continued attempts to resolve the dispute with the Licensors are unsuccessful, 4Kids will continue to take all actions it deems necessary to preserve its business and assets.

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

As of March 31, 2011, the Company had entered into the following transactions with CUSA and CUSA LLC, or parties related to Gannon and Milito that are summarized below:

°
Chaotic Property Representation Agreement - On December 11, 2006, 4Kids Licensing, CUSA and Apex Marketing, Inc. (“Apex”), a corporation in which Gannon holds 60% of the outstanding capital stock and Milito owns 39% of the outstanding capital stock, entered into an amended and restated Chaotic Property Representation Agreement (“CPRA”) replacing the original Chaotic Property Representation Agreement entered into by the parties in April 2005. Under the terms of the CPRA, 4Kids Licensing is granted exclusive television broadcast and production, merchandising licensing, and home video rights to the “Chaotic” Property worldwide in perpetuity, subject to certain limited exceptions. Under the terms of the CPRA, all “Chaotic” related income less approved merchandising and other expenses shall be distributed 50% to the Company and 50% to CUSA and Apex, excluding trading card royalties which are distributed 55% to 4Kids Digital and 45% to CUSA. Additionally, all approved production expenses for television episodes based on the “Chaotic” property are allocated 50% to 4Kids Licensing and 50% to CUSA and Apex. As of March 31, 2011 and 2010 there were no distributions and approximately $8,441 and $8,717, respectively, of production, merchandising and other general expenses were owed to 4Kids Licensing by CUSA and Apex, collectively, which were fully reserved on the Company’s consolidated financial statements.

°
Patent License Agreements - On December 11, 2006, TC Digital and TC Websites each entered into an agreement (the “Patent License Agreements”) with Cornerstone Patent Technologies, LLC (“Cornerstone”), a limited liability company, in which Gannon and Milito each hold a 25% membership interest. Pursuant to the Patent License Agreements, TC Digital and TC Websites obtained exclusive licenses (subject to certain exceptions) to use certain patent rights in connection with “Chaotic” and other trading card games which are uploaded to websites owned and operated by each such entity. Additionally, each of TC Digital and TC Websites agreed to pay Cornerstone a royalty of 1.5% of the Manufacturers Suggested Retail Price for the sale of trading cards.  On September 10, 2007, the Company purchased a 25% interest in such patents from Cornerstone for $750. During the three months ended March 31, 2011 and 2010, the Company earned no royalties associated with its portion of the patents, related to the sales of “Chaotic” trading cards.

°
Operating Agreement of TC Digital LLC - Under the terms of the TC Digital operating agreement (“TCD Agreement”), TC Digital is obligated to pay the following fees and/or royalties to: (i) 4Kids Digital equal to 3% of TC Digital’s gross revenues up to $350 per year for management services performed; (ii) 4Kids Digital and CUSA equal to 3% of net sales of each pack of trading cards sold; and  (iii) the Company equal to (x) 10% of the net sales of “Chaotic” trading cards and (y) an additional 1% of net sales of “Chaotic” trading cards above $50 million during a calendar year.  The Company acquired its rights to receive royalties of 10% in respect to net sales of “Chaotic” trading cards under the TCD Agreement through purchases from Dracco Company Ltd. (“Dracco”) of a 5% royalty stream on October 17, 2007, a 1% royalty stream, previously allocated to CUSA from Dracco, on December 18, 2007, a 4% royalty stream on March 17, 2008 in exchange for one-time payments of $2,250, $450 and $1,100, respectively.  The consideration for the purchase of the 1% royalty stream for $450 was satisfied through the settlement of certain capital contributions required to be made by CUSA to TC Websites under the TCW Agreement.  During the three months ended March 31, 2011 and 2010, the Company earned royalties and or fees of $0 and $32, respectively, and CUSA earned royalties and or fees of $0 and $6, respectively, relating to the sales of “Chaotic” trading cards under the TCD agreement.  The Company’s portion of royalties and its management fee were eliminated in its consolidated financial statements.

°
Chaotic Merchandise License Agreement - On December 11, 2006, 4Kids Licensing, CUSA and TC Digital entered into a merchandise licensing agreement pursuant to which 4Kids Licensing and CUSA granted TC Digital exclusive rights to manufacture, produce and license “Chaotic” trading cards and related accessories through December 31, 2016. Under the terms of the agreement, TC Digital is obligated to pay a royalty on trading cards and all related accessories equal to (i) 4% of net sales to 4Kids Licensing while any amounts are outstanding to 4Kids Digital under the loan agreement or line of credit agreement or (ii) if no amounts are outstanding to 4Kids Digital under the loan agreement of line of credit agreement, 8% of net sales of such cards and accessories, 55% of which will be paid to 4Kids Licensing and 45% of which will be paid to CUSA.  For the three months ended March 31, 2011 and 2010, no royalties had been earned under this agreement.

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

°
Interest Purchase Agreement - On March 2, 2009, TC Digital, the Company and Home Focus entered into various agreements pursuant to which TC Digital and Home Focus agreed to form TDI and the Company agreed to purchase the TDI Interest from Home Focus.  The purchase price for the TDI Interest is an initial price of $1,575 with an obligation to pay up to an additional $1,000 (the "Conditional Payments") conditioned upon the “Chaotic” television series being telecast in the five largest European television markets (the United Kingdom, France, Germany, Spain and Italy) and/or TDI selling in excess of $10,000 of “Chaotic” trading cards. To date, the Company has entered into agreements for the telecast of the “Chaotic” television series in the UK, France and Germany, requiring the Company to make $600 of the Conditional Payments. The Company has paid Home Focus the following consideration for the TDI interest: the Company paid $475 upon execution of the various agreements and has paid the monthly installments of $125 for each of April, May, June, July and August of 2009.  The Company ceased paying Home Focus additional amounts under the Interest Purchase Agreement due to the failure by Home Focus to make the required capital contributions to TDI required under the Shareholders Agreement, dated March 2, 2009, entered into by the Company and Home Focus with respect to TDI (the “TDI Agreement”).  See Note 9, Legal Proceedings, for details of this matter.

°
TDI Shareholders Agreement - Under the TDI Agreement, the Board of Directors of TDI consists of four directors. TC Digital has the right to elect two directors and the Company and Home Focus each have the right to elect one director. There are a number of extraordinary actions that require the consent by shareholders holding at least 80% of the voting stock of TDI in addition to approval of the Board of Directors. The TDI Agreement requires the shareholders to provide TDI with additional capital on a pro rata basis in exchange for additional equity. Under the TDI Agreement, TDI is required to pay or reimburse TC Digital for the costs and expenses associated with the printing, advertising, marketing and promotion of the “Chaotic” trading card game in the TDI Territory. In addition, TDI is responsible for reimbursing TC Digital and TC Websites for the cost of translating the “Chaotic” trading cards and “Chaotic” website into the European languages and for bandwidth and equipment charges associated with making the “Chaotic” website operational in the TDI Territory. TDI is also required to pay TC Digital and TC Websites a design fee equal to 3% and 1.5%, respectively, of net sales of “Chaotic” trading cards in the TDI  Territory.   For the three months ended March 31, 2011 and 2010, TC Digital and TC Websites earned no royalties under this agreement arising from the net sales of “Chaotic” trading cards in the TDI Territory.

11. COMMITMENTS AND CONTINGENCIES

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

For the 2008/2009 broadcast season, the revenue sharing percentage split in favor of the CW was 80%/20% until $20,000 in revenue has been realized and a revenue split of 50%/50% applied thereafter.  For each other broadcast season, the CW Agreement provides for (1) an 80%/20% revenue split in favor of The CW until it has received its minimum guarantee applicable to such broadcast season, (2) the Company to retain 100% of the revenue until its share of the revenue for such broadcast season equals 35%, (3) a 65%/35% revenue split in favor of The CW until $20,000 in revenue has been realized and (4) a revenue split between the parties of 50%/50% thereafter.  The Agreement also requires the Company to make certain security arrangements in favor of The CW to secure payment of the minimum guarantee and The CW's share of national advertising proceeds.  The following table summarizes the Company’s material firm commitments to The CW as of March 31, 2011:

Year Ending December 31,	CW Agreement
2011	$13,488
2012	11,500
2013	6,500
2014	—
2015	—
2016 and after	—
Total	$31,488

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

12. NONCONTROLLING INTEREST

As of January 1, 2009, all earnings and losses of a subsidiary are attributed to both the parent and the noncontrolling interest, even if the losses attributable to the noncontrolling interest result in a deficit noncontrolling interest balance.  Previously, any losses exceeding the noncontrolling interest’s investment in the subsidiaries were attributed to the parent.

Effective September 30, 2010, the Company has terminated the operations of TC Digital and TC Websites due to their continued lack of profitability.  As a consequence of the termination of their operations, TC Digital and TC Websites ceased supporting the Chaotic trading card game and website, effective October 1, 2010, see Note 8, Discontinued Operations.

a) TC Digital Games LLC - TC Digital was formed in December 2006.  4Kids Digital has owned 55% of TC Digital’s membership interests, and CUSA has owned the remaining 45% of TC Digital’s membership interests, since December 2007.   TC Digital is treated as a consolidated subsidiary of the Company as a result of its majority ownership and its right to break any dead-locks within the TC Digital Management Committee.

Noncontrolling interest of membership units in TC Digital represents the noncontrolling members’ proportionate share of the equity in the entity. Income is allocated to the membership units noncontrolling interest based on the ownership percentage throughout the year. As of March 31, 2011, the noncontrolling member continued to hold 45% of the equity in the entity.  The following table summarizes the noncontrolling interest’s loss attributable to the noncontrolling equity interest in TC Digital:

	Three Months Ended
	March 31,
	2011	2010
TC Digital net loss before common units noncontrolling interest	$(1,065)	$(1,863)
Noncontrolling interest percentage	45%	45%
Noncontrolling interest loss allocation	(479)	(838)
Less: Capital contribution from noncontrolling interest	—	—
Loss attributable to noncontrolling interest	$(479)	$(838)

Included in the TC Digital net loss is $33 related to the operations of TDI, a joint venture owned 50% by TC Digital, 25% by the Company and 25% by Home Focus, see Note 10 for further details.  As of March 31, 2011, Home Focus has not made a required capital contribution to TDI.

As of March 31, 2011, the loss in excess of noncontrolling interest for TC Digital absorbed by 4Kids Digital, in the aggregate, since the formation of such entity is $20,633.

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

As of March 31, 2011, the noncontrolling member held 45% of the equity in the entity.  The following table summarizes the noncontrolling interest’s loss attributable to the noncontrolling equity interest in TC Websites:

	Three Months Ended
	March 31,
	2011	2010
TC Websites net loss before common units noncontrolling interest	$(3)	$(355)
Noncontrolling percentage	45%	45%
Noncontrolling loss allocation	(2)	(160)
Less: Capital contribution from noncontrolling interest	—	4
Loss attributable to noncontrolling interest	$(2)	$(156)

As of March 31, 2011, the loss in excess of noncontrolling interest for TC Websites absorbed by 4Kids Websites in the aggregate since the formation of such entity is $6,038.

13.  SUBSEQUENT EVENTS

On April 6, 2011, the Company and all of its domestic wholly-owned subsidiaries filed a voluntary petition for relief (the “Bankruptcy Case”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), Case No. 11-11607.  The Company will continue to operate itself and its subsidiaries as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

Subsequent events were evaluated by the Company through the date the financial statements were issued.  There were no other events that occurred subsequent to March 31, 2011 that would require recognition or disclosure in the Company’s consolidated financial statements.

14. SEGMENT AND RELATED INFORMATION

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

All inter-segment transactions have been eliminated in consolidation.

	Licensing	Advertising Media and Broadcast	TV and Film Production/ Distribution	Total
March 31, 2011:
Net revenues from external customers	$3,191	$241	$427	$3,859
Amortization of television and film costs	—	—	721	721
Interest income	57	—	—	57
Loss on sale of investment security	(910)			(910)
Segment loss	(493)	(1,896)	(1,169)	(3,558)
Segment assets	13,523	1,970	7,523	23,016

March 31, 2010:
Net revenues from external customers	$3,253	$200	$951	$4,404
Amortization of television and film costs	—	—	1,358	1,358
Interest income	99	6	—	105
Loss on sale of investment security	—	—	—	—
Segment income (loss)	139	(1,751)	(1,357)	(2,969)
Segment assets	30,519	5,351	10,846	46,716

Net revenues from external customers and segment profit from discontinued operations have been excluded and are disclosed in Note 8.  Additionally, segment assets relating to discontinued operations of $19 and $3,108 for the three months ended March 31, 2011 and 2010, respectively, have also been excluded in segment reporting.

Additionally, through the Company’s London office and network of international subagents, which allow it to license its Properties throughout the world, the Company recognized net revenues from international sources primarily in Europe, of approximately $410 and  $800 for the three months ended March 31, 2011 and 2010, respectively.  As of March 31, 2011 and 2010,  net assets of the Company’s London office were $427 and $2,309, respectively.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands of dollars unless otherwise specified)

Overview

The Company’s operating results for the three months ended March 31, 2011 were negatively impacted by a decrease in television and film revenues relating to its broadcast sales both domestically and internationally.  These declines are generally the result of the declining popularity of the Company’s existing Properties combined with the failure of new Properties to achieve similar popularity levels.  Additionally, during the three months ended March 31, 2011, the Company recorded a loss on the sale of its remaining investment securities of $910.  During 2009, 2010 and continuing in 2011, the Company implemented significant cost-cutting initiatives, primarily pertaining to personnel related costs and advertising and marketing expenses, in an effort to offset its poor operating results; however, these initiatives failed to offset lower revenues and other charges.

On January 11, 2011, 4Kids announced the retirement of our Chief Executive Officer and Chairman, and the appointment of Director Michael Goldstein as interim Chairman.  At the request of our Board of Directors (“Board”), including all members of a special committee formed for purposes of exploring potential strategic alternatives for the Company, Director Wade Massad has agreed to actively investigate and pursue potential strategic alternatives for the Company and oversee certain operational matters on behalf of the Board.  In recognition of the additional time and effort that was expended by Mr. Massad in performing such services, the Board paid Mr. Massad an additional $13 for January, $17 for February and $12 for March.

4Kids’ consolidated financial statements have been prepared assuming that we will be able to continue to operate as a going concern.  4Kids historical recurring losses and negative cash flows from operations together with its dispute with the licensors under the agreement through which it has rights with respect to the Yu-Gi-Oh! Property has caused 4Kids’ independent registered public accounting firm, in the Company’s annual report for the year ended December 31, 2010, to include an explanatory paragraph in their report dated March 30, 2011, regarding their concerns about 4Kids’ ability to continue as a going concern.

On April 6, 2011, the Company and all of its domestic wholly-owned subsidiaries filed a voluntary petition for relief (the “Bankruptcy Case”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), Case No. 11-11607.  The Company will continue to operate itself and its subsidiaries as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

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

Effective September 30, 2010, the Company terminated the operations of TC Digital Games LLC (“TC Digital”), the joint venture which produced, marketed and distributed the “Chaotic” trading card game, and TC Websites LLC (“TC Websites”), the joint venture that owns and operates www.chaoticgame.com, the companion website for the “Chaotic” trading card game.  The Company owns 55% of each of TC Digital and TC Websites.  The closing of these companies will enable the Company to further reduce costs and focus on its core businesses.  As a consequence of the termination of their operations, TC Digital and TC Websites ceased supporting the Chaotic trading card game and website, effective October 1, 2010.  TC Digital and TC Websites are included in discontinued operations in the Company’s consolidated financial statements, subject to a noncontrolling interest.

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

Recently Adopted Accounting Standards – There have been no significant changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Recently Issued Accounting Standards – There have been no recent accounting pronouncements expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenues for the three months ended March 31, 2011 and 2010:

	2011	2010
Net revenues	100%	100%

Costs and expenses:
Selling, general and administrative	151	139
Amortization of television and film costs	19	31
Total costs and expenses	170	170

Loss from operations	(70)	(70)

Interest income	2	2
Loss on sale of investment securities	(24)	—
Total other (expense) income	(22)	2

Loss from continuing operations	(92)	(68)
Loss from discontinued operations	(1)	(34)
Net loss	(93)	(102)

Net loss attributable to noncontrolling interests	12	23

Net loss attributable to 4Kids Entertainment, Inc.	(81)%	(79)%

Three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

Revenues

Revenues by reportable segment and for the Company as a whole were as follows:

For the three months ended March 31, 2011 and 2010
	2011	2010	$ Change	% Change
Licensing	$3,191	$3,253	$(62)	(2)%
Advertising, Media and Broadcast	241	200	41	21%
Television and Film Production/Distribution	427	951	(524)	(55)%
Total	$3,859	$4,404	$(545)	(12)%

The decrease in consolidated net revenues for the three months ended March 31, 2011, as compared to the same period in 2010, was due to a number of factors.

In the Licensing segment, decreased revenues for the three months ended March 31, 2011 were primarily attributable to:

(i)	reduced licensing revenues on the “Cabbage Patch Kids” and “Chaotic” Properties, domestically of approximately $1,120 and $165, respectively; as well as
(ii)	reduced licensing revenue on the “Dinosaur King” Property, worldwide of approximately $140, partially offset by
(iii)	increased licensing revenues on the “American Kennel Club” Property, domestically of approximately $910; as well as
(iv)
the realization of an additional $482 in proceeds arising from the Company’s agreement to terminate its right to serve as the merchandise licensing agent for the “Teenage Mutant Ninja Turtles” Property prior to the scheduled expiration of the representation agreement with the Mirage Group in 2012.

The “Yu-Gi-Oh!” and “American Kennel Club” Properties were the largest contributors to this business segment for the three months ended March 31, 2011, with approximately 66% of the Company’s revenues.

In the Advertising Media and Broadcast segment, the slight increase in revenues for the three months ended March 31, 2011, as compared to the same period in 2010, was primarily attributable to increased revenue from the sale of internet advertising on the Company’s websites of approximately $40.

In the Television and Film Production/Distribution segment, the decrease in revenues for the three months ended March 31, 2011, as compared to the same period in 2010, was primarily attributable to:

(i)	decreased international broadcast sales from the “Yu-Gi-Oh!”, “Dinosaur King” and “Chaotic” television series of approximately $95, $80 and $80, respectively; as well as
(ii)	decreased contract revenue from the “Yu-Gi-Oh!” television series of approximately $75.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 5%, or $277, to $5,843 for the three months ended March 31, 2011, when compared to the same period in 2010.  The decrease was attributable to broad cost-cutting initiatives implemented throughout the Company and included:

(i)	decreased personnel related costs of approximately $690; partially offset by
(ii)	increased legal expenses of approximately $420 relating to the Company’s dispute with the Licensors and the filing of the Bankruptcy Case.

Capitalized Film Costs

For the three months ended March 31, 2011 and 2010

	2011	2010	$ Change	% Change
Amortization of Television and Film Costs	$721	$1,358	$(637)	(47)%

The decrease in amortization of television and film costs for the three months ended March 31, 2011 when compared to the same period in 2010, was primarily due to the decreased amortization of the “Chaotic” television series partially offset by increased amortization of the “Teenage Mutant Ninja Turtles”.

As of March 31, 2011, there were $3,705 of capitalized film production costs in the Company’s consolidated balance sheet relating primarily to various stages of production on 227 episodes of animated programming. Based on management’s ultimate revenue estimates as of March 31, 2011, approximately 59% of the total completed and unamortized film and television costs are expected to be amortized during the next year, and over 90% of the total completed and unamortized film and television costs are expected to be amortized during the next three years.

Interest Income

Interest income decreased 46%, or $48, to $57 for the three months ended March 31, 2011, as compared to the same period in 2010, primarily as a result of lower cash balances and the Company’s investments yielding lower interest rates than the prior period.

Loss on Sale of Investment Securities

During the three months ended March 31, 2011, the Company sold securities having an aggregate principal amount of $18,450 and an adjusted cost basis of $7,126 for $6,216.  Accordingly, the Company recorded a loss on the sale of investment securities of $910 in such period.

Loss from Continuing Operations

For the three months ended March 31, 2011 and 2010
	2011	2010	$ Change	% Change
Licensing	$(493)	$139	$(632)	(455)%
Advertising, Media and Broadcast	(1,896)	(1,751)	(145)	(8)
Television and Film Production/Distribution	(1,169)	(1,357)	188	14
Total	$(3,558)	$(2,969)	$(589)	(20)%

In the Licensing segment, the Company incurred a loss for the three months ended March 31, 2011, as compared to income in the same period in 2010, primarily attributable to an increase in the amount of loss on the sale of investment securities partially offset by decreased licensing expenses.

In the Advertising Media and Broadcast segment, the increase in segment loss for the three months ended March 31, 2011, as compared to the same period in 2010, resulted from decreased revenue from the sale of network advertising on the CW4Kids partially offset by the increased sales of internet advertising on the Company’s websites as well as decreased network selling expenses.

In the Television and Film Production/Distribution segment, the decrease in segment loss for the three months ended March 31, 2011, as compared to the same period in 2010, was primarily due to decreased amortization of television and film costs, partially offset by an overall decrease in production revenues.

Income Taxes

The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In view of the level of deferred tax assets as of March 31, 2011 and the Company’s historical losses from operations, the Company has determined that it should record a full valuation allowance against its net deferred tax assets.  The Company did not record a benefit from income taxes for the three months ended March 31, 2011 and 2010 as it will not be able to carryback any of its 2011 and 2010 net operating losses and it is more likely than not that the Company will not be able to realize its deferred tax assets.

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

Loss from Continuing Operations

As a result of the above, the Company had a loss from continuing operations for the three months ended March 31, 2011 of $3,558, as compared to a loss from continuing operations during the same period in 2010 of $2,969.

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

The following are the summarized results of discontinued operations for the trading card and game distribution segment for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
Net revenues	$11	$7
Total costs and expenses	54	1,515
Loss from discontinued operations	$(43)	$(1,508)

In connection with the termination of the operations of TC Digital and TC Websites, the Company recorded charges for severance and termination benefits as well as other exit costs in the amount of approximately $27 during the three months ended March 31, 2011.  The charges were attributable to certain exit costs incurred during the period. The remaining liability for severance and exit costs will be paid in accordance with the provisions of the contractual agreements and payments are expected to be completed at various times through 2011.

Liquidity and Capital Resources

Financial Position

Cash and cash equivalents as of March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011	December 31, 2010	$ Change

Cash and cash equivalents	$7,456	$4,195	$3,261

Short-term investments as of March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011	December 31, 2010	$ Change

Investments	$—	$7,126	$(7,126)

In recent years, the Company has incurred substantial net losses and has used substantial amounts of cash in its operating activities.  Sales by the Company of certain securities held in its investment portfolio as well as certain other assets have significantly contributed to the funding of these operating losses.  While the timing of these sales was not primarily motivated by then current cash needs, without these sales the Company would not have had sufficient cash to fund its operations. During the three months ended March 31, 2011, the Company determined that it was necessary to generate additional cash to fund its operations and sold its remaining investment securities with a par value of $18,450 and an adjusted cost basis of $7,126 for $6,216.  Accordingly, the Company recorded a loss on the sale of investment securities of $910 for the three months ended March 31, 2011.

In addition to the financial challenges the Company is facing, on March 24, 2011, the Company received a letter from Nihon Ad Systems, Inc. on behalf of itself and TV Tokyo Corporation (collectively, the “Licensors”), purporting to terminate the agreement dated July 1, 2008 between the Licensors and the Company with respect to the Yu-Gi-Oh! Property (“the Yu-Gi-Oh! Agreement”), which accounted for approximately 36% of the Company’s net revenue for the year ended December 31, 2010, for alleged breaches of the Yu-Gi-Oh! Agreement by the Company.  On March 24, 2011, the Licensors filed a lawsuit against the Company in the United States District Court for the Southern District of New York also claiming that the Company has breached the Yu-Gi-Oh! Agreement and seeking more than $4,700 in damages.  The Company believes that the Licensors’ purported termination of the Yu-Gi-Oh! Agreement is invalid and ineffective and will seek to recover all damages to the Company and to its business caused by the actions of the Licensors.

The Company’s overall cash position as of March 31, 2011 together with the realized and anticipated effects of the significant cost cutting initiatives implemented by the Company during 2009, 2010 and continuing 2011 provides only limited liquidity to fund the Company’s day-to-day operations. The financial challenges facing the Company as a result of its recent history of losses and the limited liquidity available to it to fund day-to-day operations, together with the potential loss of the benefits of the Yu-Gi-Oh! Agreement as a result of the actions of the Licensors, raise substantial doubt about the Company’s ability to continue as a going concern.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon a number of factors, including our ability to retain the benefits of the Yu-Gi-Oh Agreement and successfully dispute the Licensors damages claims as well as our ability to generate additional revenues.

The Company will consider all alternatives available to generate additional cash to fund its operations, including, but not limited to sales of assets, issuance of equity or debt securities, and third party arrangements, subject to any limitations and procedures arising from the Bankruptcy Case.

Sources and Uses of Cash

Cash flows for the three months ended March 31, 2011 and 2010 were as follows:

Sources (Uses)	2011	2010
Operating Activities	$(2,949)	$3,156
Investing Activities	6,214	2,560
Financing Activities	—	4

Working capital, consisting of current assets less current liabilities, was $(2,275) as of March 31, 2011 and $2,052 as of December 31, 2010.

Operating Activities
2011
Net cash used in operating activities for the three months ended March 31, 2011 of $2,949 primarily reflects the Company’s operating losses as well as payments to vendors which resulted in a decrease to accounts payable, offset by cash collections of the Company’s trade receivables.

2010
Net cash provided by operating activities for the three months ended March 31, 2010 of $3,156 primarily reflects an increase in cash collections of the Company’s trade and income tax receivables, including a tax refund in an amount of $3,567 relating to extended net operating loss carrybacks.  This increase was offset by a decrease in the Company’s business performance.

Investing Activities
2011
Net cash provided by investing activities for the three months ended March 31, 2011 of $6,214 reflects proceeds from the sale of the Company’s investment securities for $6,216, partially offset by purchases of property and equipment.

 2010
Net cash provided by investing activities for the three months ended March 31, 2010 of $2,560 reflects proceeds from the sale of the Company’s investment securities for $2,575, partially offset by purchases of property and equipment.

Financing Activities
2011
There was no net cash provided by financing activities for the three months ended March 31, 2011.

2010
Net cash provided by financing activities for the three months ended March 31, 2010 of $4 reflects cash contributions from noncontrolling interests.

During the three months ended March 31, 2011, the decrease in the Company's cash flow from operations resulted from the diminished popularity of its Properties, as well as the current economic conditions.  While the Company strives to further diversify its revenue streams, management remains cognizant of changing trends in the toy, game and entertainment business and the difficulty in predicting the length of time a property will be commercially successful.  As a result, the Company's revenues, operating results and cash flow from operations may fluctuate significantly from year to year and present operating results are not necessarily indicative of future performance.

Broadcast Agreements

On October 1, 2007, the Company and The CW entered into the CW Agreement, under which The CW granted to the Company the exclusive right to program The CW's Saturday morning children's programming block (“The CW4Kids”) that is broadcast in most markets between 7am and 12pm for an initial term of five years beginning with The CW's 2008-2009 broadcast season.

Under the terms of the CW Agreement, the Company is obligated to make quarterly minimum guaranteed payments which are subject to reduction under certain circumstances. The Company and The CW share advertising revenues earned from the sale of national commercial time during The CW4Kids with The CW's share to be applied against such quarterly guarantee payments.  In addition, The CW is entitled under the CW Agreement to participate in the Company's merchandising revenue from certain content broadcast on The CW4Kids, if such merchandising revenues exceed a certain annual minimum.  4Kids Ad Sales, Inc. manages and accounts for the advertisement revenue and costs associated with The CW4Kids.

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

Contractual Commitments

The Company’s contractual obligations and commitments are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  As of March 31, 2011, the Company’s remaining contractual obligations and commitments have not materially changed since December 31, 2010.

Forward Looking Information and Risk Factors That May Affect Future Results

This Quarterly Report on Form 10-Q, including the section titled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements that relate to future events or our future financial performance. We may also make written and oral forward-looking statements in our Securities and Exchange Commission (“SEC”) filings and otherwise. We have tried, where possible, to identify such statements by using words such as “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “project,” “plan” and similar expressions in connection with any discussion of future operating or financial performance. Any forward-looking statements are and will be based upon our then-current expectations, estimates and assumptions regarding future events and are applicable only as of the dates of such statements. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements. Such risks and uncertainties include those described in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC, as well as other factors. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We completed an evaluation under the supervision and with participation of our management, including our principal executive officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and Chief Financial Officer have concluded that as of March 31, 2011, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

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

On July 14, 2010, 4Kids and TPC executed a tolling agreement tolling the statute of limitations until October 21, 2010 with respect to TPC’s claims. 4Kids and TPC also agreed in the tolling agreement that neither party would commence any litigation against the other party until after the expiration of the tolling period in order to allow for the parties to complete their respective audits and to discuss the results thereof.  During mid-June 2010, 4Kids commenced its audit of TPC which 4Kids expects to complete over the next few months.   On October 12, 2010, 4Kids and TPC executed an amendment to the tolling agreement extending the tolling of the statute of limitations until January 15, 2011.  On January 26, 2011, 4Kids and TPC executed a second amendment to the tolling agreement extending the tolling of the statute of limitations until March 15, 2011. On March 25, 2011, 4Kids and TPC executed a third amendment to the tolling agreement extending the tolling of the statute of limitations until April 15, 2011. The parties have not sought to further extend the tolling agreement in light of the filing of the Bankruptcy Case on April 6, 2011, which had the effect of automatically tolling such claims.

Over the last few months, the parties have had productive discussions with regard to the resolution of the Pokémon royalty audit.

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

While 4Kids believes that the Licensors’ purported termination of the Yu-Gi-Oh! Agreement is invalid and ineffective, a finding that such purported termination is valid would have a material adverse effect on the Company’s financial condition and results of operations and would likely significantly impede 4Kids ability to continue its operations.  If 4Kids’ continued attempts to resolve the dispute with the Licensors are unsuccessful, 4Kids will continue to take all actions it deems necessary to preserve its business and assets.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” of the Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Annual Report”), which could materially affect our business, financial condition or future results.  The risks described in the 2010 Annual Report are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently do not consider material also may materially adversely affect our business, financial condition and/or operating results.  There have been no material changes from the risk factors disclosed in the 2010 Annual Report other than the addition of the following risk factors:

Operating under Chapter 11 of the Bankruptcy Code (“Chapter 11”) may restrict our ability to pursue our strategic and operational initiatives.

Under Chapter 11, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond in a timely manner to certain events or take advantage of certain opportunities.

The pursuit of the Bankruptcy Case has consumed and will continue to consume a substantial portion of the time and attention of our corporate management and will impact how our business is conducted, which may have an adverse effect on our business and results of operations.

The requirements of the Bankruptcy Case have consumed and will continue to consume a substantial portion of our corporate management’s time and attention and leave them with less time to devote to the operation of our business.  This diversion of attention may materially adversely affect the conduct of our business, and, as a result, on our financial condition and results of operations.

We may experience increased levels of employee attrition.

During the pendency of the Bankruptcy Case, we may experience increased levels of employee attrition, and our employees are facing considerable distraction and uncertainty.  A loss of key personnel or material erosion of employee morale could have a material adverse affect on our business and results of operations.

Trading in our securities during the pendency of the Bankruptcy Case is highly speculative and poses substantial risks.  Our common stock may be cancelled and holders of such common stock may not receive any distribution with respect to, or be able to recover any portion of, their investments.

It is not known at this stage of the Bankruptcy Case if any plan of reorganization would allow for distributions with respect to our common stock.  In the event of cancellation of these equity interests, amounts invested by such holders in common stock will not be recoverable.  Trading prices for our common stock may bear little or no relationship to the actual recovery, if any, by the holders thereof in the Bankruptcy Case.  Accordingly, we urge extreme caution with respect to existing and future investments in our common stock.

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

Date: May 16, 2011

By:/s/ Samuel R. Newborn
___________________________
Samuel R. Newborn,
Executive Vice President
and General Counsel
(principal executive officer
                and Director)

By: /s/ Bruce R. Foster
___________________________
Bruce R. Foster,
Executive Vice President
and Chief Financial Officer
(principal Financial
and chief accounting officer )