Form 10-Q
period 2011-06-30
4 KIDS ENTERTAINMENT INC
filed 2011-08-15
CIK 58592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR
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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐             Accelerated filer  ☐             Non-accelerated filer  ☐            Smaller reporting company  ☒
      (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.     Yes ☐     No ☐

As of August 12, 2011, the number of shares outstanding of the common stock of 4Kids Entertainment, Inc., par value $.01 per share was 13,653,824.

4Kids Entertainment, Inc. and Subsidiaries

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.
4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2011 and DECEMBER 31, 2010
(In thousands of dollars, except share data)
	June 30, 2011	December 31, 2010
ASSETS:	(Unaudited)
Current assets:
Cash and cash equivalents	$6,201	$4,195
Investments	—	7,126
Accounts receivable - net	4,753	7,818
Income taxes receivable	36	30
Prepaid expenses and other current assets	794	1,185
Current assets of discontinued operations	18	39
Total current assets	11,802	20,393

Property and equipment - net	918	1,197
Accounts receivable - noncurrent, net	618	59
Film and television costs - net	2,918	3,668
Other assets - net (includes related party amounts of $26 and $195, respectively)	3,888	3,753
Total assets	$20,144	$29,070

LIABILITIES AND EQUITY:
Liabilities not subject to compromise:
Due to licensors	$941	$2,501
Accounts payable and accrued expenses	5,128	12,517
Current liabilities of discontinued operations	1,584	1,753
Deferred revenue	748	1,570
Total current liabilities	8,401	18,341

Deferred rent	438	471
Total liabilities not subject to compromise	8,839	18,812

Liabilities subject to compromise	8,571	—
Total liabilities	17,410	18,812

Commitments and contingencies (Note 12)
4Kids Entertainment, Inc. shareholders’ equity
Preferred stock, $.01 par value – authorized 3,000,000 shares; none issued	—	—
Common stock, $.01 par value - authorized 40,000,000 shares; issued 15,777,711 and 15,652,845 shares; outstanding 13,653,824 and 13,528,958 shares; at June 30, 2011 and December 31, 2010, respectively	158	157
Additional paid-in capital	69,436	68,699
Accumulated other comprehensive income	480	470
Accumulated deficit	(15,188)	(7,863)
	54,886	61,463
Less cost of 2,123,887 treasury shares at June 30, 2011 and December 31, 2010	(36,488)	(36,488)
Total equity of 4Kids Entertainment, Inc. shareholders	18,398	24,975
Noncontrolling interests related to discontinued operations	(15,664)	(14,717)
Total equity	2,734	10,258
Total liabilities and equity	$20,144	$29,070

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(In thousands of dollars, except share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net revenues:
Service revenue	$2,780	$2,869	$6,157	$7,273
Other revenue	—	—	482	—
Total net revenues	2,780	2,869	6,639	7,273

Costs and expenses:
Selling, general and administrative	5,682	7,743	11,525	13,863
Amortization of television and film costs	1,001	727	1,722	2,085
Total costs and expenses	6,683	8,470	13,247	15,948

Loss from operations	(3,903)	(5,601)	(6,608)	(8,675)

Other income (expense):
Interest income	6	88	63	193
Impairment of investment securities	—	(421)	—	(421)
Loss on sale of investment securities	—	—	(910)	—
Total other income (expense)	6	(333)	(847)	(228)

Loss from continuing operations before reorganization items	(3,897)	(5,934)	(7,455)	(8,903)

Reorganization items	(767)	—	(767)	—

Loss from continuing operations	(4,664)	(5,934)	(8,222)	(8,903)
Loss from discontinued operations	(7)	(1,740)	(50)	(3,248)
Net loss	(4,671)	(7,674)	(8,272)	(12,151)
Loss attributable to noncontrolling interests, discontinued operations	466	1,208	947	2,206
Net loss attributable to 4Kids Entertainment, Inc.	$(4,205)	$(6,466)	$(7,325)	$(9,945)

Per share amounts:
Basic and diluted (loss) income per share attributable to 4Kids Entertainment, Inc. common shareholders
Continuing operations	$(0.34)	$(0.44)	$(0.61)	$(0.66)
Discontinued operations	0.03	(0.04)	0.07	(0.08)
Basic and diluted loss per share attributable to 4Kids Entertainment, Inc. common shareholders	$(0.31)	$(0.48)	$(0.54)	$(0.74)
Weighted average common shares
outstanding – basic and diluted	13,582,079	13,428,189	13,555,665	13,390,331

Net loss attributable to 4Kids Entertainment, Inc.:
Loss from continuing operations	$(4,664)	$(5,934)	$(8,222)	$(8,903)
Loss from discontinued operations	(7)	(1,740)	(50)	(3,248)
Loss attributable to noncontrolling interests, discontinued operations	466	1,208	947	2,206
Net income (loss) from discontinued operations	459	(532)	897	(1,042)
Net loss attributable to 4Kids Entertainment, Inc.	$(4,205)	$(6,466)	$(7,325)	$(9,945)

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND COMPREHENSIVE LOSS
SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED)
(In thousands of dollars and shares)
	4Kids Entertainment, Inc. Shareholders' Equity
	Common Stock		Additional		Accumulated Other	Less	Total	Non-controlling Interests Related to
	Shares	Amount	Paid in Capital	Accumulated Deficit	Comprehensive (Loss) Income	Treasury Stock	Shareholders' Equity	Discontinued Operations	Total Equity

BALANCE, DECEMBER 31, 2010	15,653	$157	$68,699	$(7,863)	$470	$(36,488)	$24,975	$(14,717)	$10,258
Issuance of common stock and stock options exercised	125	1	737	—	—	—	738	—	738
Comprehensive loss:
Net loss	—	—	—	(7,325)	—	—	(7,325)	(947)	(8,272)
Translation adjustment	—	—	—	—	10	—	10	—	10
Total comprehensive loss	—	—	—	—	—	—	(7,315)	(947)	(8,262)

BALANCE, JUNE 30, 2011	15,778	$158	$69,436	$(15,188)	$480	$(36,488)	$18,398	$(15,664)	$2,734

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(In thousands of dollars)
	2011	2010
Cash flows from operating activities:
Net loss	$(8,272)	$(12,151)
Loss from discontinued operations	50	3,248
Loss from continuing operations	(8,222)	(8,903)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	297	334
Amortization of television and film costs	1,722	2,085
(Recovery) provision for doubtful accounts	(45)	769
Impairment of investment securities	—	421
Loss on sale of investment securities	910	—
Changes in operating assets and liabilities:
Accounts receivable	2,567	5,715
Film and television costs	(972)	(1,216)
Income taxes receivable	(6)	3,623
Prepaid expenses and other current assets	395	(42)
Other assets – net	(178)	455
Due to licensors	(1,565)	(1,109)
Accounts payable and accrued expenses	(6,661)	(462)
Liabilities subject to compromise	8,571	—
Deferred revenue	(822)	(527)
Deferred rent	(33)	11
Net cash used in continuing operating activities	(4,042)	1,154
Net cash (used in) provided by discontinued operating activities	(198)	(2,886)
Net cash used in operating activities	(4,240)	(1,732)

Cash flows from investing activities:
Proceeds from sale of investments	6,216	2,575
Purchase of property and equipment	—	(46)
Proceeds from disposal of property and equipment	25	1
Net cash provided by investing activities	6,241	2,530

Cash flows from financing activities:
Capital contribution from noncontrolling interests	—	9
Purchase of treasury shares	—	(54)
Net cash used in financing activities	—	(45)

Effects of exchange rate changes on cash and cash equivalents	5	(79)

Net increase in cash and cash equivalents	2,006	674
Cash and cash equivalents, beginning of period	4,195	3,621
Cash and cash equivalents, end of period	$6,201	$4,295
Supplemental disclosure of cash flow information:
Supplemental schedule of non-cash investing and financing activities
Unrealized gain on marketable securities included in other comprehensive loss	$—	$218
Vesting of restricted shares	$738	$1,711

  See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands of dollars, except share and per share data)

1. DESCRIPTION OF BUSINESS

General Development and Narrative Description of Business - 4Kids Entertainment, Inc., together with the subsidiaries through which its businesses are conducted (the “Company” or “4Kids”), is a diversified entertainment and media company specializing in the youth oriented market with operations in the following business segments: (i) Licensing; (ii) Advertising Media and Broadcast; and (iii) Television and Film Production/Distribution. The Company was organized as a New York corporation in 1970.

4Kids’ consolidated financial statements have been prepared assuming that we will be able to continue to operate as a going concern.  4Kids historical recurring losses and negative cash flows from operations together with its dispute with the licensors under the agreement through which it has rights with respect to the Yu-Gi-Oh! Property has caused 4Kids’ independent registered public accounting firm, in the Company’s annual report for the year ended December 31, 2010, to include an explanatory paragraph in their report dated March 30, 2011, expressing substantial doubt about 4Kids’ ability to continue as a going concern.

Chapter 11 Bankruptcy Proceedings – On April 6, 2011 (the “Petition Date”), the Company and all of its domestic wholly-owned subsidiaries (the “Debtors”) filed voluntary petitions for relief (the “Bankruptcy Cases”) under Title 11 of Chapter 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), which Bankruptcy Cases are jointly administered under Case No. 11-11607.  The Company will continue to operate itself and its subsidiaries as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  In general, as debtors-in-possession, we are authorized under Chapter 11 of the Bankruptcy Code to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.  4Kids Entertainment International, Ltd., the Company’s subsidiary based in London England, and TC Digital Games LLC and TC Websites LLC, two domestic subsidiaries in each of which the Company holds a majority ownership, were not included in the filing and will continue to operate outside the Bankruptcy Cases.

Shortly after the Petition Date, the Debtors began notifying all known current or potential creditors of the Debtors regarding the commencement of the Bankruptcy Cases. Subject to certain exceptions under the Bankruptcy Code, the commencement of the Bankruptcy Cases automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the property of the Debtors, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay.

After the filing of the Bankruptcy Cases, the United States Trustee for the Southern District of New York appointed an official committee of unsecured creditors (the “Creditors’ Committee”).  The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Debtors.  There can be no assurance that the Creditors’ Committee will support the Debtors’ positions on matters to be presented to the Bankruptcy Court in the future or on any bankruptcy plan, once proposed.  Disagreements between the Debtors and the Creditors’ Committee could protract the Bankruptcy Cases, negatively impact the Debtors’ ability to operate and delay the Debtors’ emergence from chapter 11. Under Section 365 and other relevant sections of the Bankruptcy Code, we may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property and equipment, subject to the approval of the Bankruptcy Court and certain other conditions.  Any description of an executory contract or unexpired lease in this report, including where applicable our express termination rights or a quantification of our obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights we have under Section 365 of the Bankruptcy Code.

The timing of any resolution of the Bankruptcy Cases will depend on the timing and outcome of numerous other ongoing matters therein, including our litigation with the entities that control the rights to the Yu-Gi-Oh! property described in Note 10 below, and it is not possible at this time to accurately predict when such matters will be resolved.  We have incurred and will continue to incur significant costs associated with the Bankruptcy Cases.  The amount of these costs, which began in April 2011 and are being expensed as incurred, are expected to significantly affect our results of operations and financial position.

The Company will consider all alternatives available to generate additional cash to fund its operations, including, but not limited to sales of assets, issuance of equity or debt securities, and third party arrangements subject to any limitations and procedures arising from the Bankruptcy Cases.

Liquidity - In recent years, the Company has incurred substantial net losses and has used substantial amounts of cash in its operating activities.  Sales by the Company of certain securities held in its investment portfolio as well as certain other assets have significantly contributed to the funding of these operating losses.  While the timing of these sales was not primarily motivated by then current cash needs, without these sales the Company would not have had sufficient cash to fund its operations.  During the first quarter of 2011, the Company determined that it was necessary to generate additional cash to fund its operations and sold its remaining investment securities with a par value of $18,450 and an adjusted cost basis of $7,126 for $6,216.  Accordingly, the Company recorded a loss on the sale of investment securities of $910 for the six months ended June 30, 2011.

In addition to the financial challenges the Company is facing, on March 24, 2011, the Company received a letter from Nihon Ad Systems, Inc. on behalf of itself and TV Tokyo Corporation (collectively, the “Licensors”), purporting to terminate the agreement dated July 1, 2008 between the Licensors and the Company with respect to the Yu-Gi-Oh! Property (“the Yu-Gi-Oh! Agreement”), which accounted for approximately 36% of the Company’s net revenue for the year ended December 31, 2010, for alleged breaches of the Yu-Gi-Oh! Agreement by the Company.  On March 24, 2011, the Licensors filed a lawsuit against the Company in the United States District Court for the Southern District of New York also claiming that the Company has breached the Yu-Gi-Oh! Agreement and seeking more than $4,700 in damages.  The Company believes that the Licensors’ purported termination of the Yu-Gi-Oh! Agreement is invalid and ineffective and will seek to recover all damages to the Company and to its business caused by the actions of the Licensors.  The Company’s results have further been negatively impacted by the significant costs incurred by it in connection with the Bankruptcy Cases.  The Company expects these costs to continue throughout the Bankruptcy proceedings.

The Company’s overall cash position as of June 30, 2011, together with the realized and anticipated effects of the significant cost cutting initiatives implemented by the Company during 2009, 2010 and continuing in 2011 provides only limited liquidity to fund the Company’s day-to-day operations. The financial challenges facing the Company as a result of its recent history of losses and the limited liquidity available to it to fund day-to-day operations, together with the potential loss of the benefits of the Yu-Gi-Oh! Agreement as a result of the actions of the Licensors raise substantial doubt about the Company’s ability to continue as a going concern.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon the success of our reorganizational efforts and a number of other factors, including our ability to retain the benefits of the Yu-Gi-Oh Agreement and successfully dispute the Licensors’ damages claims as well as our ability to generate additional revenues. The Company’s financial statements have been prepared assuming that the Company will continue as a going concern and do not contain any adjustments that may result from the outcome of this uncertainty.

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

Discontinued Operation - Trading Card and Game Distribution - Through its wholly-owned subsidiary, 4Kids Digital Games, Inc. (“4Kids Digital”), the Company owns 55% of TC Digital Games LLC, a Delaware limited liability company (“TC Digital”) which produced, marketed and distributed the “Chaotic” trading card game. Through its wholly-owned subsidiary, 4Kids Websites, Inc. (“4Kids Websites”), the Company owns 55% of TC Websites LLC, a Delaware limited liability company (“TC Websites”) which owns and operated www.chaoticgame.com, the companion website for the “Chaotic” trading card game.  TC Digital and TC Websites are the exclusive licensees of certain patents covering the uploading of coded trading cards to a website where online game play and community activities occur.  Effective September 30, 2010, the Company terminated the operations of TC Digital and TC Websites due to their continued lack of profitability.  The termination of the business of TC Digital and TC Websites will enable the Company to further reduce costs and focus on its core businesses.  As a consequence of the termination of their operations, TC Digital and TC Websites ceased supporting the Chaotic trading card game and website, effective October 1, 2010.  The results of operations of TC Digital and TC Websites are reported in the Company’s consolidated financial statements as discontinued operations (see Note 9), subject to a noncontrolling interest.  All prior financial statements have been reclassified to conform to the presentation of this discontinued operation.

Certain of the Company’s former executive officers have interests in Chaotic USA Digital Games LLC (“CUSA LLC”), Chaotic USA Entertainment Group, Inc. (“CUSA”) and certain other entities with which TC Digital and TC Websites have engaged in transactions since their formation. Information regarding these relationships can be found in Note 11.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The consolidated financial statements, except for the December 31, 2010 consolidated balance sheet, are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2010 presented in our Annual Report on Form 10-K. The consolidated balance sheet as of December 31, 2010 was derived from the audited consolidated balance sheet contained in our Annual Report on Form 10-K.  All significant intercompany accounts and transactions have been eliminated.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position of the Company as of June 30, 2011 and December 31, 2010, and the results of operations for the three and six months ended June 30, 2011 and 2010, and changes in equity and comprehensive loss for the six months ended June 30, 2011 and cash flows for the six months ended June 30, 2011 and 2010. Because of the inherent seasonality and changing trends of the toy, game, entertainment and advertising industries, operating results for the Company on a quarterly basis may not be indicative of operating results for the full year.

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

Trading card revenues: Trading card sales are recorded once the sales are made and are recorded, net of a reserve for returns and allowances.

Revenue generated from merchandise licensing, broadcast advertising, episodic television series, home video, and music are classified as service revenue on the consolidated statement of operations.  Revenue generated from trading card sales are combined with expenses and classified as net loss from discontinued operations on the consolidated statement of operations, see Note 9.

Fair Value Measurements - The fair values of the Company’s financial instruments reflect the estimates of amounts that would be received from selling an asset in an orderly transaction between market participants at the measurement date.  The fair value estimates presented in this report are based on information available to the Company as of June 30, 2011 and December 31, 2010.

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

Investments - During the first quarter of 2011, the Company determined that it was necessary to generate additional cash to fund its operations and sold its remaining investment securities with a par value of $18,450 and an adjusted cost basis of $7,126 for $6,216.  Accordingly, the Company recorded a loss on the sale of investment securities of $910 for the six months ended June 30, 2011.

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

Reorganization Items - The Company’s costs related to professional, consulting and trustee fees, as the case may be, in conjunction with the Bankruptcy Cases are expensed as incurred and reported as reorganization items in the accompanying consolidated statements of operations.

Deferred Revenue - The Company enters into various agreements for Properties under which the Company has received certain advances and/or minimum guarantees. The unearned portion of these advances and guaranteed payments are included in deferred revenue.

Reclassifications - Certain reclassifications have been made to prior year amounts to conform to 2011 presentation.

Other Comprehensive Loss - The Company classifies items as other comprehensive loss by their nature in the financial statements and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet. The assets and liabilities of the Company’s foreign subsidiary, 4Kids International have been recorded in their local currency and translated to U.S. dollars using period-end exchange rates. Income and expense items have been translated at the average rate of exchange prevailing during the period. Any adjustment resulting from translating the financial statements of the foreign subsidiary is reflected in “other comprehensive loss”, net of related tax. Comprehensive loss for the three and six months ended June 30, 2011 was $4,668 and $8,262, respectively, which included translation adjustments of $3 and $10 for the respective periods.  Comprehensive loss for the three and six months ended June 30, 2010 was $7,599 and $12,122, respectively, which included translation adjustments of $(35) and $(189) for the respective periods.

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

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values and estimated fair values of the Company’s financial instruments for the periods presented are as follows:

	Estimated Fair Value Measurements
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2011:
Financial Assets
Cash and cash equivalents	$6,201	$6,201	$—	$—
Total short-term investments	$—	$—	$—	$—

Total Financial Assets	$6,201	$6,201	$—	$—

December 31, 2010:
Financial Assets
Cash and cash equivalents	$4,195	$4,195	$—	$—
Auction rate securities	7,089	—	—	7,089
Preferred shares	37	—	—	37
Total short-term investments	$7,126	$—	$—	$7,126
Total Financial Assets	$11,321	$4,195	$—	$7,126

Level 1- The Company’s Level 1 assets consist solely of cash.

Level 2 - At June 30, 2011 and December 31, 2010, the Company had no investments which were considered to be Level 2 assets.

Level 3 – At June 30, 2011, the Company had no investments which were considered to be Level 3 assets.  At December 31, 2010, the Company’s Level 3 assets consisted of the Company’s investment in ARS, corporate obligations, and preferred shares.

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

The following table presents additional information about assets measured at fair value using Level 3 inputs at December 31, 2010:

	December 31, 2010
	Amortized Cost	Unrealized Loss	Estimated Fair Value
Short-term investments:
Auction rate securities	$12,300	$(5,211)	$7,089
Preferred shares	6,150	(6,113)	37
Total short-term investments	$18,450	$(11,324)	$7,126

The table below provides a summary of changes in fair value for the Company’s available for sale investments:

	Auction Rate Securities	Preferred Shares	Total
Balance as of January 1, 2011	$7,089	$37	$7,126

Realized (loss) gain from sale or settlement	(929)	19	(910)

Proceeds from sales or settlements	(6,160)	(56)	(6,216)

Balance as of June 30, 2011	$—	$—	$—

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

The following table summarizes activity under our stock option plans for the six months ended June 30, 2011:

	Shares under Options (in thousands)	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	290	$14.29	0.5	$—
Granted	—	—
Exercised	—	—
Forfeited	(290)	14.29
Outstanding at June 30, 2011	—	$—	—	$—

Exercisable at June 30, 2011	—	$—	—	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock on the date of determination for those awards that have an exercise price currently below the closing price.  As of June 30, 2011, there were no options outstanding to purchase shares with an exercise price below the quoted price of our common stock.  During the six months ended June 30, 2011 and 2010, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $0, determined as of the date of exercise.

Restricted Stock Awards

The Company granted restricted stock awards of approximately 378,000 shares on May 22, 2009 under its 2008 long-term incentive compensation plan (“LTICP”), 311,000 shares on May 23, 2008 under its 2007 LTICP, 162,000 shares on May 25, 2007 under its 2006 LTICP and 145,000 and 4,000 shares on May 23, 2006 and June 15, 2006, respectively, under its 2005 LTICP. The restricted stock awards were granted to certain employees, including officers and members of the Board of Directors, at grant prices of $1.46, $7.85, $16.79, $16.52 and $15.78 (in each case, the average of the high and low stock price from the previous day of trading) for the May 22, 2009, May 23, 2008, May 25, 2007, May 23, 2006 and the June 15, 2006 grants, respectively.  The restricted stock awards vest annually over a period of three years from the date of grant for the awards made under the 2008 and 2007 LTICPs and over a period of four years for the awards made under the 2006 and 2005 LTICPs, with accelerated vesting upon a change of control of the Company (as defined in the applicable plan).  During the restriction period, award holders do not have the rights of stockholders and cannot transfer ownership. Additionally, nonvested shares of award holders are subject to forfeiture.  These awards are forfeited and revert to the Company in the event of employment termination, except in the case of death, disability, retirement or other specified events.

A summary of restricted stock award activity under the Company’s LTICPs as of June 30, 2011 and changes during the six months then ended is presented as follows:

	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2011	252	$4.60
Granted	—	—
Vested	(125)	5.90
Forfeited	(64)	5.13
Outstanding at June 30, 2011	63	$1.46

The Company recognized approximately $99 and $115 of compensation costs related to the LTICPs during the three and six months ended June 30, 2011, respectively and $361and $750 of compensation costs related to the LTICPs during the three and six months ended June 30, 2010, respectively.  Additionally, as of June 30, 2011, there was approximately $82 of unrecognized compensation cost related to restricted stock awards granted under the Company’s 2008 LTICPs.  The cost is expected to be recognized over a remaining weighted-average period of 0.9 years under the 2008 LTICPs.  There were 125 shares of restricted stock that vested during the six months ended June 30, 2011 that had been granted under the 2008, 2007 and 2006 LTICPs.

Availability for Future Issuance – As of June 30, 2011, (i) options to purchase approximately 1,823,000 shares of the Company’s common stock were available for future issuance under the Company’s stock option plans and (ii) options to purchase a maximum of approximately 805,000 shares of the Company’s common stock were available for future issuance under the Company’s LTICPs, reduced by four shares for each share of restricted stock awarded under the 2006 and 2005 LTICPs, under which an aggregate of approximately 210,000 shares of the 805,000 total shares were available for issuance as options, and reduced by two shares for each share of restricted stock awarded under the 2008 and 2007 LTICPs, under which an aggregate of approximately 595,000 of the 805,000 total shares were available for issuance as options.

5. INCOME TAXES

The benefit from income taxes consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Current	$—	$—	$—	$—
Deferred	1,781	2,294	2,722	3,700
	$1,781	$2,294	$2,722	$3,700
Less: Changes in Valuation allowance	(1,781)	(2,294)	(2,722)	(3,700)
Total	$—	$—	$—	$—

The Company and its wholly-owned subsidiaries file income tax returns in the United States and in the United Kingdom. Income tax expense (benefit) is determined using the asset and liability method provided for in the authoritative guidance issued by the FASB. Deferred income taxes are recognized at currently enacted tax rates for the expected future tax consequences attributable to temporary differences between amounts reported for income tax purposes and financial reporting purposes. Deferred taxes are provided for the undistributed earnings as if they were to be distributed.  The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In view of the level of deferred tax assets as of June 30, 2011 and the Company’s historical losses from operations, the Company has determined that it should record a full valuation allowance against its net deferred tax assets.  The Company did not record a benefit from income taxes for the three and six months ended June 30, 2011 and 2010 as it will not be able to carryback any of its 2011 and 2010 net operating losses and it is more likely than not that the Company will not be able to realize its deferred tax assets.

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

The Company is no longer subject to examinations by income tax authorities in most jurisdictions for years prior to 2006.  As of June 30, 2011, the Company is involved in tax audits by the tax authorities for the years 2008, 2009 and 2010.

6. EARNINGS PER SHARE

The Company computes basic EPS based solely on the weighted average number of common shares outstanding during the period in accordance with authoritative guidance issued by the FASB. Diluted EPS reflects all potential dilution of common stock. For the six months ended June 30, 2011 and 2010, 4,306 and 290,000 shares, respectively, attributable to the exercise of outstanding options, were excluded from the calculation of diluted EPS because the effect was antidilutive.

7. LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise refers to unsecured obligations that will be accounted for under any bankruptcy plan. Generally, actions to enforce or otherwise effect payment of liabilities arising prior to the commencement of the Bankruptcy Cases (“Pre-Petition Liabilities”) are stayed.  The authoritative guidance issued by the FASB requires Pre-Petition liabilities that are subject to compromise to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.  These liabilities represent the estimated amount expected to be allowed on known or potential claims to be resolved through the Bankruptcy Cases, and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of collateral securing the claims, proofs of claim, or other events.  Liabilities subject to compromise also include certain items that may be assumed under a plan of reorganization, and as such, may be subsequently reclassified to liabilities not subject to compromise.  Unless otherwise provided for in the Bankruptcy Code or any “claims bar date order” entered in the Bankruptcy Cases, holders of pre-petition claims are required to file proofs of claims by the “bar date”, which will be established with approval of the Bankruptcy Court.  A bar date is the date by which certain claims against the Debtors must be filed if the claimants wish to receive any distribution in Bankruptcy Cases.  Once a bar date is established, creditors will be notified of the bar date and the requirement to file a proof of claim with the Bankruptcy Court.  Differences between liability amounts estimated by the Debtors and claims filed by creditors will be investigated and, if necessary, the Bankruptcy Court will make a final determination of the amount of any allowable claim.  The determination of how liabilities will ultimately be treated cannot be made until the Bankruptcy Court approves a bankruptcy plan.  Accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time.

Liabilities subject to compromise consisted of the following:

June 30, 2011
Due to Licensors	$2,627
Accounts Payable and Accrued Expenses	5,944
Total	$8,571

Liabilities subject to compromise includes trade accounts payable related to pre-petition purchases, all of which were not paid. As a result, the Company’s cash flows from operations were favorably affected by the stay of payment related to these accounts payable.

8. SEVERANCE AND EXIT COSTS

In connection with the termination of the operations of TC Digital and TC Websites, the Company recorded charges for severance and termination benefits as well as other exit costs in the amount of approximately $51 during the six months ended June 30, 2011.  The charges were attributable to certain exit costs incurred during the period.

A summary of the actions taken for severance and other exit-costs have been recorded in loss from discontinued operations and the estimated remaining liability associated with such costs are as follows:

	Total Expenses	Remaining Liability as of June 30, 2011
Severance and related costs	$25	$87
Termination of contracts and leases	26	478
Total	$51	$565

The remaining liability for severance and exit costs will be paid in accordance with the provisions of the contractual agreements and payments are expected to be completed at various times through 2011.

9. DISCONTINUED OPERATIONS

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

The following are the summarized results of discontinued operations for the trading card and game distribution segment for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net revenues	$—	$50	$11	$57
Total costs and expenses	7	1,790	61	3,305
Loss from discontinued operations	$(7)	$(1,740)	$(50)	$(3,248)

The major classes of assets and liabilities of the discontinued operations on the balance sheet are as follows:

	June 30, 2011	December 31, 2010
ASSETS
Accounts receivable – net	$—	$—
Prepaid and other current assets	18	39
Current assets of discontinued operations	$18	$39

LIABILITIES
Accounts payable and accrued expenses	$1,584	$1,753
Current liabilities of discontinued operations	$1,584	$1,753

10. LEGAL PROCEEDINGS

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

Pokémon Royalty Audit - During the first quarter of 2010, The Pokémon Company International (“TPC”) commenced an audit of 4Kids covering the period from mid-2001 through 2008. On May 28, 2010, 4Kids received a letter from counsel for TPC (“TPC Letter”) claiming that the audit “identified deficiencies totaling almost $4,700” and demanding payment of the deficiency together with interest thereon.  The TPC Letter failed to provide any schedules or other specific information regarding the alleged deficiencies. By letter dated June 11, 2010 (“4Kids Letter”), 4Kids disputed the allegations made in the TPC Letter and advised TPC that 4Kids would not be paying the alleged deficiency or any interest thereon. The 4Kids Letter also proposed that, as had been discussed by the parties, 4Kids would audit TPC which was the recipient and payee of Pokémon merchandise licensing, television broadcast and home video proceeds during the 2001 - 2008 period, and that after the completion of the parties’ respective audits, the parties would review the audit reports and discuss any outstanding issues.

On July 14, 2010, 4Kids and TPC executed a tolling agreement tolling the statute of limitations until October 21, 2010 with respect to TPC’s claims. 4Kids and TPC also agreed in the tolling agreement that neither party would commence any litigation against the other party until after the expiration of the tolling period in order to allow for the parties to complete their respective audits and to discuss the results thereof.  During mid-June 2010, 4Kids commenced its audit of TPC which 4Kids expects to complete over the next few months.  On October 12, 2010, 4Kids and TPC executed an amendment to the tolling agreement extending the tolling of the statute of limitations until January 15, 2011.  On January 26, 2011, 4Kids and TPC executed a second amendment to the tolling agreement extending the tolling of the statute of limitations until March 15, 2011. On March 25, 2011, 4Kids and TPC executed a third amendment to the tolling agreement extending the tolling of the statute of limitations until April 15, 2011.  The parties have not sought to further extend the tolling agreement in light of the filing of the Bankruptcy Cases on April 6, 2011, which had the effect of automatically staying such claims.

Yu-Gi-Oh! Royalty Audit - During the first quarter of 2010, ADK, one of the Licensors, commenced an audit of 4Kids with respect to the amounts paid by 4Kids to ADK during the course of the 4Kids representation of Yu-Gi-Oh!, which started in 2001.

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

On March 4, 2011, ADK requested a payment from the Company in order for representatives of the Licensors to agree to meet with representatives of the Company. On March 17, 2011, 4Kids made a $1,000 payment to ADK as a show of good-faith so that a meeting could take place with ADK to attempt to resolve the audit claims. Notwithstanding the $1,000 good-faith payment, the Company also reserved its rights to dispute all of ADK’s audit claims. On March 18, 2011, representatives of 4Kids met with representatives of ADK in a further, but ultimately unsuccessful, attempt to resolve the outstanding issues.

On March 24, 2011, 4Kids received a letter from the Licensors purporting to terminate the agreement dated July 1, 2008 between the Licensors and 4Kids with respect to the Yu-Gi-Oh! Property (the “Yu-Gi-Oh! Agreement”) for alleged breaches of the Yu-Gi-Oh! Agreement by 4Kids.  The purported termination letter did not comply with the 10 business day notice and cure provision in the Yu-Gi-Oh! Agreement. On March 24, 2011, the Licensors filed a lawsuit against the Company in the United States District Court for the Southern District of New York also claiming that the Company has breached the Yu-Gi-Oh! Agreement on grounds substantially the same as those asserted in its audit findings and seeking more than $4,700 in damages (the “Yu-Gi-OH! Litigation”).

On March 27, 2011, 4Kids, responding to the letter from the Licensors, completely rejected the purported termination of the Yu-Gi-Oh! Agreement by the Licensors as wrongful and devoid of any factual and legal basis.  On March 30, 2011, the Company received a letter from counsel to the Licensors reiterating the Licensors’ position with respect to the termination of the Yu-Gi-Oh! Agreement.

The commencement of the Bankruptcy Cases automatically “stayed” the Yu-Gi-OH! Litigation until such time as the Bankruptcy Court may order otherwise.

On May 13, 2011, the Debtors made a motion in the Bankruptcy Court for an order enforcing the automatic stay with respect to 4Kids’ rights under the Yu-Gi-Oh! Agreement, requesting that the Bankruptcy Court confirm that the automatic stay applied to the purported termination of such agreement by the Licensors on March 24, 2011.  On June 2, 2011, the Bankruptcy Court entered an Order confirming that the automatic stay applied to the purported termination of the Yu-Gi-Oh! Agreement and reaffirmed that 4Kids may exercise its rights under the Yu-Gi-Oh! Agreement pending the outcome of the litigation between 4Kids and the Licensors.

On June 10, 2011, 4Kids filed its answer and counterclaims against the Licensors.  4Kids disputed substantially all of the audit claims asserted by Licensors in their complaint and asserted counterclaims against the Licensors arising from the termination of the Yu-Gi-Oh! Agreement.  The 4Kids counterclaims seek damages from the Licensors’ wrongful termination of the Yu-Gi-Oh! Agreement. The trial is scheduled to commence in the Bankruptcy Court on August 29, 2011.

4Kids believes that the Licensors’ purported termination of the Yu-Gi-Oh! Agreement is invalid and ineffective and that such position will be vindicated at trial.  However, if the Bankruptcy Court were to find that such purported termination is valid and was not a wrongful termination, such finding would have a material adverse effect on the Company’s financial condition and results of operations and would likely significantly impede 4Kids ability to continue its operations.

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

11. RELATED PARTY TRANSACTIONS

Chaotic USA Entertainment Group, Inc. (“CUSA”) - On December 11, 2006, 4Kids Digital and CUSA LLC formed TC Digital as a joint venture, with 4Kids Digital now owning 55% of TC Digital’s membership interests and CUSA LLC now owning 45% of TC Digital’s membership interests.  TC Digital is treated as a consolidated subsidiary of the Company as a result of its majority ownership in TC Digital and its right to break any dead-locks within the TC Digital Management Committee. Effective September 30, 2010, the Company terminated the operations of TC Digital and TC Websites due to their continued lack of profitability.  The termination of the business of TC Digital and TC Websites will enable the Company to further reduce costs and focus on its core businesses.  As a consequence of the termination of their operations, TC Digital and TC Websites ceased supporting the Chaotic trading card game and website, effective October 1, 2010.  The results of operations of TC Digital and TC Websites are reported in the Company’s consolidated financial statements as discontinued operations (see Note 9), subject to a noncontrolling interest.  Bryan Gannon (“Gannon”), President and Chief Executive Officer of CUSA and John Milito (“Milito”), Executive Vice President and Chief Operating Officer of CUSA, each own an interest of approximately 32% in CUSA and became officers of TC Digital in 2006.  Milito’s employment with TC Digital was terminated on December 31, 2009.   Gannon’s employment with TC Digital was terminated on October 15, 2010.

As of June 30, 2011, the Company had entered into the following transactions with CUSA and CUSA LLC, or parties related to Gannon and Milito that are summarized below:

°
Chaotic Property Representation Agreement - On December 11, 2006, 4Kids Licensing, CUSA and Apex Marketing, Inc. (“Apex”), a corporation in which Gannon holds 60% of the outstanding capital stock and Milito owns 39% of the outstanding capital stock, entered into an amended and restated Chaotic Property Representation Agreement (“CPRA”) replacing the original Chaotic Property Representation Agreement entered into by the parties in April 2005. Under the terms of the CPRA, 4Kids Licensing is granted exclusive television broadcast and production, merchandising licensing, and home video rights to the “Chaotic” Property worldwide in perpetuity, subject to certain limited exceptions. Under the terms of the CPRA, all “Chaotic” related income less approved merchandising and other expenses shall be distributed 50% to the Company and 50% to CUSA and Apex, excluding trading card royalties which are distributed 55% to 4Kids Digital and 45% to CUSA. Additionally, all approved production expenses for television episodes based on the “Chaotic” property are allocated 50% to 4Kids Licensing and 50% to CUSA and Apex. As of June 30, 2011 and 2010 there were no distributions and approximately $8,414 and $8,807, respectively, of production, merchandising and other general expenses were owed to 4Kids Licensing by CUSA and Apex, collectively, which were fully reserved on the Company’s consolidated financial statements.

°
Patent License Agreements - On December 11, 2006, TC Digital and TC Websites each entered into an agreement (the “Patent License Agreements”) with Cornerstone Patent Technologies, LLC (“Cornerstone”), a limited liability company, in which Gannon and Milito each hold a 25% membership interest. Pursuant to the Patent License Agreements, TC Digital and TC Websites obtained exclusive licenses (subject to certain exceptions) to use certain patent rights in connection with “Chaotic” and other trading card games which are uploaded to websites owned and operated by each such entity. Additionally, each of TC Digital and TC Websites agreed to pay Cornerstone a royalty of 1.5% of the Manufacturers Suggested Retail Price for the sale of trading cards.  On September 10, 2007, the Company purchased a 25% interest in such patents from Cornerstone for $750. During the three and six months ended June 30, 2011 and 2010, the Company earned no royalties associated with its portion of the patents, related to the sales of “Chaotic” trading cards.

°
Operating Agreement of TC Digital LLC - Under the terms of the TC Digital operating agreement (“TCD Agreement”), TC Digital is obligated to pay the following fees and/or royalties to: (i) 4Kids Digital equal to 3% of TC Digital’s gross revenues up to $350 per year for management services performed; (ii) 4Kids Digital and CUSA equal to 3% of net sales of each pack of trading cards sold; and  (iii) the Company equal to (x) 10% of the net sales of “Chaotic” trading cards and (y) an additional 1% of net sales of “Chaotic” trading cards above $50 million during a calendar year.  The Company acquired its rights to receive royalties of 10% in respect to net sales of “Chaotic” trading cards under the TCD Agreement through purchases from Dracco Company Ltd. (“Dracco”) of a 5% royalty stream on October 17, 2007, a 1% royalty stream, previously allocated to CUSA from Dracco, on December 18, 2007, a 4% royalty stream on March 17, 2008 in exchange for one-time payments of $2,250, $450 and $1,100, respectively.  The consideration for the purchase of the 1% royalty stream for $450 was satisfied through the settlement of certain capital contributions required to be made by CUSA to TC Websites under the TCW Agreement.  During the three and six months ended June 30, 2011, the Company and CUSA earned no royalties and or fees relating to the sales of “Chaotic” trading cards under the TCD agreement.  During the three and six months ended June 30, 2010, the Company earned royalties and/or fees of $36 and $68 respectively, and during the three and six months ended June 30, 2010, CUSA earned royalties and or fees of $7and $13, respectively, relating to the sales of “Chaotic” trading cards under the TCD agreement.  The Company’s portion of royalties and its management fee were eliminated in its consolidated financial statements.

°
Chaotic Merchandise License Agreement - On December 11, 2006, 4Kids Licensing, CUSA and TC Digital entered into a merchandise licensing agreement pursuant to which 4Kids Licensing and CUSA granted TC Digital exclusive rights to manufacture, produce and license “Chaotic” trading cards and related accessories through December 31, 2016. Under the terms of the agreement, TC Digital is obligated to pay a royalty on trading cards and all related accessories equal to (i) 4% of net sales to 4Kids Licensing while any amounts are outstanding to 4Kids Digital under the loan agreement or line of credit agreement or (ii) if no amounts are outstanding to 4Kids Digital under the loan agreement of line of credit agreement, 8% of net sales of such cards and accessories, 55% of which will be paid to 4Kids Licensing and 45% of which will be paid to CUSA.  For the three and six months ended June 30, 2011 and 2010, no royalties had been earned under this agreement.

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

°
Interest Purchase Agreement - On March 2, 2009, TC Digital, the Company and Home Focus entered into various agreements pursuant to which TC Digital and Home Focus agreed to form TDI and the Company agreed to purchase the TDI Interest from Home Focus.  The purchase price for the TDI Interest is an initial price of $1,575 with an obligation to pay up to an additional $1,000 (the “Conditional Payments”) conditioned upon the “Chaotic” television series being telecast in the five largest European television markets (the United Kingdom, France, Germany, Spain and Italy) and/or TDI selling in excess of $10,000 of “Chaotic” trading cards. To date, the Company has entered into agreements for the telecast of the “Chaotic” television series in the UK, France and Germany, requiring the Company to make $600 of the Conditional Payments. The Company has paid Home Focus the following consideration for the TDI interest: the Company paid $475 upon execution of the various agreements and has paid the monthly installments of $125 for each of April, May, June, July and August of 2009.  The Company ceased paying Home Focus additional amounts under the Interest Purchase Agreement due to the failure by Home Focus to make the required capital contributions to TDI required under the Shareholders Agreement, dated March 2, 2009, entered into by the Company and Home Focus with respect to TDI (the “TDI Agreement”).  See Note 10, Legal Proceedings, for details of this matter.

°
TDI Shareholders Agreement - Under the TDI Agreement, the Board of Directors of TDI consists of four directors. TC Digital has the right to elect two directors and the Company and Home Focus each have the right to elect one director. There are a number of extraordinary actions that require the consent by shareholders holding at least 80% of the voting stock of TDI in addition to approval of the Board of Directors. The TDI Agreement requires the shareholders to provide TDI with additional capital on a pro rata basis in exchange for additional equity. Under the TDI Agreement, TDI is required to pay or reimburse TC Digital for the costs and expenses associated with the printing, advertising, marketing and promotion of the “Chaotic” trading card game in the TDI Territory. In addition, TDI is responsible for reimbursing TC Digital and TC Websites for the cost of translating the “Chaotic” trading cards and “Chaotic” website into the European languages and for bandwidth and equipment charges associated with making the “Chaotic” website operational in the TDI Territory. TDI is also required to pay TC Digital and TC Websites a design fee equal to 3% and 1.5%, respectively, of net sales of “Chaotic” trading cards in the TDI  Territory.   For the three and six months ended June 30, 2011 and 2010, TC Digital and TC Websites earned no royalties under this agreement arising from the net sales of “Chaotic” trading cards in the TDI Territory.

12. COMMITMENTS AND CONTINGENCIES

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

The minimum guarantee payable by the Company to The CW under the CW Agreement is as follows:

Broadcast Season	Minimum Fee
2008/2009	$15,000
2009/2010	$12,000
2010/2011	$11,500
2011/2012	$11,500
2012/2013	$11,500

For the 2008/2009 broadcast season, the revenue sharing percentage split in favor of the CW was 80%/20% until $20,000 in revenue has been realized and a revenue split of 50%/50% applied thereafter.  For each other broadcast season, the CW Agreement provides for (1) an 80%/20% revenue split in favor of The CW until it has received its minimum guarantee applicable to such broadcast season, (2) the Company to retain 100% of the revenue until its share of the revenue for such broadcast season equals 35%, (3) a 65%/35% revenue split in favor of The CW until $20,000 in revenue has been realized and (4) a revenue split between the parties of 50%/50% thereafter.  The Agreement also requires the Company to make certain security arrangements in favor of The CW to secure payment of the minimum guarantee and The CW's share of national advertising proceeds.  The following table summarizes the Company’s material firm commitments to The CW as of June 30, 2011:

Year Ending December 31,	CW Agreement
2011	$12,366
2012	11,500
2013	6,500
2014	—
2015	—
2016 and after	—
Total	$30,366

The Company’s ability to recover the cost of its quarterly minimum guarantee due to The CW will depend on the popularity of the television programs the Company broadcasts on The CW4Kids and the general market demand and pricing of advertising time for Saturday morning children’s broadcast television.  The popularity of such programs, broadcast by the Company on The CW4Kids, impacts audience levels and the level of the network advertising rates that the Company can charge.  Additionally, the success of the merchandise licensing programs and home video sales based on such television programs broadcast on The CW4Kids is dependent on consumer acceptance of such television programs.  If the Company estimates that it will be unable to generate sufficient future revenue from advertising sales, home video sales and merchandising licensing at levels to cover the cost of its quarterly contractual obligation to The CW, the Company would record a charge to earnings to reflect an expected loss on The CW agreements in the quarter in which the factors negatively affecting the recoverability of the fee payable become known.  The Company will be required to make certain assumptions and estimates about future events such as advertising rates and audience viewing levels in evaluating its ability to recover the cost of the minimum guaranteed payments.  Such estimates and assumptions are subject to market forces and factors beyond the control of the Company and are inherently subject to change.  There can be no assurance that the Company will be able to recover the full cost of the minimum guaranteed payments and in the event it cannot, it would record the resulting charge to earnings to reflect an expected loss on the minimum guaranteed payments, which could be significant.

In addition to the minimum guarantee paid to The CW, the Company incurs additional costs to program the broadcast block and sell the related network advertising time.  These costs include direct programming costs to acquire, adapt and deliver programming for the broadcast block as well as additional indirect expenses of advertising sales, promotion and administration.

b. Other Commitments -During the normal course of business, the Company may enter into various agreements with third parties to license, acquire, distribute, broadcast, develop and/or promote Properties. The terms of these agreements will vary based on the services and/or Properties included within the agreements, as each of these agreements also have specific provisions relating to rights granted, territory and contractual term.

Under Section 365 and other relevant sections of the Bankruptcy Code, we may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property and equipment, subject to the approval of the Bankruptcy Court and certain other conditions.  Any description of an executory contract or unexpired lease in this report, including where applicable our express termination rights or a quantification of our obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights we have under Section 365 of the Bankruptcy Code.

13. NONCONTROLLING INTEREST

As of January 1, 2009, all earnings and losses of a subsidiary are attributed to both the parent and the noncontrolling interest, even if the losses attributable to the noncontrolling interest result in a deficit noncontrolling interest balance.  Previously, any losses exceeding the noncontrolling interest’s investment in the subsidiaries were attributed to the parent.

Effective September 30, 2010, the Company has terminated the operations of TC Digital and TC Websites due to their continued lack of profitability.  As a consequence of the termination of their operations, TC Digital and TC Websites ceased supporting the Chaotic trading card game and website, effective October 1, 2010 (see Note 9, Discontinued Operations).

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

Noncontrolling interest of membership units in TC Digital represents the noncontrolling members’ proportionate share of the equity in the entity. Income is allocated to the membership units noncontrolling interest based on the ownership percentage throughout the year. As of June 30, 2011, the noncontrolling member continued to hold 45% of the equity in the entity.  The following table summarizes the noncontrolling interest’s loss attributable to the noncontrolling equity interest in TC Digital:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
TC Digital net loss before common units noncontrolling interest	$(1,036)	$(2,368)	$(2,101)	$(4,231)
Noncontrolling interest percentage	45%	45%	45%	45%
Noncontrolling interest loss allocation	(466)	(1,066)	(945)	(1,904)
Less: Capital contribution from noncontrolling interest	—	—	—	—
Loss attributable to noncontrolling interest	$(466)	$(1,066)	$(945)	$(1,904)

Included in the TC Digital net loss is $33 related to the operations of TDI, a joint venture owned 50% by TC Digital, 25% by the Company and 25% by Home Focus, see Note 11 for further details.  As of June 30, 2011, Home Focus has not made a required capital contribution to TDI.

As of June 30, 2011, the loss in excess of noncontrolling interest for TC Digital absorbed by 4Kids Digital, in the aggregate, since the formation of such entity is $21,099.

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

As of June 30, 2011, the noncontrolling member held 45% of the equity in the entity.  The following table summarizes the noncontrolling interest’s loss attributable to the noncontrolling equity interest in TC Websites:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
TC Websites net loss before common units noncontrolling interest	$—	$(316)	$(3)	$(671)
Noncontrolling interest percentage	45%	45%	45%	45%
Noncontrolling interest loss allocation	—	(142)	(2)	(302)
Less: Capital contribution from noncontrolling interest	—	5	—	9
Loss attributable to noncontrolling interest	$—	$(137)	$(2)	$(293)

As of June 30, 2011, the loss in excess of noncontrolling interest for TC Websites absorbed by 4Kids Websites in the aggregate since the formation of such entity is $6,038.

14.  SUBSEQUENT EVENTS

Subsequent events were evaluated by the Company through the date the financial statements were issued.  There were no other events that occurred subsequent to June 30, 2011 that would require recognition or disclosure in the Company’s consolidated financial statements.

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
All inter-segment transactions have been eliminated in consolidation.

	Licensing	Advertising Media and Broadcast	TV and Film Production/ Distribution	Total
Three Months Ended June 30, 2011:
Net revenues from external customers	$1,785	$431	$564	$2,780
Amortization of television and film costs	—	—	1,001	1,001
Interest income	6	—	—	6
Reorganization items	(767)	—	—	(767)
Segment loss	(1,191)	(2,045)	(1,428)	(4,664)

2010:
Net revenues from external customers	$1,913	$68	$888	$2,869
Amortization of television and film costs	—	—	727	727
Interest income	88	—	—	88
Impairment of investment securities	(421)	—	—	(421)
Segment loss	(2,709)	(2,200)	(1,025)	(5,934)
Six Months Ended June 30, 2011:
Net revenues from external customers	$4,976	$672	$991	$6,639
Amortization of television and film costs	—	—	1,722	1,722
Interest income	63	—	—	63
Loss on sale of investment security	(910)	—	—	(910)
Reorganization items	(767)	—	—	(767)
Segment loss	(1,684)	(3,941)	(2,597)	(8,222)
Segment assets	11,213	2,303	6,610	20,126

2010:
Net revenues from external customers	$5,166	$268	$1,839	$7,273
Amortization of television and film costs	—	—	2,085	2,085
Interest income	187	6	—	193
Impairment of investment securities	(421)	—	—	(421)
Segment loss	(2,570)	(3,951)	(2,382)	(8,903)
Segment assets	24,671	2,673	11,269	38,613

Net revenues from external customers and segment profit from discontinued operations have been excluded and are disclosed in Note 9.  Additionally, segment assets relating to discontinued operations of $18 and $1,682 for the six months ended June 30, 2011 and 2010, respectively, have also been excluded in segment reporting.

Through the Company’s London office and network of international subagents, which allow it to license its Properties throughout the world, the Company recognized net revenues from international sources primarily in Europe, of approximately $376 and  $786  for the three and six months ended June 30, 2011, respectively, and $628 and $1,428 for the three and six months ended June 30, 2010, respectively.  As of June 30, 2011 and 2010, net assets of the Company’s London office were $219 and $1,834, respectively.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands of dollars unless otherwise specified)

Overview

The Company’s operating results for the three and six months ended June 30, 2011 were negatively impacted by a decrease in television and film revenues relating to its broadcast sales both domestically and internationally.  These declines are generally the result of the declining popularity of the Company’s existing Properties combined with the failure of new Properties to achieve satisfactory popularity levels. In addition, the Company’s results have been negatively impacted by the significant costs associated with the Bankruptcy Cases, which costs the Company expects to continue to incur throughout the Bankruptcy proceedings, as well as the costs of the Yu-Gi-Oh! Litigation.  Additionally, during the six months ended June 30, 2011, the Company recorded a loss on the sale of its remaining investment securities of $910.  During 2009, 2010 and continuing in 2011, the Company implemented significant cost-cutting initiatives, primarily pertaining to personnel related costs and advertising and marketing expenses, in an effort to offset its poor operating results; however, these initiatives failed to offset lower revenues and these other charges.

Chapter 11 Bankruptcy Proceedings – On April 6, 2011 (the “Petition Date”), the Company and all of its domestic wholly-owned subsidiaries (the “Debtors”) filed voluntary petitions for relief (the “Bankruptcy Cases”) under Title 11 of Chapter 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), which Bankruptcy Cases are jointly administered under Case No. 11-11607.  The Company will continue to operate itself and its subsidiaries as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  In general, as debtors-in-possession, we are authorized under Chapter 11 of the Bankruptcy Code to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.  4Kids Entertainment International, Ltd., the Company’s subsidiary based in London England, and TC Digital Games LLC and TC Websites LLC, two domestic subsidiaries in each of which the Company holds a majority ownership, were not included in the filing and will continue to operate outside the Bankruptcy Cases.

Shortly after the Petition Date, the Debtors began notifying all known current or potential creditors of the Debtors regarding the commencement of the Bankruptcy Cases. Subject to certain exceptions under the Bankruptcy Code, the commencement of the Bankruptcy Cases automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the property of the Debtors, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay.

After the filing of the Bankruptcy Cases, the United States Trustee for the Southern District of New York appointed an official committee of unsecured creditors (the “Creditors’ Committee”).  The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Debtors.  There can be no assurance that the Creditors’ Committee will support the Debtors’ positions on matters to be presented to the Bankruptcy Court in the future or on any bankruptcy plan, once proposed.  Disagreements between the Debtors and the Creditors’ Committee could protract the Bankruptcy Cases, negatively impact the Debtors’ ability to operate and delay the Debtors’ emergence from chapter 11. Under Section 365 and other relevant sections of the Bankruptcy Code, we may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property and equipment, subject to the approval of the Bankruptcy Court and certain other conditions.  Any description of an executory contract or unexpired lease in this report, including where applicable our express termination rights or a quantification of our obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights we have under Section 365 of the Bankruptcy Code.

The timing of any resolution of the Bankruptcy Cases will depend on the timing and outcome of numerous other ongoing matters therein, including our litigation with the entities that control the rights to the Yu-Gi-Oh! property described in Part II, Item 1. “Legal Proceedings”, and it is not possible at this time to accurately predict when such matters will be resolved.  We have incurred and will continue to incur significant costs associated with the Bankruptcy Cases.  The amount of these costs, which began in April 2011 and are being expensed as incurred, are expected to significantly affect our results of operations and financial condition.

The Company’s overall cash position as of June 30, 2011, together with the realized and anticipated effects of the significant cost cutting initiatives implemented by the Company during 2009, 2010 and continuing 2011 provides only limited liquidity to fund the Company’s day-to-day operations. The financial challenges facing the Company as a result of its recent history of losses and the limited liquidity available to it to fund day-to-day operations, together with the potential loss of the benefits of the Yu-Gi-Oh! Agreement as a result of the actions of the Licensors raise substantial doubt about the Company’s ability to continue as a going concern.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon a number of factors, including our ability to retain the benefits of the Yu-Gi-Oh Agreement and successfully dispute the Licensors damages claims as well as our ability to generate additional revenues. The Company’s financial statements have been prepared assuming that the Company will continue as a going concern and do not contain any adjustments that may result from the outcome of this uncertainty.

The Company will consider all alternatives available to generate additional cash to fund its operations, including, but not limited to sales of assets, issuance of equity or debt securities, and third party arrangements subject to any limitations and procedures arising from the Bankruptcy Cases.

4Kids historical recurring losses and negative cash flows from operations together with its dispute with the licensors under the agreement through which it has rights with respect to the Yu-Gi-Oh! Property has caused 4Kids’ independent registered public accounting firm, in the Company’s annual report for the year ended December 31, 2010, to include an explanatory paragraph in their report dated March 30, 2011, expressing substantial doubt about 4Kids’ ability to continue as a going concern.

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

Reorganization Items - The Company’s costs relate to professional, consulting and trustee fees in conjunction with the filing of the Bankruptcy Cases.  These types of expenditures are expensed as incurred and reported as reorganization items.

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

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenues for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenues	100%	100%	100%	100%

Costs and expenses:
Selling, general and administrative	204	270	174	191
Amortization of television and film costs	36	25	26	28
Total costs and expenses	240	295	200	219

Loss from operations	(140)	(195)	(100)	(119)

Interest income	—	3	1	3
Impairment of investment securities	—	(15)	—	(6)
Loss on sale of investment securities	—	—	(14)	—
Total other expense	—	(12)	(13)	(3)

Loss from continuing operations before reorganization items	(140)	(207)	(113)	(122)

Reorganization items	(28)	—	(12)	—

Loss from continuing operations	(168)	(207)	(125)	(122)
Loss from discontinued operations	—	(60)	1	(45)
Net loss	(168)	(267)	(124)	(167)

Net loss attributable to noncontrolling interests, discontinued operations	17	42	14	30

Net loss attributable to 4Kids Entertainment, Inc.	(151)%	(225)%	(110)%	(137)%

Three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010.

Revenues

Revenues by reportable segment and for the Company as a whole were as follows:

For the three months ended June 30, 2011 and 2010
	2011	2010	$ Change	% Change
Licensing	$1,785	$1,913	$(128)	(7)%
Advertising, Media and Broadcast	431	68	363	534
Television and Film Production/Distribution	564	888	(324)	(36)
Total	$2,780	$2,869	$(89)	(3)%

For the six months ended June 30, 2011 and 2010
	2011	2010	$ Change	% Change
Licensing	$4,976	$5,166	$(190)	(4)%
Advertising, Media and Broadcast	672	268	404	151
Television and Film Production/Distribution	991	1,839	(848)	(46)
Total	$6,639	$7,273	$(634)	(9)%

The decrease in consolidated net revenues for the three and six months ended June 30, 2011, as compared to the same period in 2010, was due to a number of factors.

In the Licensing segment, decreased revenues for the three months ended June 30, 2011 were primarily attributable to:

(i)	reduced licensing revenues on the “Monster Jam” and “American Kennel Club” Properties, domestically of approximately $125 and $81, respectively; partially offset by
(ii)	increased licensing revenues on the “Yu-Gi-Oh!” Property, worldwide of approximately $84.

In the Licensing segment, decreased revenues for the six months ended June 30, 2011 were primarily attributable to:

(i)	reduced licensing revenues on the “Cabbage Patch Kids” and “Chaotic” Properties, domestically of approximately $1,120 and $170, respectively; as well as
(ii)	reduced licensing revenue on the “Dinosaur King” Property, worldwide of approximately $120, partially offset by
(iii)	increased licensing revenues on the “American Kennel Club” Property, domestically of approximately $830; as well as
(iv)
the realization of an additional $482 in proceeds arising from the Company’s agreement to terminate its right to serve as the merchandise licensing agent for the “Teenage Mutant Ninja Turtles” Property prior to the scheduled expiration of the representation agreement with the Mirage Group in 2012.

The “Yu-Gi-Oh!” Property was the largest contributor to this business segment for the three months ended June 30, 2011, with approximately 82% of the Company’s revenues and the “Yu-Gi-Oh!” and “American Kennel Club” Properties were the largest contributors to this business segment for the six months ended June 30, 2011, with approximately 72% of the Company’s revenues.

In the Advertising Media and Broadcast segment, the increase in revenues for the three and six months ended June 30, 2011, as compared to the same period in 2010, was primarily attributable to increased sales of internet advertising on the Company’s websites as well as third party websites of approximately $350 and $390, respectively.

In the Television and Film Production/Distribution segment, the decrease in revenues for the three months ended June 30, 2011, as compared to the same period in 2010, was primarily attributable to:

(i)	decreased musical performance revenues from the “Winx” television series of approximately $115; as well as
(ii)	decreased international broadcast sales from the “Dinosaur King” television series of approximately $80; as well as
(iii)	decreased contract revenue from the “Yu-Gi-Oh!” television series of approximately $60; and
(iv)	decreased theatrical revenue from the Pokémon movie of approximately $60.

In the Television and Film Production/Distribution segment, the decrease in revenues for the six months ended June 30, 2011, as compared to the same period in 2010, was primarily attributable to:

(i)	decreased international broadcast sales from the “Dinosaur King” and “Chaotic” television series of approximately $160 and $120, respectively; as well as
(ii)	decreased musical performance revenues from the “Winx” television series of approximately $140; as well as
(iii)	decreased contract revenue from the “Yu-Gi-Oh!” television series of approximately $135.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 27%, or $2,061, to $5,682 for the three months ended June 30, 2011, when compared to the same period in 2010.  The decrease was primarily attributable to broad cost-cutting initiatives implemented throughout the Company and included:

(i)	decreased personnel related costs of approximately $1,100; as well as
(ii)	decreased bad debt expense of approximately $620; and
(iii)	decreased office expenses of approximately $340.

Selling, general and administrative expenses decreased 17%, or $2,338, to $11,525 for the six months ended June 30, 2011, when compared to the same period in 2010.  The decrease was primarily attributable to broad cost-cutting initiatives implemented throughout the Company and included:

(i)	decreased personnel related costs of approximately $1,790; as well as
(ii)	decreased bad debt expense of approximately $840; and
(iii)	decreased office expenses of approximately $570; partially offset by
(iv)	increased legal fees primarily relating to the “Yu-Gi-Oh!” Litigation of approximately $740.

Capitalized Film Costs

For the three months ended June 30, 2011 and 2010

	2011	2010	$ Change	% Change
Amortization of Television and Film Costs	$1,001	$727	$274	38%

For the six months ended June 30, 2011 and 2010

	2011	2010	$ Change	% Change
Amortization of Television and Film Costs	$1,722	$2,085	$(363)	(17)%

The increase in amortization of television and film costs for the three months ended June 30, 2011 when compared to the same period in 2010 was primarily due to the increased amortization of the “Viva Piñata” television series.

The decrease in amortization of television and film costs for the six months ended June 30, 2011 when compared to the same period in 2010, was primarily due to the decreased amortization of the “Chaotic”  television series partially offset by increased amortization of the “Yu-Gi-Oh!” and “Teenage Mutant Ninja Turtles” television series.

As of June 30, 2011, there were $2,918 of capitalized film production costs in the Company’s consolidated balance sheet relating primarily to various stages of production on 197 episodes of animated programming. Based on management’s ultimate revenue estimates as of June 30, 2011, approximately 50% of the total completed and unamortized film and television costs are expected to be amortized during the next year, and over 90% of the total completed and unamortized film and television costs are expected to be amortized during the next three years.

Interest Income

Interest income decreased 93%, or $82, to $6 and 67%, or $130, to $63 for the three and six months ended June 30, 2011, as compared to the same period in 2010, primarily as a result of lower cash balances and the sale of the Company’s remaining investments.

Loss on Sale of Investment Securities

During the first quarter of 2011, the Company sold securities having an aggregate principal amount of $18,450 and an adjusted cost basis of $7,126 for $6,216.  Accordingly, the Company recorded a loss on the sale of investment securities of $910 in such period.

Reorganization Items

 The Company incurred reorganization costs of $767 during the three and six months ended June 30, 2011.  These costs included professional and consulting fees charged for services retained in connection with the Bankruptcy Cases, as well as trustee fees associated with the Bankruptcy Cases.

Loss from Continuing Operations

For the three months ended June 30, 2011 and 2010
	2011	2010	$ Change	% Change
Licensing	$(1,191)	$(2,709)	$1,518	56%
Advertising, Media and Broadcast	(2,045)	(2,200)	155	7
Television and Film Production/Distribution	(1,428)	(1,025)	(403)	(39)
Total	$(4,664)	$(5,934)	$1,270	21%

For the six months ended June 30, 2011 and 2010
	2011	2010	$ Change	% Change
Licensing	$(1,684)	$(2,570)	$886	34%
Advertising, Media and Broadcast	(3,941)	(3,951)	10	—
Television and Film Production/Distribution	(2,597)	(2,382)	(215)	(9)
Total	$(8,222)	$(8,903)	$681	8%

In the Licensing segment, the decrease in segment loss for the three and six months ended June 30, 2011, as compared to the segment loss in the same period in 2010, was primarily attributable to decreased personnel and office expenses partially offset by increased legal costs.

In the Advertising, Media and Broadcast segment, the segment loss for the three and six months ended June 30, 2011, remained relatively consistent, as compared to the same period in 2010.

In the Television and Film Production/Distribution segment, the increase in segment loss for the three and six months ended June 30, 2011, as compared to the same period in 2010, was primarily due to an overall decrease in production revenues.

Income Taxes

The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In view of the level of deferred tax assets as of June 30, 2011 and the Company’s historical losses from operations, the Company has determined that it should record a full valuation allowance against its net deferred tax assets.  The Company did not record a benefit from income taxes for the three and six months ended June 30, 2011 and 2010 as it will not be able to carryback any of its 2011 and 2010 net operating losses and it is more likely than not that the Company will not be able to realize its deferred tax assets.

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

Loss from Continuing Operations

As a result of the above, the Company had a loss from continuing operations for the three and six months ended June 30, 2011 of $4,664 and $8,222, respectively, as compared to a loss from continuing operations during the same period in 2010 of $5,934 and $8,903, respectively.

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

The following are the summarized results of discontinued operations for the trading card and game distribution segment for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net revenues	$—	$50	$11	$57
Total costs and expenses	7	1,790	61	3,305
Loss from discontinued operations	$(7)	$(1,740)	$(50)	$(3,248)

In connection with the termination of the operations of TC Digital and TC Websites, the Company recorded charges for severance and termination benefits as well as other exit costs in the amount of approximately $51 during the six months ended June 30, 2011.  The charges were attributable to certain exit costs incurred during the period. The remaining liability for severance and exit costs will be paid in accordance with the provisions of the contractual agreements and payments are expected to be completed at various times through 2011.

Liquidity and Capital Resources

Financial Condition

Cash and cash equivalents as of June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011	December 31, 2010	$ Change

Cash and cash equivalents	$6,201	$4,195	$2,006

Short-term investments as of June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011	December 31, 2010	$ Change

Investments	$—	$7,126	$(7,126)

In recent years, the Company has incurred substantial net losses and has used substantial amounts of cash in its operating activities.  Sales by the Company of certain securities held in its investment portfolio as well as certain other assets have significantly contributed to the funding of these operating losses.  While the timing of these sales was not primarily motivated by then current cash needs, without these sales the Company would not have had sufficient cash to fund its operations. During the first quarter of 2011, the Company determined that it was necessary to generate additional cash to fund its operations and sold its remaining investment securities with a par value of $18,450 and an adjusted cost basis of $7,126 for $6,216.  Accordingly, the Company recorded a loss on the sale of investment securities of $910 for the six months ended June 30, 2011.

In addition to the financial challenges the Company is facing, on March 24, 2011, the Company received a letter from Nihon Ad Systems, Inc. on behalf of itself and TV Tokyo Corporation (collectively, the “Licensors”), purporting to terminate the agreement dated July 1, 2008 between the Licensors and the Company with respect to the Yu-Gi-Oh! Property (“the Yu-Gi-Oh! Agreement”), which accounted for approximately 36% of the Company’s net revenue for the year ended December 31, 2010, for alleged breaches of the Yu-Gi-Oh! Agreement by the Company.  On March 24, 2011, the Licensors filed a lawsuit against the Company in the United States District Court for the Southern District of New York also claiming that the Company has breached the Yu-Gi-Oh! Agreement and seeking more than $4,700 in damages.  The Company believes that the Licensors’ purported termination of the Yu-Gi-Oh! Agreement is invalid and ineffective and will seek to recover all damages to the Company and to its business caused by the actions of the Licensors.  The Company’s results have further been negatively impacted by the significant costs incurred by it in connection with the Bankruptcy Cases.  The Company expects these costs to continue throughout the Bankruptcy proceedings.

The Company’s overall cash position as of June 30, 2011 together with the realized and anticipated effects of the significant cost cutting initiatives implemented by the Company during 2009, 2010 and continuing 2011 provides only limited liquidity to fund the Company’s day-to-day operations. The financial challenges facing the Company as a result of its recent history of losses and the limited liquidity available to it to fund day-to-day operations, together with the potential loss of the benefits of the Yu-Gi-Oh! Agreement as a result of the actions of the Licensors, raise substantial doubt about the Company’s ability to continue as a going concern.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon the success of our reorganizational efforts and a number of other factors, including our ability to retain the benefits of the Yu-Gi-Oh Agreement and successfully dispute the Licensors’ damages claims as well as our ability to generate additional revenues.

The Company will consider all alternatives available to generate additional cash to fund its operations, including, but not limited to sales of assets, issuance of equity or debt securities, and third party arrangements, subject to any limitations and procedures arising from the Bankruptcy Cases.

Sources and Uses of Cash

Cash flows for the six months ended June 30, 2011 and 2010 were as follows:

Sources (Uses)	2011	2010
Operating Activities	$(4,240)	$(1,732)
Investing Activities	6,241	2,530
Financing Activities	—	(45)

Working capital, consisting of current assets less current liabilities, was $3,401 as of June 30, 2011 and $2,052 as of December 31, 2010.

Operating Activities
2011
Net cash used in operating activities for the six months ended June 30, 2011 of $4,240 primarily reflects the Company’s operating losses partially offset by cash collections of the Company’s trade receivables and the decrease of payments of liabilities arising prior to the commencement of the Bankruptcy Cases.

2010
Net cash used in operating activities for the six months ended June 30, 2010 of $1,732 primarily reflects a decrease in the Company’s business performance, offset by an increase in cash collections of the Company’s trade and income tax receivables, including a tax refund in an amount of $3,567 relating to extended net operating loss carrybacks.

Investing Activities
2011
Net cash provided by investing activities for the six months ended June 30, 2011 of $6,241 primarily reflects proceeds from the sale of the Company’s investment securities for $6,216.

2010
Net cash provided by investing activities for the  six months ended June 30, 2010 of $2,530 primarily reflects proceeds from the sale of the Company’s investment securities for $2,575, partially offset by purchases of property and equipment.

Financing Activities
2011
There was no net cash provided by, or used in, financing activities for the six months ended June 30, 2011.

2010
Net cash used in financing activities for the six months ended June 30, 2010 of $45 reflects the Company’s purchase of shares of its common stock classified as treasury stock on the consolidated financial statements, offset by capital contributions from the Company’s noncontrolling interests.

During the six months ended June 30, 2011, the decrease in the Company's cash flow from operations resulted from the diminished popularity of its Properties, increased costs incurred in connection with the Yu-Gi-Oh! Litigation and the Bankruptcy Cases, as well as continued weakness in the current economic climate.  While the Company strives to further diversify its revenue streams, management remains cognizant of changing trends in the toy, game and entertainment business and the difficulty in predicting the length of time a property will be commercially successful.  As a result, the Company's revenues, operating results and cash flow from operations may fluctuate significantly from year to year and present operating results are not necessarily indicative of future performance.

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

The minimum guarantee payable by the Company to The CW under the CW Agreement is as follows:

Broadcast Season	Minimum Fee
2008/2009	$15,000
2009/2010	$12,000
2010/2011	$11,500
2011/2012	$11,500
2012/2013	$11,500

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

The Company’s ability to recover the cost of its quarterly minimum guarantee due to The CW will depend on the popularity of the television programs the Company broadcasts on The CW4Kids and the general market demand and pricing of advertising time for Saturday morning children’s broadcast television.  The popularity of such programs, broadcast by the Company on The CW4Kids, impacts audience levels and the level of the network advertising rates that the Company can charge.  Additionally, the success of the merchandise licensing programs and home video sales based on such television programs broadcast on The CW4Kids is dependent on consumer acceptance of such television programs.  If the Company estimates that it will be unable to generate sufficient future revenue from advertising sales, home video sales and merchandising licensing at levels to cover the cost of its quarterly contractual obligation to The CW, the Company would record a charge to earnings to reflect an expected loss on The CW agreements in the quarter in which the factors negatively affecting the recoverability of the fee payable become known.  The Company will be required to make certain assumptions and estimates about future events such as advertising rates and audience viewing levels in evaluating its ability to recover the cost of the minimum guaranteed payments.  Such estimates and assumptions are subject to market forces and factors beyond the control of the Company and are inherently subject to change.  There can be no assurance that the Company will be able to recover the full cost of the minimum guaranteed payments and in the event it cannot, it would record the resulting charge to earnings to reflect an expected loss on the minimum guaranteed payments, which could be significant.

In addition to the minimum guarantee paid to The CW, the Company incurs additional costs to program the broadcast block and sell the related network advertising time.  These costs include direct programming costs to acquire, adapt and deliver programming for the broadcast block as well as additional indirect expenses of advertising sales, promotion and administration.

Contractual Commitments

Under Section 365 and other relevant sections of the Bankruptcy Code, we may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property and equipment, subject to the approval of the Bankruptcy Court and certain other conditions.  Any description of an executory contract or unexpired lease in this report, including where applicable our express termination rights or a quantification of our obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights we have under Section 365 of the Bankruptcy Code.

The Company’s contractual obligations and commitments are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  As of June 30, 2011, the Company’s remaining contractual obligations and commitments have not materially changed since December 31, 2010.

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

We completed an evaluation under the supervision and with participation of our management, including our principal executive officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and Chief Financial Officer have concluded that as of June 30, 2011, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

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

Pokémon Royalty Audit - During the first quarter of 2010, The Pokémon Company International (“TPC”) commenced an audit of 4Kids covering the period from mid-2001 through 2008. On May 28, 2010, 4Kids received a letter from counsel for TPC (“TPC Letter”) claiming that the audit “identified deficiencies totaling almost $4,700” and demanding payment of the deficiency together with interest thereon.  The TPC Letter failed to provide any schedules or other specific information regarding the alleged deficiencies. By letter dated June 11, 2010 (“4Kids Letter”), 4Kids disputed the allegations made in the TPC Letter and advised TPC that 4Kids would not be paying the alleged deficiency or any interest thereon. The 4Kids Letter also proposed that, as had been discussed by the parties, 4Kids would audit TPC which was the recipient and payee of Pokémon merchandise licensing, television broadcast and home video proceeds during the 2001 - 2008 period, and that after the completion of the parties’ respective audits, the parties would review the audit reports and discuss any outstanding issues.

On July 14, 2010, 4Kids and TPC executed a tolling agreement tolling the statute of limitations until October 21, 2010 with respect to TPC’s claims. 4Kids and TPC also agreed in the tolling agreement that neither party would commence any litigation against the other party until after the expiration of the tolling period in order to allow for the parties to complete their respective audits and to discuss the results thereof.  During mid-June 2010, 4Kids commenced its audit of TPC which 4Kids expects to complete over the next few months.  On October 12, 2010, 4Kids and TPC executed an amendment to the tolling agreement extending the tolling of the statute of limitations until January 15, 2011.  On January 26, 2011, 4Kids and TPC executed a second amendment to the tolling agreement extending the tolling of the statute of limitations until March 15, 2011. On March 25, 2011, 4Kids and TPC executed a third amendment to the tolling agreement extending the tolling of the statute of limitations until April 15, 2011.  The parties have not sought to further extend the tolling agreement in light of the filing of the Bankruptcy Cases on April 6, 2011, which had the effect of automatically staying such claims.

Yu-Gi-Oh! Royalty Audit - During the first quarter of 2010, ADK, one of the Licensors, commenced an audit of 4Kids with respect to the amounts paid by 4Kids to ADK during the course of the 4Kids representation of Yu-Gi-Oh!, which started in 2001.

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

On March 4, 2011, ADK requested a payment from the Company in order for representatives of the Licensors to agree to meet with representatives of the Company. On March 17, 2011, 4Kids made a $1,000 payment to ADK as a show of good-faith so that a meeting could take place with ADK to attempt to resolve the audit claims. Notwithstanding the $1,000 good-faith payment, the Company also reserved its rights to dispute all of ADK’s audit claims. On March 18, 2011, representatives of 4Kids met with representatives of ADK in a further, but ultimately unsuccessful, attempt to resolve the outstanding issues.

On March 24, 2011, 4Kids received a letter from the Licensors purporting to terminate the agreement dated July 1, 2008 between the Licensors and 4Kids with respect to the Yu-Gi-Oh! Property (the “Yu-Gi-Oh! Agreement”) for alleged breaches of the Yu-Gi-Oh! Agreement by 4Kids.  The purported termination letter did not comply with the 10 business day notice and cure provision in the Yu-Gi-Oh! Agreement. On March 24, 2011, the Licensors filed a lawsuit against the Company in the United States District Court for the Southern District of New York also claiming that the Company has breached the Yu-Gi-Oh! Agreement on grounds substantially the same as those asserted in its audit findings and seeking more than $4,700 in damages (the “Yu-Gi-OH! Litigation”).

On March 27, 2011, 4Kids, responding to the letter from the Licensors, completely rejected the purported termination of the Yu-Gi-Oh! Agreement by the Licensors as wrongful and devoid of any factual and legal basis.  On March 30, 2011, the Company received a letter from counsel to the Licensors reiterating the Licensors’ position with respect to the termination of the Yu-Gi-Oh! Agreement.

The commencement of the Bankruptcy Cases automatically “stayed” the Yu-Gi-OH! Litigation until such time as the Bankruptcy Court may order otherwise.

On May 13, 2011, the Debtors made a motion in the Bankruptcy Court for an order enforcing the automatic stay with respect to 4Kids’ rights under the Yu-Gi-Oh! Agreement, requesting that the Bankruptcy Court confirm that the automatic stay applied to the purported termination of such agreement by the Licensors on March 24, 2011.  On June 2, 2011, the Bankruptcy Court entered an Order confirming that the automatic stay applied to the purported termination of the Yu-Gi-Oh! Agreement and reaffirmed that 4Kids may exercise its rights under the Yu-Gi-Oh! Agreement pending the outcome of the litigation between 4Kids and the Licensors.

On June 10, 2011, 4Kids filed its answer and counterclaims against the Licensors.  4Kids disputed substantially all of the audit claims asserted by Licensors in their complaint and asserted counterclaims against the Licensors arising from the termination of the Yu-Gi-Oh! Agreement.  The 4Kids counterclaims seek damages from the Licensors’ wrongful termination of the Yu-Gi-Oh! Agreement. The trial is scheduled to commence in the Bankruptcy Court on August 29, 2011.

4Kids believes that the Licensors’ purported termination of the Yu-Gi-Oh! Agreement is invalid and ineffective and that such position will be vindicated at trial.  However, if the Bankruptcy Court were to find that such purported termination is valid and was not a wrongful termination, such finding would have a material adverse effect on the Company’s financial condition and results of operations and would likely significantly impede 4Kids ability to continue its operations.

The Company, from time to time, is involved in litigation, contract disputes and claims arising in the ordinary course of its business. Except as described above, the Company does not believe that such litigation to which the Company or any subsidiary of the Company is a party or of which any of their Properties is the subject or any claims made against it will, individually or in the aggregate, have a material adverse effect on the Company’s financial condition or the results of its operations or cash flows.

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

The pursuit of the Bankruptcy Cases has consumed and will continue to consume a substantial portion of the time and attention of our corporate management and will impact how our business is conducted, which may have an adverse effect on our business and results of operations.

The requirements of the Bankruptcy Cases have consumed and will continue to consume a substantial portion of our corporate management’s time and attention and leave them with less time to devote to the operation of our business.  This diversion of attention may materially adversely affect the conduct of our business, and, as a result, on our financial condition and results of operations.

There can be no assurance that the Creditors’ Committee will support the Debtors’ positions on matters to be presented to the Bankruptcy Court in the future or on any bankruptcy plan, once proposed.

Disagreements between the Debtors and the Creditors’ Committee could protract the Bankruptcy Cases, negatively impact the Debtors’ ability to operate and delay the Debtors’ emergence from chapter 11.

The Company has incurred and will continue to incur significant cost in connection with the Bankruptcy Cases.

The Company’s results have been negatively impacted by the significant costs incurred by it in connection with the Bankruptcy Cases.  The Company expects these costs to continue throughout the Bankruptcy proceedings and may materially adversely affect our business, and, as a result, our financial condition and results of operations.

We may experience increased levels of employee attrition.

During the pendency of the Bankruptcy Cases, we may experience increased levels of employee attrition, and our employees are facing considerable distraction and uncertainty.  A loss of key personnel or material erosion of employee morale could have a material adverse affect on our business and results of operations.

Trading in our securities during the pendency of the Bankruptcy Cases is highly speculative and poses substantial risks.  Our common stock may be cancelled and holders of such common stock may not receive any distribution with respect to, or be able to recover any portion of, their investments.

It is not known at this stage of the Bankruptcy Cases if any plan of reorganization would allow for distributions with respect to our common stock.  In the event of cancellation of these equity interests, amounts invested by such holders in common stock will not be recoverable.  Trading prices for our common stock may bear little or no relationship to the actual recovery, if any, by the holders thereof in the Bankruptcy Cases.  Accordingly, we urge extreme caution with respect to existing and future investments in our common stock.

Item 6.                      Exhibits.

(a)	Exhibits

31.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Joint Certification of principal executive officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

4KIDS ENTERTAINMENT, INC.

Date: August 12, 2011

By:/s/ Samuel R. Newborn
Samuel R. Newborn,
   Executive Vice President
and General Counsel
    (principal executive officer
                and Director)

By:       /s/ Bruce R. Foster
Bruce R. Foster,
    Executive Vice President
     and Chief Financial Officer
(principal financial
     and chief accounting officer )