Form 10-Q
period 2011-09-30
4 KIDS ENTERTAINMENT INC
filed 2011-11-14
CIK 58592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐             Accelerated filer  ☐             Non-accelerated filer  ☐            Smaller reporting company  ☒
      (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.     Yes ☐     No ☐

As of November 11, 2011, the number of shares outstanding of the common stock of 4Kids Entertainment, Inc., par value $.01 per share was 13,653,824.

4Kids Entertainment, Inc. and Subsidiaries

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.
4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2011 and DECEMBER 31, 2010
(In thousands of dollars, except share data)
	September 30, 2011	December 31, 2010
ASSETS:	(Unaudited)
Current assets:
Cash and cash equivalents	$2,152	$4,195
Investments	—	7,126
Accounts receivable - net	4,459	7,818
Income taxes receivable	4	30
Prepaid expenses and other current assets	1,056	1,185
Current assets of discontinued operations	18	39
Total current assets	7,689	20,393

Property and equipment - net	806	1,197
Accounts receivable - noncurrent, net	511	59
Film and television costs - net	2,759	3,668
Other assets - net (includes related party amounts of $0 and $195, respectively)	3,879	3,753
Total assets	$15,644	$29,070

LIABILITIES AND (DEFICIT) EQUITY:
Liabilities not subject to compromise:
Due to licensors	$870	$2,501
Accounts payable and accrued expenses	6,256	12,517
Current liabilities of discontinued operations	1,583	1,753
Deferred revenue	683	1,570
Total current liabilities	9,392	18,341

Deferred rent	453	471
Total liabilities not subject to compromise	9,845	18,812

Liabilities subject to compromise	8,305	—
Total liabilities	18,150	18,812

Commitments and contingencies (Note 12)
4Kids Entertainment, Inc. shareholders’ equity
Preferred stock, $.01 par value – authorized 3,000,000 shares; none issued	—	—
Common stock, $.01 par value - authorized 40,000,000 shares; issued 15,777,711 and 15,652,845 shares; outstanding 13,653,824 and 13,528,958 shares at September 30, 2011 and December 31, 2010, respectively	158	157
Additional paid-in capital	69,436	68,699
Accumulated other comprehensive income	492	470
Accumulated deficit	(19,972)	(7,863)
	50,114	61,463
Less cost of 2,123,887 treasury shares at September 30, 2011 and December 31, 2010	(36,488)	(36,488)
Total equity of 4Kids Entertainment, Inc. shareholders	13,626	24,975
Noncontrolling interests related to discontinued operations	(16,132)	(14,717)
Total (deficit) equity	(2,506)	10,258
Total liabilities and equity	$15,644	$29,070

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(In thousands of dollars, except share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net revenues:
Service revenue	$2,637	$2,780	$8,794	$10,053
Other revenue	—	—	482	—
Total net revenues	2,637	2,780	9,276	10,053

Costs and expenses:
Selling, general and administrative	7,165	6,880	18,690	20,743
Amortization of television and film costs	576	2,719	2,298	4,804
Total costs and expenses	7,741	9,599	20,988	25,547

Loss from operations	(5,104)	(6,819)	(11,712)	(15,494)

Other income (expense):
Interest income	—	95	63	288
Impairment of investment securities	—	(1,552)	—	(1,973)
Loss on sale of investment securities	—	(212)	(910)	(212)
Total other expense	—	(1,669)	(847)	(1,897)

Loss from continuing operations before reorganization items	(5,104)	(8,488)	(12,559)	(17,391)

Reorganization items	(148)	—	(915)	—

Loss from continuing operations	(5,252)	(8,488)	(13,474)	(17,391)
Loss from discontinued operations	—	(3,162)	(50)	(6,410)
Net loss	(5,252)	(11,650)	(13,524)	(23,801)
Loss attributable to noncontrolling interests, discontinued operations	468	1,806	1,415	4,012
Net loss attributable to 4Kids Entertainment, Inc.	$(4,784)	$(9,844)	$(12,109)	$(19,789)

Per share amounts:
Basic and diluted loss per share attributable to 4Kids Entertainment, Inc. common shareholders
Continuing operations	$(0.38)	$(0.63)	$(0.99)	$(1.29)
Discontinued operations	0.03	(0.10)	0.10	(0.18)
Basic and diluted loss per share attributable to 4Kids Entertainment, Inc. common shareholders	$(0.35)	$(0.73)	$(0.89)	$(1.47)
Weighted average common shares
outstanding – basic and diluted	13,653,824	13,528,958	13,588,744	13,437,048

Net loss attributable to 4Kids Entertainment, Inc.:
Loss from continuing operations	$(5,252)	$(8,488)	$(13,474)	$(17,391)
Loss from discontinued operations	—	(3,162)	(50)	(6,410)
Loss attributable to noncontrolling interests, discontinued operations	468	1,806	1,415	4,012
Net income (loss) from discontinued operations	468	(1,356)	1,365	(2,398)
Net loss attributable to 4Kids Entertainment, Inc.	$(4,784)	$(9,844)	$(12,109)	$(19,789)

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND COMPREHENSIVE LOSS
NINE MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED)
(In thousands of dollars and shares)

	4Kids Entertainment, Inc. Shareholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Less Treasury Stock	Total Shareholders’ Equity	Non-controlling Interests Related to Discontinued Operations	Total (Deficit) Equity
	Shares	Amount

BALANCE, DECEMBER 31, 2010	15,653	$157	$68,699	$(7,863)	$470	$(36,488)	$24,975	$(14,717)	$10,258
Issuance of common stock and stock options exercised	125	1	737	—	—	—	738	—	738
Comprehensive loss:
Net loss	—	—	—	(12,109)	—	—	(12,109)	(1,415)	(13,524)
Translation adjustment	—	—	—	—	22	—	22	—	22
Total comprehensive loss	—	—	—	—	—	—	(12,087)	(1,415)	(13,502)

BALANCE, SEPTEMBER 30, 2011	15,778	$158	$69,436	$(19,972)	$492	$(36,488)	$13,626	$(16,132)	$(2,506)

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(In thousands of dollars)

	2011	2010
Cash flows from operating activities:
Net loss	$(13,524)	$(23,801)
Loss from discontinued operations	50	6,410
Loss from continuing operations	(13,474)	(17,391)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	423	504
Amortization of television and film costs	2,298	4,804
(Recovery) provision for doubtful accounts	(53)	1,076
Impairment of investment securities	—	1,973
Loss on sale of investment securities	910	212
Changes in operating assets and liabilities:
Accounts receivable	2,962	6,993
Film and television costs	(1,389)	(2,942)
Income taxes receivable	26	3,630
Prepaid expenses and other current assets	122	53
Other assets – net	(191)	1,224
Due to licensors	(1,631)	(1,333)
Accounts payable and accrued expenses	(5,527)	2,239
Liabilities subject to compromise	8,305	—
Deferred revenue	(887)	(647)
Deferred rent	(18)	21
Net cash (used in) provided by continuing operating activities	(8,124)	416
Net cash used in discontinued operating activities	(199)	(2,819)
Net cash used in operating activities	(8,323)	(2,403)

Cash flows from investing activities:
Proceeds from sale of investments	6,216	3,095
Purchase of property and equipment	(5)	(257)
Proceeds from disposal of property and equipment	38	32
Net cash provided by investing activities	6,249	2,870

Cash flows from financing activities:
Capital contribution from noncontrolling interests	—	10
Purchase of treasury shares	—	(54)
Net cash used in financing activities	—	(44)

Effects of exchange rate changes on cash and cash equivalents	31	(67)

Net (decrease) increase in cash and cash equivalents	(2,043)	356
Cash and cash equivalents, beginning of period	4,195	3,621
Cash and cash equivalents, end of period	$2,152	$3,977

Supplemental schedule of non-cash investing and financing activities:
Unrealized gain (loss) on marketable securities included in other comprehensive loss	$—	$(98)
Vesting of restricted shares	$738	$1,711

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

The timing of any resolution of the Bankruptcy Cases will depend on the timing and outcome of numerous other ongoing matters therein, including our litigation with the entities that control the rights to the Yu-Gi-Oh! Property described in Note 10 below, and it is not possible at this time to accurately predict when such matters will be resolved.  We have incurred and will continue to incur significant costs associated with the Bankruptcy Cases.  The amount of these costs, which began in April 2011 and are being expensed as incurred, are expected to significantly affect our results of operations and financial position.  The Bankruptcy Cases have also presented challenges to our ability to generate additional revenues in all of our business segments especially as it relates to the sales of commercial advertising.

The Company will consider all alternatives available to generate additional cash to fund its operations, including, but not limited to sales of assets, issuance of equity or debt securities, and third party arrangements subject to any limitations and procedures arising from the Bankruptcy Cases.

Liquidity - In recent years, the Company has incurred substantial net losses and has used substantial amounts of cash in its operating activities.  Sales by the Company of certain securities held in its investment portfolio as well as certain other assets have significantly contributed to the funding of these operating losses.  While the timing of these sales was not primarily motivated by then current cash needs, without these sales the Company would not have had sufficient cash to fund its operations.  During the first quarter of 2011, the Company determined that it was necessary to generate additional cash to fund its operations and sold its remaining investment securities with a par value of $18,450 and an adjusted cost basis of $7,126 for $6,216.  Accordingly, the Company recorded a loss on the sale of investment securities of $910 for the nine months ended September 30, 2011.

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

The Company’s overall cash position as of September 30, 2011, together with the realized and anticipated effects of the significant cost cutting initiatives implemented by the Company during 2009, 2010 and continuing in 2011 provides only limited liquidity to fund the Company’s day-to-day operations. The financial challenges facing the Company as a result of its recent history of losses and the limited liquidity available to it to fund day-to-day operations, together with the potential loss of the benefits of the Yu-Gi-Oh! Agreement as a result of the actions of the Licensors raise substantial doubt about the Company’s ability to continue as a going concern.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon the success of our reorganizational efforts and a number of other factors, including our ability to retain the benefits of the Yu-Gi-Oh Agreement and successfully dispute the Licensors’ damages claims as well as our ability to generate additional revenues. The Company’s financial statements have been prepared assuming that the Company will continue as a going concern and do not contain any adjustments that may result from the outcome of this uncertainty.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The consolidated financial statements, except for the December 31, 2010 consolidated balance sheet, are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2010 presented in our Annual Report on Form 10-K. The consolidated balance sheet as of December 31, 2010 was derived from the audited consolidated balance sheet contained in our Annual Report on Form 10-K.  All significant intercompany accounts and transactions have been eliminated.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position of the Company as of September 30, 2011 and December 31, 2010, and the results of operations for the three and nine months ended September 30, 2011 and 2010, and changes in equity and comprehensive loss for the nine months ended September 30, 2011 and cash flows for the nine months ended September 30, 2011 and 2010. Because of the inherent seasonality and changing trends of the toy, game, entertainment and advertising industries, operating results for the Company on a quarterly basis may not be indicative of operating results for the full year.

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

Fair Value Measurements - The fair values of the Company’s financial instruments reflect the estimates of amounts that would be received from selling an asset in an orderly transaction between market participants at the measurement date.  The fair value estimates presented in this report are based on information available to the Company as of September 30, 2011 and December 31, 2010.

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

Investments - During the first quarter of 2011, the Company determined that it was necessary to generate additional cash to fund its operations and sold its remaining investment securities with a par value of $18,450 and an adjusted cost basis of $7,126 for $6,216.  Accordingly, the Company recorded a loss on the sale of investment securities of $910 for the nine months ended September 30, 2011.

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

Other Comprehensive Loss - The Company classifies items as other comprehensive loss by their nature in the financial statements and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet. The assets and liabilities of the Company’s foreign subsidiary, 4Kids International have been recorded in their local currency and translated to U.S. dollars using period-end exchange rates. Income and expense items have been translated at the average rate of exchange prevailing during the period. Any adjustment resulting from translating the financial statements of the foreign subsidiary is reflected in “other comprehensive loss”, net of related tax. Comprehensive loss for the three and nine months ended September 30, 2011 was $5,240 and $13,502, respectively, which included translation adjustments of $12 and $22 for the respective periods.  Comprehensive loss for the three and nine months ended September 30, 2010 was $9,765 and $21,887, respectively, which included translation adjustments of $67 and $(122) for the respective periods.

Recently Adopted Accounting Standards – There have been no significant changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Recently Issued Accounting Standards – In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which amended its guidance on the testing of goodwill impairment to allow an entity the option to first assess qualitative factors to determine whether performing the current two-step process is necessary. Under the new option, the calculation of the reporting unit’s fair value is not required unless as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than the unit’s carrying amount. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption permitted. The Company is currently evaluating the effect this guidance will have on the Company’s consolidated financial position and results of operations.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The objective of ASU 2011-05 is to improve the comparability, consistency, and transparency of financial reporting, to increase the prominence of items reported in other comprehensive income, and to facilitate convergence of U.S. GAAP and International Financial Reporting Standards. To achieve this, the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in ASU 2011-05 require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. Finally, current GAAP does not require an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income, which is required by the guidance in ASU 2011-05. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. In October 2011, the FASB announced that it will consider deferring certain aspects of ASU 2011-5 in its future meeting.  The Company is currently evaluating the effect this guidance will have on the Company’s consolidated financial position and results of operations.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values and estimated fair values of the Company’s financial instruments for the periods presented are as follows:

	Estimated Fair Value Measurements
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2011:
Financial Assets
Cash and cash equivalents	$2,152	$2,152	$—	$—
Total Financial Assets	$2,152	$2,152	$—	$—

December 31, 2010:
Financial Assets
Cash and cash equivalents	$4,195	$4,195	$—	$—
Auction rate securities	7,089	—	—	7,089
Preferred shares	37	—	—	37
Total short-term investments	$7,126	$—	$—	$7,126
Total Financial Assets	$11,321	$4,195	$—	$7,126

Level 1- The Company’s Level 1 assets consist solely of cash.

Level 2 - At September 30, 2011 and December 31, 2010, the Company had no investments which were considered to be Level 2 assets.

Level 3 – At September 30, 2011, the Company had no investments which were considered to be Level 3 assets.  At December 31, 2010, the Company’s Level 3 assets consisted of the Company’s investment in ARS, corporate obligations, and preferred shares.

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

The following table presents additional information about assets measured at fair value using Level 3 inputs at December 31, 2010:

	December 31, 2010
	Amortized Cost	Unrealized Loss	Estimated Fair Value
Short-term investments:
Auction rate securities	$12,300	$(5,211)	$7,089
Preferred shares	6,150	(6,113)	37
Total short-term investments	$18,450	$(11,324)	$7,126

The table below provides a summary of changes in fair value for the Company’s available for sale investments:

	Auction Rate Securities	Preferred Shares	Total
Balance as of January 1, 2011	$7,089	$37	$7,126

Realized (loss) gain from sale or settlement	(929)	19	(910)

Proceeds from sales or settlements	(6,160)	(56)	(6,216)

Balance as of September 30, 2011	$—	$—	$—

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

The following table summarizes activity under our stock option plans for the nine months ended September 30, 2011:

	Shares under Options (in thousands)	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	290	$14.29	0.5	$—
Granted	—	—
Exercised	—	—
Forfeited	(290)	14.29
Outstanding at September 30, 2011	—	$—	—	$—
Exercisable at September 30, 2011	—	$—	—	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock on the date of determination for those awards that have an exercise price currently below the closing price.  As of September 30, 2011, there were no options outstanding to purchase shares with an exercise price below the quoted price of our common stock.  During the nine months ended September 30, 2011 and 2010, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $0, determined as of the date of exercise.

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

A summary of restricted stock award activity under the Company’s LTICPs as of September 30, 2011 and changes during the nine months then ended is presented as follows:

	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2011	252	$4.60
Granted	—	—
Vested	(125)	5.90
Forfeited	(66)	5.03
Outstanding at September 30, 2011	61	$1.46

The Company recognized approximately $22 and $137 of compensation costs related to the LTICPs during the three and nine months ended September 30, 2011, respectively and $256 and $1,006 of compensation costs related to the LTICPs during the three and nine months ended September 30, 2010, respectively.  Additionally, as of September 30, 2011, there was approximately $57 of unrecognized compensation cost related to restricted stock awards granted under the Company’s 2008 LTICPs.  The cost is expected to be recognized over a remaining weighted-average period of 0.6 years under the 2008 LTICPs.  There were 125 shares of restricted stock that vested during the nine months ended September 30, 2011 that had been granted under the 2008, 2007 and 2006 LTICPs.

Availability for Future Issuance – As of September 30, 2011, (i) options to purchase approximately 1,973,000 shares of the Company’s common stock were available for future issuance under the Company’s stock option plans and (ii) options to purchase a maximum of approximately 808,000 shares of the Company’s common stock were available for future issuance under the Company’s LTICPs, reduced by four shares for each share of restricted stock awarded under the 2006 and 2005 LTICPs, under which an aggregate of approximately 210,000 shares of the 808,000 total shares were available for issuance as options, and reduced by two shares for each share of restricted stock awarded under the 2008 and 2007 LTICPs, under which an aggregate of approximately 598,000 of the 808,000 total shares were available for issuance as options.

5. INCOME TAXES

The benefit from income taxes consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Current	$—	$—	$—	$—
Deferred	2,959	3,882	5,681	7,582
	$2,959	$3,882	$5,681	$7,582
Less: Changes in Valuation allowance	(2,959)	(3,882)	(5,681)	(7,582)
Total	$—	$—	$—	$—

The Company and its wholly-owned subsidiaries file income tax returns in the United States and in the United Kingdom. Income tax expense (benefit) is determined using the asset and liability method provided for in the authoritative guidance issued by the FASB. Deferred income taxes are recognized at currently enacted tax rates for the expected future tax consequences attributable to temporary differences between amounts reported for income tax purposes and financial reporting purposes. Deferred taxes are provided for the undistributed earnings as if they were to be distributed.  The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In view of the level of deferred tax assets as of September 30, 2011 and the Company’s historical losses from operations, the Company has determined that it should record a full valuation allowance against its net deferred tax assets.  The Company did not record a benefit from income taxes for the three and nine months ended September 30, 2011 and 2010 as it will not be able to carryback any of its 2011 and 2010 net operating losses and it is more likely than not that the Company will not be able to realize its deferred tax assets.

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

The Company is no longer subject to examinations by income tax authorities in most jurisdictions for years prior to 2006.  As of September 30, 2011, the Company was not involved in any tax audits by the tax authorities.

6. EARNINGS (LOSS) PER SHARE

The Company computes basic EPS based solely on the weighted average number of common shares outstanding during the period in accordance with authoritative guidance issued by the FASB. Diluted EPS reflects all potential dilution of common stock. For the nine months ended September 30, 2011 and 2010, 0 and 290,000 shares, respectively, attributable to the exercise of outstanding options, were excluded from the calculation of diluted EPS because the effect was antidilutive.

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

Liabilities subject to compromise consisted of the following:

September 30, 2011
Due to Licensors	$2,627
Accounts Payable and Accrued Expenses	5,678
Total	$8,305

Liabilities subject to compromise includes trade accounts payable related to pre-petition purchases, not all of which were paid. As a result, the Company’s cash flows from operations were favorably affected by the stay of payment related to these accounts payable.

8. SEVERANCE AND EXIT COSTS

In connection with the termination of the operations of TC Digital and TC Websites, the Company recorded charges for severance and termination benefits as well as other exit costs in the amount of approximately $51 during the nine months ended September 30, 2011.  The charges were attributable to certain exit costs incurred during the period.

A summary of the actions taken for severance and other exit-costs have been recorded in loss from discontinued operations and the estimated remaining liability associated with such costs are as follows:

	Total Expenses	Remaining Liability as of September 30, 2011
Severance and related costs	$25	$87
Termination of contracts and leases	26	485
Total	$51	$572

The remaining liability for severance and exit costs will be paid in accordance with the provisions of the contractual agreements and payments are expected to be completed at various times through 2012.

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

The following are the summarized results of discontinued operations for the trading card and game distribution segment for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net revenues	$—	$147	$11	$204
Total costs and expenses	—	3,309	61	6,614
Loss from discontinued operations	$—	$(3,162)	$(50)	$(6,410)

The major classes of assets and liabilities of the discontinued operations on the balance sheet are as follows:

	September 30, 2011	December 31, 2010
ASSETS
Accounts receivable – net	$—	$—
Prepaid and other current assets	18	39
Current assets of discontinued operations	$18	$39

LIABILITIES
Accounts payable and accrued expenses	$1,583	$1,753
Current liabilities of discontinued operations	$1,583	$1,753

10. LEGAL PROCEEDINGS

TCD International, Ltd. - On February 12, 2010, Home Focus Development, Ltd., a British Virgin Islands Corporation, (“Home Focus”) filed suit against 4Kids in the United States District Court for the Southern District of New York. Home Focus alleged that 4Kids owed Home Focus $1,075 under an Interest Purchase Agreement among 4Kids, Home Focus and TC Digital entered into on March 2, 2009 (the “Interest Purchase Agreement”), pursuant to which the Company acquired a 25% ownership interest in TCD International, Ltd. (“TDI”).

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

On July 14, 2010, 4Kids and TPC executed a tolling agreement tolling the statute of limitations until October 21, 2010 with respect to TPC’s claims. 4Kids and TPC also agreed in the tolling agreement that neither party would commence any litigation against the other party until after the expiration of the tolling period in order to allow for the parties to complete their respective audits and to discuss the results thereof.  During mid-June 2010, 4Kids commenced its audit of TPC which was completed in December 2010.  On October 12, 2010, 4Kids and TPC executed an amendment to the tolling agreement extending the tolling of the statute of limitations until January 15, 2011.  On January 26, 2011, 4Kids and TPC executed a second amendment to the tolling agreement extending the tolling of the statute of limitations until March 15, 2011. On March 25, 2011, 4Kids and TPC executed a third amendment to the tolling agreement extending the tolling of the statute of limitations until April 15, 2011.  The parties have not sought to further extend the tolling agreement in light of the filing of the Bankruptcy Cases on April 6, 2011, which had the effect of automatically staying such claims.

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

The trial in the Yu-Gi-Oh! Litigation initially to determine whether the purported termination of the Yu-Gi-Oh! Agreement was effective and whether any amounts owed by 4Kids to the Licensors exceed the credits claimed by 4Kids for amounts paid or advanced to Licensors commenced in the Bankruptcy Court on August 29, 2011 and concluded on September 23, 2011.  The parties filed their post-trial briefs on October 12, 2011 and are currently waiting for the Bankruptcy Court’s decision.

4Kids believes that the Licensors’ purported termination of the Yu-Gi-Oh! Agreement is invalid and ineffective and that such position will be vindicated at trial.  If the Bankruptcy Court's decision on the initial phase of the trial is in favor of 4Kids, there will be a second phase of the trial to determine the damages incurred by 4Kids as a result of Licensors’ wrongful termination of the Yu-Gi-Oh! Agreement. However, if the Bankruptcy Court finds that such purported termination by the Licensors was valid and was not a wrongful termination, such finding would have a material adverse effect on the Company’s financial condition and results of operations and would likely significantly impede 4Kids ability to continue its operations.

Wildcat Intellectual Property Holdings, LLC v. 4Kids Entertainment, Inc. et al.  On July 5, 2011, Wildcat Intellectual Property Holdings, LLC filed suit against 4Kids, Chaotic USA Entertainment Group, Inc., Electronic Arts Inc., Konami Digital Entertainment, Inc., Nintendo of America Inc., Panini America, Inc., Pokémon USA, Inc., Sony Computer Entertainment America LLC, Sony Online Entertainment LLC, The Topps Company, Inc., Wizards of the Coast LLC and Zynga Inc. (collectively the "Wildcat Defendants) in the United States District Court for the Eastern District of Texas. The suit alleges that the Wildcat Defendants infringed upon United States Patent Number 6,200,216 entitled "Electronic Trading Card". Since the Wildcat suit with respect to 4Kids pertains to alleged actions by 4Kids occurring prior to the commencement of the Bankruptcy Cases, the Wildcat suit is "stayed" by the 4Kids bankruptcy.

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

As of September 30, 2011, the Company had entered into the following transactions with CUSA and CUSA LLC, or parties related to Gannon and Milito that are summarized below:

°
Chaotic Property Representation Agreement - On December 11, 2006, 4Kids Licensing, CUSA and Apex Marketing, Inc. (“Apex”), a corporation in which Gannon holds 60% of the outstanding capital stock and Milito owns 39% of the outstanding capital stock, entered into an amended and restated Chaotic Property Representation Agreement (“CPRA”) replacing the original Chaotic Property Representation Agreement entered into by the parties in April 2005. Under the terms of the CPRA, 4Kids Licensing is granted exclusive television broadcast and production, merchandising licensing, and home video rights to the “Chaotic” Property worldwide in perpetuity, subject to certain limited exceptions. Under the terms of the CPRA, all “Chaotic” related income less approved merchandising and other expenses shall be distributed 50% to the Company and 50% to CUSA and Apex, excluding trading card royalties which are distributed 55% to 4Kids Digital and 45% to CUSA. Additionally, all approved production expenses for television episodes based on the “Chaotic” property are allocated 50% to 4Kids Licensing and 50% to CUSA and Apex. As of September 30, 2011 and 2010 there were no distributions and approximately $8,384 and $8,723, respectively, of production, merchandising and other general expenses were owed to 4Kids Licensing by CUSA and Apex, collectively, which were fully reserved on the Company’s consolidated financial statements.

°
Patent License Agreements - On December 11, 2006, TC Digital and TC Websites each entered into an agreement (the “Patent License Agreements”) with Cornerstone Patent Technologies, LLC (“Cornerstone”), a limited liability company, in which Gannon and Milito each hold a 25% membership interest. Pursuant to the Patent License Agreements, TC Digital and TC Websites obtained exclusive licenses (subject to certain exceptions) to use certain patent rights in connection with “Chaotic” and other trading card games which are uploaded to websites owned and operated by each such entity. Additionally, each of TC Digital and TC Websites agreed to pay Cornerstone a royalty of 1.5% of the Manufacturers Suggested Retail Price for the sale of trading cards.  On September 10, 2007, the Company purchased a 25% interest in such patents from Cornerstone for $750. During the three and nine months ended September 30, 2011 and 2010, the Company earned no royalties associated with its portion of the patents, related to the sales of “Chaotic” trading cards.

°
Operating Agreement of TC Digital LLC - Under the terms of the TC Digital operating agreement (“TCD Agreement”), TC Digital is obligated to pay the following fees and/or royalties to: (i) 4Kids Digital equal to 3% of TC Digital’s gross revenues up to $350 per year for management services performed; (ii) 4Kids Digital and CUSA equal to 3% of net sales of each pack of trading cards sold; and  (iii) the Company equal to (x) 10% of the net sales of “Chaotic” trading cards and (y) an additional 1% of net sales of “Chaotic” trading cards above $50 million during a calendar year.  The Company acquired its rights to receive royalties of 10% in respect to net sales of “Chaotic” trading cards under the TCD Agreement through purchases from Dracco Company Ltd. (“Dracco”) of a 5% royalty stream on October 17, 2007, a 1% royalty stream, previously allocated to CUSA from Dracco, on December 18, 2007, a 4% royalty stream on March 17, 2008 in exchange for one-time payments of $2,250, $450 and $1,100, respectively.  The consideration for the purchase of the 1% royalty stream for $450 was satisfied through the settlement of certain capital contributions required to be made by CUSA to TC Websites under the TCW Agreement.  During the three and nine months ended September 30, 2011, the Company and CUSA earned no royalties and or fees relating to the sales of “Chaotic” trading cards under the TCD agreement.  During the three and nine months ended September 30, 2010, the Company earned royalties and/or fees of $6 and $74 respectively, and during the three and nine months ended September 30, 2010, CUSA earned royalties and or fees of $1 and $14, respectively, relating to the sales of “Chaotic” trading cards under the TCD agreement.  The Company’s portion of royalties and its management fee were eliminated in its consolidated financial statements.

°
Chaotic Merchandise License Agreement - On December 11, 2006, 4Kids Licensing, CUSA and TC Digital entered into a merchandise licensing agreement pursuant to which 4Kids Licensing and CUSA granted TC Digital exclusive rights to manufacture, produce and license “Chaotic” trading cards and related accessories through December 31, 2016. Under the terms of the agreement, TC Digital is obligated to pay a royalty on trading cards and all related accessories equal to (i) 4% of net sales to 4Kids Licensing while any amounts are outstanding to 4Kids Digital under the loan agreement or line of credit agreement or (ii) if no amounts are outstanding to 4Kids Digital under the loan agreement or line of credit agreement, 8% of net sales of such cards and accessories, 55% of which will be paid to 4Kids Licensing and 45% of which will be paid to CUSA.  For the three and nine months ended September 30, 2011 and 2010, no royalties had been earned under this agreement.

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

°
TDI Shareholders Agreement - Under the TDI Agreement, the Board of Directors of TDI consists of four directors. TC Digital has the right to elect two directors and the Company and Home Focus each have the right to elect one director. There are a number of extraordinary actions that require the consent by shareholders holding at least 80% of the voting stock of TDI in addition to approval of the Board of Directors. The TDI Agreement requires the shareholders to provide TDI with additional capital on a pro rata basis in exchange for additional equity. Under the TDI Agreement, TDI is required to pay or reimburse TC Digital for the costs and expenses associated with the printing, advertising, marketing and promotion of the “Chaotic” trading card game in the TDI Territory (as defined in the TDI Agreement). In addition, TDI is responsible for reimbursing TC Digital and TC Websites for the cost of translating the “Chaotic” trading cards and “Chaotic” website into the European languages and for bandwidth and equipment charges associated with making the “Chaotic” website operational in the TDI Territory. TDI is also required to pay TC Digital and TC Websites a design fee equal to 3% and 1.5%, respectively, of net sales of “Chaotic” trading cards in the TDI  Territory.   For the three and nine months ended September 30, 2011 and 2010, TC Digital and TC Websites earned no royalties under this agreement arising from the net sales of “Chaotic” trading cards in the TDI Territory.

12. COMMITMENTS AND CONTINGENCIES

a.   Broadcast Agreement - On October 1, 2007, the Company and The CW entered into the CW Agreement, under which The CW granted to the Company the exclusive right to program The CW's Saturday morning children's programming block (“The CW4Kids”) that is broadcast in most markets between 7am and 12pm for an initial term of five years beginning with The CW's 2008-2009 broadcast season. Each broadcast season runs from September to September.

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

For the 2008/2009 broadcast season, the revenue sharing percentage split in favor of the CW was 80%/20% until $20,000 in revenue has been realized and a revenue split of 50%/50% applied thereafter.  For each other broadcast season, the CW Agreement provides for (1) an 80%/20% revenue split in favor of The CW until it has received its minimum guarantee applicable to such broadcast season, (2) the Company to retain 100% of the revenue until its share of the revenue for such broadcast season equals 35%, (3) a 65%/35% revenue split in favor of The CW until $20,000 in revenue has been realized and (4) a revenue split between the parties of 50%/50% thereafter.  The Agreement also requires the Company to make certain security arrangements in favor of The CW to secure payment of the minimum guarantee and The CW's share of national advertising proceeds.  The following table summarizes the Company’s material firm commitments to The CW as of September 30, 2011:

Year Ending December 31,	CW Agreement
2011	$9,966
2012	11,500
2013	6,500
Total	$27,966

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

Noncontrolling interest of membership units in TC Digital represents the noncontrolling members’ proportionate share of the equity in the entity. Income is allocated to the membership units noncontrolling interest based on the ownership percentage throughout the year. As of September 30, 2011, the noncontrolling member continued to hold 45% of the equity in the entity.  The following table summarizes the noncontrolling interest’s loss attributable to the noncontrolling equity interest in TC Digital:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
TC Digital net loss before common units noncontrolling interest	$(1,040)	$(3,323)	$(3,141)	$(7,554)
Noncontrolling interest percentage	45%	45%	45%	45%
Noncontrolling interest loss allocation	(468)	(1,496)	(1,413)	(3,400)
Less: Capital contribution from noncontrolling interest	—	—	—	—
Loss attributable to noncontrolling interest	$(468)	$(1,496)	$(1,413)	$(3,400)

Included in the TC Digital net loss is $33 related to the operations of TDI, a joint venture owned 50% by TC Digital, 25% by the Company and 25% by Home Focus, see Note 11 for further details.  As of September 30, 2011, Home Focus has not made a required capital contribution to TDI.

As of September 30, 2011, the loss in excess of noncontrolling interest for TC Digital absorbed by 4Kids Digital, in the aggregate, since the formation of such entity is $21,567.

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

As of September 30, 2011, the noncontrolling member held 45% of the equity in the entity.  The following table summarizes the noncontrolling interest’s loss attributable to the noncontrolling equity interest in TC Websites:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
TC Websites net loss before common units noncontrolling interest	$—	$(689)	$(3)	$(1,360)
Noncontrolling interest percentage	45%	45%	45%	45%
Noncontrolling interest loss allocation	—	(310)	(2)	(612)
Less: Capital contribution from noncontrolling interest	—	1	—	10
Loss attributable to noncontrolling interest	$—	$(309)	$(2)	$(602)

As of September 30, 2011, the loss in excess of noncontrolling interest for TC Websites absorbed by 4Kids Websites in the aggregate since the formation of such entity is $6,038.

14.  SUBSEQUENT EVENTS

Subsequent events were evaluated by the Company through the date the financial statements were issued.  There were no other events that occurred subsequent to September 30, 2011 that would require recognition or disclosure in the Company’s consolidated financial statements.

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
All inter-segment transactions have been eliminated in consolidation.

	Licensing	Advertising Media and Broadcast	TV and Film Production/ Distribution	Total
Three Months Ended September 30, 2011:
Net revenues from external customers	$1,900	$448	$289	$2,637
Amortization of television and film costs	—	—	576	576
Reorganization items	(148)	—	—	(148)
Segment loss	(1,369)	(2,173)	(1,710)	(5,252)

2010:
Net revenues from external customers	$2,158	$232	$390	$2,780
Amortization of television and film costs	—	—	2,719	2,719
Interest income	95	—	—	95
Impairment of investment securities	(1,552)	—	—	(1,552)
Loss on sale of investment securities	(212)	—	—	(212)
Segment loss	(3,621)	(1,472)	(3,395)	(8,488)
Nine months Ended September 30, 2011:
Net revenues from external customers	$6,876	$1,120	$1,280	$9,276
Amortization of television and film costs	—	—	2,298	2,298
Interest income	63	—	—	63
Loss on sale of investment security	(910)	—	—	(910)
Reorganization items	(915)	—	—	(915)
Segment loss	(3,053)	(6,114)	(4,307)	(13,474)
Segment assets	7,515	1,829	6,282	15,626

2010:
Net revenues from external customers	$7,324	$500	$2,229	$10,053
Amortization of television and film costs	—	—	4,804	4,804
Interest income	282	6	—	288
Impairment of investment securities	(1,973)	—	—	(1,973)
Loss on sale of investment securities	(212)	—	—	(212)
Segment loss	(6,191)	(5,423)	(5,777)	(17,391)
Segment assets	21,637	3,235	9,590	34,462

Net revenues from external customers and segment profit from discontinued operations have been excluded and are disclosed in Note 9.  Additionally, segment assets relating to discontinued operations of $18 and $65 for the nine months ended September 30, 2011 and 2010, respectively, have also been excluded in segment reporting.

Through the Company’s London office and network of international subagents, which allow it to license its Properties throughout the world, the Company recognized net revenues from international sources primarily in Europe, of approximately $333 and $1,119 for the three and nine months ended September 30, 2011, respectively, and $352 and $1,780 for the three and nine months ended September 30, 2010, respectively.  As of September 30, 2011 and 2010, net assets of the Company’s London office were $51 and $1,504, respectively.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands of dollars unless otherwise specified)

Overview

The Company’s operating results for the three and nine months ended September 30, 2011 were negatively impacted by a decrease in television and film revenues relating to its broadcast sales both domestically and internationally.  These declines are generally the result of the declining popularity of the Company’s existing Properties combined with the failure of new Properties to achieve satisfactory popularity levels. In addition, the Company’s results have been negatively impacted by the significant costs associated with the Bankruptcy Cases, which costs the Company expects to continue to incur throughout the Bankruptcy proceedings, as well as the costs of the Yu-Gi-Oh! Litigation.  Additionally, during the nine months ended September 30, 2011, the Company recorded a loss on the sale of its remaining investment securities of $910.  During 2009, 2010 and continuing in 2011, the Company implemented significant cost-cutting initiatives, primarily pertaining to personnel related costs and advertising and marketing expenses, in an effort to offset its poor operating results; however, these initiatives failed to fully offset lower revenues and these other charges.

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

The timing of any resolution of the Bankruptcy Cases will depend on the timing and outcome of numerous other ongoing matters therein, including our litigation with the entities that control the rights to the Yu-Gi-Oh! Property described in Part II, Item 1. “Legal Proceedings”, and it is not possible at this time to accurately predict when such matters will be resolved.  We have incurred and will continue to incur significant costs associated with the Bankruptcy Cases.  The amount of these costs, which began in April 2011 and are being expensed as incurred, are expected to significantly affect our results of operations and financial condition. The Bankruptcy Cases have also presented challenges to our ability to generate additional revenues in all of our business segments especially as it relates to the sales of commercial advertising.

The Company’s overall cash position as of September 30, 2011, together with the realized and anticipated effects of the significant cost cutting initiatives implemented by the Company during 2009, 2010 and continuing in 2011 provides only limited liquidity to fund the Company’s day-to-day operations. The financial challenges facing the Company as a result of its recent history of losses and the limited liquidity available to it to fund day-to-day operations, together with the potential loss of the benefits of the Yu-Gi-Oh! Agreement as a result of the actions of the Licensors raise substantial doubt about the Company’s ability to continue as a going concern.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon a number of factors, including our ability to retain the benefits of the Yu-Gi-Oh Agreement and successfully dispute the Licensors’ damages claims as well as our ability to generate additional revenues. The Company’s financial statements have been prepared assuming that the Company will continue as a going concern and do not contain any adjustments that may result from the outcome of this uncertainty.

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

Effective September 30, 2010, the Company terminated the operations of TC Digital Games LLC (“TC Digital”), the joint venture which produced, marketed and distributed the “Chaotic” trading card game, and TC Websites LLC (“TC Websites”), the joint venture that owns and operates www.chaoticgame.com, the companion website for the “Chaotic” trading card game.  The Company owns 55% of each of TC Digital and TC Websites.  The closing of these companies enabled the Company to further reduce costs and focus on its core businesses.  As a consequence of the termination of their operations, TC Digital and TC Websites ceased supporting the Chaotic trading card game and website, effective October 1, 2010.  TC Digital and TC Websites are included in discontinued operations in the Company’s consolidated financial statements, subject to a noncontrolling interest.

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

Recently Issued Accounting Standards – In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which amended its guidance on the testing of goodwill impairment to allow an entity the option to first assess qualitative factors to determine whether performing the current two-step process is necessary. Under the new option, the calculation of the reporting unit’s fair value is not required unless as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than the unit’s carrying amount. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption permitted. The Company is currently evaluating the effect this guidance will have on the Company’s consolidated financial position and results of operations.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The objective of ASU 2011-05 is to improve the comparability, consistency, and transparency of financial reporting, to increase the prominence of items reported in other comprehensive income, and to facilitate convergence of U.S. GAAP and International Financial Reporting Standards. To achieve this, the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in ASU 2011-05 require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. Finally, current GAAP does not require an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income, which is required by the guidance in ASU 2011-05. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. In October 2011, the FASB announced that it will consider deferring certain aspects of ASU 2011-5 in its future meeting.  The Company is currently evaluating the effect this guidance will have on the Company’s consolidated financial position and results of operations.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenues for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenues	100%	100%	100%	100%

Costs and expenses:
Selling, general and administrative	272	247	201	206
Amortization of television and film costs	22	98	25	48
Total costs and expenses	294	345	226	254

Loss from operations	(194)	(245)	(126)	(154)

Interest income	—	4	1	3
Impairment of investment securities	—	(56)	—	(20)
Loss on sale of investment securities	—	(8)	(10)	(2)
Total other expense	—	(60)	(9)	(19)

Loss from continuing operations before reorganization items	(194)	(305)	(135)	(173)
Reorganization items	(5)	—	(10)	—

Loss from continuing operations	(199)	(305)	(145)	(173)
Loss from discontinued operations		(114)	(1)	(64)
Net loss	(199)	(419)	(146)	(237)
Net loss attributable to noncontrolling interests, discontinued operations	18	65	15	40
Net loss attributable to 4Kids Entertainment, Inc.	(181)%	(354)%	(131)%	(197)%

Three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010.

Revenues

Revenues by reportable segment and for the Company as a whole were as follows:

For the three months ended September 30, 2011 and 2010
	2011	2010	$ Change	% Change
Licensing	$1,900	$2,158	$(258)	(12)%
Advertising, Media and Broadcast	448	232	216	93
Television and Film Production/Distribution	289	390	(101)	(26)
Total	$2,637	$2,780	$(143)	(5)%

For the nine months ended September 30, 2011 and 2010
	2011	2010	$ Change	% Change
Licensing	$6,876	$7,324	$(448)	(6)%
Advertising, Media and Broadcast	1,120	500	620	124
Television and Film Production/Distribution	1,280	2,229	(949)	(43)
Total	$9,276	$10,053	$(777)	(8)%

The decrease in consolidated net revenues for the three and nine months ended September 30, 2011, as compared to the same periods in 2010, was due to a number of factors.

In the Licensing segment, decreased revenues for the three months ended September 30, 2011 were primarily attributable to:

(i)	reduced licensing revenues on the “Viva Piñata”, “Winx” and “Chaotic” Properties, domestically, of approximately $330, $140 and $130, respectively; partially offset by
(ii)	increased licensing revenues on the “Cabbage Patch Kids” Property, domestically, of approximately $330.

In the Licensing segment, decreased revenues for the nine months ended September 30, 2011 were primarily attributable to:

(i)	reduced licensing revenues on the “Cabbage Patch Kids”, “Viva Piñata”, “Chaotic” and “Winx” Properties, domestically, of approximately $790, $380, $300 and $250, respectively; partially offset by
(ii)	increased licensing revenues on the “American Kennel Club” Property, domestically, of approximately $740; and
(iii)
the realization of an additional $482 in proceeds arising from the Company’s agreement to terminate its right to serve as the merchandise licensing agent for the “Teenage Mutant Ninja Turtles” Property prior to the scheduled expiration of the representation agreement with the Mirage Group in 2012.

The “Yu-Gi-Oh!” Property was the largest contributor to this business segment for the three months ended September 30, 2011, with approximately 67% of the Company’s revenues and the “Yu-Gi-Oh!” and “American Kennel Club” Properties were the largest contributors to this business segment for the nine months ended September 30, 2011, with approximately 71% of the Company’s revenues.

In the Advertising Media and Broadcast segment, the increase in revenues for the three and nine months ended September 30, 2011, as compared to the same periods in 2010, was primarily attributable to increased sales of internet advertising on the Company’s websites as well as third party websites of approximately $220 and $600, respectively.

In the Television and Film Production/Distribution segment, the decrease in revenues for the three months ended September 30, 2011, as compared to the same period in 2010, was primarily attributable to decreased contract revenue from the “Yu-Gi-Oh!” television series of approximately $120.

In the Television and Film Production/Distribution segment, the decrease in revenues for the nine months ended September 30, 2011, as compared to the same period in 2010, was primarily attributable to:

(i)	decreased contract revenue from the “Yu-Gi-Oh!” television series of approximately $260; as well as
(ii)	decreased international broadcast sales from the “Dinosaur King” and “Chaotic” television series of approximately $220 and $130, respectively; as well as
(iii)	decreased musical performance revenues from the “Winx” television series of approximately $145; and
(iv)	decreased theatrical revenue from the “Yu-Gi-Oh!” movie of approximately $120.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 4%, or $285, to $7,165 for the three months ended September 30, 2011, when compared to the same period in 2010.  The increase was primarily attributable to:

(i)	increased legal fees primarily relating to the “Yu-Gi-Oh!” Litigation of approximately $1,340; and
(ii)	increased network selling expenses of approximately $890; partially offset by
(iii)	decreased personnel related costs of approximately $1,550; and
(iv)	decreased office expenses of approximately $400.

Selling, general and administrative expenses decreased 10%, or $2,053, to $18,690 for the nine months ended September 30, 2011, when compared to the same period in 2010.  The decrease was primarily attributable to broad cost-cutting initiatives implemented throughout the Company and included:

(i)	decreased personnel related costs of approximately $3,350; as well as
(ii)	decreased bad debt expense of approximately $1,130; and
(iii)	decreased office expenses of approximately $970; partially offset by
(iv)	increased legal fees primarily relating to the “Yu-Gi-Oh!” Litigation of approximately $1,980; and
(v)	increased network selling expenses of approximately $1,380.

Capitalized Film Costs

For the three months ended September 30, 2011 and 2010

	2011	2010	$ Change	% Change
Amortization of Television and Film Costs	$576	$2,719	$(2,143)	(79)%

For the nine months ended September 30, 2011 and 2010

	2011	2010	$ Change	% Change
Amortization of Television and Film Costs	$2,298	$4,804	$(2,506)	(52)%

The decrease in amortization of television and film costs for the three and nine months ended September 30, 2011 when compared to the same periods in 2010, was primarily due to the decreased amortization of the “Chaotic” television series, as well as the prior year write-off of certain older television series.

As of September 30, 2011, there were $2,759 of capitalized film production costs in the Company’s consolidated balance sheet relating primarily to various stages of production on 173 episodes of animated programming. Based on management’s ultimate revenue estimates as of September 30, 2011, approximately 59% of the total completed and unamortized film and television costs are expected to be amortized during the next 12 months, and over 90% of the total completed and unamortized film and television costs are expected to be amortized during the next three years.

Interest Income

Interest income decreased 100%, or $95, to $0 and 78%, or $225, to $63 for the three and nine months ended September 30, 2011, as compared to the same periods in 2010, primarily as a result of lower cash balances and the sale of the Company’s remaining investments.

Loss on Sale of Investment Securities

During the first quarter of 2011, the Company sold securities having an aggregate principal amount of $18,450 and an adjusted cost basis of $7,126 for $6,216.  Accordingly, the Company recorded a loss on the sale of investment securities of $910 in such period.

Reorganization Items

The Company incurred reorganization costs of $148 and $915 during the three and nine months ended September 30, 2011.  These costs included professional and consulting fees charged for services retained in connection with the Bankruptcy Proceedings, as well as fees paid to the Bankruptcy trustee.

Loss from Continuing Operations

For the three months ended September 30, 2011 and 2010
	2011	2010	$ Change	% Change
Licensing	$(1,369)	$(3,621)	$2,252	62%
Advertising, Media and Broadcast	(2,173)	(1,472)	(701)	(48)
Television and Film Production/Distribution	(1,710)	(3,395)	1,685	50
Total	$(5,252)	$(8,488)	$3,236	38%

For the nine months ended September 30, 2011 and 2010
	2011	2010	$ Change	% Change
Licensing	$(3,053)	$(6,191)	$3,138	51%
Advertising, Media and Broadcast	(6,114)	(5,423)	(691)	(13)
Television and Film Production/Distribution	(4,307)	(5,777)	1,470	25
Total	$(13,474)	$(17,391)	$3,917	23%

In the Licensing segment, the decrease in segment loss for the three and nine months ended September 30, 2011, as compared to the segment loss in the same periods in 2010, was primarily attributable to decreased personnel and office expenses partially offset by increased legal costs.

In the Advertising, Media and Broadcast segment, the increase in segment loss for the three and nine months ended September 30, 2011, as compared to the same periods in 2010 was primarily attributable to increased network selling expenses.

In the Television and Film Production/Distribution segment, the decrease in segment loss for the three and nine months ended September 30, 2011, as compared to the same periods in 2010, was primarily due to an overall decrease in personnel and office expenses.

Income Taxes

The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In view of the level of deferred tax assets as of September 30, 2011 and the Company’s historical losses from operations, the Company has determined that it should record a full valuation allowance against its net deferred tax assets.  The Company did not record a benefit from income taxes for the three and nine months ended September 30, 2011 and 2010 as it will not be able to carryback any of its 2011 and 2010 net operating losses and it is more likely than not that the Company will not be able to realize its deferred tax assets.

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

Loss from Continuing Operations

As a result of the above, the Company had a loss from continuing operations for the three and nine months ended September 30, 2011 of $5,252 and $13,474, respectively, as compared to a loss from continuing operations during the same periods in 2010 of $8,488 and $17,391, respectively.

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

The following are the summarized results of discontinued operations for the trading card and game distribution segment for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net revenues	$—	$147	$11	$204
Total costs and expenses	—	3,309	61	6,614
Loss from discontinued operations	$—	$(3,162)	$(50)	$(6,410)

In connection with the termination of the operations of TC Digital and TC Websites, the Company recorded charges for severance and termination benefits as well as other exit costs in the amount of approximately $51 during the nine months ended September 30, 2011.  The charges were attributable to certain exit costs incurred during the period. The remaining liability for severance and exit costs will be paid in accordance with the provisions of the contractual agreements and payments are expected to be completed at various times through 2012.

Liquidity and Capital Resources

Financial Condition

Cash and cash equivalents as of September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011	December 31, 2010	$ Change

Cash and cash equivalents	$2,152	$4,195	$(2,043)

Short-term investments as of September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011	December 31, 2010	$ Change

Investments	$—	$7,126	$(7,126)

In recent years, the Company has incurred substantial net losses and has used substantial amounts of cash in its operating activities.  Sales by the Company of certain securities held in its investment portfolio as well as certain other assets have significantly contributed to the funding of these operating losses.  While the timing of these sales was not primarily motivated by then current cash needs, without these sales the Company would not have had sufficient cash to fund its operations. During the first quarter of 2011, the Company determined that it was necessary to generate additional cash to fund its operations and sold its remaining investment securities with a par value of $18,450 and an adjusted cost basis of $7,126 for $6,216.  Accordingly, the Company recorded a loss on the sale of investment securities of $910 for the nine months ended September 30, 2011.

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

The Company’s overall cash position as of September 30, 2011 together with the realized and anticipated effects of the significant cost cutting initiatives implemented by the Company during 2009, 2010 and continuing in 2011 provides only limited liquidity to fund the Company’s day-to-day operations. The financial challenges facing the Company as a result of its recent history of losses and the limited liquidity available to it to fund day-to-day operations, together with the potential loss of the benefits of the Yu-Gi-Oh! Agreement as a result of the actions of the Licensors, raise substantial doubt about the Company’s ability to continue as a going concern.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon the success of our reorganization efforts and a number of other factors, including our ability to retain the benefits of the Yu-Gi-Oh Agreement and successfully dispute the Licensors’ damages claims as well as our ability to generate additional revenues.

The Company will consider all alternatives available to generate additional cash to fund its operations, including, but not limited to sales of assets, issuance of equity or debt securities, and third party arrangements, subject to any limitations and procedures arising from the Bankruptcy Cases.

Sources and Uses of Cash

Cash flows for the nine months ended September 30, 2011 and 2010 were as follows:

Sources (Uses)	2011	2010
Operating Activities	$(8,323)	$(2,403)
Investing Activities	6,249	2,870
Financing Activities	—	(44)

Working capital, consisting of current assets less current liabilities, was $(1,703) as of September 30, 2011 and $2,052 as of December 31, 2010.

Operating Activities
2011
Net cash used in operating activities for the nine months ended September 30, 2011 of $8,323 primarily reflects the Company’s operating losses partially offset by cash collections of the Company’s trade receivables and the decrease of payments of liabilities arising prior to the commencement of the Bankruptcy Cases.

2010
Net cash used in operating activities for the nine months ended September 30, 2010 of $2,403 primarily reflects a decrease in the Company’s business performance, offset by an increase in cash collections of the Company’s trade and income tax receivables, including a tax refund in an amount of $3,567 relating to extended net operating loss carrybacks.

Investing Activities
2011
Net cash provided by investing activities for the nine months ended September 30, 2011 of $6,249 primarily reflects proceeds from the sale of the Company’s investment securities for $6,216.

2010
Net cash provided by investing activities for the  nine months ended September 30, 2010 of $2,870 primarily reflects proceeds from the sale of the Company’s investment securities for $3,095, partially offset by purchases of property and equipment.

Financing Activities
2011
There was no net cash provided by, or used in, financing activities for the nine months ended September 30, 2011.

2010
Net cash used in financing activities for the nine months ended September 30, 2010 of $44 reflects the Company’s purchase of shares of its common stock classified as treasury stock on the consolidated financial statements, offset by capital contributions from the Company’s noncontrolling interests.

During the nine months ended September 30, 2011, the decrease in the Company's cash flow from operations resulted from the diminished popularity of its Properties, increased costs incurred in connection with the Yu-Gi-Oh! Litigation and the Bankruptcy Cases, as well as continued weakness in the current economic climate.  While the Company strives to further diversify its revenue streams, management remains cognizant of changing trends in the toy, game and entertainment business and the difficulty in predicting the length of time a property will be commercially successful.  As a result, the Company's revenues, operating results and cash flow from operations may fluctuate significantly from year to year and present operating results are not necessarily indicative of future performance.

Broadcast Agreements

On October 1, 2007, the Company and The CW entered into the CW Agreement, under which The CW granted to the Company the exclusive right to program The CW's Saturday morning children's programming block (“The CW4Kids”) that is broadcast in most markets between 7am and 12pm for an initial term of five years beginning with The CW's 2008-2009 broadcast season. Each broadcast season runs from September to September.

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

The Company’s contractual obligations and commitments are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  As of September 30, 2011, the Company’s remaining contractual obligations and commitments have not materially changed since December 31, 2010.

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

We completed an evaluation under the supervision and with participation of our management, including our principal executive officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and Chief Financial Officer have concluded that as of September 30, 2011, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

(b) There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

TCD International, Ltd. - On February 12, 2010, Home Focus Development, Ltd., a British Virgin Islands Corporation, (“Home Focus”) filed suit against 4Kids in the United States District Court for the Southern District of New York. Home Focus alleged that 4Kids owed Home Focus $1,075 under an Interest Purchase Agreement among 4Kids, Home Focus and TC Digital entered into on March 2, 2009 (the “Interest Purchase Agreement”), pursuant to which the Company acquired a 25% ownership interest in TCD International, Ltd. (“TDI”).

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

On July 14, 2010, 4Kids and TPC executed a tolling agreement tolling the statute of limitations until October 21, 2010 with respect to TPC’s claims. 4Kids and TPC also agreed in the tolling agreement that neither party would commence any litigation against the other party until after the expiration of the tolling period in order to allow for the parties to complete their respective audits and to discuss the results thereof.  During mid-June 2010, 4Kids commenced its audit of TPC which was completed in December 2010.  On October 12, 2010, 4Kids and TPC executed an amendment to the tolling agreement extending the tolling of the statute of limitations until January 15, 2011.  On January 26, 2011, 4Kids and TPC executed a second amendment to the tolling agreement extending the tolling of the statute of limitations until March 15, 2011. On March 25, 2011, 4Kids and TPC executed a third amendment to the tolling agreement extending the tolling of the statute of limitations until April 15, 2011.  The parties have not sought to further extend the tolling agreement in light of the filing of the Bankruptcy Cases on April 6, 2011, which had the effect of automatically staying such claims.

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

The trial in the Yu-Gi-Oh! Litigation initially to determine whether the purported termination of the Yu-Gi-Oh! Agreement was effective and whether any amounts owed by 4Kids to the Licensors exceed the credits claimed by 4Kids for amounts paid or advanced to Licensors commenced in the Bankruptcy Court on August 29, 2011 and concluded on September 23, 2011.  The parties filed their post-trial briefs on October 12, 2011 and are currently waiting for the Bankruptcy Court’s decision.

4Kids believes that the Licensors’ purported termination of the Yu-Gi-Oh! Agreement is invalid and ineffective and that such position will be vindicated at trial.  If the Bankruptcy Court's decision on the initial phase of the trial is in favor of 4Kids, there will be a second phase of the trial to determine the damages incurred by 4Kids as a result of Licensors’ wrongful termination of the Yu-Gi-Oh! Agreement. However, if the Bankruptcy Court finds that such purported termination by the Licensors was valid and was not a wrongful termination, such finding would have a material adverse effect on the Company’s financial condition and results of operations and would likely significantly impede 4Kids ability to continue its operations.

Wildcat Intellectual Property Holdings, LLC v. 4Kids Entertainment, Inc. et al.  On July 5, 2011, Wildcat Intellectual Property Holdings, LLC filed suit against 4Kids, Chaotic USA Entertainment Group, Inc., Electronic Arts Inc., Konami Digital Entertainment, Inc., Nintendo of America Inc., Panini America, Inc., Pokémon USA, Inc., Sony Computer Entertainment America LLC, Sony Online Entertainment LLC, The Topps Company, Inc., Wizards of the Coast LLC and Zynga Inc. (collectively the "Wildcat Defendants) in the United States District Court for the Eastern District of Texas. The suit alleges that the Wildcat Defendants infringed upon United States Patent Number 6,200,216 entitled "Electronic Trading Card". Since the Wildcat suit with respect to 4Kids pertains to alleged actions by 4Kids occurring prior to the commencement of the Bankruptcy Cases, the Wildcat suit is "stayed" by the 4Kids bankruptcy.

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

We may be forced to liquidate under chapter 7 of the Bankruptcy Code (“Chapter 7”).

The Company has limited financial resources and is incurring significant costs in connection with the Bankruptcy Cases.  If no sale of assets, transaction for additional financing or other restructuring alternative can be concluded in a timely manner or if no Chapter 11 plan can be confirmed, or if the bankruptcy court otherwise finds that it would be in the best interest of our creditors, our Chapter 11 cases may be converted to cases under Chapter 7.  In such event, a trustee would be elected or appointed to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. A liquidation under Chapter 7 could result in smaller or no recoveries for various classes of claimants and creditors than might otherwise be possible in a sale or reorganization because of the (a) likelihood that our assets would have to be sold or otherwise disposed of in a less orderly fashion, (b) additional administrative expenses attendant to the appointment of a trustee and the trustee’s employment of attorneys and other professionals, and (c) additional expenses and claims, some of which would be entitled to priority under the Bankruptcy Code, which would be generated during the liquidation, and from the rejection of leases and other executory contracts in connection with a cessation of our operations. There can be no assurance that certain classes of claimants or creditors will receive any distribution even if a sale or reorganization is consummated.

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

Date: November 11, 2011

By:    /s/ Samuel R. Newborn
Samuel R. Newborn,
Executive Vice President
and General Counsel
(principal executive officer
                and Director)

By:         /s/ Bruce R. Foster
         Bruce R. Foster,
Executive Vice President
and Chief Financial Officer
(principal financial
and chief accounting officer )