Form 10-K
period 2011-12-31
4 KIDS ENTERTAINMENT INC
filed 2012-03-23
CIK 58592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes __ No   X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer,” “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ___                                                      Accelerated filer___                                           Non-accelerated filer ___             Smaller reporting company   X
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes___ No X

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the $0.16 closing price of the Common Stock on June 30, 2011 as reported on the OTC Bulletin Board, was approximately $1,159,149. The calculation of the aggregate market value of voting stock excludes shares of Common Stock held by current executive officers, directors, and stockholders that the registrant has concluded are affiliates of the registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes __  No __

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Common Stock, $.01 Par Value                                                                                                           13,653,824
                                         (Title of Class)                                                                                                           (No. of Shares Outstanding at March 22, 2012)
Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2012 are incorporated by reference into Part III of this Annual Report  on Form 10-K.

FORM 10-K REPORT INDEX

PART I

Throughout this Annual Report on Form 10-K, we “incorporate by reference” certain information in parts of other documents filed with the Securities and Exchange Commission (the “SEC”).  The SEC allows us to disclose important information by referring to it in that manner.  Please refer to such information.

This Annual Report on Form 10-K, including the sections titled "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements that relate to future events or our future financial performance. We may also make written and oral forward-looking statements in our Securities and Exchange Commission ("SEC") filings and otherwise. We have tried, where possible, to identify such statements by using words such as "believe," "expect," "intend," "estimate," "anticipate," "will," "project," "plan" and similar expressions in connection with any discussion of future operating or financial performance. Any forward-looking statements are and will be based upon our then-current expectations, estimates and assumptions regarding future events and are applicable only as of the dates of such statements. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements. Such risks and uncertainties include those described in "Item 1A. Risk Factors" below as well as other factors. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.   Throughout this Annual Report on Form 10-K, all dollar amounts are reported in thousands unless otherwise specified.

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

4Kids’ consolidated financial statements have been prepared assuming that we will be able to continue to operate as a going concern.  4Kids historical recurring losses and negative cash flows from operations together with its Bankruptcy filing has caused 4Kids’ independent registered public accounting firm to include an explanatory paragraph in their report, expressing substantial doubt about 4Kids’ ability to continue as a going concern.

Chapter 11 Bankruptcy Proceedings – On April 6, 2011 (the “Petition Date”), the Company and all of its domestic wholly-owned subsidiaries (the “Debtors”) filed voluntary petitions for relief (the “Bankruptcy Cases”) under Title 11 of Chapter 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), which Bankruptcy Cases are jointly administered under Case No. 11-11607.  The Company will continue to operate itself and its subsidiaries as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  In general, as debtors-in-possession, we are authorized under Chapter 11 of the Bankruptcy Code to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.  4Kids Entertainment International, Ltd., the Company’s subsidiary based in London, England, and TC Digital Games LLC and TC Websites LLC, two domestic subsidiaries in each of which the Company holds a majority ownership, were not included in the filing and will continue to operate outside the Bankruptcy Cases.

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

After the filing of the Bankruptcy Cases, the United States Trustee for the Southern District of New York appointed an official committee of unsecured creditors (the “Creditors’ Committee”).  The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Debtors.  There can be no assurance that the Creditors’ Committee will support the Debtors’ positions on matters to be presented to the Bankruptcy Court in the future or on any bankruptcy plan, once proposed.  Disagreements between the Debtors and the Creditors’ Committee could protract the Bankruptcy Cases, negatively impact the Debtors’ ability to operate and delay the Debtors’ emergence from Chapter 11. Under Section 365 and other relevant sections of the Bankruptcy Code, we may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property and equipment, subject to the approval of the Bankruptcy Court and certain other conditions.  Any description of an executory contract or unexpired lease in this report, including, where applicable, our express termination rights or a quantification of our obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights we have under Section 365 of the Bankruptcy Code.

On February 29, 2012, 4Kids and the Licensors (hereinafter defined) entered into a Settlement Agreement, dated as of February 27, 2012 (the “Settlement Agreement”), settling all claims brought by Licensors against 4Kids and all counterclaims brought by 4Kids against the Licensors in the Yu-Gi-Oh! Litigation. The Settlement Agreement provides, among other things, for the Licensors to make a payment to 4Kids in the amount of $8,000 upon the order of the Bankruptcy Court approving the Settlement Agreement becoming a final order.  On March 9, 2012, the Bankruptcy Court issued an order approving the Settlement Agreement.  Under the Settlement Agreement, the Licensors acknowledged that the Yu-Gi-Oh! Agreement remained valid, binding and legally enforceable with 4Kids continuing to serve as the exclusive licensing agent for the merchandise licensing, television broadcast and home video rights to the Yu-Gi-Oh! Property throughout the world outside of Asia.  The Settlement Agreement further provided for each of 4Kids and the Licensors to release each other from all claims they may have against each other, other than certain indemnification claims and claims that may arise under the Settlement Agreement.  The Settlement Agreement also provided that the agreement does not constitute an admission by any party of any violation of any agreement or law.

While the consummation of the Settlement Agreement represents a significant step in the process of resolving the Bankruptcy Cases, the timing of any resolution of the Bankruptcy Cases will depend on the timing and outcome of numerous other ongoing matters therein, and it is not possible at this time to accurately predict when such other matters will be resolved.  We have incurred and will continue to incur significant costs associated with the Bankruptcy Cases.  The amount of these costs, which began in April 2011 and are being expensed as incurred, are expected to significantly affect our results of operations, financial position and liquidity.  The Bankruptcy Cases have also presented challenges to our ability to generate additional revenues in all of our business segments especially as it relates to the sales of commercial advertising.

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

The Licensing segment accounted for approximately 73%, 83% and 70% of consolidated net revenues for the years ended December 31, 2011, 2010 and 2009, respectively.

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

The Advertising Media and Broadcast segment accounted for 13%, 6% and 8% of consolidated net revenues for the years ended December 31, 2011, 2010 and 2009, respectively.

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

The Television and Film Production/Distribution segment accounted for 14%, 11% and 22% of consolidated net revenues for the years ended December 31, 2011, 2010 and 2009, respectively.

Discontinued Operation - Trading Card and Game Distribution - Through its wholly-owned subsidiary, 4Kids Digital Games, Inc. (“4Kids Digital”), the Company owns 55% of TC Digital Games LLC, a Delaware limited liability company (“TC Digital”) which produced, marketed and distributed the “Chaotic” trading card game. Through its wholly-owned subsidiary, 4Kids Websites, Inc. (“4Kids Websites”), the Company owns 55% of TC Websites LLC, a Delaware limited liability company (“TC Websites”) which owns and operated www.chaoticgame.com, the companion website for the “Chaotic” trading card game.  TC Digital and TC Websites are the exclusive licensees of certain patents covering the uploading of coded trading cards to a website where online game play and community activities occur.  Effective September 30, 2010, the Company terminated the operations of TC Digital and TC Websites due to their continued lack of profitability.  The termination of the business of TC Digital and TC Websites will enable the Company to further reduce costs and focus on its core businesses.  As a consequence of the termination of their operations, TC Digital and TC Websites ceased supporting the Chaotic trading card game and website, effective October 1, 2010.  The results of operations of TC Digital and TC Websites are reported in the Company’s consolidated financial statements as discontinued operations (see Note 13), subject to a noncontrolling interest.  All prior financial statements have been reclassified to conform to the presentation of this discontinued operation.

Certain of the Company’s former executive officers have interests in Chaotic USA Digital Games LLC (“CUSA LLC”), Chaotic USA Entertainment Group, Inc. (“CUSA”) and certain other entities with which TC Digital and TC Websites have engaged in transactions since their formation. Information regarding these relationships can be found in Note 19.

Liquidity - In recent years, the Company has incurred substantial net losses and has used substantial amounts of cash in its operating activities.  Sales by the Company of certain securities held in its investment portfolio as well as certain other assets have significantly contributed to the funding of these operating losses.  While the timing of these sales was not primarily motivated by then current cash needs, without these sales the Company would not have had sufficient cash to fund its operations.  During the first quarter of 2011, the Company determined that it was necessary to generate additional cash to fund its operations and sold its remaining investment securities with a par value of $18,450 and an adjusted cost basis of $7,126 for $6,216.  Accordingly, the Company recorded a loss on the sale of investment securities of $910 for the year ended December 31, 2011.

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

On December 29, 2011, the Bankruptcy Court issued its decision ruling in favor of 4Kids in the first phase of the Yu-Gi-Oh! Litigation. In its 154 page decision, the Bankruptcy Court ruled that the Yu-Gi-Oh! Agreement was not effectively terminated by the Licensors prior to the 4Kids’ bankruptcy filing on April 6, 2011. Rather, the Bankruptcy Court ruled that the Yu-Gi-Oh! Agreement remained in full force and effect and is property of the 4Kids’ bankrupt estate. In addition, the Court’s opinion carefully considered each of the Licensors’ nine audit findings totaling over $4,700 and concluded that audit findings totaling approximately 99% of the amount claimed by the Licensors were "meritless". The remaining two audit claims totaling $48, which 4Kids does not dispute, were offset by the roughly $800 credit balance in favor of 4Kids as of March 24, 2011, the date that the Licensors sent 4Kids the purported notice of termination, and the $1,000 good-faith payment made by 4Kids on March 17, 2011 which was subsequently returned to 4Kids on January 24, 2012.

On February 29, 2012, 4Kids and the Licensors entered into a Settlement Agreement, dated as of February 27, 2012 (the “Settlement Agreement”), settling all claims brought by Licensors against 4Kids and all counterclaims brought by 4Kids against the Licensors in the Yu-Gi-Oh! Litigation. The Settlement Agreement provides, among other things, for the Licensors to make a payment to 4Kids in the amount of $8,000 upon the order of the Bankruptcy Court approving the Settlement Agreement becoming a final order.  On March 9, 2012, the Bankruptcy Court issued an order approving the Settlement Agreement.  Under the Settlement Agreement, the Licensors acknowledged that the Yu-Gi-Oh! Agreement remained valid, binding and legally enforceable with 4Kids continuing to serve as the exclusive licensing agent for the merchandise licensing, television broadcast and home video rights to the Yu-Gi-Oh! Property throughout the world outside of Asia.  The Settlement Agreement further provided for each of 4Kids and the Licensors to release each other from all claims they may have against each other, other than certain indemnification claims and claims that may arise under the Settlement Agreement.

The Settlement Agreement also provided that the agreement does not constitute an admission by any party of any violation of any agreement or law.

In 2011, the Company incurred significant costs in connection with the Bankruptcy Cases.  The Company expects these costs to continue throughout the Bankruptcy proceedings.  The Company’s overall cash position as of December 31, 2011, together with the realized and anticipated effects of the significant cost cutting initiatives implemented by the Company during 2009, 2010 and throughout 2011 provides only limited liquidity to fund the Company’s day-to-day operations. The financial challenges facing the Company as a result of its recent history of losses and the limited liquidity available to it to fund day-to-day operations raise substantial doubt about the Company’s ability to continue as a going concern.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon the success of our reorganizational efforts and a number of other factors, including our ability to generate additional revenues. The Company’s financial statements have been prepared assuming that the Company will continue as a going concern and do not contain any adjustments that may result from the outcome of this uncertainty.

Financial Information About Industry Segments - Financial information regarding the Company’s industry segments and non-U.S. sales and assets can be found in Note 21 of the notes to the Company’s consolidated financial statements.

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

One Property, “Yu-Gi-Oh!” represented 57%, 36% and 26% of consolidated net revenues for fiscal 2011, 2010 and 2009, respectively.  One licensee, Konami Corporation, represented 45%, 39% and 18% of consolidated net revenues for fiscal 2011, 2010 and 2009, respectively.  For more information on the Company’s Revenues/Major Customers, please see Note 8 of the notes to the Company’s consolidated financial statements.

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

Employees - As of March 22, 2012, the Company had a total of 71 full-time employees in its domestic and international operations.  Of the total, 37 employees were primarily rendering services for the Licensing segment, 13 were primarily rendering services for the Advertising Media and Broadcasting segment and 21 were primarily rendering services for the Television and Film Production/Distribution segment. The Company also hires additional employees on a program-by-program basis whose compensation is typically allocated to the capitalized cost of the related programming.

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

Executive Officers of the Company

Name	Age	Employed By Registrant Since	Recent Position(s) Held As Of March 22, 2012

Bruce R. Foster	52	2002	Executive Vice President and Chief Financial Officer
Samuel R. Newborn	57	2000	Executive Vice President and General Counsel
Brian Lacey	61	2003	Executive Vice President, International
Daniel Barnathan	57	2002	President of 4Kids Ad Sales, Inc.

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

The Company has incurred and will continue to incur significant costs in connection with the Bankruptcy Cases.

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

We have historically derived a substantial portion of our licensing revenues from a small number of Properties which usually generate revenues only for a limited period of time.  For the year ended December 31, 2011, we derived approximately 70%, or $6,245 of our licensing revenues from two Properties.  Our licensing revenues are also subject to the changing trends in the toy, game and entertainment industries.  Consequently, our licensing revenues may be subject to dramatic increases and decreases from particular sources over time. In addition, we do not control the timing of the release of products by licensees which can affect both the amount of licensing revenues earned and the periods during which such revenues are recognized.  A significant decrease in our licensing revenues could have a material adverse impact on our financial condition and results of operations.

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

We may be subject to audits by certain of our Property partners.  There can be no assurance that the parties will conclude their discussions regarding the audit issues satisfactorily. Any such failure to successfully resolve any audit issues may result in litigation which may have a material adverse effect on our financial position or the results of our operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table sets forth, with respect to properties leased (none are owned) by the Company on December 31, 2011, the location of the property, the date on which the lease expires and the use which the Company makes of such facilities:

Address	Expiration of Lease	Use	Approximate Square Feet

53 West 23rd Street, 11th Floor New York, New York	June 30, 2017	Executive, Administrative and Production Facilities	25,000

1st Floor Mutual House 70 Conduit Street London, England	July 30, 2014	International Sales Office	2,400

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

During the last few months, the parties have not proceeded with the litigation in light of the filing of the Bankruptcy Cases on April 6, 2011, which had the effect of automatically staying such litigation. The parties have had substantive discussions and have exchanged draft agreements regarding the possible resolution of the claims and counterclaims. There can be no assurance that the parties will conclude their settlement discussions satisfactorily.

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

On May 13, 2011, the Debtors made a motion in the Bankruptcy Court for an order enforcing the automatic stay with respect to 4Kids’ rights under the Yu-Gi-Oh! Agreement, requesting that the Bankruptcy Court confirm that the automatic stay applied to the purported termination of such agreement by the Licensors on March 24, 2011.  On May 18, 2011, the United States District Court judge approved the stipulated order referring the litigation to the United States Bankruptcy Court for the Southern District of New York.  On June 2, 2011, the Bankruptcy Court entered a stipulated Order confirming that the automatic stay applied to the purported termination of the Yu-Gi-Oh! Agreement and reaffirmed that 4Kids may exercise its rights under the Yu-Gi-Oh! Agreement pending the outcome of the litigation between 4Kids and the Licensors.

On June 10, 2011, 4Kids filed its answer and counterclaims against the Licensors.  4Kids disputed substantially all of the audit claims asserted by Licensors in their complaint and asserted counterclaims against the Licensors arising from the termination of the Yu-Gi-Oh! Agreement.  The 4Kids counterclaims seek damages from the Licensors’ wrongful termination of the Yu-Gi-Oh! Agreement.

The trial in the Yu-Gi-Oh! Litigation, initially to determine whether the purported termination of the Yu-Gi-Oh! Agreement was effective and whether any amounts owed by 4Kids to the Licensors exceed the credits claimed by 4Kids for amounts paid or advanced to Licensors, commenced in the Bankruptcy Court on August 29, 2011 and concluded on September 23, 2011.

On December 29, 2011, the Bankruptcy Court issued its decision ruling in favor of 4Kids in the first phase of the Yu-Gi-Oh! Litigation. In its 154 page decision, the Bankruptcy Court ruled that the Yu-Gi-Oh! Agreement was not effectively terminated by the Licensors prior to the 4Kids’ bankruptcy filing on April 6, 2011. Rather, the Bankruptcy Court ruled that the Yu-Gi-Oh! Agreement remained in full force and effect and is property of the 4Kids’ bankrupt estate. In addition, the Court’s opinion carefully considered each of the Licensors’ nine audit findings totaling over $4,700 and concluded that audit findings totaling approximately 99% of the amount claimed by the Licensors were "meritless". The remaining two audit claims totaling $48, which 4Kids does not dispute, were offset by the roughly $800 credit balance in favor of 4Kids as of March 24, 2011, the date that the Licensors sent 4Kids the purported notice of termination, and the $1,000 good-faith payment made by 4Kids on March 17, 2011 which was subsequently returned to 4Kids on January 24, 2012.

On February 29, 2012, 4Kids and the Licensors entered into a Settlement Agreement, dated as of February 27, 2012 (the “Settlement Agreement”), settling all claims brought by Licensors against 4Kids and all counterclaims brought by 4Kids against the Licensors in the Yu-Gi-Oh! Litigation. The Settlement Agreement provides, among other things, for the Licensors to make a payment to 4Kids in the amount of $8,000 upon the order of the Bankruptcy Court approving the Settlement Agreement becoming a final order.  On March 9, 2012, the Bankruptcy Court issued an order approving the Settlement Agreement.  Under the Settlement Agreement, the Licensors acknowledged that the Yu-Gi-Oh! Agreement remained valid, binding and legally enforceable with 4Kids continuing to serve as the exclusive licensing agent for the merchandise licensing, television broadcast and home video rights to the Yu-Gi-Oh! Property throughout the world outside of Asia.  The Settlement Agreement further provided for each of 4Kids and the Licensors to release each other from all claims they may have against each other, other than certain indemnification claims and claims that may arise under the Settlement Agreement.  The Settlement Agreement also provided that the agreement does not constitute an admission by any party of any violation of any agreement or law.

Wildcat Intellectual Property Holdings, LLC v. 4Kids Entertainment, Inc. et al.  On July 5, 2011, Wildcat Intellectual Property Holdings, LLC filed suit against 4Kids, Chaotic USA Entertainment Group, Inc., Electronic Arts Inc., Konami Digital Entertainment, Inc., Nintendo of America Inc., Panini America, Inc., Pokémon USA, Inc., Sony Computer Entertainment America LLC, Sony Online Entertainment LLC, The Topps Company, Inc., Wizards of the Coast LLC and Zynga Inc. (collectively the "Wildcat Defendants) in the United States District Court for the Eastern District of Texas seeking damages and other various fees. The suit alleges that the Wildcat Defendants infringed upon United States Patent Number 6,200,216 entitled "Electronic Trading Card". Since the Wildcat suit with respect to 4Kids pertains to alleged actions by 4Kids occurring prior to the commencement of the Bankruptcy Cases, the Wildcat suit is "stayed" by the 4Kids bankruptcy.

Lehman Brothers, Inc. Claim - The Company believes that Lehman Brothers, Inc., the securities broker-dealer that purchased the auction rate securities on behalf of the Company violated its legal obligations to the Company.  As a result, the Company took various measures to obtain appropriate legal relief, including initiating an arbitration on April 3, 2008 against Lehman Brothers, Inc. and the brokers who had serviced the Company’s Lehman account with the Financial Industry Regulatory Authority.  On September 15, 2008, Lehman Brothers Holdings, Inc., the parent company of Lehman Brothers, Inc., filed for bankruptcy.  The Company’s arbitration proceeding was stayed by the Lehman bankruptcy.  On September 16, 2008, Barclays PLC announced that it had reached an agreement to purchase the assets of Lehman Brothers Holdings, Inc.’s North American operations, including substantial assets of Lehman Brothers, Inc.  The Lehman-Barclays transaction was approved by the United States Bankruptcy Court for the Southern District of New York on September 20, 2008.  On September 19, 2008, the Securities Investor Protection Corporation (“SIPC”) filed a proceeding, placing Lehman Brothers, Inc. in liquidation under the Securities Investor Protection Act (“SIPA”).  SIPC, pursuant to its authority under SIPA, has acted to facilitate the transfer of Lehman Brothers, Inc.’s customer accounts (including the Company’s accounts) to Barclays, PLC.  In late September, 2009, the Company filed a proof of claim against Lehman Brothers, Inc. in the United States Bankruptcy Court for the Southern District of New York. The principal amount of the claim was approximately $31,500 plus interest. In addition, the proof of claim requested treble damages. The proof of claim is a general unsecured claim. The Company’s claim against Lehman Brothers, Inc. is still pending and there has been no determination made as to the validity or allowed amount of the claim.  On October 18, 2011, the Company entered into a settlement agreement and general release with the brokers who had serviced the Company’s account with Lehman Brothers, Inc. for approximately $489.

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

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information - Our Common Stock has been quoted on the OTC Bulletin Board Market since June 1, 2010 under the trading symbol “KIDEQ.PK”.  Prior to June 1, 2010, our common stock was listed for trading on the New York Stock Exchange under the symbol “KDE”.  The following table indicates high and low sales quotations for the periods indicated based upon information reported by the New York Stock Exchange and the OTC Bulletin Board. The prices quoted on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commissions. The OTC Bulletin Board prices listed below may not represent actual transaction prices.

2011	Low	High
First Quarter	$0.18	$0.72
Second Quarter	0.06	0.28
Third Quarter	0.10	0.25
Fourth Quarter	0.06	0.24

2010	Low	High
First Quarter	$1.01	$1.70
Second Quarter	0.55	1.25
Third Quarter	0.53	0.80
Fourth Quarter	0.32	0.64

(b) Holders - The approximate number of holders of record of the Company’s Common Stock on March 22, 2012 was 286.

(c) Dividends - There were no dividends or other distributions made by the Company during 2011 or 2010. Future dividend policies will be determined by the Board of Directors based on the Company’s earnings, financial condition, capital requirements and other existing conditions. It is anticipated that cash dividends will not be paid to the holders of the Company’s Common Stock in the foreseeable future.

(d) Equity Compensation Plan Information - Information regarding the Company’s equity compensation plans is incorporated by reference to Item 12 in Part III of this Form 10-K.

(e) Performance Graph - The following graph compares the cumulative total shareholders return of our common stock with the cumulative return of the Standard & Poor’s Small Cap 600 Index (“S&P 600”), the Russell 2000 Index (“Russell 2000”) and a group of companies, consisting of The Walt Disney Company, Time Warner, Inc., World Wrestling Entertainment, Inc., and Mattel, Inc. (“Peer Group”) for the period beginning December 31, 2006 and ending December 31, 2011.  The graph assumes that $100 was invested on December 31, 2006, and that any dividends were reinvested.  Marvel Entertainment, Inc. was removed from the peer group as it was purchased by The Walt Disney Company in 2009. The Company intends to continue to evaluate and identify potential companies which may be appropriate for its Peer Group.

	December 31,
	2006	2007	2008	2009	2010	2011
4Kids	$100.00	$72.17	$10.76	$8.73	$2.25	$0.77
S&P 600	$100.00	$98.78	$67.18	$83.15	$103.93	$103.76
Russell 2000	$100.00	$98.43	$65.18	$46.69	$58.50	$55.31
Peer Group	$100.00	$86.93	$62.97	$101.78	$115.09	$116.54

(f)	Purchases of Equity Securities by the Issuer -
None

Item 6. Selected Financial Data.
 (In thousands of dollars, except share and per share data)

Our selected financial data presented below has been derived from our audited consolidated financial statements in Item 8. Financial Statements and Supplementary Data and should be read in conjunction with the notes to the Company’s consolidated financial statements and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	2011	2010	2009	2008	2007
Net revenues:
Service revenue	$11,464	$14,478	$24,394	$41,925	$48,428
Other revenue	882	—	9,786	—	—
Total net revenues	12,346	14,478	34,180	41,925	48,428

Costs and expenses:
Selling, general and administrative	25,989	28,011	33,175	36,966	34,974
Amortization of television and film costs	2,762	6,827	21,511	7,707	8,179
Amortization of 4Kids TV broadcast fee	—	—	—	16,022	21,472
Impairment of investment in international
trading card subsidiary	—	—	2,430	—	—
Total costs and expenses	28,751	34,838	57,116	60,695	64,625

Loss from operations	(16,405)	(20,360)	(22,936)	(18,770)	(16,197)
Other income (expense):
Interest income	64	403	1,076	2,722	5,281
Impairment of investment securities	—	(3,578)	(6,175)	(7,834)	—
Loss on sale of investment securities	(910)	(1,616)	(7,647)	—	—
Total other (expense) income	(846)	(4,791)	(12,746)	(5,112)	5,281

Loss from continuing operations before reorganization and litigation items	(17,251)	(25,151)	(35,682)	(23,882)	(10,916)
Reorganization items	(1,628)	—	—	—	—
Gain on litigation	1,846	—	—	—	—
Loss from continuing operations before income taxes	(17,033)	(25,151)	(35,682)	(23,882)	(10,916)

Benefit from (provision for) income taxes	—	—	3,805	(300)	(2,436)
Loss from continuing operations	(17,033)	(25,151)	(31,877)	(24,182)	(13,352)
Loss from discontinued operations	(51)	(6,489)	(20,579)	(12,637)	(9,974)
Net loss	(17,084)	(31,640)	(52,456)	(36,819)	(23,326)

Loss attributable to noncontrolling interests, discontinued operations	1,884	4,479	10,380	—	—

Net loss attributable to 4Kids Entertainment, Inc.	$(15,200)	$(27,161)	$(42,076)	$(36,819)	$(23,326)

Per share amounts:
Basic and diluted loss per share attributable to
4Kids Entertainment, Inc. common shareholders
Continuing operations	$(1.25)	$(1.87)	$(2.40)	$(1.81)	$(1.01)
Discontinued operations	0.13	(0.15)	(0.76)	(0.98)	(0.76)
Basic and diluted loss per share attributable to
4Kids Entertainment, Inc. common shareholders	$(1.12)	$(2.02)	$(3.16)	$(2.79)	$(1.77)

Weighted average common shares
outstanding – basic and diluted	13,605,148	13,460,214	13,303,192	13,181,549	13,209,495
Net loss attributable to 4Kids Entertainment, Inc.:
Loss from continuing operations	$(17,033)	$(25,151)	$(31,877)	$(24,182)	$(13,352)

Loss from discontinued operations	(51)	(6,489)	(20,579)	(12,637)	(9,974)
Loss attributable to noncontrolling interests	1,884	4,479	10,380	—	—
Net loss from discontinued operations	1,833	(2,010)	(10,199)	(12,637)	(9,974)
Net loss attributable to 4Kids Entertainment, Inc.	$(15,200)	$(27,161)	$(42,076)	$(36,819)	$(23,326)

	Years Ended December 31,
	2011	2010	2009	2008	2007
Other Operating Data:
Cash flow (used in) provided by:
Operating activities	$(8,843)	$(6,139)	$(13,580)	$(33,334)	$(15,850)
Investing activities	6,248	6,812	3,429	24,432	22,605
Financing activities	—	(44)	74	(2,641)	2

	As of December 31,
	2011	2010	2009	2008	2007

Total assets	$15,944	$29,070	$56,653	$100,574	$151,079
Working capital	(4,883)	2,052	4,859	17,579	65,135
Shareholders’ (deficit) equity	(6,057)	10,258	35,117	74,991	128,088

The Company did not declare or pay any cash dividends during the five-year period ended December 31, 2011.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of our financial position and results of operations for each of the three years in the period ended December 31, 2011.  This commentary should be read in conjunction with our consolidated financial statements and the notes to the Company’s consolidated financial statements, which begin on page F-1 under “Item 8. Financial Statements and Supplementary Data”.

Overview

The Company’s operating results for the year ended December 31, 2011 were negatively impacted by decreasing licensing revenues on the “Pokémon”, “Cabbage Patch Kids”, “Viva Piñata”, “Chaotic” and “Winx” Properties, domestically.  These declines are generally the result of the declining popularity of the Company’s existing Properties combined with the failure of new Properties to achieve satisfactory popularity levels. In addition, the Company’s results have been negatively impacted by the significant costs associated with the Bankruptcy Cases and Yu-Gi-Oh! Litigation.  The Company expects to continue to incur bankruptcy costs throughout the Bankruptcy proceedings.  Additionally, during the year ended December 31, 2011, the Company recorded a loss on the sale of its remaining investment securities of $910.  During 2009, 2010 and throughout 2011, the Company implemented significant cost-cutting initiatives, primarily pertaining to personnel related costs and advertising and marketing expenses, in an effort to offset its poor operating results; however, these initiatives failed to fully offset lower revenues and these other charges.

Chapter 11 Bankruptcy Proceedings – On April 6, 2011 (the “Petition Date”), the Company and all of its domestic wholly-owned subsidiaries (the “Debtors”) filed voluntary petitions for relief (the “Bankruptcy Cases”) under Title 11 of Chapter 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), which Bankruptcy Cases are jointly administered under Case No. 11-11607.  The Company will continue to operate itself and its subsidiaries as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  In general, as debtors-in-possession, we are authorized under Chapter 11 of the Bankruptcy Code to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.  4Kids Entertainment International, Ltd., the Company’s subsidiary based in London, England, and TC Digital Games LLC and TC Websites LLC, two domestic subsidiaries in each of which the Company holds a majority ownership, were not included in the filing and will continue to operate outside the Bankruptcy Cases.

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

After the filing of the Bankruptcy Cases, the United States Trustee for the Southern District of New York appointed an official committee of unsecured creditors (the “Creditors’ Committee”).  The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Debtors.  There can be no assurance that the Creditors’ Committee will support the Debtors’ positions on matters to be presented to the Bankruptcy Court in the future or on any bankruptcy plan, once proposed.  Disagreements between the Debtors and the Creditors’ Committee could protract the Bankruptcy Cases, negatively impact the Debtors’ ability to operate and delay the Debtors’ emergence from Chapter 11. Under Section 365 and other relevant sections of the Bankruptcy Code, we may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property and equipment, subject to the approval of the Bankruptcy Court and certain other conditions.  Any description of an executory contract or unexpired lease in this report, including, where applicable, our express termination rights or a quantification of our obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights we have under Section 365 of the Bankruptcy Code.

On February 29, 2012, 4Kids and the Licensors entered into a Settlement Agreement, dated as of February 27, 2012, settling all claims brought by Licensors against 4Kids and all counterclaims brought by 4Kids against the Licensors in the Yu-Gi-Oh! Litigation. The Settlement Agreement provides, among other things, for the Licensors to make a payment to 4Kids in the amount of $8,000 upon the order of the Bankruptcy Court approving the Settlement Agreement becoming a final order.  On March 9, 2012, the Bankruptcy Court issued an order approving the Settlement Agreement.  Under the Settlement Agreement, the Licensors acknowledged that the Yu-Gi-Oh! Agreement remained valid, binding and legally enforceable with 4Kids continuing to serve as the exclusive licensing agent for the merchandise licensing, television broadcast and home video rights to the Yu-Gi-Oh! Property throughout the world outside of Asia.  The Settlement Agreement further provided for each of 4Kids and the Licensors to release each other from all claims they may have against each other, other than certain indemnification claims and claims that may arise under the Settlement Agreement.  The Settlement Agreement also provided that the agreement does not constitute an admission by any party of any violation of any agreement or law.

While the consummation of the Settlement Agreement represents a significant step in the process of resolving the Bankruptcy Cases, the timing of any resolution of the Bankruptcy Cases will depend on the timing and outcome of numerous other ongoing matters therein, and it is not possible at this time to accurately predict when such other matters will be resolved.  We have incurred and will continue to incur significant costs associated with the Bankruptcy Cases.  The amount of these costs, which began in April 2011 and are being expensed as incurred, are expected to significantly affect our results of operations and financial position.  The Bankruptcy Cases have also presented challenges to our ability to generate additional revenues in all of our business segments especially as it relates to the sales of commercial advertising.

The Company will consider all alternatives available to generate additional cash to fund its operations, including, but not limited to sales of assets, issuance of equity or debt securities, and third party arrangements subject to any limitations and procedures arising from the Bankruptcy Cases.

Our ability to achieve and maintain profitability and positive cash flow is dependent upon the success of our reorganizational efforts and a number of other factors, including our ability to generate additional revenues. The Company’s financial statements have been prepared assuming that the Company will continue as a going concern and do not contain any adjustments that may result from the outcome of this uncertainty.

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

Recently Adopted Accounting Standards – There are no recently adopted accounting standards that currently apply to the Company.

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

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenues for each of the three years ended December 31, 2011, 2010 and 2009.

	2011	2010	2009

Net revenues	100%	100%	100%

Costs and expenses:
Selling, general and administrative	211	194	97
Amortization of television and film costs	22	47	63
Impairment of investment in international
trading card subsidiary	—	—	7
Total costs and expenses	233	241	167

Loss from operations	(133)	(141)	(67)

Other income (expense):
Interest income	—	3	3
Impairment of investment securities	—	(25)	(18)
Loss on sale of investment securities	(7)	(11)	(22)
Total other expense	(7)	(33)	(37)

Loss from continuing operations before reorganization and litigation items	(140)	(174)	(104)

Reorganization items	(13)	—	—
Gain (loss) on litigation	15	—	—
Loss from continuing operations before income taxes	(138)	(174)	(104)
Benefit from income taxes	—	—	11

Loss from continuing operations	(138)	(174)	(93)
Loss from discontinued operations	—	(45)	(60)
Net loss	(138)	(219)	(153)

Net loss attributable to noncontrolling interests, discontinued operations	15	31	30

Net loss attributable to 4Kids Entertainment, Inc.	(123)%	(188)%	(123)%

Year Ended December 31, 2011 as compared to Year Ended December 31, 2010

Revenues

Revenues for the years ended December 31, 2011 and 2010, by reportable segment and for the Company as a whole, were as follows:

	2011	2010	$ Change	% Change

Licensing	$8,962	$12,046	$(3,084)	(26)%
Advertising Media and Broadcast	1,635	921	714	78
Television and Film Production/Distribution	1,749	1,511	238	16
Total	$12,346	$14,478	$(2,132)	(15)%

The decrease in consolidated net revenues for 2011, as compared to 2010, was due to a number of factors.  In the Licensing segment, decreased revenues were primarily attributable to:

(i)
reduced licensing revenues on the “Pokémon”, “Cabbage Patch Kids”, “Viva Piñata”, “Chaotic” and “Winx” Properties, domestically, of approximately $2,500, $650, $380, $340 and $250, respectively; partially offset by

(ii)	increased licensing revenues on the “American Kennel Club” Property, domestically, of approximately $685; and
(iii)
increased licensing revenues of approximately $660 from the realization of an additional $882 in proceeds arising from the Company’s agreement to terminate its right to serve as the merchandise licensing agent for the “Teenage Mutant Ninja Turtles” Property prior to the scheduled expiration of the representation agreement with the Mirage Group in 2012.

The “Yu-Gi-Oh!” and “American Kennel Club” Properties were the largest contributors of net revenues with approximately 58% and 11%, respectively, of the Company’s revenues in this business segment for 2011.

In the Advertising Media and Broadcast segment, the increase in revenues for the year ended December 31, 2011, as compared to the same period in 2010, was primarily attributable to increased sales of internet advertising on the Company’s websites as well as third party websites of approximately $710.

In the Television and Film Production/Distribution segment, the increase in revenues for 2011, as compared to 2010, was primarily attributable to:

(i)	decreased reserves relating to “Yu-Gi-Oh!” home video revenues of approximately $1,500; partially offset by
(ii)	decreased contract revenue from the “Yu-Gi-Oh!” television series of approximately $320; as well as
(iii)	decreased international broadcast sales from the “Dinosaur King” and “Chaotic” television series of approximately $220 and $130, respectively; as well as
(iv)	decreased broadcast sales on the “Pokémon” Property of approximately $240; as well as
(v)	decreased musical performance revenues from the “Winx” television series of approximately $145; and
(vi)	decreased theatrical revenue from the “Yu-Gi-Oh!” movie of approximately $120.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 7%, or $2,022 to $25,989 for the year ended December 31, 2011, when compared to the same period in 2010.  The decrease was primarily attributable to broad cost-cutting initiatives implemented throughout the Company and included:

(i)	decreased personnel related costs of approximately $4,085; as well as
(ii)	decreased marketing and promotional costs of approximately $1,415; as well as
(iii)	decreased bad debt expenses of approximately $970; and
(iv)	decreased office expenses of approximately $995; partially offset by
(v)	increased network selling expenses of approximately $3,205; and
(vi)	increased legal fees primarily relating to the “Yu-Gi-Oh!” Litigation of approximately $2,070.

Capitalized Film Costs

	2011	2010	$ Change	% Change
Amortization of Television and Film Costs	$2,762	$6,827	$(4,065)	(60)%

The decrease in amortization of television and film costs for 2011 when compared to 2010 was primarily due to the decreased amortization of the “Chaotic” television series, as well as the prior year write-off of certain older television series.

As of December 31, 2011, there was $2,465 of capitalized film production costs recorded in the Company’s consolidated balance sheet relating primarily to various stages of production on 159 episodes of animated programming. Based on management’s ultimate revenue estimates as of December 31, 2011, approximately 63% of the total completed and unamortized film and television costs are expected to be amortized during the next year, and over 90% of the total completed and unamortized film and television costs are expected to be amortized during the next three years.

Interest Income

Interest income decreased 84%, or $339, to $64 for the year ended December 31, 2011, as compared to the same period in 2010, primarily as a result of lower cash balances and the Company’s investments yielding lower interest rates than the prior period.

Loss on Sale of Investment Securities

During the first quarter of 2011, the Company determined that it was necessary to generate additional cash to fund its operations and sold its remaining investment securities with a par value of $18,450 and an adjusted cost basis of $7,126 for $6,216.  Accordingly, the Company recorded a loss on the sale of investment securities of $910 for the year ended December 31, 2011.

Reorganization Items

The Company incurred reorganization costs of $1,628 during the year ended December 31, 2011.  These costs included professional and consulting fees charged for services retained in connection with the Bankruptcy Proceedings, as well as fees paid to the Bankruptcy trustee.

Gain on Litigation Settlement

On December 29, 2011, the Bankruptcy Court issued its decision ruling in favor of 4Kids in the first phase of the Yu-Gi-Oh! Litigation. In its 154 page decision, the Bankruptcy Court ruled that the Yu-Gi-Oh! Agreement was not effectively terminated by the Licensors prior to the 4Kids’ bankruptcy filing on April 6, 2011. Rather, the Bankruptcy Court ruled that the Yu-Gi-Oh! Agreement remained in full force and effect and is property of the 4Kids’ bankrupt estate. In addition, the Court’s opinion carefully considered each of the Licensors’ nine audit findings totaling over $4,700 and concluded that audit findings totaling approximately 99% of the amount claimed by the Licensors were "meritless". The remaining two audit claims totaling $48, which 4Kids does not dispute, were offset by the roughly $800 credit balance in favor of 4Kids as of March 24, 2011, the date that the Licensors sent 4Kids the purported notice of termination, and the $1,000 good-faith payment made by 4Kids on March 17, 2011 which was subsequently returned to 4Kids on January 24, 2012.  Based on the ruling and the conclusions on certain findings previously recorded, 4Kids recorded a gain of approximately $1,357.

On February 29, 2012, 4Kids and the Licensors entered into a Settlement Agreement, dated as of February 27, 2012 (the “Settlement Agreement”), settling all claims brought by Licensors against 4Kids and all counterclaims brought by 4Kids against the Licensors in the Yu-Gi-Oh! Litigation. The Settlement Agreement provides, among other things, for the Licensors to make a payment to 4Kids in the amount of $8,000 upon the order of the Bankruptcy Court approving the Settlement Agreement becoming a final order.  On March 9, 2012, the Bankruptcy Court issued an order approving the Settlement Agreement.  Under the Settlement Agreement, the Licensors acknowledged that the Yu-Gi-Oh! Agreement remained valid, binding and legally enforceable with 4Kids continuing to serve as the exclusive licensing agent for the merchandise licensing, television broadcast and home video rights to the Yu-Gi-Oh! Property throughout the world outside of Asia.  The Settlement Agreement further provided for each of 4Kids and the Licensors to release each other from all claims they may have against each other, other than certain indemnification claims and claims that may arise under the Settlement Agreement.  The Settlement Agreement also provided that the agreement does not constitute an admission by any party of any violation of any agreement or law.

The Company believes that Lehman Brothers, Inc., the securities broker-dealer that purchased the auction rate securities on behalf of the Company violated its legal obligations to the Company.  As a result, the Company took various measures to obtain appropriate legal relief, including initiating an arbitration on April 3, 2008 against Lehman Brothers, Inc. and the brokers who had serviced the Company’s Lehman account with the Financial Industry Regulatory Authority.  On September 15, 2008, Lehman Brothers Holdings, Inc., the parent company of Lehman Brothers, Inc., filed for bankruptcy.  The Company’s arbitration proceeding was stayed by the Lehman bankruptcy.  On September 16, 2008, Barclays PLC announced that it had reached an agreement to purchase the assets of Lehman Brothers Holdings, Inc.’s North American operations, including substantial assets of Lehman Brothers, Inc.  The Lehman-Barclays transaction was approved by the United States Bankruptcy Court for the Southern District of New York on September 20, 2008.  On September 19, 2008, the Securities Investor Protection Corporation (“SIPC”) filed a proceeding, placing Lehman Brothers, Inc. in liquidation under the Securities Investor Protection Act (“SIPA”).  SIPC, pursuant to its authority under SIPA, has acted to facilitate the transfer of Lehman Brothers, Inc.’s customer accounts (including the Company’s accounts) to Barclays, PLC.  In late September, 2009, the Company filed a proof of claim against Lehman Brothers, Inc. in the United States Bankruptcy Court for the Southern District of New York. The principal amount of the claim was approximately $31,500 plus interest. In addition, the proof of claim requested treble damages. The proof of claim is a general unsecured claim. The Company’s claim against Lehman Brothers, Inc. is still pending and there has been no determination made as to the validity or allowed amount of the claim.  On October 18, 2011, the Company entered into a settlement agreement and general release with the brokers who had serviced the Company’s account with Lehman Brothers, Inc. for approximately $489.

Loss From Continuing Operations Before Income Taxes

	2011	2010	$ Change	% Change

Licensing	$(3,152)	$(7,822)	$4,670	60%
Advertising, Media and Broadcast	(9,998)	(8,161)	(1,837)	(23)
Television and Film Production/Distribution	(3,883)	(9,168)	5,285	58
Total	$(17,033)	$(25,151)	$8,118	32%

In the Licensing segment, the decrease in segment loss for the year ended December 31, 2011, as compared to the same period in 2010, was primarily attributable to decreased expenses due to significant cost-cutting initiatives,  partially offset by lower licensing revenues.

In the Advertising Media and Broadcast segment, the increase in segment loss for the year ended December 31, 2011, as compared to the same period in 2010, resulted from increased network selling expenses, partially offset by increased sale of internet advertising on the Company’s websites.

In the Television and Film Production/Distribution segment, the decrease in segment loss for the year ended December 31, 2011, as compared to the same period in 2010, was primarily due to decreased amortization of television and film costs , as well as a decrease in overall expenses partially offset by decreased licensor participations relating to “Yu-Gi-Oh!” home video revenues .

Income Tax Expense

The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. Authoritative guidance issued by the FASB requires the Company to record a valuation allowance when it is more likely than not that all or some portion of the deferred tax assets will not be realized. In view of the level of deferred tax assets as of December 31, 2011, and the Company’s historical losses from operations, the Company has determined that a full valuation allowance against its net deferred tax assets is required.

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

The Company did not record a benefit from income taxes for the years ended December 31, 2011 and 2010 as it will not be able to carryback any of its 2011 net operating loss and it is more likely than not that the Company will not be able to realize its deferred tax assets.

The Company files in multiple tax jurisdictions and from time to time is subject to audit in certain tax jurisdictions.  The Company is no longer subject to examinations by income tax authorities in most jurisdictions for years prior to 2007.  As of December 31, 2011, the Company is under audit by New York for the year ended December 31, 2009.  At this time, the Company does not expect the results from this income tax audit to have a material impact on our financial statements.

Loss from Continuing Operations

As a result of the above, the Company had a loss from continuing operations for the year ended December 31, 2011 of $17,033, as compared to a loss from continuing operations in 2010 of $25,151.

Discontinued Operations

Effective September 30, 2010, the Company terminated the operations of TC Digital and TC Websites due to their continued lack of profitability.  As a consequence of the termination of their operations, TC Digital and TC Websites ceased supporting the Chaotic trading card game and website, effective October 1, 2010.  The results of operations for the trading card and game distribution segment are reported as a discontinued operation for the years ended December 31, 2011 and 2010, and accordingly the accompanying consolidated financial statements have been reclassified for all prior periods to report the assets, liabilities and operating results of this business.

The following are the summarized results of discontinued operations for the trading card and game distribution segment for the years ended December 31, 2011 and 2010:

	2011	2010
Net revenues	$11	$247
Total costs and expenses	62	6,736
Loss from discontinued operations	$(51)	$(6,489)

In connection with the termination of the operations of TC Digital and TC Websites, the Company recorded charges for severance and termination benefits as well as other exit costs in the amount of approximately $51 during the year ended December 31, 2011.  The charges were attributable to certain exit costs incurred during the period. The remaining liability for severance and exit costs will be paid in accordance with the provisions of the contractual agreements and payments are expected to be completed at various times through 2012.

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

The decrease in consolidated net revenues for 2010, as compared to 2009, was due to a number of factors.  In the Licensing segment, decreased revenues were primarily attributable to:

(i)
reduced licensing revenues as a result of a one-time payment of $9,786 received in 2009 in consideration of the Company’s agreement to terminate its right to serve as the merchandise licensing agent for the “Teenage Mutant Ninja Turtles” Property prior to the scheduled expiration of the representation agreement with the Mirage Group in 2012; as well as

(ii)	reduced licensing revenues on the “Monster Jam”, “Teenage Mutant Ninja Turtles”, and “Yu-Gi-Oh! Properties, worldwide of approximately $1,530, $1,360 and $1,120, respectively; partially offset by
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

Loss From Continuing Operations Before Income Taxes

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

Liquidity and Capital Resources

Financial Condition

Cash and cash equivalents for the years ended December 31, 2011 and 2010 were as follows:

	2011	2010	$ Change
Cash and cash equivalents	$1,627	$4,195	$(2,568)

Investments for the years ended December 31, 2011 and 2010 were as follows:

	2011	2010	$ Change
Investments	$—	$7,126	$(7,126)

In recent years, the Company has incurred substantial net losses and has used substantial amounts of cash in its operating activities.  Sales by the Company of certain securities held in its investment portfolio as well as certain other assets have significantly contributed to the funding of these operating losses.  While the timing of these sales was not primarily motivated by then current cash needs, without these sales the Company would not have had sufficient cash to fund its operations.  During the first quarter of 2011, the Company determined that it was necessary to generate additional cash to fund its operations and sold its remaining investment securities with a par value of $18,450 and an adjusted cost basis of $7,126 for $6,216.  Accordingly, the Company recorded a loss on the sale of investment securities of $910 for the year ended December 31, 2011.

On February 29, 2012, 4Kids and the Licensors entered into a Settlement Agreement, settling all claims brought by Licensors against 4Kids and all counterclaims brought by 4Kids against the Licensors in the Yu-Gi-Oh! Litigation. The Settlement Agreement provides, among other things, for the Licensors to make a payment to 4Kids in the amount of $8,000 upon the order of the Bankruptcy Court approving the Settlement Agreement becoming a final order.  On March 9, 2012, the Bankruptcy Court issued an order approving the Settlement Agreement.  Under the Settlement Agreement, the Licensors acknowledged that the Yu-Gi-Oh! Agreement remained valid, binding and legally enforceable with 4Kids continuing to serve as the exclusive licensing agent for the merchandise licensing, television broadcast and home video rights to the Yu-Gi-Oh! Property throughout the world outside of Asia.  The Settlement Agreement further provided for each of 4Kids and the Licensors to release each other from all claims they may have against each other, other than certain indemnification claims and claims that may arise under the Settlement Agreement.  The Settlement Agreement also provided that the agreement does not constitute an admission by any party of any violation of any agreement or law.

In 2011, the Company incurred significant costs in connection with the Bankruptcy Cases.  The Company expects these costs to continue throughout the Bankruptcy proceedings.  The Company’s overall cash position as of December 31, 2011, together with the realized and anticipated effects of the significant cost cutting initiatives implemented by the Company during 2009, 2010 and throughout 2011 provides only limited liquidity to fund the Company’s day-to-day operations. The financial challenges facing the Company as a result of its recent history of losses and the limited liquidity available to it to fund day-to-day operations raise substantial doubt about the Company’s ability to continue as a going concern.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon the success of our reorganizational efforts and a number of other factors, including our ability to generate additional revenues. The Company’s financial statements have been prepared assuming that the Company will continue as a going concern and do not contain any adjustments that may result from the outcome of this uncertainty.

The Company will consider all alternatives available to generate additional cash to fund its operations, including, but not limited to sales of assets, issuance of equity or debt securities, and third party arrangements, subject to any limitations and procedures arising from the Bankruptcy Cases.

Sources and Uses of Cash

Cash flows for the three years ended December 31, 2011, 2010 and 2009 were as follows:

Sources (Uses)	2011	2010	2009
Operating Activities	$(8,843)	$(6,139)	$(13,580)
Investing Activities	6,248	6,812	3,429
Financing Activities	—	(44)	74

Working capital, consisting of current assets less current liabilities, was $(4,883) as of December 31, 2011 and $2,052 as of December 31, 2010.

 Operating Activities
2011
Net cash used in operating activities of $8,843 in 2011 primarily reflects the Company’s operating losses partially offset by cash collections of the Company’s trade receivables and the decrease of payments of liabilities arising prior to the commencement of the Bankruptcy Cases.

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

Investing Activities
2011
Net cash provided by investing activities of $6,248 in 2011, primarily reflects proceeds from the sale of the Company’s investment securities for $6,216.

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

Financing Activities
2011
There was no net cash provided by, or used in, financing activities for the year ended December 31, 2011.

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

During 2011, the decrease in the Company's cash flow from operations resulted from the diminished popularity of its Properties, increased costs incurred in connection with the Yu-Gi-Oh! Litigation and the Bankruptcy Cases, as well as continued weakness in the current economic climate.  While the Company strives to further diversify its revenue streams, management remains cognizant of changing trends in the toy, game and entertainment business and the difficulty in predicting the length of time a property will be commercially successful.  As a result, the Company's revenues, operating results and cash flow from operations may fluctuate significantly from year to year and present operating results are not necessarily indicative of future performance.

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

Contractual Commitments

Under Section 365 and other relevant sections of the Bankruptcy Code, we may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property and equipment, subject to the approval of the Bankruptcy Court and certain other conditions.  Any description of an executory contract or unexpired lease in this report, including, where applicable, our express termination rights or a quantification of our obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights we have under Section 365 of the Bankruptcy Code.

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments for goods and services.  These firm commitments secure the future rights to various assets and services to be used in the normal course of operations.  The following table summarizes the Company’s material firm commitments as of December 31, 2011 and the impact that such obligations are expected to have on the Company’s liquidity and cash flows in future periods.  The Company expects to fund these commitments with operating cash flows generated in the normal course of business.

Year Ending December 31,	CW Agreement	Operating Leases	Total
2012	$20,599	$1,176	$21,775
2013	6,500	1,232	7,732
2014	—	1,162	1,162
2015	—	1,056	1,056
2016	—	1,088	1,088
2017 and after	—	560	560
Total	$27,099	$6,274	$33,373

The Company’s contractual obligations and commitments are detailed in the Company’s consolidated financial statements. For additional information see Note 16 of the notes to the Company’s consolidated financial statements.

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

Item 8.    Financial Statements and Supplementary Data.

The Report of Independent Registered Public Accounting Firm, the Company’s consolidated financial statements and notes to the Company’s consolidated financial statements appear in a separate section of this Form 10-K (beginning on Page F-1 following Part IV). The index to the Company’s consolidated financial statements is included in Item 15.

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

We completed an evaluation under the supervision and with participation of our management, including our principal executive officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and Chief Financial Officer have concluded that as of December 31, 2011, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." Based on this assessment, management believes that, as of December 31, 2011, our internal control over financial reporting was effective based on those criteria.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements:
The following consolidated financial statements of 4Kids Entertainment, Inc. and Subsidiaries are included in Item 8:
Page Number
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets - December 31, 2011 and 2010	F-2

Consolidated Statements of Operations - Years Ended
December 31, 2011, 2010 and 2009	F-3

Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Loss -
Years Ended December 31, 2011, 2010 and 2009	F-4

Consolidated Statements of Cash Flows - Years Ended
December 31, 2011, 2010 and 2009	F-5

Notes to Consolidated Financial Statements	F-6 to F-31

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

Date: March 22, 2012
By/s/ Samuel R. Newborn
           Samuel R. Newborn
           Executive Vice President
           and General Counsel
           (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 22, 2012
By/s/ Bruce R. Foster
Bruce R. Foster,
Executive Vice President
and Chief Financial Officer
(principal Financial
and chief accounting officer )

Date: March 22, 2012
By/s/ Samuel R. Newborn
Samuel R. Newborn,
Executive Vice President
and General Counsel
(principal executive officer and Director)

Date: March 22, 2012
By /s/ Jay Emmett
Jay Emmett,
(Director)

Date: March 22, 2012
By  /s/ Michael Goldstein
Michael Goldstein,
(Director)

Date: March 22, 2012
By  /s/ Wade Massad
Wade Massad,
(Director)

Date: March 22, 2012
By  /s/ Duminda DeSilva
Duminda DeSilva
(Director)

Exhibit Number	Description

3.1
Certificate of Incorporation of the Registrant filed on April 28, 1970, as amended on October 12, 1971, as further amended on April 21, 1972, as further amended on July 17, 1979, as further amended on May 22, 1985, as further amended on July 30, 1986, as further amended on July 19, 1989, as further amended on November 16, 1995 (changing the name of the Corporation to 4Kids Entertainment, Inc.).   (1)

3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant, dated April 29, 1999. (2)

3.3	Certificate of Amendment to the Certificate of Incorporation of the Registrant, dated May 18, 2000. (3)

3.4	Certificate of Amendment to the Certificate of Incorporation of the Registrant, dated August 15, 2007. (4)

3.5	Amended and Restated By-Laws of the Registrant adopted by the Board of Directors on April 30, 2010 (31).

4.1	Form of Common Stock Certificate. (5)

4.2	Rights Agreement dated as of August 15, 2007 between 4Kids Entertainment and Continental Stock Transfer & Trust Co., as Rights Agent. (4)

4.3	First Amendment dated as of June 23, 2008 of the Rights Agreement between 4Kids Entertainment and Continental Stock Transfer & Trust Co., as Rights Agent. (24)

10.1	2000 Stock Option Plan. (*) (3)

10.2	2001 Stock Option Plan. (*) (6)

10.3	2002 Stock Option Plan. (*) (7)

10.4	2003 Stock Option Plan. (*) (8)

10.5	2004 Stock Option Plan. (*) (9)

10.6	2005 Long-Term Incentive Compensation Plan. (*) (10)

10.7	2006 Long-Term Incentive Compensation Plan. (*) (11)

10.8	2007 Long-Term Incentive Compensation Plan. (*) (12)

10.9	2008 Long-Term Incentive Compensation Plan (*) (13)

10.10	Employment Agreement, dated January 1, 2002, between 4Kids Entertainment Licensing, Inc. and Samuel R. Newborn. (*)(15)

10.11	Amendment dated as of June 16, 2003, to the Employment Agreement between 4Kids Entertainment Licensing, Inc. and Samuel R. Newborn. (*)(15)

10.12	Amendment to Employment Agreement, dated as of March 2, 2006, between 4Kids Entertainment Licensing, Inc. and Samuel R. Newborn. (*)(16)

10.13	Amendment to Employment Agreement, dated as of October 14, 2009, among 4Kids Entertainment Licensing, Inc., 4Kids Entertainment Inc. and Samuel R. Newborn. (*)(26)

10.14	Severance Agreement, dated as of October 14, 2009, among 4Kids Entertainment, Inc., 4Kids Entertainment Licensing, Inc. and Samuel R. Newborn. (*)(26)

10.15	Amendment to Severance Agreement, dated as of December 31, 2009, among 4Kids Entertainment, Inc., and 4Kids Entertainment Licensing, Inc. and Samuel R. Newborn. (*)(28)

10.16	Employment Agreement dated as of December 1, 2005, between 4Kids Entertainment Licensing, Inc., and Bruce R. Foster. (*)(17)

10.17	Amendment to Employment Agreement dated as of January 30, 2007, among 4Kids Entertainment Licensing, Inc., 4Kids Entertainment, Inc. and Bruce R. Foster. (*)(18)

10.18	Amendment to Employment Agreement dated as of April 16, 2007, among 4Kids Entertainment Licensing, Inc., 4Kids Entertainment, Inc. and Bruce R. Foster. (*)(29)

10.19	Amendment to Employment Agreement, dated as of October 14, 2009, among 4Kids Entertainment Licensing, Inc., 4Kids Entertainment, Inc. and Bruce R. Foster. (*)(26)

10.20	Severance Agreement, dated as of October 14, 2009, among 4Kids Entertainment Licensing, Inc., 4Kids Entertainment, Inc. and Bruce R. Foster. (*)(26)

10.21	Amendment to Severance Agreement, dated as of December 31, 2009, among 4Kids Entertainment Licensing, Inc., 4Kids Entertainment, Inc. and Bruce R. Foster. (*)(28)

10.22	Employment Agreement dated as of July 1, 2003, between 4Kids Entertainment Licensing, Inc. and Brian Lacey. (*)(19)

10.23	Amendment to Employment Agreement, dated as of October 16, 2006, among 4Kids Entertainment Licensing, Inc., 4Kids Entertainment, Inc. and Brian Lacey. (*)(20)

10.24	Severance Agreement, dated as of November 24, 2009, among 4Kids Entertainment Licensing, Inc., 4Kids Entertainment, Inc. and Brian Lacey. (*)(27)

10.25	Operating Agreement of TC Digital Games LLC, dated as of December 11, 2006, between 4Kids Digital Games, Inc. and Chaotic USA Entertainment Digital Games LLC. (21)

10.26	Operating Agreement of TC Websites LLC, dated as of December 11, 2006, between 4Kids Websites, Inc. and Chaotic USA Entertainment Group, Inc. (21)

10.27	Operating Acquisition and Administration agreement dated June 28, 2002 between Cherry Lane Publishing Company, Inc. and 4Kids Entertainment Music, Inc. (22)

10.28	Saturday Morning Programming Block dated October 1, 2007 between The CW Network, LLC. and 4Kids Entertainment, Inc. (22)

10.29	Amended Saturday Morning Programming Block dated June 23, 2010 between The CW Network, LLC. and 4Kids Entertainment, Inc. (32)

10.30	Membership Interest Purchase Agreement dated December 18, 2007 between TC Digital Games, LLC, Chaotic USA Entertainment Group, Inc. and 4Kids Digital, Inc. (22)

10.31	Membership Interest Purchase Agreement dated December 18, 2007 between TC Websites LLC, Chaotic USA Entertainment Group, Inc. and 4Kids Websites, Inc. (22)

10.32	First Amendment dated as of September 15, 2008 to the Operating Agreement of TC Websites LLC, between 4Kids Websites, Inc. and Chaotic USA Entertainment Group, Inc. (25)

10.33	Employment Agreement, dated as of June 1, 2008, between 4Kids Ad Sales, Inc. and Daniel Barnathan. (*)(23)

10.34
Letter Agreement Supplement to the Termination, Assignment and Release Agreement, dated as of October 20, 2009, between 4Kids Entertainment, Inc. and its Subsidiaries,  Mirage Licensing, Inc and Mirage Studios, Inc.  (30)

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm.

31.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Joint Certification of principal executive officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

______________

*	Denotes a management contract or compensatory plan, contract or arrangement.

(1)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 000-07843).

(2)	Incorporated by reference to 1999 Proxy Statement for Annual Meeting of Shareholders held April 29, 1999 (File No. 000-07843).

(3)	Incorporated by reference to 2000 Proxy Statement for Annual Meeting of Shareholders held May 17, 2000 (File No. 000-07843).

(4)	Incorporated by reference to Current Report on Form 8-K dated August 16, 2007 (File No. 001-16117).

(5)	Incorporated by reference to Registration Statement on Form S-1 declared effective March 7, 1986 (File No. 33-3056).

(6)	Incorporated by reference to 2002 Proxy Statement for Annual Meeting of Shareholders held May 23, 2001 (File No. 001-16117).

(7)	Incorporated by reference to 2002 Proxy Statement for Annual Meeting of Shareholders held May 23, 2002 (File No. 001-16117).

(8)	Incorporated by reference to 2003 Proxy Statement for Annual Meeting of Shareholders held May 23, 2003 (File No. 001-16117).

(9)	Incorporated by reference to 2004 Proxy Statement for Annual Meeting of Shareholders held May 27, 2004 (File No. 001-16117).

(10)	Incorporated by reference to 2005 Proxy Statement for Annual Meeting of Shareholders held May 26, 2005 (File No. 001-16117).

(11)	Incorporated by reference to 2006 Proxy Statement for Annual Meeting of Shareholders held May 26, 2006 (File No. 001-16117).

(12)	Incorporated by reference to 2007 Proxy Statement for Annual Meeting of Shareholders held May 25, 2007 (File No. 001-16117).

(13)	Incorporated by reference to 2008 Proxy Statement for Annual Meeting of Shareholders held May 20, 2008 (File No. 001-16117).

(14)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 000-07843).

(15)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 001-16117).

(16)	Incorporated by reference to Current Report on Form 8-K dated March 8, 2006 (File No. 001-16117).

(17)	Incorporated by reference to Current Report on Form 8-K dated January 13, 2006 (File No. 001-16117).

(18)	Incorporated by reference to Current Report on Form 8-K dated February 5, 2007 (File No. 001-16117).

(19)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-07843).

(20)	Incorporated by reference to Current Report on Form 8-K dated November 2, 2006 (File No. 001-16117).

(21)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-07843).

(22)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-07843).

(23)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 001-16117).

(24)	Incorporated by reference to Current Report on Form 8-K dated June 25, 2008 (File No. 001-16117).

(25)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-16117).

(26)	Incorporated by reference to Current Report on Form 8-K dated October 21, 2009 (File No. 001-16117).

(27)	Incorporated by reference to Current Report on Form 8-K December 1, 2009 (File No. 001-16117).

(28)	Incorporated by reference to Current Report on Form 8-K dated January 7, 2010 (File No. 001-16117).

(29)	Incorporated by reference to Current Report on Form 8-K dated April 23, 2007 (File No. 001-16117).

(30)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-16117).

(31)	Incorporated by reference to Current Report on Form 8-K April 30, 2010 (File No. 001-16117).

(32)	Incorporated by reference to Current Report on Form 8-K June 30, 2010 (File No. 001-16117).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
4Kids Entertainment, Inc.

We have audited the accompanying consolidated balance sheets of 4Kids Entertainment, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, shareholders' (deficit) equity and comprehensive loss, and cash flows for each of the years in the three year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2011 and 2010 and the consolidated results of their operations and their consolidated cash flows for each of the years in the three year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 1 to the consolidated financial statements, in recent years the Company has incurred substantial operating losses and used substantial amounts of cash in its operating activities and experienced limited liquidity available to fund its operations.  In addition, on April 6, 2011 4Kids Entertainment, Inc.  and all of its domestic wholly-owned subsidiaries, filed voluntary petitions for relief under Title 11 of Chapter 11 of the United States Code in the United States Bankruptcy Court.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans considering these matters are also described in Note 1 to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

/s/ EisnerAmper LLP
New York, New York
March 22, 2012

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 AND 2010
(In thousands of dollars, except share data)
	December 31, 2011	December 31, 2010
ASSETS:
Current assets:
Cash and cash equivalents	$1,627	$4,195
Investments	—	7,126
Accounts receivable - net	6,221	7,818
Income taxes receivable	—	30
Prepaid expenses and other current assets	1,247	1,185
Current assets of discontinued operations	18	39
Total current assets	9,113	20,393

Property and equipment - net	707	1,197
Accounts receivable - noncurrent, net	378	59
Film and television costs - net	2,465	3,668
Other assets - net (includes related party amounts of $0 and $195, respectively)	3,281	3,753
Total assets	$15,944	$29,070

LIABILITIES AND EQUITY:
Liabilities not subject to compromise:
Current liabilities:
Due to licensors	$1,176	$2,501
Accounts payable and accrued expenses	11,071	12,517
Current liabilities of discontinued operations	1,583	1,753
Deferred revenue	166	1,570
Total current liabilities	13,996	18,341
Deferred rent	498	471
Total liabilities not subject to compromise	14,494	18,812
Liabilities subject to compromise	7,507	—
Total liabilities	22,001	18,812

Commitments and contingencies (Note 16)
4Kids Entertainment, Inc. shareholders’ (deficit) equity
Preferred stock, $.01 par value – authorized 3,000,000 shares; none issued	—	—
Common stock, $.01 par value - authorized 40,000,000 shares; issued 15,777,711 and 15,652,845 shares; outstanding 13,653,824 and 13,528,958 shares in 2011 and 2010, respectively	158	157
Additional paid-in capital	69,436	68,699
Accumulated other comprehensive income (loss)	501	470
Accumulated deficit	(23,063)	(7,863)
	47,032	61,463
Less cost of 2,123,887 treasury shares in both 2011 and 2010	(36,488)	(36,488)
Total equity of 4Kids Entertainment, Inc. shareholders	10,544	24,975
Noncontrolling interests related to discontinued operations	(16,601)	(14,717)
Total shareholders’ (deficit) equity	(6,057)	10,258
Total liabilities and shareholders (deficit) equity	$15,944	$29,070

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
(In thousands of dollars, except share data)
	2011	2010	2009
Net revenues:
Service revenue	$11,464	$14,478	$24,394
Other revenue	882	—	9,786
Total net revenues	12,346	14,478	34,180

Costs and expenses:
Selling, general and administrative	25,989	28,011	33,175
Amortization of television and film costs	2,762	6,827	21,511
Impairment of investment in international
trading card subsidiary	—	—	2,430
Total costs and expenses	28,751	34,838	57,116

Loss from operations	(16,405)	(20,360)	(22,936)
Other income (expense):
Interest income	64	403	1,076
Impairment of investment securities	—	(3,578)	(6,175)
Loss on sale of investment securities	(910)	(1,616)	(7,647)
Total other expense	(846)	(4,791)	(12,746)

Loss from continuing operations before reorganization and litigation items	(17,251)	(25,151)	(35,682)
Reorganization items	(1,628)	—	—
Gain on litigation	1,846	—	—
Loss from continuing operations before income taxes	(17,033)	(25,151)	(35,682)
Benefit from income taxes	—	—	3,805

Loss from continuing operations	(17,033)	(25,151)	(31,877)
Loss from discontinued operations	(51)	(6,489)	(20,579)
Net loss	(17,084)	(31,640)	(52,456)
Loss attributable to noncontrolling interests, discontinued operations	1,884	4,479	10,380
Net loss attributable to 4Kids Entertainment, Inc.	$(15,200)	$(27,161)	$(42,076)

Per share amounts:
Basic and diluted loss per share attributable to
4Kids Entertainment, Inc. common shareholders
Continuing operations	$(1.25)	$(1.87)	$(2.40)
Discontinued operations	0.13	(0.15)	(0.76)
Basic and diluted loss per share attributable to
4Kids Entertainment, Inc. common shareholders	$(1.12)	$(2.02)	$(3.16)
Weighted average common shares
outstanding – basic and diluted	13,605,148	13,460,214	13,303,192

Net loss attributable to 4Kids Entertainment, Inc.:
Loss from continuing operations	$(17,033)	$(25,151)	$(31,877)
Loss from discontinued operations	(51)	(6,489)	(20,579)
Loss attributable to noncontrolling interests	1,884	4,479	10,380
Net loss from discontinued operations	1,833	(2,010)	(10,199)
Net loss attributable to 4Kids Entertainment, Inc.	$(15,200)	$(27,161)	$(42,076)

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
(In thousands of dollars and shares)
	4Kids Entertainment, Inc. Shareholders
	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Less Treasury Stock	Total Equity of 4Kids Entertainment, Inc. Shareholders	Non-controlling Interests	Total Shareholders' Equity (Deficit)
	Shares	Amount
BALANCE, DECEMBER 31, 2008	15,247	$152	$65,107	$63,504	$(17,396)	$(36,376)	$74,991	$—	$74,991
Cumulative effect of change in accounting principle (1)	—	—	—	(2,130)	2,130	—	—	—	—
As adjusted	15,247	152	65,107	61,374	(15,266)	(36,376)	74,991	—	74,991
Issuance of common stock	164	2	1,884	—	—	—	1,886	—	1,886
Capital contribution from noncontrolling interests	—	—	—	—	—	—	—	132	132
Acquisition of treasury stock, at cost	—	—	—	—	—	(58)	(58)	—	(58)
Reclassification adjustment related to realized loss of investment securities	—	—	—	—	8,570	—	8,570	—	8,570
Comprehensive loss:
Net loss	—	—	—	(42,076)	—	—	(42,076)	(10,380)	(52,456)
Translation adjustment	—	—	—	—	504	—	504	—	504
Unrealized loss reclassified to earnings	—	—	—	—	1,548	—	1,548	—	1,548
Total comprehensive loss	—	—	—	—	—	—	(40,024)	(10,380)	(50,404)
BALANCE, DECEMBER 31, 2009	15,411	$154	$66,991	$19,298	$(4,644)	$(36,434)	$45,365	$(10,248)	$35,117
Issuance of common stock	242	3	1,708	—	—	—	1,711	—	1,711
Capital contribution from noncontrolling interests	—	—	—	—	—	—	—	10	10
Acquisition of treasury stock, at cost	—	—	—	—	—	(54)	(54)	—	(54)
Comprehensive loss:
Net loss	—	—	—	(27,161)	—	—	(27,161)	(4,479)	(31,640)
Translation adjustment	—	—	—	—	(117)	—	(117)	—	(117)
Unrealized loss reclassified to earnings	—	—	—	—	5,231	—	5,231	—	5,231
Total comprehensive loss	—	—	—	—	—	—	(22,047)	(4,479)	(26,526)
BALANCE, DECEMBER 31, 2010	15,653	$157	$68,699	$(7,863)	$470	$(36,488)	$24,975	$(14,717)	$10,258
Issuance of common stock	125	1	737	—	—	—	738	—	738
Comprehensive loss:
Net loss	—	—	—	(15,200)	—	—	(15,200)	(1,884)	(17,084)
Translation adjustment	—	—	—	—	31	—	31	—	31
Total comprehensive loss	—	—	—	—	—	—	(15,169)	(1,884)	(17,053)
BALANCE, DECEMBER 31, 2011	15,778	$158	$69,436	$(23,063)	$501	$(36,488)	$10,544	$(16,601)	$(6,057)

(1) Cumulative effect adjustment to opening retained earnings as of January 1, 2009, related to the adoption of new accounting standards on investments in debt and equity securities (see Note 2).

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
(In thousands of dollars)
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(17,084)	$(31,640)	$(52,456)
Loss from discontinued operations	51	6,489	20,579
Loss from continuing operations	(17,033)	(25,151)	(31,877)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	545	745	755
Amortization of television and film costs	2,762	6,827	21,511
(Recovery) provision for doubtful accounts	(2)	920	398
Share-based compensation	160	1,263	1,839
Deferred income taxes	—	—	127
Impairment of investment in international trading card subsidiary	—	—	2,430
Impairment of investment securities	—	3,578	6,175
Loss on sale of investment securities	910	1,616	7,647
Gain on Yu-Gi-Oh! Litigation	1,357	—	—
Changes in operating assets and liabilities:
Accounts receivable	283	5,129	7,791
Film and television costs	(1,559)	(3,663)	(11,682)
Income taxes receivable	30	4,014	(3,907)
Prepaid expenses and other current assets	(65)	919	(726)
Other assets - net	654	2,331	5,753
Due to licensors	(1,325)	(4,081)	983
Accounts payable and accrued expenses	(1,490)	3,418	(3,610)
Liabilities subject to compromise	7,507	—	—
Deferred revenue	(1,404)	(709)	(991)
Deferred rent	27	96	(85)
Net cash used in continuing operating activities	(8,643)	(2,748)	2,531
Net cash used in discontinued operating activities	(200)	(3,391)	(16,111)
Net cash used in operating activities	(8,843)	(6,139)	(13,580)

Cash flows from investing activities:
Proceeds from sale of investments	6,216	7,091	3,733
Purchase of property and equipment	(6)	(311)	(304)
Proceeds from disposal of property and equipment	38	32	—
Net cash provided by investing activities	6,248	6,812	3,429

Cash flows from financing activities:
Purchase of treasury shares	—	(54)	(58)
Capital contribution from noncontrolling interests	—	10	132
Net cash (used in) provided by financing activities	—	(44)	74
Effects of exchange rate changes on cash and cash equivalents	27	(55)	195
Net (decrease) increase in cash and cash equivalents	(2,568)	574	(9,882)
Cash and cash equivalents, beginning of period	4,195	3,621	13,503
Cash and cash equivalents, end of period	$1,627	$4,195	$3,621
Supplemental schedule of non-cash investing and financing activities
Unrealized gain on marketable securities included in other comprehensive loss	$—	$5,231	$10,118
Vesting of restricted shares	$738	$1,711	$1,886

  See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
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

4Kids’ consolidated financial statements have been prepared assuming that we will be able to continue to operate as a going concern.  4Kids historical recurring losses and negative cash flows from operations together with its Bankruptcy filing has caused 4Kids’ independent registered public accounting firm to include an explanatory paragraph in their report, expressing substantial doubt about 4Kids’ ability to continue as a going concern.

Chapter 11 Bankruptcy Proceedings – On April 6, 2011 (the “Petition Date”), the Company and all of its domestic wholly-owned subsidiaries (the “Debtors”) filed voluntary petitions for relief (the “Bankruptcy Cases”) under Title 11 of Chapter 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), which Bankruptcy Cases are jointly administered under Case No. 11-11607.  The Company will continue to operate itself and its subsidiaries as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  In general, as debtors-in-possession, we are authorized under Chapter 11 of the Bankruptcy Code to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.  4Kids Entertainment International, Ltd., the Company’s subsidiary based in London, England, and TC Digital Games LLC and TC Websites LLC, two domestic subsidiaries in each of which the Company holds a majority ownership, were not included in the filing and will continue to operate outside the Bankruptcy Cases.

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

After the filing of the Bankruptcy Cases, the United States Trustee for the Southern District of New York appointed an official committee of unsecured creditors (the “Creditors’ Committee”).  The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Debtors.  There can be no assurance that the Creditors’ Committee will support the Debtors’ positions on matters to be presented to the Bankruptcy Court in the future or on any bankruptcy plan, once proposed.  Disagreements between the Debtors and the Creditors’ Committee could protract the Bankruptcy Cases, negatively impact the Debtors’ ability to operate and delay the Debtors’ emergence from Chapter 11. Under Section 365 and other relevant sections of the Bankruptcy Code, we may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property and equipment, subject to the approval of the Bankruptcy Court and certain other conditions.  Any description of an executory contract or unexpired lease in this report, including, where applicable, our express termination rights or a quantification of our obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights we have under Section 365 of the Bankruptcy Code.

On February 29, 2012, 4Kids and the Licensors entered into a Settlement Agreement, dated as of February 27, 2012, settling all claims brought by Licensors against 4Kids and all counterclaims brought by 4Kids against the Licensors in the Yu-Gi-Oh! Litigation. The Settlement Agreement provides, among other things, for the Licensors to make a payment to 4Kids in the amount of $8,000 upon the order of the Bankruptcy Court approving the Settlement Agreement becoming a final order.  On March 9, 2012, the Bankruptcy Court issued an order approving the Settlement Agreement.  Under the Settlement Agreement, the Licensors acknowledged that the Yu-Gi-Oh! Agreement remained valid, binding and legally enforceable with 4Kids continuing to serve as the exclusive licensing agent for the merchandise licensing, television broadcast and home video rights to the Yu-Gi-Oh! Property throughout the world outside of Asia.  The Settlement Agreement further provided for each of 4Kids and the Licensors to release each other from all claims they may have against each other, other than certain indemnification claims and claims that may arise under the Settlement Agreement.  The Settlement Agreement also provided that the agreement does not constitute an admission by any party of any violation of any agreement or law.

While the consummation of the Settlement Agreement represents a significant step in the process of resolving the Bankruptcy Cases, the timing of any resolution of the Bankruptcy Cases will depend on the timing and outcome of numerous other ongoing matters therein, and it is not possible at this time to accurately predict when such other matters will be resolved.  We have incurred and will continue to incur significant costs associated with the Bankruptcy Cases.  The amount of these costs, which began in April 2011 and are being expensed as incurred, are expected to significantly affect our results of operations and financial position.  The Bankruptcy Cases have also presented challenges to our ability to generate additional revenues in all of our business segments especially as it relates to the sales of commercial advertising.

The Company will consider all alternatives available to generate additional cash to fund its operations, including, but not limited to sales of assets, issuance of equity or debt securities, and third party arrangements subject to any limitations and procedures arising from the Bankruptcy Cases.

Liquidity - In recent years, the Company has incurred substantial net losses and has used substantial amounts of cash in its operating activities.  Sales by the Company of certain securities held in its investment portfolio as well as certain other assets have significantly contributed to the funding of these operating losses.  While the timing of these sales was not primarily motivated by then current cash needs, without these sales the Company would not have had sufficient cash to fund its operations.  During the first quarter of 2011, the Company determined that it was necessary to generate additional cash to fund its operations and sold its remaining investment securities with a par value of $18,450 and an adjusted cost basis of $7,126 for $6,216.  Accordingly, the Company recorded a loss on the sale of investment securities of $910 for the year ended December 31, 2011.

On February 29, 2012, 4Kids and the Licensors entered into a Settlement Agreement, settling all claims brought by Licensors against 4Kids and all counterclaims brought by 4Kids against the Licensors in the Yu-Gi-Oh! Litigation. The Settlement Agreement provides, among other things, for the Licensors to make a payment to 4Kids in the amount of $8,000 upon the order of the Bankruptcy Court approving the Settlement Agreement becoming a final order.  On March 9, 2012, the Bankruptcy Court issued an order approving the Settlement Agreement.  Under the Settlement Agreement, the Licensors acknowledged that the Yu-Gi-Oh! Agreement remained valid, binding and legally enforceable with 4Kids continuing to serve as the exclusive licensing agent for the merchandise licensing, television broadcast and home video rights to the Yu-Gi-Oh! Property throughout the world outside of Asia.  The Settlement Agreement further provided for each of 4Kids and the Licensors to release each other from all claims they may have against each other, other than certain indemnification claims and claims that may arise under the Settlement Agreement.  The Settlement Agreement also provided that the agreement does not constitute an admission by any party of any violation of any agreement or law.

In 2011, the Company incurred significant costs in connection with the Bankruptcy Cases.  The Company expects these costs to continue throughout the Bankruptcy proceedings.  The Company’s overall cash position as of December 31, 2011, together with the realized and anticipated effects of the significant cost cutting initiatives implemented by the Company during 2009, 2010 and throughout 2011 provides only limited liquidity to fund the Company’s day-to-day operations. The financial challenges facing the Company as a result of its recent history of losses and the limited liquidity available to it to fund day-to-day operations raise substantial doubt about the Company’s ability to continue as a going concern.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon the success of our reorganizational efforts and a number of other factors, including our ability to generate additional revenues. The Company’s financial statements have been prepared assuming that the Company will continue as a going concern and do not contain any adjustments that may result from the outcome of this uncertainty.

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

Discontinued Operation - Trading Card and Game Distribution - Through its wholly-owned subsidiary, 4Kids Digital Games, Inc. (“4Kids Digital”), the Company owns 55% of TC Digital Games LLC, a Delaware limited liability company (“TC Digital”) which produced, marketed and distributed the “Chaotic” trading card game. Through its wholly-owned subsidiary, 4Kids Websites, Inc. (“4Kids Websites”), the Company owns 55% of TC Websites LLC, a Delaware limited liability company (“TC Websites”) which owns and operated www.chaoticgame.com, the companion website for the “Chaotic” trading card game.  TC Digital and TC Websites are the exclusive licensees of certain patents covering the uploading of coded trading cards to a website where online game play and community activities occur.  Effective September 30, 2010, the Company terminated the operations of TC Digital and TC Websites due to their continued lack of profitability.  The termination of the business of TC Digital and TC Websites will enable the Company to further reduce costs and focus on its core businesses.  As a consequence of the termination of their operations, TC Digital and TC Websites ceased supporting the Chaotic trading card game and website, effective October 1, 2010.  The results of operations of TC Digital and TC Websites are reported in the Company’s consolidated financial statements as discontinued operations (see Note 13), subject to a noncontrolling interest.  All prior financial statements have been reclassified to conform to the presentation of this discontinued operation.

Certain of the Company’s former executive officers have interests in Chaotic USA Digital Games LLC (“CUSA LLC”), Chaotic USA Entertainment Group, Inc. (“CUSA”) and certain other entities with which TC Digital and TC Websites have engaged in transactions since their formation. Information regarding these relationships can be found in Note 19.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of 4Kids Entertainment, Inc. and its wholly-owned subsidiaries and investments of more than 50% in subsidiaries and other entities after elimination of significant intercompany transactions and balances.  Investments in affiliated companies over which the Company has a significant influence or ownership of more than 20% but less than or equal to 50% are accounted for using the equity method. The operations of TC Digital and TC Websites have been classified as a discontinued operation as a result of the termination of Trading card and game distribution operations, effective September 30, 2010. As further discussed in Notes 12 and 13, the consolidated financial statements have been reclassified to reflect the reporting of this business as a discontinued operation.  These consolidated financial statements have been prepared assuming the Company will continue as a going concern and reflect the use of significant accounting policies, as described below and elsewhere in the notes to the consolidated financial statements.

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

Advertising Expense - Advertising costs are expensed as incurred, except for costs related to the development of a Property and/or animated or live-action television commercial or media campaign which are expensed in the period in which the commercial or campaign is first presented. Advertising expense included in selling, general and administrative expenses on the accompanying consolidated statements of operations was $429, $523 and $910 during fiscal years 2011, 2010 and 2009, respectively.

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

Impairment Of Long-Lived And Intangible Assets - As required by authoritative guidance issued by the FASB, the Company assesses the recoverability of long-lived assets for which an indication of impairment exists. The recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. Fair value of long-lived assets is determined using the expected cash flows discounted at a rate commensurate with the risk involved. At December 31, 2009, the Company recorded an impairment charge with respect to its investment in the discontinued operations of TC Digital International (“TDI”) for $2,430 to reflect the decreased value of the non-performing international joint venture of the Company’s “Chaotic” trading card business for the purpose of distributing “Chaotic” trading cards principally in Europe and the Middle East.  At December 31, 2011, the Company believes that the future cash flows to be received from the remaining long-lived assets will exceed the respective assets’ carrying value, and accordingly has not recorded any additional impairment losses.

Cash and Cash Equivalents -  The Company considers all highly liquid assets, having an original maturity of less than three months, to be cash equivalents.  Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits.  The Company believes it is not exposed to any significant credit risk of cash and cash equivalents.  All of our non-interest bearing cash balances were fully insured at December 31, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012.  Under the program, there is no limit to the amount of insurance for eligible accounts.  Beginning 2013, insurance coverage will revert to $250 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits.

Fair Value Measurements - The fair values of the Company’s financial instruments reflect the estimates of amounts that would be received from selling an asset in an orderly transaction between market participants at the measurement date.  The fair value estimates presented in this report are based on information available to the Company as of December 31, 2011 and December 31, 2010.

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

Investments - During the first quarter of 2011, the Company determined that it was necessary to generate additional cash to fund its operations and sold its remaining investment securities with a par value of $18,450 and an adjusted cost basis of $7,126 for $6,216.  Accordingly, the Company recorded a loss on the sale of investment securities of $910 for the year ended December 31, 2011.

Participation Advances – Participation advances as of December 31, 2011 and 2010 were $2,629 and $1,875, respectively, and were included in “other assets” on the balance sheet.

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

Reclassifications - Certain reclassifications have been made to prior year amounts to conform to the 2011 presentation.

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

Total comprehensive loss for the years ended December 31, 2011, 2010 and 2009 was $(17,053), $(26,526) and $(50,404), respectively, which included translation adjustments of $31, $(117) and $504 for the respective periods.

Concentration Of Credit Risk - Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of accounts receivable. The majority of the cash and cash equivalents are maintained with major financial institutions in the United States of America. The counterparties to the agreements relating to investment instruments consist of various United States governmental units and financial institutions of high credit standing.  Credit risk on accounts receivable is minimized by the Company by performing ongoing credit evaluations of its customers’ financial condition and monitoring its exposure for credit losses and maintaining allowances for anticipated losses.

Income Taxes - The Company is subject to income taxes in both the United States and the United Kingdom.  Income tax expense (benefit) is provided for using the asset and liability method. Deferred income taxes are recognized at currently enacted tax rates for the expected future tax consequences attributable to temporary differences between amounts reported for income tax purposes and financial reporting purposes. Deferred taxes are provided for the undistributed earnings as if they were to be distributed. The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as recurring operating losses, projected future taxable income and the expected timing of the reversals of existing temporary differences.  The authoritative guidance issued by the FASB requires the Company to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Determining a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Based on the level of deferred tax assets as of December 31, 2011 and the level of historical losses realized, the Company has determined that the uncertainty regarding the realization of these assets is sufficient to warrant the establishment of a full valuation allowance against the Company’s net deferred tax assets.

Our assessment of the valuation allowance on the deferred tax assets could change in the future based on our levels of pre-tax income and other tax-related adjustments. A change in estimate of the valuation allowance, in whole or in part, would result in a non-cash reduction in income tax expense during the period of the change. Due to the continued losses incurred by the Company in 2011 and prior years, the Company believes that it is more likely than not that the deferred tax asset related to these net operating losses will not be realized and therefore recorded a full valuation allowance.  If, in the future, the Company determines that the utilization of these net operating losses becomes more likely than not, the Company will reduce the valuation allowance at that time.

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

Recently Adopted Accounting Standards – There are no recently adopted accounting standards that currently apply to the Company.

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

3. FAIR VALUE OF FINANCIAL ASSETS

The carrying values and estimated fair values of the Company’s financial instruments for the periods presented are as follows:

	Estimated Fair Value Measurements
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011:
Financial Assets
Cash and cash equivalents	$1,627	$1,627	$—	$—
Total Financial Assets	$1,627	$1,627	$—	$—

December 31, 2010:
Financial Assets
Cash and cash equivalents	$4,195	$4,195	$—	$—
Auction rate securities	7,089	—	—	7,089
Preferred shares	37	—	—	37
Total short-term investments	$7,126	$—	$—	$7,126
Total Financial Assets	$11,321	$4,195	$—	$7,126

Level 1- The Company’s Level 1 assets consist solely of cash.

Level 2 - At December 31, 2011 and 2010, the Company had no investments which were considered to be Level 2 assets.

Level 3 – At December 31, 2011, the Company had no investments which were considered to be Level 3 assets.  At December 31, 2010, the Company’s Level 3 assets consisted of the Company’s investment in auction rate securities and preferred shares.

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

The following table presents additional information about assets measured at fair value using Level 3 inputs at December 31, 2010:

	December 31, 2010
	Amortized Cost	Unrealized Loss	Estimated Fair Value

Short-term investments:
Auction rate securities	$12,300	$(5,211)	$7,089
Preferred shares	6,150	(6,113)	37
Total short-term investments	$18,450	$(11,324)	$7,126

The table below provides a summary of changes in fair value for the Company’s available for sale investments:

	Auction Rate Securities	Preferred Shares	Total

Balance as of January 1, 2011	$7,089	$37	$7,126

Realized (loss) gain from sale or settlement	(929)	19	(910)

Proceeds from sales or settlements	(6,160)	(56)	(6,216)

Balance as of December 31, 2011	$—	$—	$—

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

Accounts receivable consisted of the following as of:

	December 31,
	2011	2010
Gross accounts receivable	$7,095	$8,517
Allowance for doubtful accounts	(496)	(640)
	6,599	7,877
Less: long-term portion	(378)	(59)
	$6,221	$7,818

5. FILM AND TELEVISION COSTS

Film and television costs consisted of the following as of:

	2011	2010
Balance as of January 1,	$3,668	$6,832
Additions	1,559	3,663
	5,227	10,495
Amortization	(2,762)	(6,827)
Balance as of December 31,	$2,465	$3,668

Development/Preproduction	$—	$75
Production	266	326
Completed not released	154	325
Completed released	2,045	2,942
	$2,465	$3,668

Amortization of capitalized film and television costs were $2,762, $6,827 and $21,511 during fiscal years 2011, 2010 and 2009, respectively.  Based on management’s ultimate revenue estimates as of December 31, 2011, approximately 63% of the total completed and unamortized film and television costs are expected to be amortized during 2012, and over 90% of the total completed and unamortized film and television costs are expected to be amortized during the next three years.

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	December 31,
	2011	2010
Computer equipment and software	$3,364	$3,398
Website development	87	87
Machinery and equipment	2,054	2,052
Office furniture and fixtures	1,082	1,082
Leasehold improvements	3,017	3,156
Office equipment	354	354
	9,958	10,129
Less: accumulated depreciation and amortization	(9,251)	(8,932)
	$707	$1,197

7. STOCK-BASED EMPLOYEE COMPENSATION

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

The following table summarizes activity under the Company’s stock option plans for the years ended December 31, 2011, 2010 and 2009:

	Shares (In thousands)	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	1,301	$20.76
Granted	—	—
Exercised	—	—
Forfeited, cancelled or expired	(531)	24.35

Outstanding at December 31, 2009	770	$18.28
Granted	—	—
Exercised	—	—
Forfeited, cancelled or expired	(480)	20.56

Outstanding at December 31, 2010	290	$14.29
Granted	—	—
Exercised	—	—
Forfeited, cancelled or expired	(290)	14.29
Outstanding at December 31, 2011	—	$—	—	$—

Exercisable at December 31, 2011	—	$—	—	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock on the date of determination for those awards that have an exercise price currently below the closing price.  As of December 31, 2011, there were no options outstanding to purchase shares with an exercise price below the quoted price of our common stock.  During the year ended December 31, 2011, 2010 and 2009, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $0, determined as of the date of exercise.

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

The following table summarizes restricted stock activity under the Company’s long-term incentive compensation plans for the years ended December 31, 2011, 2010 and 2009:

	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2009	465	$11.11
Granted	378	1.46
Vested	(164)	11.46
Forfeited	(85)	6.11

Outstanding at December 31, 2009	594	$5.58
Granted	—	—
Vested	(242)	7.09
Forfeited	(100)	4.39

Outstanding at December 31, 2010	252	$4.60
Granted	—	—
Vested	(125)	5.90
Forfeited	(66)	5.03
Outstanding at December 31, 2011	61	$1.46

The Company recognized approximately $160, $1,263 and $1,839 of compensation costs related to the LTICPs during the years ended December 31, 2011, 2010 and 2009, respectively.  Additionally, as of December 31, 2011, there was approximately $35, $167, and $191 of unrecognized compensation cost related to restricted stock awards granted under the Company’s 2008, 2007, and 2006 LTICPs, respectively.  The cost is expected to be recognized over a remaining weighted-average period of 0.4, 1.4, and 0.4 years under the 2008, 2007, and 2006 LTICPs, respectively.  There were 125,000 shares of restricted stock that vested during the year ended December 31, 2011 that had been granted under the 2008, 2007 and 2006 LTICPs.

Availability for Future Issuance – As of December 31, 2011, (i) options to purchase approximately 1,973,000 shares of the Company’s common stock were available for future issuance under the Company’s stock option plans and (ii) options to purchase a maximum of approximately 808,000 shares of the Company’s common stock were available for future issuance under the Company’s LTICPs, reduced by four shares for each share of restricted stock awarded under the 2006 and 2005 LTICPs, under which an aggregate of approximately 210,000 shares of the 808,000 total shares were available for issuance as options, and reduced by two shares for each share of restricted stock awarded under the 2008 and 2007 LTICPs, under which an aggregate of approximately 598,000 of the 808,000 total shares were available for issuance as options.

8. REVENUES/MAJOR CUSTOMERS

Net revenues included in the accompanying consolidated statements of operations are net of licensor participations of $4,756 $9,733 and $30,993 during fiscal years 2011, 2010 and 2009, respectively. The percentages of revenue from major Properties and customers/licensees are as follows:

	December 31,
	2011	2010	2009
Percentage of revenue derived from major Properties (revenue in excess of 10 percent of total revenue)	57%	56%	62%
Number of major Properties	1	2	2

Percentage of revenue derived from major customers/licensees (revenue in excess of 10 percent of total revenue)	45%	39%	18%
Number of major customers/licensees	1	1	1

One Property, “Yu-Gi-Oh!” represented 57% or $7,040 of consolidated net revenues for fiscal 2011.  Two Properties, “Yu-Gi-Oh!” and “Pokémon” represented 36% and 20%, respectively, for a total of 56%, of consolidated net revenues for fiscal 2010, or $8,038. Two Properties, “Teenage Mutant Ninja Turtles” and “Yu-Gi-Oh!” represented 36% and 26%, respectively, for a total of 62%, of consolidated net revenues for fiscal 2009, or $21,031, of which $9,786, or 29% of consolidated net revenues, represented a one-time payment received by the Company in October 2009 in consideration of its agreement to terminate its right to serve as the merchandise licensing agent for the “Teenage Mutant Ninja Turtles” Property prior to the scheduled expiration of its representation agreement with Mirage Group in 2012.    One licensee, Konami, represented 45%, 39% and 18% of consolidated net revenues for fiscal 2011, 2010 and 2009, respectively.  As of December 31, 2011 and 2010, accounts receivable due from the major customer/licensee discussed above represented 21% and 19%, respectively, of the Company’s gross accounts receivable for each such year.

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

The Company is no longer subject to examinations by income tax authorities in most jurisdictions for years prior to 2007.  As of December 31, 2011, the Company is under audit by New York for the year ended December 31, 2009.  At this time, the Company does not expect the results from this income tax audit to have a material impact on the financial statements.

The benefit from income taxes consisted of the following:

	Years Ended December 31,
	2011	2010	2009
Current tax (benefit):
Federal	$—	$—	$(3,927)
State and local	—	—	—
Foreign	—	—	—
	$—	$—	$(3,927)
Deferred tax (benefit):
Federal	—	—	—
State and local	—	—	—
Foreign	—	—	122
	—	—	122

Benefit from income taxes	$—	$—	$(3,805)

The domestic and foreign components of pre-tax loss (including discontinued operations) are as follows:

	Years Ended December 31,
	2011	2010	2009
Domestic	$(15,790)	$(29,370)	$(54,048)
Foreign	(1,294)	(2,270)	(2,213)
Pre-tax loss	$(17,084)	$(31,640)	$(56,261)

	Years Ended December 31,
	2011	% of Pretax	2010	% of Pretax	2009	% of Pretax
Tax at Federal statutory rate	$(5,979)	(35.0)%	$(11,074)	(35.0)%	$(19,691)	(35.0)%
Increase (decrease) in: Valuation allowances	6,353	37.2	12,564	39.7	18,438	32.8
Permanent differences	16	0.1	10	—	150	0.3
State and local taxes - net	(390)	(2.3)	(1,500)	(4.7)	(2,702)	(4.8)
Income tax (benefit) provision	$—	—%	$—	—%	$(3,805)	(6.7)%

The components of the net deferred tax assets (liabilities) are as follows:

	December 31,
	2011	2010
Deferred Tax Assets:
Investments	$4,939	$4,544
Inventory	—	—
Film and television costs	672	719
Accounts receivable allowances	109	224
Net operating loss carryforwards	44,018	37,864
Capital loss carryforwards	4,575	4,575
Restricted stock/Stock options	1,923	1,877
Contributions	100	98
Deferred rent	187	197
Property and equipment	759	976
Gross deferred tax assets	$57,282	$51,074

Deferred Tax Liabilities:
Film and television costs	$—	$—
Foreign earnings	—	—
Accrued minimum guarantees	—	(28)
Gross deferred tax liabilities	$—	$(28)

Valuation allowance	$(57,282)	$(51,046)

Net deferred tax asset	$—	$—
Amounts recognized in the Consolidated Balance
Sheets consist of:
Deferred tax asset – current	$—	$—
Deferred tax asset – non-current	—	—
Net deferred tax asset	$—	$—

A reconciliation of activity for the Company’s deferred tax asset valuation allowance is provided as follows:

	Years Ended December 31,
	2011	2010	2009

Beginning balance	$51,046	$43,500	$33,164
Additions to provision	6,236	10,490	14,383
Credit to accumulated other comprehensive loss	—	(2,944)	(4,047)
	$57,282	$51,046	$43,500

The expiration terms and amounts for which an allowance has been provided with respect to the loss and credit carryforwards reflected in the gross deferred tax assets above are comprised as follows:

Loss Carryforwards	Expiration	Gross Amount

Federal	2031	$106,294
State and local	2016-2031	116,620
Foreign	Indefinite	6,289

Capital Loss Carryforwards

Federal	2015	$23,786
State and local	2015	23,786

The Company records U.S. taxes on undistributed earnings of subsidiaries to the extent such earnings are planned to be remitted and not permanently reinvested.  The Company has no current plans to repatriate more earnings from its foreign subsidiary.

The Company has no unrecognized tax benefits recorded for the years ended December 31, 2011 and 2010.

When and if the Company were to recognize interest or penalties related to unrecognized tax benefits, they would be reported net of federal tax benefit in tax expense.

It is difficult to predict what would occur to change the Company’s unrecognized tax benefits over the next twelve months.  The Company believes, however, that there should be no change during the next twelve months.

10. LOSS PER SHARE

The Company computes basic EPS based solely on the weighted average number of common shares outstanding during the period in accordance with authoritative guidance issued by the FASB. Diluted EPS reflects all potential dilution of common stock. For the years ended December 31, 2011, 2010 and 2009, 0, 290,000 and 770,250 shares, respectively, attributable to the outstanding options, were excluded from the calculation of diluted EPS because the effect was antidilutive.

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

Liabilities subject to compromise consisted of the following:

December 31, 2011
Due to Licensors	$2,627
Accounts Payable and Accrued Expenses	4,880
Total	$7,507

Liabilities subject to compromise includes trade accounts payable related to pre-petition purchases, not all of which were paid. As a result, the Company’s cash flows from operations were favorably affected by the stay of payment related to these accounts payable.

12.  SEVERANCE AND EXIT COSTS

In connection with the termination of the operations of TC Digital and TC Websites, the Company recorded charges for severance and termination benefits as well as other exit costs in the amount of approximately $51 during the year ended December 31, 2011.  The charges were attributable to certain exit costs incurred during the period.

A summary of the actions taken for severance and other exit costs have been recorded in loss from discontinued operations and the estimated remaining liability associated with such costs are as follows:

	Total Expenses	Remaining Liability as of December 31, 2011

Severance and related costs	$26	$87
Termination of contracts and leases	25	485
Total	$51	$572

The remaining liability for severance and exit costs, which are included in current liabilities of discontinued operations, will be paid in accordance with the provisions of the contractual agreements and payments are expected to be completed at various times through 2012.

13. DISCONTINUED OPERATIONS

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

The following are the summarized results of discontinued operations for the trading card and game distribution segment for the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,
	2011	2010	2009
Total net revenues	$11	$247	$2,603
Total costs and expenses	62	6,736	23,182
Loss from discontinued operations	$(51)	$(6,489)	$(20,579)

The major classes of assets and liabilities of the discontinued operations on the balance sheet are as follows:

	December 31, 2011	December 31, 2010
ASSETS
Accounts receivable – net	$—	$—
Inventory	—	—
Prepaid and other current assets	18	39
Current assets of discontinued operations	$18	$39

Property and equipment - net	$—	$—
Other assets - net	—	—
Non-current assets of discontinued operations	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$1,583	$1,753
Current liabilities of discontinued operations	$1,583	$1,753

14. ACCOUNTING CHANGE AND RECLASSIFICATION

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

The following table shows the summary impact in the consolidated statements of operations for the year ended December 31, 2009.

            As originally reported:

Year Ended December 31, 2009
Total net revenues	$36,651
Total costs and expenses	59,587
Loss from operations	$(22,936)

             As restated:

Year Ended December 31, 2009
Total net revenues	$34,180
Total costs and expenses	57,116
Loss from operations	$(22,936)

15. DEFINED CONTRIBUTION PLAN

The Company participates in a 401(k) plan covering substantially all employees. Benefits vest based on number of years of service. The Company’s policy is to match 25% of the first 6% of the covered employee’s annual salary, as defined by the plan. Contributions to the plan by the Company amounted to $88, $111 and $140 for the years ended December 31, 2011, 2010 and 2009, respectively.

16. COMMITMENTS AND CONTINGENCIES

a.
Bonus Plan - Bonuses are eligible to key officers and employees in an amount, if any, to be determined in the sole discretion of the Compensation Committee of the Board of Directors in consultation with the management of 4Kids.  No bonuses were awarded to key officers and employees for 2011, 2010 and 2009.

b.
Leases - The Company leases certain office, administration and production facilities. Commitments for minimum rentals, not including common charges, under non-cancelable leases at the end of 2011 are as follows:

Year Ending December 31,	Amount
2012	$1,176
2013	1,232
2014	1,162
2015	1,056
2016	1,088
2017 and after	560
Total	$6,274

Rent expense for all operating leases charged against earnings amounted to $1,305, $2,104 and $2,288 during fiscal years 2011, 2010 and 2009, respectively.

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

During the last few months, the parties have not proceeded with the litigation in light of the filing of the Bankruptcy Cases on April 6, 2011, which had the effect of automatically staying such litigation. The parties have had substantive discussions and have exchanged draft agreements regarding the possible resolution of the claims and counterclaims. There can be no assurance that the parties will conclude their settlement discussions satisfactorily.

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

On May 13, 2011, the Debtors made a motion in the Bankruptcy Court for an order enforcing the automatic stay with respect to 4Kids’ rights under the Yu-Gi-Oh! Agreement, requesting that the Bankruptcy Court confirm that the automatic stay applied to the purported termination of such agreement by the Licensors on March 24, 2011.  On May 18, 2011, the United States District Court judge approved the stipulated order referring the litigation to the United States Bankruptcy Court for the Southern District of New York.  On June 2, 2011, the Bankruptcy Court entered a stipulated Order confirming that the automatic stay applied to the purported termination of the Yu-Gi-Oh! Agreement and reaffirmed that 4Kids may exercise its rights under the Yu-Gi-Oh! Agreement pending the outcome of the litigation between 4Kids and the Licensors.

On June 10, 2011, 4Kids filed its answer and counterclaims against the Licensors.  4Kids disputed substantially all of the audit claims asserted by Licensors in their complaint and asserted counterclaims against the Licensors arising from the termination of the Yu-Gi-Oh! Agreement.  The 4Kids counterclaims seek damages from the Licensors’ wrongful termination of the Yu-Gi-Oh! Agreement.

The trial in the Yu-Gi-Oh! Litigation, initially to determine whether the purported termination of the Yu-Gi-Oh! Agreement was effective and whether any amounts owed by 4Kids to the Licensors exceed the credits claimed by 4Kids for amounts paid or advanced to Licensors, commenced in the Bankruptcy Court on August 29, 2011 and concluded on September 23, 2011.

On December 29, 2011, the Bankruptcy Court issued its decision ruling in favor of 4Kids in the first phase of the Yu-Gi-Oh! Litigation. In its 154 page decision, the Bankruptcy Court ruled that the Yu-Gi-Oh! Agreement was not effectively terminated by the Licensors prior to the 4Kids’ bankruptcy filing on April 6, 2011. Rather, the Bankruptcy Court ruled that the Yu-Gi-Oh! Agreement remained in full force and effect and is property of the 4Kids’ bankrupt estate. In addition, the Court’s opinion carefully considered each of the Licensors’ nine audit findings totaling over $4,700 and concluded that audit findings totaling approximately 99% of the amount claimed by the Licensors were "meritless". The remaining two audit claims totaling $48, which 4Kids does not dispute, were offset by the roughly $800 credit balance in favor of 4Kids as of March 24, 2011, the date that the Licensors sent 4Kids the purported notice of termination, and the $1,000 good-faith payment made by 4Kids on March 17, 2011 which was subsequently returned to 4Kids on January 24, 2012.

On February 29, 2012, 4Kids and the Licensors entered into a Settlement Agreement, dated as of February 27, 2012 (the “Settlement Agreement”), settling all claims brought by Licensors against 4Kids and all counterclaims brought by 4Kids against the Licensors in the Yu-Gi-Oh! Litigation. The Settlement Agreement provides, among other things, for the Licensors to make a payment to 4Kids in the amount of $8,000 upon the order of the Bankruptcy Court approving the Settlement Agreement becoming a final order.  On March 9, 2012, the Bankruptcy Court issued an order approving the Settlement Agreement.  Under the Settlement Agreement, the Licensors acknowledged that the Yu-Gi-Oh! Agreement remained valid, binding and legally enforceable with 4Kids continuing to serve as the exclusive licensing agent for the merchandise licensing, television broadcast and home video rights to the Yu-Gi-Oh! Property throughout the world outside of Asia.  The Settlement Agreement further provided for each of 4Kids and the Licensors to release each other from all claims they may have against each other, other than certain indemnification claims and claims that may arise under the Settlement Agreement.  The Settlement Agreement also provided that the agreement does not constitute an admission by any party of any violation of any agreement or law.

Wildcat Intellectual Property Holdings, LLC v. 4Kids Entertainment, Inc. et al.  On July 5, 2011, Wildcat Intellectual Property Holdings, LLC filed suit against 4Kids, Chaotic USA Entertainment Group, Inc., Electronic Arts Inc., Konami Digital Entertainment, Inc., Nintendo of America Inc., Panini America, Inc., Pokémon USA, Inc., Sony Computer Entertainment America LLC, Sony Online Entertainment LLC, The Topps Company, Inc., Wizards of the Coast LLC and Zynga Inc. (collectively the "Wildcat Defendants) in the United States District Court for the Eastern District of Texas seeking damages and other various fees. The suit alleges that the Wildcat Defendants infringed upon United States Patent Number 6,200,216 entitled "Electronic Trading Card". Since the Wildcat suit with respect to 4Kids pertains to alleged actions by 4Kids occurring prior to the commencement of the Bankruptcy Cases, the Wildcat suit is "stayed" by the 4Kids bankruptcy.

Lehman Brothers, Inc. Claim - The Company believes that Lehman Brothers, Inc., the securities broker-dealer that purchased the auction rate securities on behalf of the Company violated its legal obligations to the Company.  As a result, the Company took various measures to obtain appropriate legal relief, including initiating an arbitration on April 3, 2008 against Lehman Brothers, Inc. and the brokers who had serviced the Company’s Lehman account with the Financial Industry Regulatory Authority.  On September 15, 2008, Lehman Brothers Holdings, Inc., the parent company of Lehman Brothers, Inc., filed for bankruptcy.  The Company’s arbitration proceeding was stayed by the Lehman bankruptcy.  On September 16, 2008, Barclays PLC announced that it had reached an agreement to purchase the assets of Lehman Brothers Holdings, Inc.’s North American operations, including substantial assets of Lehman Brothers, Inc.  The Lehman-Barclays transaction was approved by the United States Bankruptcy Court for the Southern District of New York on September 20, 2008.  On September 19, 2008, the Securities Investor Protection Corporation (“SIPC”) filed a proceeding, placing Lehman Brothers, Inc. in liquidation under the Securities Investor Protection Act (“SIPA”).  SIPC, pursuant to its authority under SIPA, has acted to facilitate the transfer of Lehman Brothers, Inc.’s customer accounts (including the Company’s accounts) to Barclays, PLC.  In late September, 2009, the Company filed a proof of claim against Lehman Brothers, Inc. in the United States Bankruptcy Court for the Southern District of New York. The principal amount of the claim was approximately $31,500 plus interest. In addition, the proof of claim requested treble damages. The proof of claim is a general unsecured claim. The Company’s claim against Lehman Brothers, Inc. is still pending and there has been no determination made as to the validity or allowed amount of the claim.  On October 18, 2011, the Company entered into a settlement agreement and general release with the brokers who had serviced the Company’s account with Lehman Brothers, Inc. for approximately $489.

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

d.
Employment Contracts - As of December 31, 2011, the Company had employment and severance agreements and arrangements with certain of its executive officers and management personnel. The agreements generally continue until terminated by the employee or the Company, and provide for severance payments under certain circumstances.  The majority of the agreements and arrangements provide the employees with certain additional rights after a change of control (as defined in such agreements) of the Company occurs.  The agreements include a covenant against competition with the Company which extends for a period of time after termination for any reason. As of December 31, 2011, if all of the employees under contract were terminated by the Company without good cause or following a change of control, under these contracts, the Company’s liability would be approximately $2,517 or $2,187, respectively.

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

For the 2008/2009 broadcast season, the revenue sharing percentage split in favor of the CW was 80%/20% until $20,000 in revenue has been realized and a revenue split of 50%/50% applied thereafter.  For each other broadcast season, the CW Agreement provides for (1) an 80%/20% revenue split in favor of The CW until it has received its minimum guarantee applicable to such broadcast season, (2) the Company to retain 100% of the revenue until its share of the revenue for such broadcast season equals 35%, (3) a 65%/35% revenue split in favor of The CW until $20,000 in revenue has been realized and (4) a revenue split between the parties of 50%/50% thereafter.  The Agreement also requires the Company to make certain security arrangements in favor of The CW to secure payment of the minimum guarantee and The CW's share of national advertising proceeds.  The following table summarizes the Company’s material firm commitments to The CW as of December 31, 2011:

Year Ending December 31,	CW Agreement
2012	$20,599
2013	6,500
Total	$27,099

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

Under Section 365 and other relevant sections of the Bankruptcy Code, we may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property and equipment, subject to the approval of the Bankruptcy Court and certain other conditions.  Any description of an executory contract or unexpired lease in this report, including, where applicable, our express termination rights or a quantification of our obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights we have under Section 365 of the Bankruptcy Code.

17. NONCONTROLLING INTEREST RELATED TO DISCONTINUED OPERATIONS

As of January 1, 2009, all earnings and losses of a subsidiary are attributed to both the parent and the noncontrolling interest, even if the losses attributable to the noncontrolling interest result in a deficit noncontrolling interest balance.  Previously, any losses exceeding the noncontrolling interest’s investment in the subsidiaries were attributed to the parent.

Effective September 30, 2010, the Company has terminated the operations of TC Digital and TC Websites due to their continued lack of profitability.  As a consequence of the termination of their operations, TC Digital and TC Websites ceased supporting the Chaotic trading card game and website, effective October 1, 2010 (see Note 13, Discontinued Operations).

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

Noncontrolling interest of membership units in TC Digital represents the noncontrolling members’ proportionate share of the equity in the entity. Income is allocated to the membership units noncontrolling interest based on the ownership percentage throughout the year. As of December 31, 2011, the noncontrolling member continued to hold 45% of the equity in the entity.  The following table summarizes the noncontrolling interest’s loss attributable to the noncontrolling equity interest in TC Digital:

	Year Ended December 31,
	2011	2010	2009
TC Digital net loss before common units noncontrolling interest	$(4,181)	$(8,584)	$(19,107)
Noncontrolling interest percentage	45%	45%	45%
Noncontrolling interest loss allocation	(1,882)	(3,863)	(8,598)
Less: Capital contribution from noncontrolling interest	—	—	—
Loss attributable to noncontrolling interest	$(1,882)	$(3,863)	$(8,598)

Included in the TC Digital net loss for the years ended December 31, 2011, 2010 and 2009 is interest expense of $4,137, $3,748 and $2,856, respectively, which has been eliminated in consolidation.  Included in the TC Digital net loss for the year ended December 31, 2010, is $33 related to the operations of TDI, a joint venture owned 50% by TC Digital, 25% by the Company and 25% by Home Focus, see Note 19 for further details.  As of December 31, 2011, Home Focus has not made a required capital contribution to TDI.

As of December 31, 2011, the loss in excess of noncontrolling interest for TC Digital absorbed by 4Kids Digital, in the aggregate, since the formation of such entity is $22,036.

b) TC Websites LLC - Under the terms of the TC Websites operating agreement, 4Kids Websites and CUSA are each entitled to elect two managers to TC Websites’ Management Committee, with 4Kids Websites having the right to break any deadlocks on TC Websites' Management Committee with respect to operational matters.  TC Websites is treated as a consolidated subsidiary of the Company as a result of its majority ownership and its right to break any deadlocks within the TC Websites Management Committee.

As of December 31, 2011, the noncontrolling member held 45% of the equity in the entity.  The following table summarizes the noncontrolling interest’s loss attributable to the noncontrolling equity interest in TC Websites:

	Year Ended December 31,
	2011	2010	2009
TC Websites net loss before common units noncontrolling interest	$(4)	$(1,369)	$(3,959)
Noncontrolling interest percentage	45%	45%	45%
Noncontrolling interest loss allocation	(2)	(616)	(1,782)
Less: Capital contribution from noncontrolling interest	—	10	132
Loss attributable to noncontrolling interest	$(2)	$(606)	$(1,650)

As of December 31, 2011, the loss in excess of noncontrolling interest for TC Websites absorbed by 4Kids Websites in the aggregate since the formation of such entity is $6,038.

18. IMPAIRMENT OF CHAOTIC RELATED ASSETS

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

During the fourth quarter of 2009, the Company recorded $20,195 of charges to reduce the carrying value of certain “Chaotic” assets based on their revised estimated fair values.  Such amounts include: (i) a reduction of the Company’s film inventory of $12,637 through amortization based on a change in the overall expected future revenues of the Property, including approximately $6,943 owed to the Company by CUSA and Apex Marketing, Inc., collectively, for their share of production costs for television episodes of the “Chaotic” Property under their representation agreement with 4Kids Licensing;  (ii) a reduction of the Company’s trading card inventory of $3,829, based on the value of expected future trading card sales; (iii) an impairment charge with respect to the Company’s investment in TDI of $2,430 to reflect the decreased value of this non-performing international joint venture of the “Chaotic” trading card business; and (iv) an impairment charge of $1,299 relating to the decreased value of the Company’s international subsidiary’s investment in a percentage of domestic “Chaotic” trading card sales.

19. RELATED PARTY TRANSACTIONS

National Law Enforcement and Firefighters Children’s Foundation – Alfred Kahn, the Company’s former Chairman and Chief Executive Officer is the founder and President of The National Law Enforcement and Firefighters Children’s Foundation (the “Foundation”). The Foundation is a not-for-profit organization dedicated to helping the children of law enforcement and firefighting personnel and working with law enforcement and firefighting organizations to provide all children with valuable social and life skill programs. During the years ended December 31, 2011, 2010 and 2009, the Company contributed approximately $0, $0 and $66, respectively, to the Foundation.

Chaotic USA Entertainment Group, Inc. (“CUSA”) - On December 11, 2006, 4Kids Digital and CUSA LLC formed TC Digital as a joint venture, with 4Kids Digital now owning 55% of TC Digital’s membership interests and CUSA LLC now owning 45% of TC Digital’s membership interests.  TC Digital is treated as a consolidated subsidiary of the Company as a result of its majority ownership in TC Digital and its right to break any dead-locks within the TC Digital Management Committee. Effective September 30, 2010, the Company terminated the operations of TC Digital and TC Websites due to their continued lack of profitability.  The termination of the business of TC Digital and TC Websites will enable the Company to further reduce costs and focus on its core businesses.  As a consequence of the termination of their operations, TC Digital and TC Websites ceased supporting the Chaotic trading card game and website, effective October 1, 2010.  The results of operations of TC Digital and TC Websites are reported in the Company’s consolidated financial statements as discontinued operations (see Note 13), subject to a noncontrolling interest.  Bryan Gannon (“Gannon”), President and Chief Executive Officer of CUSA and John Milito (“Milito”), Executive Vice President and Chief Operating Officer of CUSA, each own an interest of approximately 32% in CUSA and became officers of TC Digital in 2006.  Milito’s employment with TC Digital was terminated on December 31, 2009.   Gannon’s employment with TC Digital was terminated on October 15, 2010.

As of December 31, 2011, the Company had entered into the following transactions with CUSA and CUSA LLC, or parties related to Gannon and Milito that are summarized below:

°
Chaotic Property Representation Agreement - On December 11, 2006, 4Kids Licensing, CUSA and Apex Marketing, Inc. (“Apex”), a corporation in which Gannon holds 60% of the outstanding capital stock and Milito owns 39% of the outstanding capital stock, entered into an amended and restated Chaotic Property Representation Agreement (“CPRA”) replacing the original Chaotic Property Representation Agreement entered into by the parties in April 2005. Under the terms of the CPRA, 4Kids Licensing is granted exclusive television broadcast and production, merchandising licensing, and home video rights to the “Chaotic” Property worldwide in perpetuity, subject to certain limited exceptions. Under the terms of the CPRA, all “Chaotic” related income less approved merchandising and other expenses shall be distributed 50% to the Company and 50% to CUSA and Apex, excluding trading card royalties which are distributed 55% to 4Kids Digital and 45% to CUSA. Additionally, all approved production expenses for television episodes based on the “Chaotic” property are allocated 50% to 4Kids Licensing and 50% to CUSA and Apex. As of December 31, 2011, 2010 and 2009 there were no distributions and approximately $8,364, $8,583 and $8,458, respectively, of production, merchandising and other general expenses were owed to 4Kids Licensing by CUSA and Apex, collectively, which were fully reserved on the Company’s consolidated financial statements.

°
Patent License Agreements - On December 11, 2006, TC Digital and TC Websites each entered into an agreement (the “Patent License Agreements”) with Cornerstone Patent Technologies, LLC (“Cornerstone”), a limited liability company, in which Gannon and Milito each hold a 25% membership interest. Pursuant to the Patent License Agreements, TC Digital and TC Websites obtained exclusive licenses (subject to certain exceptions) to use certain patent rights in connection with “Chaotic” and other trading card games which are uploaded to websites owned and operated by each such entity. Additionally, each of TC Digital and TC Websites agreed to pay Cornerstone a royalty of 1.5% of the Manufacturers Suggested Retail Price for the sale of trading cards.  On September 10, 2007, the Company purchased a 25% interest in such patents from Cornerstone for $750. During the years ended December 31, 2011 and 2010, the Company earned no royalties and during the year ended December 31, 2009 the Company earned royalties of $250, associated with its portion of the patents, related to the sales of “Chaotic” trading cards, which such royalties are eliminated in the Company’s consolidated financial statements.

°
Operating Agreement of TC Digital LLC - Under the terms of the TC Digital operating agreement (“TCD Agreement”), TC Digital is obligated to pay the following fees and/or royalties to: (i) 4Kids Digital equal to 3% of TC Digital’s gross revenues up to $350 per year for management services performed; (ii) 4Kids Digital and CUSA equal to 3% of net sales of each pack of trading cards sold; and  (iii) the Company equal to (x) 10% of the net sales of “Chaotic” trading cards and (y) an additional 1% of net sales of “Chaotic” trading cards above $50 million during a calendar year.  The Company acquired its rights to receive royalties of 10% in respect to net sales of “Chaotic” trading cards under the TCD Agreement through purchases from Dracco Company Ltd. (“Dracco”) of a 5% royalty stream on October 17, 2007, a 1% royalty stream, previously allocated to CUSA from Dracco, on December 18, 2007, a 4% royalty stream on March 17, 2008 in exchange for one-time payments of $2,250, $450 and $1,100, respectively.  The consideration for the purchase of the 1% royalty stream for $450 was satisfied through the settlement of certain capital contributions required to be made by CUSA to TC Websites under the TCW Agreement.  During the years ended December 31, 2011, 2010, 2009, the Company and CUSA earned royalties and or fees of $0, $74, and $879, respectively relating to the sales of “Chaotic” trading cards under the TCD agreement.  The Company’s portion of royalties and its management fee were eliminated in its consolidated financial statements.

°
Chaotic Merchandise License Agreement - On December 11, 2006, 4Kids Licensing, CUSA and TC Digital entered into a merchandise licensing agreement pursuant to which 4Kids Licensing and CUSA granted TC Digital exclusive rights to manufacture, produce and license “Chaotic” trading cards and related accessories through December 31, 2016. Under the terms of the agreement, TC Digital is obligated to pay a royalty on trading cards and all related accessories equal to (i) 4% of net sales to 4Kids Licensing while any amounts are outstanding to 4Kids Digital under the loan agreement or line of credit agreement or (ii) if no amounts are outstanding to 4Kids Digital under the loan agreement or line of credit agreement, 8% of net sales of such cards and accessories, 55% of which will be paid to 4Kids Licensing and 45% of which will be paid to CUSA.  For the years ended December 31, 2011, 2010 and 2009, no royalties had been earned under this agreement.

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

°
TDI Shareholders Agreement - Under the TDI Agreement, the Board of Directors of TDI consists of four directors. TC Digital has the right to elect two directors and the Company and Home Focus each have the right to elect one director. There are a number of extraordinary actions that require the consent by shareholders holding at least 80% of the voting stock of TDI in addition to approval of the Board of Directors. The TDI Agreement requires the shareholders to provide TDI with additional capital on a pro rata basis in exchange for additional equity. Under the TDI Agreement, TDI is required to pay or reimburse TC Digital for the costs and expenses associated with the printing, advertising, marketing and promotion of the “Chaotic” trading card game in the TDI Territory (as defined in the TDI Agreement). In addition, TDI is responsible for reimbursing TC Digital and TC Websites for the cost of translating the “Chaotic” trading cards and “Chaotic” website into the European languages and for bandwidth and equipment charges associated with making the “Chaotic” website operational in the TDI Territory. TDI is also required to pay TC Digital and TC Websites a design fee equal to 3% and 1.5%, respectively, of net sales of “Chaotic” trading cards in the TDI  Territory.   For the years ended December 31, 2011 and 2010, TC Digital and TC Websites earned no royalties and for the year ended December 31, 2009 TC Digital and TC Websites earned royalties of $33 and $16 respectively, under this agreement arising from the net sales of “Chaotic” trading cards in the TDI Territory.  The royalties earned by TC Digital and TC Websites are eliminated in the Company’s consolidated financial statements.

20.  SUBSEQUENT EVENTS

On February 29, 2012, 4Kids and the Licensors entered into a Settlement Agreement, dated as of February 27, 2012 (the “Settlement Agreement”), settling all claims brought by Licensors against 4Kids and all counterclaims brought by 4Kids against the Licensors in the Yu-Gi-Oh! Litigation. The Settlement Agreement provides, among other things, for the Licensors to make a payment to 4Kids in the amount of $8,000 upon the order of the Bankruptcy Court approving the Settlement Agreement becoming a final order.  On March 9, 2012, the Bankruptcy Court issued an order approving the Settlement Agreement.  Under the Settlement Agreement, the Licensors acknowledged that the Yu-Gi-Oh! Agreement remained valid, binding and legally enforceable with 4Kids continuing to serve as the exclusive licensing agent for the merchandise licensing, television broadcast and home video rights to the Yu-Gi-Oh! Property throughout the world outside of Asia.  The Settlement Agreement further provided for each of 4Kids and the Licensors to release each other from all claims they may have against each other, other than certain indemnification claims and claims that may arise under the Settlement Agreement.  The Settlement Agreement also provided that the agreement does not constitute an admission by any party of any violation of any agreement or law.

Subsequent events were evaluated by the Company through the date the financial statements were issued.  There were no other events that occurred subsequent to December 31, 2011 that would require recognition or disclosure in the Company’s consolidated financial statements.

21. SEGMENT AND RELATED INFORMATION

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
All inter-segment transactions have been eliminated in consolidation.

Years Ended December 31,	Licensing	Advertising Media and Broadcast	TV and Film Production/ Distribution	Total
2011:
Net revenues from external customers	$8,962	$1,635	$1,749	$12,346
Amortization of television and film costs	—	—	2,762	2,762
Interest income	63	—	1	64
Impairment of investment securities	—	—	—	—
Loss on sale of investment security	(910)	—	—	(910)
Reorganization items	(1,628)	—	—	(1,628)
Gain on litigation	1,846	—	—	1,846
Segment loss	(3,152)	(9,998)	(3,883)	(17,033)
Segment assets	7,128	2,895	5,903	15,926

2010:
Net revenues from external customers	$12,046	$921	$1,511	$14,478
Amortization of television and film costs	—	—	6,827	6,827
Interest income	396	6	1	403
Impairment of investment securities	(3,578)	—	—	(3,578)
Loss on sale of investment security	(1,616)	—	—	(1,616)
Segment loss	(7,822)	(8,161)	(9,168)	(25,151)
Segment assets	16,356	4,995	7,680	29,031

2009:
Net revenues from external customers	$24,068	$2,772	$7,340	$34,180
Amortization of television and film costs	—	—	21,511	21,511
Impairment of investment in international trading card subsidiary	2,430	—	—	2,430
Interest income	1,059	17	—	1,076
Impairment of investment securities	(6,175)	—	—	(6,175)
Loss on sale of investment security	(7,647)	—	—	(7,647)
Segment loss	(8,913)	(4,278)	(22,491)	(35,682)
Segment assets	32,820	7,606	12,105	52,531

Net revenues from external customers and segment profit from discontinued operations have been excluded and are disclosed in Note 13.  Additionally, segment assets relating to discontinued operations of $18, $39, and $4,122 as of December 31, 2011, 2010, and 2009, respectively, have also been excluded in segment reporting.

Additionally, through the Company’s London office and network of international subagents, which allow it to license its Properties throughout the world, the Company recognized net revenues from international sources primarily in Europe, of approximately $1,488, $2,240 and $7,130 during fiscal years 2011, 2010 and 2009, respectively.  As of December 31, 2011 and 2010, net assets of the Company’s London office were $568 and $691, respectively.

22. SUMMARIZED QUARTERLY DATA (UNAUDITED)

Following is a summary of the quarterly results of operations for the years ended December 31, 2011 and 2010:

	Fiscal Quarters
2011	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Revenues	$3,859	$2,780	$2,637	$3,070
Loss from continuing operations	(3,558)	(4,664)	(5,252)	(3,559)
Net loss from discontinued operations	438	459	468	468
Net loss attributable to 4Kids Entertainment, Inc.	$(3,120)	$(4,205)	$(4,784)	$(3,091)
Basic and diluted loss per share attributable to
4Kids Entertainment, Inc. common shareholders
Continuing operations	$(0.26)	$(0.34)	$(0.38)	$(0.26)
Discontinued operations	0.03	0.03	0.03	0.03
Basic and diluted loss per share attributable to
4Kids Entertainment, Inc. common shareholders	$(0.23)	$(0.31)	$(0.35)	$(0.23)

	Fiscal Quarters
2010	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Revenues	$4,230	$2,456	$2,986	$4,806
Loss from continuing operations	(2,969)	(5,934)	(8,488)	(7,760)
Net (loss) income from discontinued operations	(510)	(532)	(1,356)	388
Net loss attributable to 4Kids Entertainment, Inc.	$(3,479)	$(6,466)	$(9,844)	$(7,372)
Basic and diluted loss per share attributable to
4Kids Entertainment, Inc. common shareholders
Continuing operations	$(0.22)	$(0.44)	$(0.63)	$(0.57)
Discontinued operations	(0.04)	(0.04)	(0.10)	0.03
Basic and diluted loss per share attributable to
4Kids Entertainment, Inc. common shareholders	$(0.26)	$(0.48)	$(0.73)	$(0.54)

Quarterly amounts for loss per share may not agree to annual amount due to rounding.

During the fourth quarter of 2011, the Company recorded a gain of $1,846 relating to the settlement agreements between the Company and ADK and TV Tokyo and the settlement agreement with certain officers of Lehman Brothers, Inc. of $1,357 and $489, respectively.

During the fourth quarter of 2010, the Company recorded an impairment charge of $3,578 in non-operating expense relating to the Company’s investment securities which were then other than temporarily impaired.

******