Form 10-Q
period 2012-03-31
4 KIDS ENTERTAINMENT INC
filed 2012-05-15
CIK 58592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR
 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to ____________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐             Accelerated filer  ☐             Non-accelerated filer  ☐            Smaller reporting company  ☒
      (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.     Yes ☐     No ☐

As of May 14, 2012, the number of shares outstanding of the common stock of 4Kids Entertainment, Inc., par value $.01 per share was 13,653,824.

4Kids Entertainment, Inc. and Subsidiaries

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.
4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2012 and DECEMBER 31, 2011
(In thousands of dollars, except share data)
	March 31, 2012	December 31, 2011
ASSETS:	(Unaudited)
Current assets:
Cash and cash equivalents	$8,611	$1,627
Accounts receivable - net	4,247	6,221
Prepaid expenses and other current assets	1,001	1,247
Current assets of discontinued operations	—	18
Total current assets	13,859	9,113

Property and equipment - net	613	707
Accounts receivable - noncurrent, net	278	378
Film and television costs - net	2,464	2,465
Other assets - net	3,663	3,281
Total assets	$20,877	$15,944

LIABILITIES AND DEFICIT:
Liabilities not subject to compromise:
Current Liabilities:
Due to licensors	$1,321	$1,176
Accounts payable and accrued expenses	11,944	11,071
Current liabilities of discontinued operations	1,570	1,583
Deferred revenue	101	166
Total current liabilities	14,936	13,996

Deferred rent	487	498
Total liabilities not subject to compromise	15,423	14,494
Liabilities subject to compromise	7,525	7,507
Total liabilities	22,948	22,001

Commitments and contingencies (Note 10)
4Kids Entertainment, Inc. shareholders’ deficit
Preferred stock, $.01 par value – authorized 3,000,000 shares; none issued	—	—
Common stock, $.01 par value - authorized 40,000,000 shares; issued 15,777,711 shares; outstanding 13,653,824 shares at March 31, 2012 and December 31, 2011	158	158
Additional paid-in capital	69,436	69,436
Accumulated other comprehensive income	465	501
Accumulated deficit	(19,040)	(23,063)
	51,019	47,032
Less cost of 2,123,887 treasury shares at March 31, 2012 and December 31, 2011	(36,488)	(36,488)
Total equity of 4Kids Entertainment, Inc. shareholders	14,531	10,544
Noncontrolling interests related to discontinued operations	(16,602)	(16,601)
Total shareholders’ deficit	(2,071)	(6,057)
Total liabilities and shareholders’ deficit	$20,877	$15,944

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(In thousands of dollars, except share data)
	Three Months Ended
	March 31,
	2012	2011
Net revenues:
Service revenue	$2,083	$3,377
Other revenue	—	482
Total net revenues	2,083	3,859

Costs and expenses:
Selling, general and administrative	5,156	5,843
Amortization of television and film costs	354	721
Total costs and expenses	5,510	6,564

Loss from operations	(3,427)	(2,705)

Other income (expense):
Interest income	—	57
Loss on sale of investment securities	—	(910)
Total other expense	—	(853)

Loss from continuing operations before reorganization and litigation items	(3,427)	(3,558)
Reorganization items	(548)	—
Gain on litigation	8,000	—

Income (loss) from continuing operations	4,025	(3,558)
Loss from discontinued operations	(3)	(43)
Net income (loss)	4,022	(3,601)
Loss attributable to noncontrolling interests, discontinued operations	1	481
Net income (loss) attributable to 4Kids Entertainment, Inc.	$4,023	$(3,120)

Per share amounts:
Basic and diluted earnings (loss) per share attributable to 4Kids Entertainment, Inc. common shareholders
Continuing operations	$0.29	$(0.26)
Discontinued operations	—	0.03
Basic and diluted earnings (loss) per share attributable to 4Kids Entertainment, Inc. common shareholders	$0.29	$(0.23)

Weighted average common shares outstanding:
Basic	13,653,824	13,528,958
Diluted	13,654,352	13,528,958

Net income (loss) attributable to 4Kids Entertainment, Inc.:
Income (loss) from continuing operations	$4,025	$(3,558)
Loss from discontinued operations	(3)	(43)
Loss attributable to noncontrolling interests, discontinued operations	1	481
Net (loss) income from discontinued operations	(2)	438
Net income (loss) attributable to 4Kids Entertainment, Inc.	$4,023	$(3,120)

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)
(In thousands of dollars and shares)

	Three Months Ended
	March 31,
	2012	2011

Net income (loss)	$4,023	$(3,120)
Translation adjustment	(36)	7
Total comprehensive income (loss)	$3,987	$(3,113)

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
THREE MONTHS ENDED MARCH 31, 2012 (UNAUDITED)
(In thousands of dollars and shares)

	4Kids Entertainment, Inc. Shareholders’
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Less Treasury Stock	Total Equity of 4Kids Entertainment, Inc. Shareholders’	Non-controlling Interests	Total Shareholders’ Deficit
	Shares	Amount

BALANCE, DECEMBER 31, 2011	15,778	$158	$69,436	$(23,063)	$501	$(36,488)	$10,544	$(16,601)	$(6,057)
Net income (loss)	—	—	—	4,023	—	—	4,023	(1)	4,022
Translation adjustment	—	—	—	—	(36)	—	(36)	—	(36)
BALANCE, MARCH 31, 2012	15,778	$158	$69,436	$(19,040)	$465	$(36,488)	$14,531	$(16,602)	$(2,071)

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(In thousands of dollars)

	2012	2011
Cash flows from operating activities:
Net income (loss)	$4,022	$(3,601)
Loss from discontinued operations	3	43
Income (loss) from continuing operations	4,025	(3,558)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	116	139
Amortization of television and film costs	354	721
Recovery for doubtful accounts	(84)	(82)
Loss on sale of investment securities	—	910
Changes in operating assets and liabilities:
Accounts receivable	2,168	2,611
Film and television costs	(353)	(758)
Income taxes receivable	—	2
Prepaid expenses and other current assets	255	(331)
Other assets – net	(405)	(130)
Due to licensors	145	156
Accounts payable and accrued expenses	863	(1,824)
Liabilities subject to compromise	18	—
Deferred revenue	(65)	(565)
Deferred rent	(11)	(48)
Net cash provided by (used in) continuing operating activities	7,026	(2,757)
Net cash provided by (used in) discontinued operating activities	4	(192)
Net cash provided by (used in) operating activities	7,030	(2,949)

Cash flows from investing activities:
Proceeds from sale of investments	—	6,216
Purchase of property and equipment	—	(2)
Net cash provided by investing activities	—	6,214

Effects of exchange rate changes on cash and cash equivalents	(46)	(4)

Net increase in cash and cash equivalents	6,984	3,261
Cash and cash equivalents, beginning of period	1,627	4,195
Cash and cash equivalents, end of period	$8,611	$7,456

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

4Kids’ consolidated financial statements have been prepared assuming that we will be able to continue to operate as a going concern.  4Kids historical recurring losses and negative cash flows from operations together with its bankruptcy filing has caused 4Kids’ independent registered public accounting firm, in the Company’s annual report for the year ended December 31, 2011, to include an explanatory paragraph in their report dated March 22, 2012, expressing substantial doubt about 4Kids’ ability to continue as a going concern.

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

On February 29, 2012, 4Kids and the Licensors (hereinafter defined) entered into a Settlement Agreement, dated as of February 27, 2012 (the “Settlement Agreement”), settling all claims brought by Licensors against 4Kids and all counterclaims brought by 4Kids against the Licensors in the Yu-Gi-Oh! Litigation. The Settlement Agreement provides, among other things, for the Licensors to make a payment to 4Kids in the amount of $8,000 upon the order of the Bankruptcy Court approving the Settlement Agreement becoming a final order.  On March 9, 2012, the Bankruptcy Court issued an order approving the Settlement Agreement and, accordingly, the Company recognized a gain on litigation settlement of $8,000.  Under the Settlement Agreement, the Licensors acknowledged that the Yu-Gi-Oh! Agreement (hereinafter defined) remained valid, binding and legally enforceable with 4Kids continuing to serve as the exclusive licensing agent for the merchandise licensing, television broadcast and home video rights to the Yu-Gi-Oh! Property throughout the world outside of Asia.  The Settlement Agreement further provided for each of 4Kids and the Licensors to release each other from all claims they may have against each other, other than certain indemnification claims and claims that may arise under the Settlement Agreement.  The Settlement Agreement also provided that the agreement does not constitute an admission by any party of any violation of any agreement or law.  On March 27, 2012, 4Kids received the payment in the amount of $8,000 pursuant to the Settlement Agreement.

On April 26, 2012, 4Kids, and its subsidiaries which are debtors in the cases pending in the Bankruptcy Court, (4Kids and such subsidiaries, collectively, “Seller”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), which contemplates the sale of substantially all of its assets to Kidsco Media Ventures LLC, a Delaware limited liability company, and an affiliate of Saban Capital Group (“Kidsco” or “Purchaser”) for a purchase price of $10,000, subject to certain adjustments (the “Purchase Price”).  The transaction is proposed under section 363 of the Bankruptcy Code.  The transaction is subject to, among other things, (i) competitive bidding pursuant to such sale procedures which was approved by the Bankruptcy Court at a hearing on April 27, 2012, and (ii) approval of the transaction by the Bankruptcy Court.

While the consummation of the Settlement Agreement and the execution of the Asset Purchase Agreement represent significant steps in the process of resolving the Bankruptcy Cases, the timing of any resolution of the Bankruptcy Cases will depend on the timing and outcome of numerous other ongoing matters therein, and it is not possible at this time to accurately predict when such other matters will be resolved.  We have incurred and will continue to incur significant costs associated with the Bankruptcy Cases.  The amount of these costs, which began in April 2011 and are being expensed as incurred, are expected to significantly affect our results of operations, financial position and liquidity.  The Bankruptcy Cases have also presented challenges to our ability to generate additional revenues in all of our business segments especially as it relates to the sales of commercial advertising.

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

On February 29, 2012, 4Kids and the Licensors entered into a Settlement Agreement, settling all claims brought by Licensors against 4Kids and all counterclaims brought by 4Kids against the Licensors in the Yu-Gi-Oh! Litigation. The Settlement Agreement provides, among other things, for the Licensors to make a payment to 4Kids in the amount of $8,000 upon the order of the Bankruptcy Court approving the Settlement Agreement becoming a final order.  On March 9, 2012, the Bankruptcy Court issued an order approving the Settlement Agreement and, accordingly, the Company recognized a gain on litigation settlement of $8,000.  Under the Settlement Agreement, the Licensors acknowledged that the Yu-Gi-Oh! Agreement remained valid, binding and legally enforceable with 4Kids continuing to serve as the exclusive licensing agent for the merchandise licensing, television broadcast and home video rights to the Yu-Gi-Oh! Property throughout the world outside of Asia.  The Settlement Agreement further provided for each of 4Kids and the Licensors to release each other from all claims they may have against each other, other than certain indemnification claims and claims that may arise under the Settlement Agreement.  The Settlement Agreement also provided that the agreement does not constitute an admission by any party of any violation of any agreement or law. On March 27, 2012, 4Kids received the payment in the amount of $8,000 pursuant to the Settlement Agreement.

The Company continues to incur costs in connection with the Bankruptcy Cases.  The Company expects these costs to continue throughout the Bankruptcy proceedings.  Despite the $8,000 cash received from the Yu-Gi-Oh! Settlement, the Company’s overall cash position as of March 31, 2012, together with the realized and anticipated effects of the significant cost cutting initiatives implemented by the Company beginning in 2009 and continuing in 2012 provides only limited liquidity to fund the Company’s day-to-day operations. The financial challenges facing the Company as a result of its recent history of losses and the limited liquidity available to it to fund day-to-day operations raises substantial doubt about the Company’s ability to continue as a going concern.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon the success of our reorganizational efforts and a number of other factors, including our ability to generate additional revenues. The Company’s financial statements have been prepared assuming that the Company will continue as a going concern and do not contain any adjustments that may result from the outcome of this uncertainty.

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

Discontinued Operation - Trading Card and Game Distribution - Through its wholly-owned subsidiary, 4Kids Digital Games, Inc. (“4Kids Digital”), the Company owns 55% of TC Digital Games LLC, a Delaware limited liability company (“TC Digital”) which produced, marketed and distributed the “Chaotic” trading card game. Through its wholly-owned subsidiary, 4Kids Websites, Inc. (“4Kids Websites”), the Company owns 55% of TC Websites LLC, a Delaware limited liability company (“TC Websites”) which owns and operated www.chaoticgame.com, the companion website for the “Chaotic” trading card game.  TC Digital and TC Websites are the exclusive licensees of certain patents covering the uploading of coded trading cards to a website where online game play and community activities occur.  Effective September 30, 2010, the Company terminated the operations of TC Digital and TC Websites due to their continued lack of profitability.  The termination of the business of TC Digital and TC Websites enabled the Company to further reduce costs and focus on its core businesses.  As a consequence of the termination of their operations, TC Digital and TC Websites ceased supporting the Chaotic trading card game and website, effective October 1, 2010.  The results of operations of TC Digital and TC Websites are reported in the Company’s consolidated financial statements as discontinued operations (see Note 8), subject to a noncontrolling interest.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The consolidated financial statements, except for the December 31, 2011 consolidated balance sheet, are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011 presented in our Annual Report on Form 10-K. The consolidated balance sheet as of December 31, 2011 was derived from the audited consolidated balance sheet contained in our Annual Report on Form 10-K.  All significant intercompany accounts and transactions have been eliminated.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position of the Company as of March 31, 2012 and December 31, 2011, and the results of operations and comprehensive income (loss) for the three months ended March 31, 2012 and 2011, and changes in equity for the three months ended March 31, 2012 and cash flows for the three months ended March 31, 2012 and 2011. Because of the inherent seasonality and changing trends of the toy, game, entertainment and advertising industries, operating results for the Company on a quarterly basis may not be indicative of operating results for the full year.

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

Fair Value Measurements - The fair values of the Company’s financial instruments reflect the estimates of amounts that would be received from selling an asset in an orderly transaction between market participants at the measurement date.  The fair value estimates presented in this report are based on information available to the Company as of March 31, 2012 and December 31, 2011.

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

Reclassifications - Certain reclassifications have been made to prior year amounts to conform to 2012 presentation.

Other Comprehensive Income (Loss) - The Company classifies items as other comprehensive loss by their nature in the financial statements and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet. The assets and liabilities of the Company’s foreign subsidiary, 4Kids International have been recorded in their local currency and translated to U.S. dollars using period-end exchange rates. Income and expense items have been translated at the average rate of exchange prevailing during the period. Any adjustment resulting from translating the financial statements of the foreign subsidiary is reflected in “other comprehensive loss”, net of related tax.

Recently Issued Accounting Standards – There have been no recent accounting pronouncements expected to have a material impact on the Company’s financial condition or results of operations and cash flow.

Recently Adopted Accounting Standards – In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The objective of ASU 2011-05 is to improve the comparability, consistency, and transparency of financial reporting, to increase the prominence of items reported in other comprehensive income, and to facilitate convergence of U.S. GAAP and International Financial Reporting Standards. To achieve this, the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in ASU 2011-05 require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. Finally, current GAAP does not require an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income, which is required by the guidance in ASU 2011-05. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.   The Company’s adoption of this guidance did not have a material effect on the Company’s consolidated financial position and results of operations.

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

Restricted Stock Awards

The Company granted restricted stock awards of approximately 378,000 shares on May 22, 2009 under its 2008 long-term incentive compensation plan (“LTICP”). The restricted stock awards were granted to certain employees, including officers and members of the Board of Directors, at a grant price of $1.46 (the average of the high and low stock price from the previous day of trading).  The restricted stock awards vest annually over a period of three years from the date of grant, with accelerated vesting upon a change of control of the Company (as defined in the applicable plan).  During the restriction period, award holders do not have the rights of stockholders and cannot transfer ownership. Additionally, nonvested shares of award holders are subject to forfeiture.  These awards are forfeited and revert to the Company in the event of employment termination, except in the case of death, disability, retirement or other specified events.

A summary of restricted stock award activity under the Company’s LTICPs as of March 31, 2012 and changes during the three months then ended is presented as follows:

	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value

Outstanding at January 1, 2012	61	$1.46
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2012	61	$1.46

The Company recognized approximately $22 and $16 of compensation costs related to the LTICPs during the three months ended March 31, 2012 and 2011, respectively.  Additionally, as of the three months ended March 31, 2012, there was approximately $13 of unrecognized compensation cost related to restricted stock awards granted under the Company’s 2008 LTICPs.  The cost is expected to be recognized over a remaining weighted-average period of 0.1 years under the 2008 LTICPs.

Availability for Future Issuance – As of March 31, 2012, (i) options to purchase approximately 1,973,000 shares of the Company’s common stock were available for future issuance under the Company’s stock option plans and (ii) options to purchase a maximum of approximately 808,000 shares of the Company’s common stock were available for future issuance under the Company’s LTICPs, reduced by four shares for each share of restricted stock awarded under the 2006 and 2005 LTICPs, under which an aggregate of approximately 210,000 shares of the 808,000 total shares were available for issuance as options, and reduced by two shares for each share of restricted stock awarded under the 2008 and 2007 LTICPs, under which an aggregate of approximately 598,000 of the 808,000 total shares were available for issuance as options.

4. INCOME TAXES

The (expense) benefit from income taxes consisted of the following:

	Three Months Ended
	March 31,
	2012	2011
Current	$—	$—
Deferred	(1,775)	941
	$(1,775)	$941
Less: Changes in valuation allowance	1,775	(941)
Total	$—	$—

The Company and its wholly-owned subsidiaries file income tax returns in the United States and in the United Kingdom. Income tax expense (benefit) is determined using the asset and liability method provided for in the authoritative guidance issued by the FASB. Deferred income taxes are recognized at currently enacted tax rates for the expected future tax consequences attributable to temporary differences between amounts reported for income tax purposes and financial reporting purposes. Deferred taxes are provided for the undistributed earnings as if they were to be distributed.  The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In view of the level of deferred tax assets as of March 31, 2012 and the Company’s historical losses from operations, the Company has determined that it should record a full valuation allowance against its net deferred tax assets.  The Company did not record tax expense for the three months ended March 31, 2012, as it has net operating loss available to offset any taxable income forecast for the year ending December 31, 2012.  The Company did not record a benefit from income taxes for the three months ended March 31, 2011 as it was not be able to carryback any of its 2011 net operating losses and it is more likely than not that the Company will not be able to realize its deferred tax assets.  The Company has not recorded any liability for unrecognized tax benefits.

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

5. EARNINGS (LOSS) PER SHARE

The Company computes basic EPS based solely on the weighted average number of common shares outstanding during the period in accordance with authoritative guidance issued by the FASB. Diluted EPS reflects all potential dilution of common stock. For the three months ended March 31, 2012 and 2011, 0 and 200,782 shares, respectively, attributable to the exercise of outstanding options, were excluded from the calculation of diluted EPS because the effect was antidilutive.

6. LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise refers to unsecured obligations that will be accounted for under any bankruptcy plan. Generally, actions to enforce or otherwise effect payment of liabilities arising prior to the commencement of the Bankruptcy Cases (“Pre-Petition Liabilities”) are stayed.  The authoritative guidance issued by the FASB requires Pre-Petition liabilities that are subject to compromise to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.  These liabilities represent the estimated amount expected to be allowed on known or potential claims to be resolved through the Bankruptcy Cases, and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of collateral securing the claims, proofs of claim, or other events.  Liabilities subject to compromise also include certain items that may be assumed under a plan of reorganization, and as such, may be subsequently reclassified to liabilities not subject to compromise.  Unless otherwise provided for in the Bankruptcy Code or any “claims bar date order” entered in the Bankruptcy Cases, holders of pre-petition claims are required to file proofs of claims by the “bar date” established with approval of the Bankruptcy Court.  A bar date is the date by which certain claims against the Debtors must be filed if the claimants wish to receive any distribution in Bankruptcy Cases.  Creditors have been notified that April 18, 2012 is the bar date in the Bankruptcy Cases and were required to file a proof of claim with the Bankruptcy Court by that date.  Differences between liability amounts estimated by the Debtors and claims filed by creditors will be investigated and, if necessary, the Bankruptcy Court will make a final determination of the amount of any allowable claim.  The determination of how liabilities will ultimately be treated cannot be made until the Bankruptcy Court approves a bankruptcy plan.  Accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time.

Liabilities subject to compromise consisted of the following:

	March 31, 2012	December 31, 2011
Due to Licensors	$2,627	$2,627
Accounts Payable and Accrued Expenses	4,898	4,880
Total	$7,525	$7,507

Liabilities subject to compromise includes trade accounts payable related to pre-petition purchases, not all of which were paid. As a result, the Company’s cash flows from operations were favorably affected by the stay of payment related to these accounts payable.

7. SEVERANCE AND EXIT COSTS

In connection with the termination of the operations of TC Digital and TC Websites (see Note 8), the Company recorded no charges for severance and termination benefits and other exit costs during the three months ended March 31, 2012.

A summary of the actions taken for severance and other exit-costs have been recorded in loss from discontinued operations in the prior year and the estimated remaining liability associated with such costs are as follows:

Remaining Liability as of March 31, 2012
Severance and related costs	$87
Termination of contracts and leases	485
Total	$572

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

The following are the summarized results of discontinued operations for the trading card and game distribution segment for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
	2012	2011
Net revenues	$—	$11
Total costs and expenses	3	54
Loss from discontinued operations	$(3)	$(43)

The major classes of assets and liabilities of the discontinued operations on the balance sheet are as follows:

	March 31, 2012	December 31, 2011
ASSETS
Prepaid and other current assets	$—	$18
Current assets of discontinued operations	$—	$18

LIABILITIES
Accounts payable and accrued expenses	$1,570	$1,583
Current liabilities of discontinued operations	$1,570	$1,583

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

On March 24, 2011, 4Kids received a letter from the Nihon Ad Systems, Inc., on behalf of itself and TV Tokyo Corporation (collectively, the “Licensors”), purporting to terminate the agreement dated July 1, 2008 between the Licensors and 4Kids with respect to the Yu-Gi-Oh! Property (the “Yu-Gi-Oh! Agreement”) for alleged breaches of the Yu-Gi-Oh! Agreement by 4Kids.  The purported termination letter did not comply with the 10 business day notice and cure provision in the Yu-Gi-Oh! Agreement. On March 24, 2011, the Licensors filed a lawsuit against the Company in the United States District Court for the Southern District of New York also claiming that the Company has breached the Yu-Gi-Oh! Agreement on grounds substantially the same as those asserted in its audit findings and seeking more than $4,700 in damages (the “Yu-Gi-Oh! Litigation”).

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

On February 29, 2012, 4Kids and the Licensors entered into a Settlement Agreement, dated as of February 27, 2012 (the “Settlement Agreement”), settling all claims brought by Licensors against 4Kids and all counterclaims brought by 4Kids against the Licensors in the Yu-Gi-Oh! Litigation.  The Settlement Agreement provides, among other things, for the Licensors to make a payment to 4Kids in the amount of $8,000 upon the order of the Bankruptcy Court approving the Settlement Agreement becoming a final order.  On March 9, 2012, the Bankruptcy Court issued an order approving the Settlement Agreement.  Under the Settlement Agreement, the Licensors acknowledged that the Yu-Gi-Oh! Agreement remained valid, binding and legally enforceable with 4Kids continuing to serve as the exclusive licensing agent for the merchandise licensing, television broadcast and home video rights to the Yu-Gi-Oh! Property throughout the world outside of Asia.  The Settlement Agreement further provided for each of 4Kids and the Licensors to release each other from all claims they may have against each other, other than certain indemnification claims and claims that may arise under the Settlement Agreement.  The Settlement Agreement also provided that the agreement does not constitute an admission by any party of any violation of any agreement or law.  On March 27, 2012, 4Kids received the payment in the amount of $8,000 pursuant to the Settlement Agreement.

Wildcat Intellectual Property Holdings, LLC v. 4Kids Entertainment, Inc. et al.  On July 5, 2011, Wildcat Intellectual Property Holdings, LLC filed suit against 4Kids, Chaotic USA Entertainment Group, Inc., Electronic Arts Inc., Konami Digital Entertainment, Inc., Nintendo of America Inc., Panini America, Inc., Pokémon USA, Inc., Sony Computer Entertainment America LLC, Sony Online Entertainment LLC, The Topps Company, Inc., Wizards of the Coast LLC and Zynga Inc. (collectively the “Wildcat Defendants”) in the United States District Court for the Eastern District of Texas seeking damages and other various fees. The suit alleges that the Wildcat Defendants infringed upon United States Patent Number 6,200,216 entitled “Electronic Trading Card”. Since the Wildcat suit with respect to 4Kids pertains to alleged actions by 4Kids occurring prior to the commencement of the Bankruptcy Cases, the Wildcat suit is “stayed” by the 4Kids bankruptcy.

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

As of March 31, 2012, 4Kids has not made a settle-up payment in the approximate amount of $3,688 as required under the CW Agreement.  Under the letter agreement entered into by 4Kids and the CW in connection with the Asset Purchase Agreement, 4Kids and the CW agreed that except for $3,051 in respect of cure costs, 4Kids shall have no further obligations to the CW with respect to claims for settle up payments for calendar quarters occurring prior to 4Kids bankruptcy filing or for post-petition settle up payments for calendar quarters from the second quarter of 2011 through the calendar quarter in which the closing of the Kidsco Sale (as defined below) under the Asset Purchase Agreement occurs.  The CW further agreed to not assert any settle up claims against 4Kids or any of its affiliates and, upon the closing of the Kidsco Sale under the Asset Purchase Agreement, to deliver a release of 4Kids for settle-up claims. The following table summarizes the Company’s material firm commitments to The CW as of March 31, 2012:

Year Ending December 31,	CW Agreement
2012	$18,187
2013	6,500
Total	$24,687

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

Under Section 365 and other relevant sections of the Bankruptcy Code, the Company may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property and equipment, subject to the approval of the Bankruptcy Court and certain other conditions.  Any description of an executory contract or unexpired lease in this report, including where applicable our express termination rights or a quantification of our obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights we have under Section 365 of the Bankruptcy Code.

11. NONCONTROLLING INTEREST RELATED TO DISCONTINUED OPERATIONS

As of January 1, 2009, all earnings and losses of a subsidiary are attributed to both the parent and the noncontrolling interest, even if the losses attributable to the noncontrolling interest result in a deficit noncontrolling interest balance.  Previously, any losses exceeding the noncontrolling interest’s investment in the subsidiaries were attributed to the parent.

Effective September 30, 2010, the Company has terminated the operations of TC Digital and TC Websites due to their continued lack of profitability.  As a consequence of the termination of their operations, TC Digital and TC Websites ceased supporting the Chaotic trading card game and website, effective October 1, 2010 (see Note 8, Discontinued Operations).

a) TC Digital Games LLC - TC Digital was formed in December 2006.  4Kids Digital has owned 55% of TC Digital’s membership interests, and Chaotic USA Entertainment Group, Inc. (“CUSA”) has owned the remaining 45% of TC Digital’s membership interests, since December 2007.   TC Digital is treated as a consolidated subsidiary of the Company as a result of its majority ownership and its right to break any dead-locks within the TC Digital Management Committee.

Noncontrolling interest of membership units in TC Digital represents the noncontrolling members’ proportionate share of the equity in the entity. Income is allocated to the membership units noncontrolling interest based on the ownership percentage throughout the year. As of March 31, 2012, the noncontrolling member continued to hold 45% of the equity in the entity.  The following table summarizes the noncontrolling interest’s loss attributable to the noncontrolling equity interest in TC Digital:

	Three Months Ended
	March 31,
	2012	2011
TC Digital net loss before common units noncontrolling interest	$(3)	$(1,065)
Noncontrolling interest percentage	45%	45%
Noncontrolling interest loss allocation	(1)	(479)
Less: Capital contribution from noncontrolling interest	—	—
Loss attributable to noncontrolling interest	$(1)	$(479)

Included in the TC Digital net loss for the three months ended March 31, 2012 and 2011 is interest expense of $0 and $1,028, respectively, which has been eliminated in consolidation.  As of March 31, 2012, the loss in excess of noncontrolling interest for TC Digital absorbed by 4Kids Digital, in the aggregate, since the formation of such entity is $22,037.

b) TC Websites LLC - Under the terms of the TC Websites Operating Agreement (“TCW Agreement”), 4Kids Websites and CUSA are each entitled to elect two managers to TC Websites’ Management Committee, with 4Kids Websites having the right to break any deadlocks on TC Websites' Management Committee with respect to operational matters.  TC Websites is treated as a consolidated subsidiary of the Company as a result of its majority ownership and its right to break any deadlocks within the TC Websites Management Committee.

As of March 31, 2012, the noncontrolling member held 45% of the equity in the entity.  The following table summarizes the noncontrolling interest’s loss attributable to the noncontrolling equity interest in TC Websites:

	Three Months Ended
	March 31,
	2012	2011
TC Websites net loss before common units noncontrolling interest	$—	$(3)
Noncontrolling interest percentage	45%	45%
Noncontrolling interest loss allocation	—	(2)
Less: Capital contribution from noncontrolling interest	—	—
Loss attributable to noncontrolling interest	$—	$(2)

As of March 31, 2012, the loss in excess of noncontrolling interest for TC Websites absorbed by 4Kids Websites in the aggregate since the formation of such entity is $6,038.

12.  SUBSEQUENT EVENTS

Subsequent events were evaluated by the Company through the date the financial statements were issued.   On April 26, 2012, 4Kids and its subsidiaries which are debtors in the cases pending in the Bankruptcy Court, (4Kids and such subsidiaries, collectively, “Seller”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), which contemplates the sale of substantially all of its assets to Kidsco Media Ventures LLC, a Delaware limited liability company, and an affiliate of Saban Capital Group (“Kidsco” or “Purchaser”) for a purchase price of $10,000, subject to certain adjustments (the “Purchase Price”).  The transaction is proposed under section 363 of the United States Code, 11 U.S.C. § 101-1532 (the “Bankruptcy Code”).  The transaction is subject to, among other things, (i) competitive bidding pursuant to such sale procedures which was approved by the Bankruptcy Court at a hearing on April 27, 2012, and (ii) approval of the transaction by the Bankruptcy Court.

Contemporaneously with the execution and delivery of the Asset Purchase Agreement, Saban Properties LLC delivered a guarantee pursuant to which it guaranteed the performance of Kidsco’s payment obligations under the Asset Purchase Agreement.

On the date of the consummation of the transactions contemplated by the Asset Purchase Agreement, $1,000 of the Purchase Price will be deposited in an escrow account (the “Escrow Amount”), to be used to satisfy any post-closing adjustments to the Purchase Price or indemnification obligations that Seller may have to Purchaser pursuant to the provisions of the agreement.  $3,051 of the Purchase Price will be paid to The CW Network LLC (“the CW”) as a cure cost under the term sheet originally entered into as of October 1, 2007 and amended as of October 2, 2008 and June 23, 2010 (the “CW Agreement”).  $368 of the Purchase Price will be paid to Toei Animation as a cure cost.  The Asset Purchase Agreement also provides for various adjustments to the Purchase Price at the closing.  After payment of the foregoing amounts and giving effect to the adjustments to the Purchase Price, the balance of the Purchase Price will be paid to the Seller.

In connection with entry into the Asset Purchase Agreement and as contemplated thereby, 4Kids entered into a letter agreement with the CW pursuant to which 4Kids agreed that if the sale to Kidsco pursuant to the Asset Purchase Agreement is consummated (the “Kidsco Sale”), 4Kids will assume the CW Agreement, pay the CW cure costs of $3,051 (the “CW Cure Costs”) in connection with such assumption, and assign the CW Agreement to Kidsco at the closing of the Kidsco Sale.

Under the letter agreement, 4Kids and the CW agreed that except for the CW Cure Costs, 4Kids shall have no further obligations to the CW with respect to claims for settle-up payments for calendar quarters occurring prior to 4Kids bankruptcy filing or for post-petition settle-up payments for calendar quarters from the second quarter of 2011 through the calendar quarter in which the closing of the Kidsco Sale under the Asset Purchase Agreement occurs.  The CW further agreed to not assert any settle-up claims against 4Kids or any of its affiliates and, upon the closing of the Kidsco Sale under the Asset Purchase Agreement, to deliver a release of 4Kids for settle-up claims.  4Kids agreed, upon the closing of the Kidsco Sale under the Asset Purchase Agreement, to deliver a release of claims against the CW.  The release by the CW will not release 4Kids for claims under the letter agreement or its contingent claim for indemnity filed under the Bankruptcy Cases.  4Kids release will not release claims against the CW under the letter agreement.

4Kids and the CW also acknowledged under the letter agreement that Kidsco is an intended third party beneficiary of the letter agreement.

On April 11, 2012, 4Kids received a letter (the “Original Letter”), from the CW pursuant to which the CW gave notice to 4Kids pursuant to Section 5.h of the CW Agreement, to the effect that 4Kids has not made a payment required by the CW Agreement.  The amount set forth in the Original Letter as being owed by 4Kids to the CW in respect of such payment is alleged to be $3,688.  Pursuant to the provisions of the CW Agreement, if a payment required to be made by 4Kids under the CW Agreement is not made within ten days of the receipt of notice from the CW, the CW is entitled to exercise various rights and remedies including terminating the CW Agreement.

Following discussions between representatives of 4Kids and the CW, 4Kids received another letter from the CW on April 19, 2012 which was revised and re-sent to 4Kids on April 24, 2012 (the “Second Letter”).  Pursuant to the Second Letter, the CW indicated that it would not terminate or seek to terminate the CW Agreement based on the failure of 4Kids to pay the amounts alleged to be owed under the CW Agreement, so long as certain conditions identified in the Second Letter are satisfied, including that:

1.  A motion (“Kidsco Sale Motion”) to approve the sale of certain of 4Kids’ assets (including the CW Agreement) to Kidsco (such sale, a “Section 363 Sale”) is filed in connection with the Chapter 11 Bankruptcy Cases, on April 25, 2012, such motion is granted no later than June 30, 2012, and such Section 363 Sale must close no later than July 17, 2012; and

2.  The CW Agreement can only be sold to Kidsco (or any other entity as the CW may approve of, in its sole discretion).

The Second Letter provides that the CW reserves all rights and remedies, including the right to terminate or seek to terminate the CW Agreement, if any of the foregoing conditions is not satisfied.

As provided in the Second Letter, the CW has agreed not to terminate or seek to terminate the CW Agreement unless the conditions set forth above are not satisfied. However, if the conditions set forth in the Second Letter are not timely satisfied, it is possible that the CW will seek to terminate the CW Agreement. If the CW were to terminate the CW Agreement and such termination were deemed to be proper, such termination would have a material adverse impact on the business of 4Kids. Such termination would also jeopardize the ability of 4Kids to sell its assets in the proposed sale to Kidsco pursuant to the Asset Purchase Agreement and would have a material adverse effect on the ability of 4Kids to consummate any other potential sale of its assets to another party.

On April 17, 2012, in connection with the proposed sale of certain of its assets to Kidsco, 4Kids filed the Kidsco Sale Motion with the Bankruptcy Court which was approved on April 27, 2012.

Despite the possibility of a Section 363 Sale, the Company continues to explore all alternatives available to generate additional cash to fund its operations, including, but not limited to sales of assets, issuance of equity or debt securities, and third party arrangements subject to any limitations and procedures arising from the Bankruptcy Cases.

There were no other events that occurred subsequent to March 31, 2012 that would require recognition or disclosure in the Company’s consolidated financial statements.

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
All inter-segment transactions have been eliminated in consolidation.

	Licensing	Advertising Media and Broadcast	TV and Film Production/ Distribution	Total
Three Months Ended March 31, 2012:
Net revenues from external customers	$1,370	$308	$405	$2,083
Amortization of television and film costs	—	—	354	354
Reorganization items	(548)	—	—	(548)
Gain on litigation	8,000	—	—	8,000
Segment income (loss)	7,147	(2,425)	(697)	4,025
Segment assets	13,016	2,240	5,621	20,877
2011:
Net revenues from external customers	$3,191	$241	$427	$3,859
Amortization of television and film costs	—	—	721	721
Interest income	57	—	—	57
Loss on sale of investment securities	(910)	—	—	(910)
Segment loss	(493)	(1,896)	(1,169)	(3,558)
Segment assets	13,523	1,970	7,523	23,016

Net revenues from external customers and segment loss from discontinued operations have been excluded and are disclosed in Note 8.  Additionally, segment assets relating to discontinued operations of $0 and $19 for the three months ended March 31, 2012 and 2011, respectively, have also been excluded in segment reporting.

Additionally, through the Company’s London office and network of international subagents, which allow it to license its Properties throughout the world, the Company recognized net revenues from international sources primarily in Europe, of approximately $162 and $410 for the three months ended March 31, 2012, respectively.  As of March 31, 2012 and 2011, net assets of the Company’s London office were $843 and $427, respectively.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands of dollars unless otherwise specified)

Overview

The Company’s operating results for the three months ended March 31, 2012 were primarily impacted by the receipt of a payment to 4Kids in the amount of $8,000 based upon the order of the Bankruptcy Court approving the Settlement Agreement becoming a final order which resulted in the Company recognizing a gain on litigation settlement of $8,000.  The Company continues to experience declining popularity of its existing Properties combined with the failure of new Properties to achieve satisfactory popularity levels. In addition, the Company continues to incur costs associated with the Bankruptcy Cases, which costs the Company expects to continue to incur throughout the Bankruptcy proceedings.

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

On February 29, 2012, 4Kids and the Licensors entered into a Settlement Agreement, dated as of February 27, 2012 (the “Settlement Agreement”), settling all claims brought by Licensors against 4Kids and all counterclaims brought by 4Kids against the Licensors in the Yu-Gi-Oh! Litigation. The Settlement Agreement provides, among other things, for the Licensors to make a payment to 4Kids in the amount of $8,000 upon the order of the Bankruptcy Court approving the Settlement Agreement becoming a final order.  On March 9, 2012, the Bankruptcy Court issued an order approving the Settlement Agreement and, accordingly, the Company recognized a gain on litigation settlement of $8,000.  Under the Settlement Agreement, the Licensors acknowledged that the Yu-Gi-Oh! Agreement remained valid, binding and legally enforceable with 4Kids continuing to serve as the exclusive licensing agent for the merchandise licensing, television broadcast and home video rights to the Yu-Gi-Oh! Property throughout the world outside of Asia.  The Settlement Agreement further provided for each of 4Kids and the Licensors to release each other from all claims they may have against each other, other than certain indemnification claims and claims that may arise under the Settlement Agreement.  The Settlement Agreement also provided that the agreement does not constitute an admission by any party of any violation of any agreement or law.  On March 27, 2012, 4Kids received the payment in the amount of $8,000 pursuant to the Settlement Agreement.

On April 26, 2012, 4Kids, and its subsidiaries which are debtors in the cases pending in the Bankruptcy Court, (4Kids and such subsidiaries, collectively, “Seller”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), which contemplates the sale of substantially all of its assets to Kidsco Media Ventures LLC, a Delaware limited liability company, and an affiliate of Saban Capital Group (“Kidsco” or “Purchaser”) for a purchase price of $10,000, subject to certain adjustments (the “Purchase Price”).  The transaction is proposed under section 363 of the Bankruptcy Code.  The transaction is subject to, among other things, (i) competitive bidding pursuant to such sale procedures which was approved by the Bankruptcy Court at a hearing on April 27, 2012, and (ii) approval of the transaction by the Bankruptcy Court.

While the consummation of the Settlement Agreement and the execution of the Asset Purchase Agreement represent significant steps in the process of resolving the Bankruptcy Cases, the timing of any resolution of the Bankruptcy Cases will depend on the timing and outcome of numerous other ongoing matters therein, and it is not possible at this time to accurately predict when such other matters will be resolved.  We have incurred and will continue to incur significant costs associated with the Bankruptcy Cases.  The amount of these costs, which began in April 2011 and are being expensed as incurred, are expected to significantly affect our results of operations, financial position and liquidity.  The Bankruptcy Cases have also presented challenges to our ability to generate additional revenues in all of our business segments especially as it relates to the sales of commercial advertising.

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

4Kids historical recurring losses and negative cash flows from operations has caused 4Kids’ independent registered public accounting firm, in the Company’s annual report for the year ended December 31, 2011, to include an explanatory paragraph in their report dated March 22, 2012, expressing substantial doubt about 4Kids’ ability to continue as a going concern.

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

Recently Issued Accounting Standards – There have been no recent accounting pronouncements expected to have a material impact on the Company’s financial condition or results of operations and cash flow.

Recently Adopted Accounting Standards – In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The objective of ASU 2011-05 is to improve the comparability, consistency, and transparency of financial reporting, to increase the prominence of items reported in other comprehensive income, and to facilitate convergence of U.S. GAAP and International Financial Reporting Standards. To achieve this, the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in ASU 2011-05 require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. Finally, current GAAP does not require an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income, which is required by the guidance in ASU 2011-05. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company’s adoption of this guidance did not have any effect on the Company’s consolidated financial position and results of operations.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenues for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Net revenues	100%	100%

Costs and expenses:
Selling, general and administrative	248	151
Amortization of television and film costs	17	19
Total costs and expenses	265	170

Loss from operations	(165)	(70)

Interest income	—	2
Loss on sale of investment securities	—	(24)
Total other expense	—	(22)

Loss from continuing operations before reorganization items	(165)	(92)
Reorganization items	(26)	—
Gain on Litigation	384	—

Income (loss) from continuing operations	193	(92)
Loss from discontinued operations	—	(1)
Net income (loss)	193	(93)
Net loss attributable to noncontrolling interests, discontinued operations	—	12
Net income (loss) attributable to 4Kids Entertainment, Inc.	193%	(81)%

Three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Revenues

Revenues by reportable segment and for the Company as a whole were as follows:

For the three months ended March 31, 2012 and 2011
	2012	2011	$ Change	% Change
Licensing	$1,370	$3,191	$(1,821)	(57)%
Advertising, Media and Broadcast	308	241	67	28
Television and Film Production/Distribution	405	427	(22)	(5)
Total	$2,083	$3,859	$(1,776)	(46)%

The decrease in consolidated net revenues for the three months ended March 31, 2012, as compared to the same periods in 2011, was due to a number of factors.

In the Licensing segment, decreased revenues for the three months ended March 31, 2012 were primarily attributable to:

(i)	reduced licensing revenues on the “American Kennel Club” and “Monster Jam” Properties, domestically, of approximately $885 and $195, respectively; as well as
(ii)
the realization of an additional $482 in proceeds in 2011 arising from the Company’s agreement to terminate its right to serve as the merchandise licensing agent for the “Teenage Mutant Ninja Turtles” Property prior to the scheduled expiration of the representation agreement with the Mirage Group in 2012.

The “Yu-Gi-Oh!” Property was the largest contributor to this business segment for the three months ended March 31, 2012, with approximately 81% of the Company’s revenues.

In the Advertising Media and Broadcast segment, the slight increase in revenues for the three months ended March 31, 2012, as compared to the same periods in 2011, was primarily attributable to increased sales of internet advertising on the Company’s websites as well as third party websites of approximately $70.

In the Television and Film Production/Distribution segment, revenues remained consistent for the three months ended March 31, 2012, as compared to the same period in 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 12%, or $687, to $5,156 for the three months ended March 31, 2012, when compared to the same period in 2011.  The decrease was primarily attributable to:

(i)	decreased personnel related costs of approximately $725; as well as
(ii)	decreased professional fees of approximately $240; and
(iii)	decreased website expense of approximately $140; partially offset by
(iv)	increased network selling expenses of approximately $640.

Capitalized Film Costs

For the three months ended March 31, 2012 and 2011

	2012	2011	$ Change	% Change
Amortization of Television and Film Costs	$354	$721	$(367)	(51)%

The decrease in amortization of television and film costs for the three months ended March 31, 2012 when compared to the same period in 2011, was primarily due to the decreased amortization of the “Teenage Mutant Ninja Turtles” and “Yu-Gi-Oh!” television series partially offset by increased amortization of the “Tai Chi Chasers” television series.

As of March 31, 2012, there were $2,464 of capitalized film production costs in the Company’s consolidated balance sheet relating primarily to various stages of production on 159 episodes of animated programming. Based on management’s ultimate revenue estimates as of March 31, 2012, approximately 37% of the total completed and unamortized film and television costs are expected to be amortized during the next year, and over 90% of the total completed and unamortized film and television costs are expected to be amortized during the next three years.

Interest Income

Interest income decreased 100%, or $57, to $0 for the three months ended March 31, 2012, as compared to the same period in 2011, primarily as a result of cash balances in 2012 held in non-interest bearing accounts and the liquidation of the Company’s investment portfolio in the first quarter of 2011.

Reorganization Items

The Company incurred reorganization costs of $548 during the three months ended March 31, 2012.  These costs included professional and consulting fees charged for services retained in connection with the Bankruptcy Cases, as well as fees paid to the Office of the United States Trustee.

Income (loss) from Continuing Operations

For the three months ended March 31, 2012 and 2011
	2012	2011	$ Change	% Change
Licensing	$7,147	$(493)	$7,640	1,550%
Advertising, Media and Broadcast	(2,425)	(1,896)	(529)	(28)
Television and Film Production/Distribution	(697)	(1,169)	472	40
Total	$4,025	$(3,558)	$7,583	213%

In the Licensing segment, the change from a segment loss to a segment gain for the three months ended March 31, 2012, as compared to the segment loss in the same periods in 2011, was primarily attributable to the receipt of a payment to 4Kids in the amount of $8,000 based upon the order of the Bankruptcy Court approving the Settlement Agreement becoming a final order which resulted in the Company recognizing a gain on litigation settlement of $8,000.

In the Advertising, Media and Broadcast segment, the increase in segment loss for the three months ended March 31, 2012, as compared to the same periods in 2011 was primarily attributable to increased network selling expenses.

In the Television and Film Production/Distribution segment, the decrease in segment loss for the three months ended March 31, 2012, as compared to the same periods in 2011, was primarily due to a decrease in amortization of television and film costs.

Income Taxes

The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In view of the level of deferred tax assets as of March 31, 2012 and the Company’s historical losses from operations, the Company has determined that it should record a full valuation allowance against its net deferred tax assets.  The Company did not record tax expense for the three months ended March 31, 2012, as it has net operating loss available to offset any taxable income forecast for the year ending December 31, 2012.  The Company did not record a benefit from income taxes for the three months ended March 31, 2011 as it was not be able to carryback any of its 2011 net operating losses and it is more likely than not that the Company will not be able to realize its deferred tax assets.

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

Income (Loss) from Continuing Operations

Principally due to the gain on the litigation settlement of $8,000, the Company had income from continuing operations for the three months ended March 31, 2012 of $4,025 as compared to a loss from continuing operations during the same period in 2011 of $(3,558).

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

The following are the summarized results of discontinued operations for the trading card and game distribution segment for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
	2012	2011
Net revenues	$—	$11
Total costs and expenses	3	54
Loss from discontinued operations	$(3)	$(43)

Liquidity and Capital Resources

Financial Condition

Cash and cash equivalents as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011	$ Change

Cash and cash equivalents	$8,611	$1,627	$(6,984)

On February 29, 2012, 4Kids and the Licensors entered into a Settlement Agreement, settling all claims brought by Licensors against 4Kids and all counterclaims brought by 4Kids against the Licensors in the Yu-Gi-Oh! Litigation. The Settlement Agreement provides, among other things, for the Licensors to make a payment to 4Kids in the amount of $8,000 upon the order of the Bankruptcy Court approving the Settlement Agreement becoming a final order.  On March 9, 2012, the Bankruptcy Court issued an order approving the Settlement Agreement and, accordingly, the Company recognized a gain on litigation settlement of $8,000.  Under the Settlement Agreement, the Licensors acknowledged that the Yu-Gi-Oh! Agreement remained valid, binding and legally enforceable with 4Kids continuing to serve as the exclusive licensing agent for the merchandise licensing, television broadcast and home video rights to the Yu-Gi-Oh! Property throughout the world outside of Asia.  The Settlement Agreement further provided for each of 4Kids and the Licensors to release each other from all claims they may have against each other, other than certain indemnification claims and claims that may arise under the Settlement Agreement.  The Settlement Agreement also provided that the agreement does not constitute an admission by any party of any violation of any agreement or law.  On March 27, 2012, 4Kids received the payment in the amount of $8,000 pursuant to the Settlement Agreement.

On April 26, 2012, 4Kids, and its subsidiaries which are debtors in the cases pending in the Bankruptcy Court, (4Kids and such subsidiaries, collectively, “Seller”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), which contemplates the sale of substantially all of its assets to Kidsco Media Ventures LLC, a Delaware limited liability company, and an affiliate of Saban Capital Group (“Kidsco” or “Purchaser”) for a purchase price of $10,000, subject to certain adjustments (the “Purchase Price”).  The transaction is proposed under section 363 of the Bankruptcy Code.  The transaction is subject to, among other things, (i) competitive bidding pursuant to such sale procedures which was approved by the Bankruptcy Court at a hearing on April 27, 2012, and (ii) approval of the transaction by the Bankruptcy Court.

The Company continues to incur significant costs in connection with the Bankruptcy Cases and expects these costs to continue throughout the Bankruptcy proceedings.  The Company’s overall cash position as of March 31, 2012, together with the realized and anticipated effects of the significant cost cutting initiatives implemented by the Company during 2009, 2010 and throughout 2011 provides only limited liquidity to fund the Company’s day-to-day operations. The financial challenges facing the Company as a result of its recent history of losses and the limited liquidity available to it to fund day-to-day operations raise substantial doubt about the Company’s ability to continue as a going concern.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon the success of our reorganizational efforts and a number of other factors, including our ability to generate additional revenues. The Company’s financial statements have been prepared assuming that the Company will continue as a going concern and do not contain any adjustments that may result from the outcome of this uncertainty.

The Company will consider all alternatives available to generate additional cash to fund its operations, including, but not limited to sales of assets, issuance of equity or debt securities, and third party arrangements, subject to any limitations and procedures arising from the Bankruptcy Cases.

Sources and Uses of Cash

Cash flows for the three months ended March 31, 2012 and 2011 were as follows:

Sources (Uses)	2012	2011
Operating Activities	$7,030	$(2,949)
Investing Activities	—	6,214
Financing Activities	—	—

Working capital, consisting of current assets less current liabilities, was $(1,077) as of March 31, 2012 and $(4,883) as of December 31, 2011.

Operating Activities
2012
Net cash provided by operating activities for the three months ended March 31, 2012 of $7,030 primarily reflects the receipt of a payment to 4Kids in the amount of $8,000 based upon the order of the Bankruptcy Court approving the Settlement Agreement becoming a final order.

2011
Net cash used in operating activities for the three months ended March 31, 2011 of $2,949 primarily reflects the Company’s operating losses as well as payments to vendors which resulted in a decrease to accounts payable, offset by cash collections of the Company’s trade receivables.

Investing Activities
2012
There was no net cash provided by, or used in, investing activities for the three months ended March 31, 2012.

2011
Net cash provided by investing activities for the three months ended March 31, 2011 of $6,214 reflects proceeds from the sale of the Company’s investment securities for $6,216, partially offset by purchases of property and equipment.

Financing Activities
2012
There was no net cash provided by, or used in, financing activities for the three months ended March 31, 2012.

2011
There was no net cash provided by, or used in, financing activities for the three months ended March 31, 2011.

During the three months ended March 31, 2012, the increase in the Company's cash flow from the receipt of a payment to 4Kids in the amount of $8,000 based upon the order of the Bankruptcy Court approving the Settlement Agreement becoming a final order was partially offset by the diminished popularity of its Properties, increased costs incurred in connection with the Bankruptcy Cases, as well as continued weakness in the current economic climate.  While the Company strives to further diversify its revenue streams, management remains cognizant of changing trends in the toy, game and entertainment business and the difficulty in predicting the length of time a property will be commercially successful.  As a result, the Company's revenues, operating results and cash flow from operations may fluctuate significantly from year to year and present operating results are not necessarily indicative of future performance.

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

For the 2008/2009 broadcast season, the revenue sharing percentage split in favor of the CW was 80%/20% until $20,000 in revenue has been realized and a revenue split of 50%/50% applied thereafter.  For each other broadcast season, the CW Agreement provides for (1) an 80%/20% revenue split in favor of The CW until it has received its minimum guarantee applicable to such broadcast season, (2) the Company to retain 100% of the revenue until its share of the revenue for such broadcast season equals 35%, (3) a 65%/35% revenue split in favor of The CW until $20,000 in revenue has been realized and (4) a revenue split between the parties of 50%/50% thereafter.  The Agreement also requires the Company to make certain security arrangements in favor of The CW to secure payment of the minimum guarantee and The CW's share of national advertising proceeds.  As of March 31, 2012, 4Kids has not made a settle-up payment in the approximate amount of $3,688 as required under the CW Agreement.  Under the letter agreement entered into by 4Kids and the CW in connection with the Asset Purchase Agreement, 4Kids and the CW agreed that except for $3,051 in respect of cure costs, 4Kids shall have no further obligations to the CW with respect to claims for settle up payments for calendar quarters occurring prior to 4Kids bankruptcy filing or for post-petition settle up payments for calendar quarters from the second quarter of 2011 through the calendar quarter in which the closing of the Kidsco Sale under the Asset Purchase Agreement occurs.  The CW further agreed to not assert any settle up claims against 4Kids or any of its affiliates and, upon the closing of the Kidsco Sale under the Asset Purchase Agreement, to deliver a release of 4Kids for settle-up claims.

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

The Company’s contractual obligations and commitments are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  As of March 31, 2012, the Company’s remaining contractual obligations and commitments have not materially changed since December 31, 2011.

Forward Looking Information and Risk Factors That May Affect Future Results

This Quarterly Report on Form 10-Q, including the section titled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements that relate to future events or our future financial performance. We may also make written and oral forward-looking statements in our Securities and Exchange Commission (“SEC”) filings and otherwise. We have tried, where possible, to identify such statements by using words such as “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “project,” “plan” and similar expressions in connection with any discussion of future operating or financial performance. Any forward-looking statements are and will be based upon our then-current expectations, estimates and assumptions regarding future events and are applicable only as of the dates of such statements. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements. Such risks and uncertainties include those described in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC, as well as other factors. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We completed an evaluation under the supervision and with participation of our management, including our principal executive officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and Chief Financial Officer have concluded that as of March 31, 2012, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

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

On March 24, 2011, 4Kids received a letter from the Nihon Ad Systems, Inc., on behalf of itself and TV Tokyo Corporation (collectively, the “Licensors”), purporting to terminate the agreement dated July 1, 2008 between the Licensors and 4Kids with respect to the Yu-Gi-Oh! Property (the “Yu-Gi-Oh! Agreement”) for alleged breaches of the Yu-Gi-Oh! Agreement by 4Kids.  The purported termination letter did not comply with the 10 business day notice and cure provision in the Yu-Gi-Oh! Agreement. On March 24, 2011, the Licensors filed a lawsuit against the Company in the United States District Court for the Southern District of New York also claiming that the Company has breached the Yu-Gi-Oh! Agreement on grounds substantially the same as those asserted in its audit findings and seeking more than $4,700 in damages (the “Yu-Gi-Oh! Litigation”).

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

On February 29, 2012, 4Kids and the Licensors entered into a Settlement Agreement, dated as of February 27, 2012 (the “Settlement Agreement”), settling all claims brought by Licensors against 4Kids and all counterclaims brought by 4Kids against the Licensors in the Yu-Gi-Oh! Litigation.  The Settlement Agreement provides, among other things, for the Licensors to make a payment to 4Kids in the amount of $8,000 upon the order of the Bankruptcy Court approving the Settlement Agreement becoming a final order.  On March 9, 2012, the Bankruptcy Court issued an order approving the Settlement Agreement.  Under the Settlement Agreement, the Licensors acknowledged that the Yu-Gi-Oh! Agreement remained valid, binding and legally enforceable with 4Kids continuing to serve as the exclusive licensing agent for the merchandise licensing, television broadcast and home video rights to the Yu-Gi-Oh! Property throughout the world outside of Asia.  The Settlement Agreement further provided for each of 4Kids and the Licensors to release each other from all claims they may have against each other, other than certain indemnification claims and claims that may arise under the Settlement Agreement.  The Settlement Agreement also provided that the agreement does not constitute an admission by any party of any violation of any agreement or law.  On March 27, 2012, 4Kids received the payment in the amount of $8,000 pursuant to the Settlement Agreement.

Wildcat Intellectual Property Holdings, LLC v. 4Kids Entertainment, Inc. et al.  On July 5, 2011, Wildcat Intellectual Property Holdings, LLC filed suit against 4Kids, Chaotic USA Entertainment Group, Inc., Electronic Arts Inc., Konami Digital Entertainment, Inc., Nintendo of America Inc., Panini America, Inc., Pokémon USA, Inc., Sony Computer Entertainment America LLC, Sony Online Entertainment LLC, The Topps Company, Inc., Wizards of the Coast LLC and Zynga Inc. (collectively the “Wildcat Defendants”) in the United States District Court for the Eastern District of Texas seeking damages and other various fees. The suit alleges that the Wildcat Defendants infringed upon United States Patent Number 6,200,216 entitled “Electronic Trading Card”. Since the Wildcat suit with respect to 4Kids pertains to alleged actions by 4Kids occurring prior to the commencement of the Bankruptcy Cases, the Wildcat suit is “stayed” by the 4Kids bankruptcy.

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

Information regarding the Company’s Chapter 11 bankruptcy proceedings is described in Part I. Item 2.  Management Discussions and Analysis of Financial Condition and Results of Operations and is incorporated by reference.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” of the Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Annual Report”), which could materially affect our business, financial condition or future results.  The risks described in the 2011 Annual Report are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently do not consider material also may materially adversely affect our business, financial condition and/or operating results.  There have been no material changes from the risk factors disclosed in the 2011 Annual Report.

Item 6.                      Exhibits.

(a)	Exhibits

10.1	Settlement Agreement, dated as of February 27, 2012, among 4Kids Entertainment, Inc., Asatsu-DK Inc and TV Tokyo Corporation.
10.2	Asset Purchase Agreement, dated April 26, 2012, among 4Kids Entertainment, Inc. and Kidsco Media Ventures LLC.
10.3	Letter Agreement among 4Kids Entertainment, Inc and The CW Network LLC.
31.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Joint Certification of principal executive officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

4KIDS ENTERTAINMENT, INC.

Date: May 14, 2012

By:    /s/ Samuel R. Newborn
___________________________
Samuel R. Newborn,
Executive Vice President
and General Counsel
(principal executive officer
                and Director)

By:       /s/ Bruce R. Foster
___________________________
Bruce R. Foster,
Executive Vice President
and Chief Financial Officer
(principal financial
and chief accounting officer )