Form 10-Q
period 2012-06-30
4 KIDS ENTERTAINMENT INC
filed 2012-08-14
CIK 58592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.     Yes ☐     No ☐

As of August 13, 2012, the number of shares outstanding of the common stock of 4Kids Entertainment, Inc., par value $.01 per share was 13,714,992.

4Kids Entertainment, Inc. and Subsidiaries

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.
4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2012 and DECEMBER 31, 2011
(In thousands of dollars, except share data)
	June 30, 2012	December 31, 2011
ASSETS:	(Unaudited)
Current assets:
Cash and cash equivalents	$4,987	$1,627
Accounts receivable - net	2,028	2,194
Prepaid expenses and other current assets	659	1,136
Assets held for sale	1,656	—
Current assets of discontinued operations	2,220	4,831
Total current assets	11,550	9,788

Property and equipment - net	137	389
Accounts receivable - noncurrent, net	138	378
Other assets - net	810	2,494
Noncurrent assets of discontinued operations	1,893	2,895
Total assets	$14,528	$15,944

LIABILITIES AND DEFICIT:
Liabilities not subject to compromise:
Current Liabilities:
Due to licensors	$499	$1,013
Accounts payable and accrued expenses	3,592	3,359
Current liabilities of discontinued operations	10,546	9,608
Deferred revenue	9	16
Total current liabilities	14,646	13,996
Long term liabilities of discontinued operations	448	467
Deferred rent	21	31
Total liabilities not subject to compromise	15,115	14,494

Liabilities subject to compromise	7,555	7,507
Total liabilities	22,670	22,001

Commitments and contingencies
4Kids Entertainment, Inc. shareholders’ deficit
Preferred stock, $.01 par value – authorized 3,000,000 shares; none issued	—	—
Common stock, $.01 par value - authorized 40,000,000 shares; issued 15,838,879 and 15,777,711 shares; outstanding 13,714,992 and 13,653,824 shares at June 30, 2012 and December 31, 2011, respectively	158	158
Additional paid-in capital	69,524	69,436
Accumulated other comprehensive income	493	501
Accumulated deficit	(25,227)	(23,063)
	44,948	47,032
Less cost of 2,123,887 treasury shares at June 30, 2012 and December 31, 2011	(36,488)	(36,488)
Total equity of 4Kids Entertainment, Inc. shareholders	8,460	10,544
Noncontrolling interests related to discontinued operations	(16,602)	(16,601)
Total shareholders’ deficit	(8,142)	(6,057)
Total liabilities and shareholders’ deficit	$14,528	$15,944

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(In thousands of dollars, except share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net revenues:
Service revenue	$1,563	$1,786	$2,933	$4,494
Other revenue	—	—	—	482
Total net revenues	1,563	1,786	2,933	4,976

Costs and expenses:
Selling, general and administrative	1,689	2,201	3,364	5,045
Total costs and expenses	1,689	2,201	3,364	5,045

Loss from operations	(126)	(415)	(431)	(69)

Other income (expense):
Interest income	—	6	—	63
Loss on sale of investment securities	—	—	—	(910)
Total other income (expense)	—	6	—	(847)

Loss from continuing operations before reorganization and litigation items	(126)	(409)	(431)	(916)
Reorganization items	(1,081)	(767)	(1,629)	(767)
Gain on litigation	—	—	8,000	—

(Loss) income from continuing operations	(1,207)	(1,176)	5,940	(1,683)
Loss from discontinued operations	(4,980)	(3,495)	(8,105)	(6,589)

Net loss	(6,187)	(4,671)	(2,165)	(8,272)
Loss attributable to noncontrolling interests, discontinued operations	—	466	1	947

Net loss attributable to 4Kids Entertainment, Inc.	$(6,187)	$(4,205)	$(2,164)	$(7,325)

Per share amounts:
Basic and diluted (loss) earnings per share attributable to 4Kids Entertainment, Inc. common shareholders
Continuing operations	$(0.09)	$(0.09)	$0.43	$(0.12)
Discontinued operations	(0.36)	(0.22)	(0.59)	(0.42)
Basic and diluted loss per share attributable to 4Kids Entertainment, Inc. common shareholders	$(0.45)	$(0.31)	$(0.16)	$(0.54)

Weighted average common shares outstanding – basic and diluted	13,680,711	13,582,079	13,667,268	13,555,665

Net (loss) income attributable to 4Kids Entertainment, Inc.:
(Loss) income from continuing operations	$(1,207)	$(1,176)	$5,940	$(1,683)

Loss from discontinued operations	(4,980)	(3,495)	(8,105)	(6,589)
Loss attributable to noncontrolling interests, discontinued operations	—	466	1	947
Net loss from discontinued operations	(4,980)	(3,029)	(8,104)	(5,642)

Net loss attributable to 4Kids Entertainment, Inc.	$(6,187)	$(4,205)	$(2,164)	$(7,325)

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(In thousands of dollars and shares)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net loss	$(6,187)	$(4,205)	$(2,164)	$(7,325)
Translation adjustment	28	3	(8)	10
Total comprehensive loss	$(6,159)	$(4,202)	$(2,172)	$(7,315)

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2012
(In thousands of dollars and shares)

	4Kids Entertainment, Inc. Shareholders’
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Less Treasury Stock	Total Equity of 4Kids Entertainment, Inc. Shareholders’	Non-controlling Interests	Total Shareholders’ Deficit
	Shares	Amount

BALANCE, DECEMBER 31, 2011	15,778	$158	$69,436	$(23,063)	$501	$(36,488)	$10,544	$(16,601)	$(6,057)
Issuance of Common Stock and stock options exercised	61	—	88	—	—	—	88	—	88
Net loss	—	—	—	(2,164)	—	—	(2,164)	(1)	(2,165)
Translation adjustment	—	—	—	—	(8)	—	(8)	—	(8)
BALANCE, JUNE 30, 2012	15,839	$158	$69,524	$(25,227)	$493	$(36,488)	$8,460	$(16,602)	$(8,142)

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(In thousands of dollars)

	2012	2011
Cash flows from operating activities:
Net loss	$(2,165)	$(8,272)
Loss from discontinued operations	8,105	6,589
Income (loss) from continuing operations	5,940	(1,683)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	131	178
Recovery for doubtful accounts	(15)	(32)
Loss on sale of investment securities	—	910
Changes in operating assets and liabilities:
Accounts receivable	425	(357)
Income taxes receivable	—	(6)
Prepaid expenses and other current assets	480	396
Other assets – net	148	201
Due to licensors	(514)	(910)
Accounts payable and accrued expenses	316	2
Liabilities subject to compromise	48	8,571
Deferred revenue	(7)	(546)
Deferred rent	(10)	—
Net cash provided by continuing operating activities	6,942	6,724
Net cash used in discontinued operating activities	(3,573)	(10,964)
Net cash provided by (used in) operating activities	3,369	(4,240)

Cash flows from investing activities:
Proceeds from sale of investments	—	6,216
Proceeds from disposal of assets held for sale	—	—
Proceeds from disposal of property and equipment	—	25
Net cash (used in) provided by investing activities	—	6,241

Effects of exchange rate changes on cash and cash equivalents	(9)	5

Net increase in cash and cash equivalents	3,360	2,006
Cash and cash equivalents, beginning of period	1,627	4,195
Cash and cash equivalents, end of period	$4,987	$6,201
Supplemental disclosure of cash flow information:
Supplemental schedule of non-cash investing and financing activities
Vesting of restricted shares	$88	$738

  See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 (In thousands of dollars, except share and per share data)

1. DESCRIPTION OF BUSINESS

General Development and Narrative Description of Business - 4Kids Entertainment, Inc., together with the subsidiaries through which its businesses is conducted (the “Company” or “4Kids”), is a licensing company specializing in the youth oriented market. The Company was organized as a New York corporation in 1970.

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

Chapter 11 Bankruptcy Proceedings – On April 6, 2011 (the “Petition Date”), the Company and all of its domestic wholly-owned subsidiaries (the “Debtors”) filed voluntary petitions for relief (the “Bankruptcy Cases”) under Title 11 of Chapter 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), which Bankruptcy Cases are jointly administered under Case No. 11-11607.  The Company will continue to operate itself and its subsidiaries as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  In general, as debtors-in-possession, we are authorized under Chapter 11 of the Bankruptcy Code to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.  4Kids Entertainment International, Ltd., the Company’s subsidiary based in London, England, and TC Digital Games LLC (“TC Digital”) and TC Websites LLC (“TC Websites”), two domestic subsidiaries in each of which the Company holds a majority ownership, were not included in the filing and will continue to operate outside the Bankruptcy Cases.

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

On April 26, 2012, the Debtors entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), which contemplated the sale of substantially all of its assets to Kidsco Media Ventures LLC, a Delaware limited liability company, and an affiliate of Saban Capital Group (“Kidsco” or “Saban Bidder”) for a purchase price of $10,000, subject to certain adjustments (the “Purchase Price”).  The transaction was proposed as a sale of the Debtors’ assets pursuant to section 363 of the Bankruptcy Code.  The transaction was subject to, among other things, (i) competitive bidding pursuant to sale procedures approved by the Bankruptcy Court at a hearing on April 27, 2012 (the “Bidding Procedures”), and (ii) approval of the transaction by the Bankruptcy Court.

In May 2012, the Company received a competing bid (the “Konami Bid”) from 4K Acquisition Corp. (the “Konami Bidder”), an indirect subsidiary of Konami Corporation, a Japanese corporation (“Konami”). In the competing bid the Konami Bidder offered to purchase substantially all of the assets of the Company in a transaction under Section 363 of the Bankruptcy Code. The Konami Bid, in the judgment of the Company, represented a Qualified Bid under the terms of the Bidding Procedures.

On June 5, 2012, the Company commenced an auction between the Saban Bidder and the Konami Bidder. During the auction, each of the bidders made several improved bids. After several rounds of competitive bidding, the auction was adjourned to allow the bidders to consider an alternative transaction among the Company, the Konami Bidder and the Saban Bidder pursuant to which each of the bidders would acquire certain assets of the Company. The proposed alternative transaction represented a substantial improvement in the proceeds payable to the Company over the last bid made prior to such adjournment.  The possible alternative transaction has conditioned upon the negotiation of definitive documentation among the Company, the Konami Bidder and the Saban Bidder and the approval of such alternative transaction by the Bankruptcy Court.

On June 24, 2012, the Debtors entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), which contemplated the sale of substantially all of its assets to (i) Saban Bidder, and (ii) Konami Bidder, for an aggregate purchase price of $15,000, subject to certain adjustments (the “Purchase Price”).  The transaction was a sale pursuant to section 363 of the Bankruptcy Code.  On June 26, 2012, the Bankruptcy Court entered a final sale order approving the transactions contemplated by the Asset Purchase Agreement.  On July 2, 2012, the Debtors completed the sale pursuant to the Asset Purchase Agreement.  In connection with the consummation of such transactions, the Konami Purchaser paid the Debtors an aggregate amount equal to $14,997, representing a base purchase price of $15,000, less a $3 downward adjustment contemplated by the Asset Purchase Agreement.

While the consummation of the Settlement Agreement and the  completion of the asset sale pursuant to the Asset Purchase Agreement represent significant steps in the process of resolving the Bankruptcy Cases, the timing of any resolution of the Bankruptcy Cases will depend on the timing and outcome of numerous other ongoing matters therein, and it is not possible at this time to accurately predict when such other matters will be resolved.  We have incurred and will continue to incur significant costs associated with the Bankruptcy Cases.  The amount of these costs, which began in April 2011 and are being expensed as incurred, are expected to significantly affect our results of operations, financial position and liquidity.  The Bankruptcy Cases have also presented challenges to our ability to generate additional revenues.

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

The Company continues to incur costs in connection with the Bankruptcy Cases.  The Company expects these costs to continue throughout the Bankruptcy proceedings.  Despite the $8,000 cash received from the Yu-Gi-Oh! Settlement and the $14,997 received on the closing of the Asset Purchase Agreement (which occurred after June 30, 2012), the Company’s overall cash position as of June 30, 2012, together with the realized and anticipated effects of the significant cost cutting initiatives implemented by the Company beginning in 2009 and continuing through 2012, provides only limited liquidity to fund the Company’s day-to-day operations. The financial challenges facing the Company as a result of its recent history of losses and the limited liquidity available to it to fund day-to-day operations raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s financial statements have been prepared assuming that the Company will continue as a going concern and do not contain any adjustments that may result from the outcome of this uncertainty.  Since the Company has completed the sale of a substantial portion of its assets and has discontinued a significant portion of its business, the Board of Directors may choose to propose a bankruptcy plan, which plan would be subject to the approval of the creditors and other claimants in the Bankruptcy Cases as well as the Bankruptcy Court.  There can be no assurance that a proposed bankruptcy plan will be approved by the required classes of voters or that the Bankruptcy Court will conclude that such plan satisfies all requirements necessary for confirmation.  In the event that a bankruptcy plan is approved, the Company would proceed to make distributions in accordance with the plan and the priorities established by the Bankruptcy Code. Under a plan, the Company would be obliged to pay all administrative claims, priority and unsecured claims.

Licensing - The Licensing business consists of the results of operations of the following wholly-owned subsidiaries of the Company: 4Kids Entertainment Licensing, Inc. (“4Kids Licensing”); 4Sight Licensing Solutions, Inc. (“4Sight Licensing”); 4Kids Entertainment International, Ltd. (“4Kids International”); and 4Kids Technology, Inc. (“4Kids Technology”). 4Kids Licensing is engaged in the business of licensing the merchandising rights to popular children’s television series, properties and product concepts (individually, the “Property” or collectively the “Properties”). 4Kids Licensing typically acts as exclusive merchandising agent in connection with the grant to third parties of licenses to manufacture and sell all types of merchandise, including toys, videogames, trading cards, apparel, housewares, footwear, books and other published materials, based on such Properties. 4Sight Licensing is engaged in the business of licensing properties and product concepts to adults, teens and “tweens”.  4Sight Licensing focuses on brand building through licensing. 4Kids International, based in London, manages Properties represented by the Company in the United Kingdom and European marketplaces. 4Kids Technology develops ideas and concepts for licensing which integrate new and existing technologies with traditional game and toy play patterns.

The “Yu-Gi-Oh!” Property, which was sold pursuant to the Asset Purchase Agreement, was the largest contributor for the three and six months ended June 30, 2012, representing approximately 91% and 87%, respectively, of the Company’s revenues.

Discontinued Operations - On July 2, 2012, 4Kids completed the sale of certain of its assets pursuant to the Asset Purchase Agreement.  The assets sold by the Debtors to the Konami Bidder (the “Konami Purchased Assets”) included, inter alia, all of Debtors’ right, title and interest in and to the business of Debtors relating to and commercial use of Yu-Gi-Oh!, the Japanese manga (also known as cartoon or comic) created by Kazuki Takahashi and the related brand and franchise (the “Konami Purchased Business”), as well as other assets relating to the Konami Purchased Business.  4Kids was party to an agreement with Konami Corporation, dated as of August 1, 2001, as amended by the First Amendment, dated September 12, 2007 (the “Konami Agreement”), which agreement related to, inter alia, sales of Yu-Gi-Oh! trading cards and videogames.  The Konami Agreement was included as part of the Konami Purchased Assets transferred to the Konami Bidder in connection with the closing of the transactions contemplated by the Asset Purchase Agreement on July 2, 2012.

The assets sold by the Debtors to the Saban Bidder included, inter alia, all of Debtors’ right, title and interest in and to the television business of the Debtors, including the CW Agreement and the television episodes and rights related thereto (the “Saban Purchased Business”), as well as other assets relating to the Saban Purchased Business.

Pursuant to the Asset Purchase Agreement and the corresponding assets sold, and due to their continued lack of profitability, effective June 30, 2012, the Company terminated the operations of 4Kids Ad Sales, Inc. (“4Kids Ad Sales”), 4Kids Productions, Inc. (“4Kids Productions”), 4Kids Entertainment Music, Inc. (“4Kids Music”) and 4Kids Entertainment Home Video, Inc. (“4Kids Home Video”).  Additionally, effective September 30, 2010, the Company terminated the operations of TC Digital and TC Websites.  The results of operations of the following segments are reported in the Company’s consolidated financial statements as discontinued operations (see Note 8).

•
Advertising Media and Broadcast - The Company, through a multi-year agreement (the “CW Agreement”) with The CW Network, LLC (“The CW”), leased The CW’s Saturday morning programming block (“The CW4Kids”) which broadcasts in most markets from 7am to 12pm for an initial term of five years beginning with The CW's 2008-2009 broadcast season.  The Company provided substantially all programming content to be broadcast on The CW4Kids.  4Kids Ad Sales, a wholly-owned subsidiary of the Company, retained a portion of the revenue from its sale of network advertising time for the five-hour time period.

The Advertising Media and Broadcast segment also generated revenues from the sale of advertising on the Company’s multiple websites.  These websites also showcase and promote The CW4Kids, as well as its many Properties.

•
Television and Film Production/Distribution - The Television and Film Production/Distribution business segment consists of the results of operations of the following wholly-owned subsidiaries of the Company:  4Kids Productions; 4Kids Music; and 4Kids Home Video. 4Kids Productions produced and adapted animated and live-action television programs and theatrical motion pictures for distribution to the domestic and international television, home video and theatrical markets. 4Kids Music composed original music for incorporation into television programming produced by 4Kids Productions and markets and managed such music. 4Kids Home Video distributed home videos associated with television programming produced by 4Kids Productions.

•
Trading Card and Game Distribution - Through its wholly-owned subsidiary, 4Kids Digital, the Company owns 55% of TC Digital, a Delaware limited liability company which produced, marketed and distributed the “Chaotic” trading card game. Through its wholly-owned subsidiary, 4Kids Websites, Inc. (“4Kids Websites”), the Company owns 55% of TC Websites, a Delaware limited liability company  which owns and operated www.chaoticgame.com, the companion website for the “Chaotic” trading card game.  TC Digital and TC Websites are the exclusive licensees of certain patents covering the uploading of coded trading cards to a website where online game play and community activities occur.  Effective September 30, 2010, the Company terminated the operations of TC Digital and TC Websites due to their continued lack of profitability.  As a consequence of the termination of their operations, TC Digital and TC Websites ceased supporting the Chaotic trading card game and website, effective October 1, 2010.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The consolidated financial statements, except for the December 31, 2011 consolidated balance sheet, are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011 presented in our Annual Report on Form 10-K. The consolidated balance sheet as of December 31, 2011 was derived from the audited consolidated balance sheet contained in our Annual Report on Form 10-K.  All significant intercompany accounts and transactions have been eliminated.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position of the Company as of June 30, 2012 and December 31, 2011, and the results of operations and comprehensive income (loss) for the three and six months ended June 30, 2012 and 2011, and changes in equity for the six months ended June 30, 2012 and cash flows for the six months ended June 30, 2012 and 2011. Because of the inherent seasonality and changing trends of the toy, game, entertainment and advertising industries, operating results for the Company on a quarterly basis may not be indicative of operating results for the full year.

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

Fair Value Measurements - The fair values of the Company’s financial instruments reflect the estimates of amounts that would be received from selling an asset in an orderly transaction between market participants at the measurement date.  The fair value estimates presented in this report are based on information available to the Company as of June 30, 2012 and December 31, 2011.

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

Assets Held for Sale – Assets held for sale are valued at lower of cost or fair value.  Fair value is determined using information on known purchase price commitments from buyers, less estimated incremental direct costs to sell the property in question.  Changes in the purchase prices due to market conditions, a potential  buyer’s due diligence process or other factors beyond our control such as the emergence of unanticipated selling costs can materially affect estimates of fair value and the amount of impairment charges recorded in a particular period.

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

Recently Adopted Accounting Standards – In June 2011, the Financial Accounting Standards Board (the “FASB”) issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The objective of ASU 2011-05 is to improve the comparability, consistency, and transparency of financial reporting, to increase the prominence of items reported in other comprehensive income, and to facilitate convergence of U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards. To achieve this, the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in ASU 2011-05 require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. Finally, current GAAP does not require an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income, which is required by the guidance in ASU 2011-05. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.   The Company’s adoption of this guidance did not have a material effect on the Company’s consolidated financial position and results of operations.

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

A summary of restricted stock award activity under the Company’s LTICPs as of June 30, 2012 and changes during the six months then ended is presented as follows:

	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2012	61	$1.46
Granted	—	—
Vested	61	1.46
Forfeited	—	—
Outstanding at June 30, 2012	—	$—

The Company recognized approximately $22 and $35 of compensation costs related to the LTICPs during the three and six months ended June 30, 2012, respectively and $99 and $115 of compensation costs related to the LTICPs during the three and six months ended June 30, 2011, respectively.  Additionally, as of the six months ended June 30, 2012, there was no unrecognized compensation cost related to restricted stock awards granted under the Company’s 2008 LTICPs.

Availability for Future Issuance – As of June 30, 2012, (i) options to purchase approximately 1,973,000 shares of the Company’s common stock were available for future issuance under the Company’s stock option plans and (ii) options to purchase a maximum of approximately 808,000 shares of the Company’s common stock were available for future issuance under the Company’s LTICPs, reduced by four shares for each share of restricted stock awarded under the 2006 and 2005 LTICPs, under which an aggregate of approximately 210,000 shares of the 808,000 total shares were available for issuance as options, and reduced by two shares for each share of restricted stock awarded under the 2008 and 2007 LTICPs, under which an aggregate of approximately 598,000 of the 808,000 total shares were available for issuance as options.

4. INCOME TAXES

The (expense) benefit from income taxes consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Current	$—	$—	$—	$—
Deferred	2,582	1,781	807	2,722
	$2,582	$1,781	$807	$2,722
Less: Changes in Valuation allowance	(2,582)	(1,781)	(807)	(2,722)
Total	$—	$—	$—	$—

The Company and its wholly-owned subsidiaries file income tax returns in the United States and in the United Kingdom. Income tax expense (benefit) is determined using the asset and liability method provided for in the authoritative guidance issued by the FASB. Deferred income taxes are recognized at currently enacted tax rates for the expected future tax consequences attributable to temporary differences between amounts reported for income tax purposes and financial reporting purposes. Deferred taxes are provided for the undistributed earnings as if they were to be distributed.  The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In view of the level of deferred tax assets as of June 30, 2012 and the Company’s historical losses from operations, the Company has determined that it should record a full valuation allowance against its net deferred tax assets.  The Company did not record tax expense for the three and six months ended June 30, 2012, as it has net operating loss available to offset any taxable income forecast for the year ending December 31, 2012.  The Company did not record a benefit from income taxes for the three and six months ended June 30, 2012 and 2011 as it was not be able to carryback any of its 2011 net operating losses and it is more likely than not that the Company will not be able to realize its deferred tax assets.  The Company has not recorded any liability for unrecognized tax benefits.

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

5. EARNINGS (LOSS) PER SHARE

The Company computes basic EPS based solely on the weighted average number of common shares outstanding during the period in accordance with authoritative guidance issued by the FASB. Diluted EPS reflects all potential dilution of common stock. For the six months ended June 30, 2012 and 2011, 0 and 4,306 shares, respectively, attributable to outstanding options, were excluded from the calculation of diluted EPS because the effect was antidilutive.

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

Liabilities subject to compromise consisted of the following:

	June 30, 2012	December 31, 2011
Due to Licensors	$2,668	$2,627
Accounts Payable and Accrued Expenses	4,887	4,880
Total	$7,555	$7,507

Liabilities subject to compromise includes trade accounts payable related to pre-petition purchases, not all of which were paid. As a result, the Company’s cash flows from operations were favorably affected by the stay of payment related to these accounts payable.  Included in liabilities subject compromise at June 30, 2012 and December 31, 2011 are approximately $5,397 and $5,418, respectively, which relates to discontinued operations.

7. SEVERANCE AND EXIT COSTS

In connection with the termination of the discontinued operations, the Company recorded charges for severance and termination benefits as well as other exit costs in the amount of approximately $1,592 during the six months ended June 30, 2012.  The charges were attributable to certain exit costs incurred during the period, including the elimination of sales and related support positions as well as certain other management positions.

A summary of the actions taken for severance and other exit-costs have been recorded in loss from discontinued operations and the estimated remaining liability associated with such costs are as follows:

	Total Expenses	Remaining Liability as of June 30, 2012
Severance and related costs	$457	$544
Disposal of capitalized film costs	1,135	—
Termination of contracts and leases	—	485
Total	$1,592	$1,029

The liability for severance and exit costs will be paid in accordance with the Bankruptcy Court, as well as the provisions of contractual agreements, and payments may occur at various times throughout 2012.

8. DISCONTINUED OPERATIONS

Pursuant to the Asset Purchase Agreement and the corresponding assets sold and due to their continued lack of profitability, effective June 30, 2012, the Company terminated the operations of 4Kids Ad Sales, 4Kids Productions, 4Kids Music and 4Kids Home Video. Additionally, effective September 30, 2010, the Company terminated the operations of TC Digital and TC Websites. The results of operations for the advertising media and broadcast segment, television and film production/distribution segment and the trading card and game distribution segment are reported as a discontinued operation and the accompanying consolidated financial statements have been reclassified for all prior periods to report the assets, liabilities and operating results of this business.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net revenues	$725	$994	$1,438	$1,674
Total costs and expenses	5,705	4,489	9,543	8,263
Loss from discontinued operations	$(4,980)	$(3,495)	$(8,105)	$(6,589)

The major classes of assets and liabilities of the discontinued operations on the balance sheet are as follows:

	June 30, 2012	December 31, 2011
ASSETS
Accounts receivable – net	$1,832	$4,068
Prepaid and other current assets	388	763
Current assets of discontinued operations	$2,220	$4,831

Property and equipment - net	$227	$317
Film and television costs - net	1,581	2,465
Other assets - net	85	113
Noncurrent assets of discontinued operations	$1,893	$2,895

LIABILITIES
Accounts payable and accrued expenses	$10,546	$9,608
Current liabilities of discontinued operations	$10,546	$9,608

Accounts payable and accrued expenses	$448	$467
Noncurrent liabilities of discontinued operations	$448	$467

Included in current and noncurrent assets of discontinued operations are assets held for sale of approximately $2,625.

9. ASSETS HELD FOR SALE

As of June 30, 2012, the Company intended to dispose of various assets, from continuing operations, which are classified as held for sale on the Consolidated Balance Sheet in accordance with ASC 360.  The following table summarizes the major classes of assets and liabilities held for sale at June 30, 2012:

June 30, 2012
Other assets - net	$1,492
Property and equipment – net	164
Total	$1,656

As of June 30, 2012, property and equipment listed as assets held for sale are no longer being depreciated.

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

On July 14, 2010, 4Kids and TPC executed a tolling agreement tolling the statute of limitations until October 21, 2010 with respect to TPC’s claims. 4Kids and TPC also agreed in the tolling agreement that neither party would commence any litigation against the other party until after the expiration of the tolling period in order to allow for the parties to complete their respective audits and to discuss the results thereof.  During mid-June 2010, 4Kids commenced its audit of TPC which was completed in December 2010.  On October 12, 2010, 4Kids and TPC executed an amendment to the tolling agreement extending the tolling of the statute of limitations until January 15, 2011.  On January 26, 2011, 4Kids and TPC executed a second amendment to the tolling agreement extending the tolling of the statute of limitations until March 15, 2011. On March 25, 2011, 4Kids and TPC executed a third amendment to the tolling agreement extending the tolling of the statute of limitations until April 15, 2011.  The parties have not sought to further extend the tolling agreement in light of the filing of the Bankruptcy Cases on April 6, 2011, which had the effect of automatically staying such claims. On or about April 15, 2011, TPC filed various proofs of claim in the 4Kids Bankruptcy Cases.

After the closing on July 2, 2012 of the sale pursuant to the Asset Purchase Agreement, the parties resumed settlement discussions.

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

On February 29, 2012, 4Kids and the Licensors entered into a Settlement Agreement settling all claims brought by Licensors against 4Kids and all counterclaims brought by 4Kids against the Licensors in the Yu-Gi-Oh! Litigation.  The Settlement Agreement provides, among other things, for the Licensors to make a payment to 4Kids in the amount of $8,000 upon the order of the Bankruptcy Court approving the Settlement Agreement becoming a final order.  On March 9, 2012, the Bankruptcy Court issued an order approving the Settlement Agreement.  Under the Settlement Agreement, the Licensors acknowledged that the Yu-Gi-Oh! Agreement remained valid, binding and legally enforceable with 4Kids continuing to serve as the exclusive licensing agent for the merchandise licensing, television broadcast and home video rights to the Yu-Gi-Oh! Property throughout the world outside of Asia.  The Settlement Agreement further provided for each of 4Kids and the Licensors to release each other from all claims they may have against each other, other than certain indemnification claims and claims that may arise under the Settlement Agreement.  The Settlement Agreement also provided that the agreement does not constitute an admission by any party of any violation of any agreement or law.  On March 27, 2012, 4Kids received the payment in the amount of $8,000 pursuant to the Settlement Agreement.

Wildcat Intellectual Property Holdings, LLC v. 4Kids Entertainment, Inc. et al. - On July 5, 2011, Wildcat Intellectual Property Holdings, LLC filed suit against 4Kids, Chaotic USA Entertainment Group, Inc., Electronic Arts Inc., Konami Digital Entertainment, Inc., Nintendo of America Inc., Panini America, Inc., Pokémon USA, Inc., Sony Computer Entertainment America LLC, Sony Online Entertainment LLC, The Topps Company, Inc., Wizards of the Coast LLC and Zynga Inc. (collectively the “Wildcat Defendants”) in the United States District Court for the Eastern District of Texas seeking damages and other various fees. The suit alleges that the Wildcat Defendants infringed upon United States Patent Number 6,200,216 entitled “Electronic Trading Card”. Since the Wildcat suit with respect to 4Kids pertains to alleged actions by 4Kids occurring prior to the commencement of the Bankruptcy Cases, the Wildcat suit is “stayed” by the 4Kids bankruptcy. Wildcat did not file a proof of claim in the Bankruptcy Cases by the April 18, 2012 claims bar date.

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

The CW - On April 11, 2012, 4Kids received a letter (the “Original Letter”), from the CW pursuant to which the CW gave notice to 4Kids pursuant to Section 5.h of the CW Agreement, to the effect that 4Kids has not made a payment required by the CW Agreement.  The amount set forth in the Original Letter as being owed by 4Kids to the CW in respect of such payment is alleged to be $3,688.  Pursuant to the provisions of the CW Agreement, if a payment required to be made by 4Kids under the CW Agreement is not made within ten days of the receipt of notice from the CW, the CW is entitled to exercise various rights and remedies including terminating the CW Agreement.

Following discussions between representatives of 4Kids and the CW, 4Kids received another letter from the CW on April 19, 2012, which was revised and re-sent to 4Kids on April 24, 2012 (the “Second Letter”).  Pursuant to the Second Letter, the CW indicated that it would not terminate or seek to terminate the CW Agreement based on the failure of 4Kids to pay the amounts alleged to be owed under the CW Agreement, so long as certain conditions identified in the Second Letter are satisfied, including that:

1.  A motion (“Kidsco Sale Motion”) to approve the sale of certain of 4Kids’ assets (including the CW Agreement) to Kidsco (such sale, a “Section 363 Sale”) is filed with the Bankruptcy Court in connection with the Debtors’ Bankruptcy Cases, no later than April 25, 2012, such motion is granted no later than June 30, 2012, and such Section 363 Sale must close no later than July 17, 2012; and

2.  The CW Agreement can only be sold to Kidsco (or any other entity as the CW may approve of, in its sole discretion).

The Second Letter further provided that the CW reserved all rights and remedies, including the right to terminate or seek to terminate the CW Agreement, if any of the foregoing conditions is not satisfied.

4Kids satisfied the first condition of the Second Letter by filing the Kidsco Sale Motion with the Bankruptcy Court on April 18, 2012 prior to the April 25, 2012 deadline. 4Kids satisfied the second condition of the Second Letter since the Section 363 Sale closed on July 2, 2012, prior to the July 17, 2012 deadline. Pursuant to the Section 363 Sale, 4Kids assumed the CW Agreement and assigned the CW agreement to Kidsco. In addition, at the closing of the Section 363 Sale, 4Kids paid the sum of $3,051 to the CW, the agreed-upon cure amount necessary to be paid to the CW in order for 4Kids to assume the CW Agreement. As part of the closing of the Section 363 Sale, 4Kids also received a release from the CW releasing 4Kids from any and all claims under the CW Agreement.

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

11. COMMITMENTS AND CONTINGENCIES

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

12. NONCONTROLLING INTEREST RELATED TO DISCONTINUED OPERATIONS

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

Noncontrolling interest of membership units in TC Digital represents the noncontrolling members’ proportionate share of the equity in the entity. Income is allocated to the membership units noncontrolling interest based on the ownership percentage throughout the year. As of June 30, 2012, the noncontrolling member continued to hold 45% of the equity in the entity.  The following table summarizes the noncontrolling interest’s loss attributable to the noncontrolling equity interest in TC Digital:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
TC Digital net loss before common units noncontrolling interest	$—	$(1,036)	$(3)	$(2,101)
Noncontrolling interest percentage	45%	45%	45%	45%
Noncontrolling interest loss allocation	—	(466)	(1)	(945)
Less: Capital contribution from noncontrolling interest	—	—	—	—
Loss attributable to noncontrolling interest	$—	$(466)	$(1)	$(945)

Included in the TC Digital net loss for the three and six months ended June 30, 2012 is interest expense of $0, and included in the TC Digital net loss for the three and six months ended June 30, 2011 is interest expense of $1,029 and $2,057, respectively which has been eliminated in consolidation.  As of June 30, 2012, the loss in excess of noncontrolling interest for TC Digital absorbed by 4Kids Digital, in the aggregate, since the formation of such entity is $22,037.

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

As of June 30, 2012, the noncontrolling member held 45% of the equity in the entity.  The following table summarizes the noncontrolling interest’s loss attributable to the noncontrolling equity interest in TC Websites:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
TC Websites net loss before common units noncontrolling interest	$—	$—	$—	$(3)
Noncontrolling interest percentage	45%	45%	45%	45%
Noncontrolling interest loss allocation	—	—	—	(2)
Less: Capital contribution from noncontrolling interest	—	—	—	—
Loss attributable to noncontrolling interest	$—	$—	$—	$(2)

As of June 30, 2012, the loss in excess of noncontrolling interest for TC Websites absorbed by 4Kids Websites in the aggregate since the formation of such entity is $6,038.

13.  SUBSEQUENT EVENTS

On July 2, 2012, 4Kids completed the sale of certain of its assets pursuant to the Asset Purchase Agreement entered into on June 24, 2012, among Saban Bidder, and Konami Bidder (the “Purchasers”).  In connection with the consummation of such transactions, the Konami Bidder paid the Debtors an aggregate amount equal to $14,997, representing a base purchase price of $15,000, less a $3 downward adjustment contemplated by the Asset Purchase Agreement.  In addition, in connection with the consummation of the transactions contemplated by the Asset Purchase Agreement, the following payments were made by or on behalf of the Debtors:

(a)           $1,000 was delivered to the escrow agent under the escrow agreements provided for in the Asset Purchase Agreement, to be used to satisfy any indemnification obligations that the Debtors may have to either of the Purchasers pursuant to the provisions of the Asset Purchase Agreement;

(b)           $3 was paid to the escrow agent as the Debtors’ portion of fees payable to it for its performance of services as escrow agent under the escrow agreements;

(c)           $3,051 was paid to The CW as a cure cost under the term sheet originally entered into with the CW as of October 1, 2007 and amended as of October 2, 2008 and June 23, 2010 (the “CW Agreement”);

(d)           $429 was paid to Toei Animation as a cure cost;

(e)           $28 was paid to Twenty Three R.P. Associates as a cure cost;

(f)           approximately $21 was paid to satisfy cure costs under other agreements; and

(g)           $504 was paid to the Saban Bidder in accordance with the terms of the Asset Purchase Agreement, with $476 representing an adjustment to the purchase price for the Saban Purchased Business and $28 representing the Debtors’ share of national advertising proceeds from the broadcast of commercials during the second calendar quarter of 2012 on the five hour Saturday morning block of programs telecast on The CW Network.

The assets sold by the Debtors to the Konami Bidder (the “Konami Purchased Assets”) included, inter alia, all of Debtors’ right, title and interest in and to the business of Debtors relating to and commercial use of Yu-Gi-Oh!, the Japanese manga (also known as cartoon or comic) created by Kazuki Takahashi and the related brand and franchise (the “Konami Purchased Business”), as well as other assets relating to the Konami Purchased Business.  4Kids was party to an agreement with Konami Corporation, dated as of August 1, 2001, as amended by the First Amendment, dated September 12, 2007 (the “Konami Agreement”), which agreement related to, inter alia, sales of Yu-Gi-Oh! trading cards and videogames.  The Konami Agreement was included as part of the Konami Purchased Assets transferred to the Konami Bidder in connection with the closing of the transactions contemplated by the Asset Purchase Agreement on July 2, 2012.

The assets sold by the Debtors to the Saban Bidder included, inter alia, all of Debtors’ right, title and interest in and to the television business of the Debtors including the CW Agreement and certain television episodes and rights related thereto (the “Saban Purchased Business”), as well as other assets relating to the Saban Purchased Business.

There were no other events that occurred subsequent to June 30, 2012 that would require recognition or disclosure in the Company’s consolidated financial statements.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands of dollars unless otherwise specified)

Overview

The Company’s operating results for the six months ended June 30, 2012 were primarily impacted by the receipt of a payment to 4Kids in the amount of $8,000 based upon the order of the Bankruptcy Court approving the Settlement Agreement becoming a final order which resulted in the Company recognizing a gain on litigation settlement of $8,000.  The Company continues to experience declining popularity of its existing Properties combined with the failure of new Properties to achieve satisfactory popularity levels. In addition, the Company continues to incur costs associated with the Bankruptcy Cases, which costs the Company expects to continue to incur throughout the Bankruptcy proceedings.  Pursuant to the Asset Purchase Agreement and the corresponding assets sold and due to their continued lack of profitability, effective June 30, 2012, the Company terminated the operations of 4Kids Ad Sales, 4Kids Productions, 4Kids Music and 4Kids Home Video.  The “Yu-Gi-Oh!” Property, which was sold pursuant to the Asset Purchase Agreement, was the largest contributor for the three and six months ended June 30, 2012, representing approximately 91% and 87%, respectively, of the Company’s revenues.

Chapter 11 Bankruptcy Proceedings – On April 6, 2011 (the “Petition Date”), the Company and all of its domestic wholly-owned subsidiaries (the “Debtors”) filed voluntary petitions for relief (the “Bankruptcy Cases”) under Title 11 of Chapter 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), which Bankruptcy Cases are jointly administered under Case No. 11-11607.  The Company will continue to operate itself and its subsidiaries as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  In general, as debtors-in-possession, we are authorized under Chapter 11 of the Bankruptcy Code to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.  4Kids Entertainment International, Ltd., the Company’s subsidiary based in London, England, and TC Digital Games LLC (“TC Digital”) and TC Websites LLC (“TC Websites”), two domestic subsidiaries in each of which the Company holds a majority ownership, were not included in the filing and will continue to operate outside the Bankruptcy Cases.

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

On April 26, 2012, the Debtors entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), which contemplated the sale of substantially all of its assets to Kidsco Media Ventures LLC, a Delaware limited liability company, and an affiliate of Saban Capital Group (“Kidsco” or “Saban Bidder”) for a purchase price of $10,000, subject to certain adjustments (the “Purchase Price”).  The transaction was proposed as a sale of the Debtors’ assets pursuant to section 363 of the Bankruptcy Code.  The transaction was subject to, among other things, (i) competitive bidding pursuant to sale procedures approved by the Bankruptcy Court at a hearing on April 27, 2012 (the “Bidding Procedures”), and (ii) approval of the transaction by the Bankruptcy Court.

In May 2012, the Company received a competing bid (the “Konami Bid”) from 4K Acquisition Corp. (the “Konami Bidder”), an indirect subsidiary of Konami Corporation, a Japanese corporation (“Konami”). In the competing bid the Konami Bidder offered to purchase substantially all of the assets of the Company in a transaction under Section 363 of the Bankruptcy Code. The Konami Bid, in the judgment of the Company, represented a Qualified Bid under the terms of the Bidding Procedures.

On June 5, 2012, the Company commenced an auction between the Saban Bidder and the Konami Bidder. During the auction, each of the bidders made several improved bids. After several rounds of competitive bidding, the auction was adjourned to allow the bidders to consider an alternative transaction among the Company, the Konami Bidder and the Saban Bidder pursuant to which each of the bidders would acquire certain assets of the Company. The proposed alternative transaction represented a substantial improvement in the proceeds payable to the Company over the last bid made prior to such adjournment.  The possible alternative transaction has conditioned upon the negotiation of definitive documentation among the Company, the Konami Bidder and the Saban Bidder and the approval of such alternative transaction by the Bankruptcy Court.

On June 24, 2012, the Debtors entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), which contemplated the sale of substantially all of its assets to (i) Saban Bidder, and (ii) Konami Bidder, for an aggregate purchase price of $15,000, subject to certain adjustments (the “Purchase Price”).  The transaction was a sale pursuant to section 363 of the Bankruptcy Code.  On June 26, 2012, the Bankruptcy Court entered a final sale order approving the transactions contemplated by the Asset Purchase Agreement.  On July 2, 2012, the Debtors completed the sale pursuant to the Asset Purchase Agreement.  In connection with the consummation of such transactions, the Konami Purchaser paid the Debtors an aggregate amount equal to $14,997, representing a base purchase price of $15,000, less a $3 downward adjustment contemplated by the Asset Purchase Agreement.

While the consummation of the Settlement Agreement and the  completion of the asset sale pursuant to the Asset Purchase Agreement represent significant steps in the process of resolving the Bankruptcy Cases, the timing of any resolution of the Bankruptcy Cases will depend on the timing and outcome of numerous other ongoing matters therein, and it is not possible at this time to accurately predict when such other matters will be resolved.  We have incurred and will continue to incur significant costs associated with the Bankruptcy Cases.  The amount of these costs, which began in April 2011 and are being expensed as incurred, are expected to significantly affect our results of operations, financial position and liquidity.  The Bankruptcy Cases have also presented challenges to our ability to generate additional revenues.

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

Since the Company has completed the sale of a substantial portion of its assets and has discontinued a significant portion of its business, the Board of Directors may choose to propose a bankruptcy plan, which plan would be subject to the approval of the creditors and other claimants in the Bankruptcy Cases as well as the Bankruptcy Court.  There can be no assurance that a proposed bankruptcy plan will be approved by the required classes of voters or that the Bankruptcy Court will conclude that such plan satisfies all requirements necessary for confirmation.  In the event that a bankruptcy plan is approved, the Company would proceed to make distributions in accordance with the plan and the priorities established by the Bankruptcy Code. Under a plan, the Company would be obliged to pay all administrative claims, priority and unsecured claims.

General

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

Pursuant to the Asset Purchase Agreement and the corresponding assets sold and due to their continued lack of profitability, effective June 30, 2012, the Company terminated the operations of 4Kids Ad Sales, 4Kids Productions, 4Kids Music and 4Kids Home Video.  The results of operations for the advertising media and broadcast segment, television and film production/distribution segment and the trading card and game distribution segment are reported as a discontinued operation and the accompanying consolidated financial statements have been reclassified for all prior periods to report the assets, liabilities and operating results of this business.

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

Revenue Recognition - The Company’s revenue recognition policies are appropriate to the circumstances of its business.  See Note 2 of the notes to the Company’s consolidated financial statements for a discussion of these revenue recognition policies.

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

Recently Adopted Accounting Standards – In June 2011, the Financial Accounting Standards Board (the “FASB”) issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The objective of ASU 2011-05 is to improve the comparability, consistency, and transparency of financial reporting, to increase the prominence of items reported in other comprehensive income, and to facilitate convergence of U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards. To achieve this, the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in ASU 2011-05 require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. Finally, current GAAP does not require an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income, which is required by the guidance in ASU 2011-05. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.   The Company’s adoption of this guidance did not have a material effect on the Company’s consolidated financial position and results of operations.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenues for the three and six  months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenues	100%	100%	100%	100%

Costs and expenses:
Selling, general and administrative	108	123	115	101
Total costs and expenses	108	123	115	101

Loss from operations	(8)	(23)	(15)	(1)

Other income (expense):
Interest income	—	—	—	1
Loss on sale of investment securities	—	—	—	(18)
Total other expense	—	—	—	(17)

Loss from continuing operations before reorganization and litigation items	(8)	(23)	(15)	(18)

Reorganization items	(69)	(43)	(56)	(15)
Gain on litigation	—	—	273	—

(Loss) income from continuing operations	(77)	(66)	202	(33)
Loss from discontinued operations	(319)	(196)	(276)	(133)
Net loss	(396)	(262)	(74)	(166)

Net loss attributable to noncontrolling interests, discontinued operations	—	27	—	19

Net loss attributable to 4Kids Entertainment, Inc.	(396)%	(235)%	(74)%	(147)%

Three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011.

For the three months ended June 30, 2012 and 2011
	2012	2011	$ Change	% Change
Revenues	$1,563	$1,786	$(223)	(12)%

For the six months ended June 30, 2012 and 2011
	2012	2011	$ Change	% Change
Revenues	$2,933	$4,976	$(2,043)	(41)%

The decrease in consolidated net revenues for the three and six months ended June 30, 2012, as compared to the same periods in 2011, was due to a number of factors.

Decreased revenues for the three months ended June 30, 2012 were primarily attributable to reduced licensing revenues on the “Yu-Gi-Oh!” and “The Dog” Properties, worldwide, of approximately $60 and $65, respectively.

Decreased revenues for the six months ended June 30, 2012 were primarily attributable to:

(i)	reduced licensing revenues on the “American Kennel Club” and “Monster Jam” Properties, domestically, of approximately $895 and $195, respectively; as well as
(ii)
the realization of an additional $482 in proceeds in 2011 arising from the Company’s agreement to terminate its right to serve as the merchandise licensing agent for the “Teenage Mutant Ninja Turtles” Property prior to the scheduled expiration of the representation agreement with the Mirage Group in 2012.

The “Yu-Gi-Oh!” Property, which was sold pursuant to the Asset Purchase Agreement, was the largest contributor for the three and six months ended June 30, 2012, representing approximately 91% and 87%, respectively, of the Company’s revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 23%, or $512, to $1,689 for the three months ended June 30, 2012, when compared to the same period in 2011.  The decrease was primarily attributable to:

(i)	decreased personnel related costs of approximately $360; and
(ii)	decreased professional fees of approximately $315; partially offset by
(iii)	increased expenses relating to the Company’s trade shows of approximately $135.

Selling, general and administrative expenses decreased 33%, or $1,681, to $3,364 for the six months ended June 30, 2012, when compared to the same period in 2011.  The decrease was primarily attributable:

(i)	decreased personnel related costs of approximately $850; and
(ii)	decreased professional fees of approximately $575; partially offset by
(iii)	expenses relating to the Company’s trade shows of approximately $130.

Interest Income

Interest income decreased 100%, or $6, to $0 and 100%, or $63, to $0 for the three and six months ended June 30, 2012, respectively, as compared to the same period in 2011, primarily as a result of cash balances in 2012 held in non-interest bearing accounts and the liquidation of the Company’s investment portfolio in the first quarter of 2011.

Loss on Sale of Investment Securities

During the first quarter of 2011, the Company sold securities having an aggregate principal amount of $18,450 and an adjusted cost basis of $7,126 for $6,216.  Accordingly, the Company recorded a loss on the sale of investment securities of $910 in such period.

Reorganization Items

The Company incurred reorganization costs of $1,081 and $1,629 during the three and six months ended June 30, 2012, respectively. These costs included professional and consulting fees charged for services retained in connection with the Bankruptcy Cases, as well as fees paid to the Office of the United States Trustee.

Income Taxes

The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In view of the level of deferred tax assets as of June 30, 2012 and the Company’s historical losses from operations, the Company has determined that it should record a full valuation allowance against its net deferred tax assets.  The Company did not record tax expense for the three and six months ended June 30, 2012, as it has net operating loss available to offset any taxable income forecast for the year ending December 31, 2012.  The Company did not record a benefit from income taxes for the three and six months ended June 30, 2011 as it was not be able to carryback any of its 2011 net operating losses and it is more likely than not that the Company will not be able to realize its deferred tax assets.

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

(Loss) income from Continuing Operations

For the three months ended June 30, 2012 and 2011
	2012	2011	$ Change	% Change
Loss from continuing operations	$(1,207)	$(1,176)	$(31)	(3)%

For the six months ended June 30, 2012 and 2011
	2012	2011	$ Change	% Change
Income (loss) from continuing operations	$5,940	$(1,683)	$7,623	453%

The increase in loss from continuing operations for the three months ended June 30, 2012 remains relatively consistent when compared to the same period in 2011.

The change from a loss to a gain from continuing operations for the six months ended June 30, 2012, as compared to the loss in the same period in 2011, was primarily attributable to the receipt of a payment to 4Kids in the amount of $8,000 based upon the order of the Bankruptcy Court approving the Settlement Agreement becoming a final order which resulted in the Company recognizing a gain on litigation settlement of $8,000.

Discontinued Operations

Pursuant to the Asset Purchase Agreement and the corresponding assets sold and due to their continued lack of profitability, effective June 30, 2012, the Company terminated the operations of 4Kids Ad Sales, 4Kids Productions, 4Kids Music and 4Kids Home Video.  Additionally, effective September 30, 2010, the Company terminated the operations of TC Digital and TC Websites. The results of operations for the advertising media and broadcast segment, television and film production/distribution segment and the trading card and game distribution segment are reported as a discontinued operation and the accompanying consolidated financial statements have been reclassified for all prior periods to report the assets, liabilities and operating results of this business.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net revenues	$725	$994	$1,438	$1,674
Total costs and expenses	5,705	4,489	9,543	8,263
Loss from discontinued operations	$(4,980)	$(3,495)	$(8,105)	$(6,589)

The major classes of assets and liabilities of the discontinued operations on the balance sheet are as follows:

	June 30, 2012	December 31, 2011
ASSETS
Accounts receivable – net	$1,832	$4,068
Prepaid and other current assets	388	763
Current assets of discontinued operations	$2,220	$4,831

Property and equipment - net	$227	$317
Film and television costs - net	1,581	2,465
Other assets - net	85	113
Noncurrent assets of discontinued operations	$1,893	$2,895

LIABILITIES
Accounts payable and accrued expenses	$10,546	$9,608
Current liabilities of discontinued operations	$10,546	$9,608

Accounts payable and accrued expenses	$448	$467
Noncurrent liabilities of discontinued operations	$448	$467

Included in current and noncurrent assets of discontinued operations are assets held for sale of approximately $2,625.

Liquidity and Capital Resources

Financial Condition

Cash and cash equivalents as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011	$ Change
Cash and cash equivalents	$4,987	$1,627	$3,360

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

The Company continues to incur costs in connection with the Bankruptcy Cases.  The Company expects these costs to continue throughout the Bankruptcy proceedings.  Despite the $8,000 cash received from the Yu-Gi-Oh! Settlement and the $14,997 received on the closing of the Asset Purchase Agreement (which occurred after June 30, 2012), the Company’s overall cash position as of June 30, 2012, together with the realized and anticipated effects of the significant cost cutting initiatives implemented by the Company beginning in 2009 and continuing in 2012, provides only limited liquidity to fund the Company’s day-to-day operations. The financial challenges facing the Company as a result of its recent history of losses and the limited liquidity available to it to fund day-to-day operations raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s financial statements have been prepared assuming that the Company will continue as a going concern and do not contain any adjustments that may result from the outcome of this uncertainty. Since the Company has completed the sale of a substantial portion of its assets and has discontinued a significant portion of its business, the Board of Directors may choose to propose a bankruptcy plan, which plan would be subject to the approval of the creditors and other claimants in the Bankruptcy Cases as well as the Bankruptcy Court.  There can be no assurance that a proposed bankruptcy plan will be approved by the required classes of voters or that the Bankruptcy Court will conclude that such plan satisfies all requirements necessary for confirmation.  In the event that a bankruptcy plan is approved, the Company would proceed to make distributions in accordance with the plan and the priorities established by the Bankruptcy Code. Under a plan, the Company would be obliged to pay all administrative claims, priority and unsecured claims.

Sources and Uses of Cash

Cash flows for the six months ended June 30, 2012 and 2011 were as follows:

Sources (Uses)	2012	2011
Operating Activities	$3,369	$(4,240)
Investing Activities	—	6,241
Financing Activities	—	—

Working capital deficiency, consisting of current liabilities in excess of current assets, was $3,096 as of June 30, 2012 and $4,208 as of December 31, 2011.

Operating Activities
2012
Net cash provided by operating activities for the six months ended June 30, 2012 of $3,369 primarily reflects the receipt of a payment to 4Kids in the amount of $8,000 based upon the order of the Bankruptcy Court approving the Settlement Agreement becoming a final order.

2011
Net cash used in operating activities for the six months ended June 30, 2011 of $4,240 primarily reflects the Company’s operating losses partially offset by cash collections of the Company’s trade receivables and the decrease of payments of liabilities arising prior to the commencement of the Bankruptcy Cases.

Investing Activities
2012
There was no net cash provided by, or used in, investing activities for the six months ended June 30, 2012.

2011
Net cash provided by investing activities for the six months ended June 30, 2011 of $6,241 primarily reflects proceeds from the sale of the Company’s investment securities for $6,216.

Financing Activities
2012
There was no net cash provided by, or used in, financing activities for the six months ended June 30, 2012.

2011
There was no net cash provided by, or used in, financing activities for the six months ended June 30, 2011.

During the six months ended June 30, 2012, the increase in the Company's cash flow from the receipt of a payment to 4Kids in the amount of $8,000 based upon the order of the Bankruptcy Court approving the Settlement Agreement becoming a final order was partially offset by the diminished popularity of its Properties, increased costs incurred in connection with the Bankruptcy Cases, as well as continued weakness in the current economic climate.  While the Company strives to further diversify its revenue streams, management remains cognizant of changing trends in the toy, game and entertainment business and the difficulty in predicting the length of time a property will be commercially successful.  As a result, the Company's revenues, operating results and cash flow from operations may fluctuate significantly from year to year and present operating results are not necessarily indicative of future performance.

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

We completed an evaluation under the supervision and with participation of our management, including our principal executive officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and Chief Financial Officer have concluded that as of June 30, 2012, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

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

On July 14, 2010, 4Kids and TPC executed a tolling agreement tolling the statute of limitations until October 21, 2010 with respect to TPC’s claims. 4Kids and TPC also agreed in the tolling agreement that neither party would commence any litigation against the other party until after the expiration of the tolling period in order to allow for the parties to complete their respective audits and to discuss the results thereof.  During mid-June 2010, 4Kids commenced its audit of TPC which was completed in December 2010.  On October 12, 2010, 4Kids and TPC executed an amendment to the tolling agreement extending the tolling of the statute of limitations until January 15, 2011.  On January 26, 2011, 4Kids and TPC executed a second amendment to the tolling agreement extending the tolling of the statute of limitations until March 15, 2011. On March 25, 2011, 4Kids and TPC executed a third amendment to the tolling agreement extending the tolling of the statute of limitations until April 15, 2011.  The parties have not sought to further extend the tolling agreement in light of the filing of the Bankruptcy Cases on April 6, 2011, which had the effect of automatically staying such claims. On or about April 15, 2011, TPC filed various proofs of claim in the 4Kids Bankruptcy Cases.

After the closing on July 2, 2012 of the sale pursuant to the Asset Purchase Agreement, the parties resumed settlement discussions.

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

On February 29, 2012, 4Kids and the Licensors entered into a Settlement Agreement settling all claims brought by Licensors against 4Kids and all counterclaims brought by 4Kids against the Licensors in the Yu-Gi-Oh! Litigation.  The Settlement Agreement provides, among other things, for the Licensors to make a payment to 4Kids in the amount of $8,000 upon the order of the Bankruptcy Court approving the Settlement Agreement becoming a final order.  On March 9, 2012, the Bankruptcy Court issued an order approving the Settlement Agreement.  Under the Settlement Agreement, the Licensors acknowledged that the Yu-Gi-Oh! Agreement remained valid, binding and legally enforceable with 4Kids continuing to serve as the exclusive licensing agent for the merchandise licensing, television broadcast and home video rights to the Yu-Gi-Oh! Property throughout the world outside of Asia.  The Settlement Agreement further provided for each of 4Kids and the

 Licensors to release each other from all claims they may have against each other, other than certain indemnification claims and claims that may arise under the Settlement Agreement.  The Settlement Agreement also provided that the agreement does not constitute an admission by any party of any violation of any agreement or law.  On March 27, 2012, 4Kids received the payment in the amount of $8,000 pursuant to the Settlement Agreement.

Wildcat Intellectual Property Holdings, LLC v. 4Kids Entertainment, Inc. et al. - On July 5, 2011, Wildcat Intellectual Property Holdings, LLC filed suit against 4Kids, Chaotic USA Entertainment Group, Inc., Electronic Arts Inc., Konami Digital Entertainment, Inc., Nintendo of America Inc., Panini America, Inc., Pokémon USA, Inc., Sony Computer Entertainment America LLC, Sony Online Entertainment LLC, The Topps Company, Inc., Wizards of the Coast LLC and Zynga Inc. (collectively the “Wildcat Defendants”) in the United States District Court for the Eastern District of Texas seeking damages and other various fees. The suit alleges that the Wildcat Defendants infringed upon United States Patent Number 6,200,216 entitled “Electronic Trading Card”. Since the Wildcat suit with respect to 4Kids pertains to alleged actions by 4Kids occurring prior to the commencement of the Bankruptcy Cases, the Wildcat suit is “stayed” by the 4Kids bankruptcy. Wildcat did not file a proof of claim in the Bankruptcy Cases by the April 18, 2012 claims bar date.

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

The CW - On April 11, 2012, 4Kids received a letter (the “Original Letter”), from the CW pursuant to which the CW gave notice to 4Kids pursuant to Section 5.h of the CW Agreement, to the effect that 4Kids has not made a payment required by the CW Agreement.  The amount set forth in the Original Letter as being owed by 4Kids to the CW in respect of such payment is alleged to be $3,688.  Pursuant to the provisions of the CW Agreement, if a payment required to be made by 4Kids under the CW Agreement is not made within ten days of the receipt of notice from the CW, the CW is entitled to exercise various rights and remedies including terminating the CW Agreement.

Following discussions between representatives of 4Kids and the CW, 4Kids received another letter from the CW on April 19, 2012, which was revised and re-sent to 4Kids on April 24, 2012 (the “Second Letter”).  Pursuant to the Second Letter, the CW indicated that it would not terminate or seek to terminate the CW Agreement based on the failure of 4Kids to pay the amounts alleged to be owed under the CW Agreement, so long as certain conditions identified in the Second Letter are satisfied, including that:

1.  A motion (“Kidsco Sale Motion”) to approve the sale of certain of 4Kids’ assets (including the CW Agreement) to Kidsco (such sale, a “Section 363 Sale”) is filed with the Bankruptcy Court in connection with the Debtors’ Bankruptcy Cases, no later than April 25, 2012, such motion is granted no later than June 30, 2012, and such Section 363 Sale must close no later than July 17, 2012; and

2.  The CW Agreement can only be sold to Kidsco (or any other entity as the CW may approve of, in its sole discretion).

The Second Letter further provided that the CW reserved all rights and remedies, including the right to terminate or seek to terminate the CW Agreement, if any of the foregoing conditions is not satisfied.

4Kids satisfied the first condition of the Second Letter by filing the Kidsco Sale Motion with the Bankruptcy Court on April 18, 2012 prior to the April 25, 2012 deadline. 4Kids satisfied the second condition of the Second Letter since the Section 363 Sale closed on July 2, 2012, prior to the July 17, 2012 deadline. Pursuant to the Section 363 Sale, 4Kids assumed the CW Agreement and assigned the CW agreement to Kidsco. In addition, at the closing of the Section 363 Sale, 4Kids paid the sum of $3,051 to the CW, the agreed-upon cure amount necessary to be paid to the CW in order for 4Kids to assume the CW Agreement. As part of the closing of the Section 363 Sale, 4Kids also received a release from the CW releasing 4Kids from any and all claims under the CW Agreement.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” of the Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Annual Report”), which could materially affect our business, financial condition or future results.  The risks described in the 2011 Annual Report are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently do not consider material also may materially adversely affect our business, financial condition and/or operating results.  There have been no material changes from the risk factors disclosed in the 2011 Annual Report other than the addition of the following risk factors:

There are no assurances that our stockholders will receive any distribution in the Bankruptcy Cases.

Since the Company has completed the sale of a substantial portion of its assets and has discontinued a significant portion of its business, the Board of Directors may choose to propose a bankruptcy plan, which plan would be subject to the approval of the creditors and other claimants in the Bankruptcy Cases as well as the Bankruptcy Court.  There can be no assurance that a proposed bankruptcy plan will be approved by the required classes of voters or that the Bankruptcy Court will conclude that such plan satisfies all requirements necessary for confirmation.  In the event that a bankruptcy plan is approved, the Company would proceed to make distributions in accordance with the plan and the priorities established by the Bankruptcy Code. Under a plan, the Company would be obliged to pay all administrative claims, priority and unsecured claims.  In view of the significant amount of such claims, there can be no assurance that our stockholders will receive any distribution in respect of any such plan.

Item 6.                      Exhibits.

(a)	Exhibits

2.1	Asset Purchase Agreement, dated June 24, 2012 among 4Kids Entertainment, Inc. and its wholly owned subsidiaries, Kidsco Media Ventures LLC and 4K Acquisition Corp.*

31.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Joint Certification of principal executive officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document
__________________________________

* Incorporated by reference to Current Report on Form 8-K dated June 28, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

4KIDS ENTERTAINMENT, INC.

Date: August 13, 2012

By:/s/ Samuel R. Newborn
___________________________
Samuel R. Newborn,
Executive Vice President
and General Counsel
(principal executive officer
                and Director)

By:       /s/ Bruce R. Foster
___________________________
Bruce R. Foster,
Executive Vice President
and Chief Financial Officer
(principal financial
and chief accounting officer )