Form 10-Q
period 2012-09-30
4 KIDS ENTERTAINMENT INC
filed 2012-11-13
CIK 58592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 0-7843

4Kids Entertainment, Inc.
(Exact name of registrant as specified in its charter)

New York	13-2691380
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

53 West 23rd Street
New York, New York  10010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.     Yes ☐     No ☐

As of November 13, 2012, the number of shares outstanding of the common stock of 4Kids Entertainment, Inc., par value $.01 per share, was 13,714,992.

4Kids Entertainment, Inc. and Subsidiaries

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.
4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2012 and DECEMBER 31, 2011
(In thousands of dollars, except share data)

	September 30, 2012	December 31, 2011
ASSETS:	(Unaudited)
Current assets:
Cash and cash equivalents	$12,967	$1,627
Accounts receivable – net	652	1,878
Prepaid expenses and other current assets	715	936
Current assets of discontinued operations	449	4,672
Total current assets	14,783	9,113

Property and equipment – net	102	372
Accounts receivable - noncurrent, net	138	378
Other assets - net	652	2,388
Noncurrent assets of discontinued operations	75	3,693
Total assets	$15,750	$15,944

LIABILITIES AND EQUITY:
Liabilities not subject to compromise:
Current Liabilities:
Due to licensors	$306	$1,003
Accounts payable and accrued expenses	4,685	3,595
Current liabilities of discontinued operations	3,031	9,387
Deferred revenue	9	11
Total current liabilities	8,031	13,996
Long term liabilities of discontinued operations	—	498
Total liabilities not subject to compromise	8,031	14,494

Liabilities subject to compromise	4,053	7,507
Total liabilities	12,084	22,001

Commitments and contingencies
4Kids Entertainment, Inc. shareholders’ equity (deficit)
Preferred stock, $.01 par value – authorized 3,000,000 shares; none issued	—	—
Common stock, $.01 par value - authorized 40,000,000 shares; issued 15,838,879 and 15,777,711 shares; outstanding 13,714,992 and 13,653,824 shares at September 30, 2012 and December 31, 2011, respectively	158	158
Additional paid-in capital	69,524	69,436
Accumulated other comprehensive income	417	501
Accumulated deficit	(13,343)	(23,063)
	56,756	47,032
Less cost of 2,123,887 treasury shares at September 30, 2012 and December 31, 2011	(36,488)	(36,488)
Total equity of 4Kids Entertainment, Inc. shareholders	20,268	10,544
Noncontrolling interests related to discontinued operations	(16,602)	(16,601)
Total shareholders’ equity (deficit)	3,666	(6,057)
Total liabilities and shareholders’ equity (deficit)	$15,750	$15,944

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(In thousands of dollars, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net revenues:
Service revenue	$263	$1,687	$3,008	$5,670
Other revenue	—	—	—	482
Total net revenues	263	1,687	3,008	6,152

Costs and expenses:
Selling, general and administrative	1,785	2,676	4,091	6,525
Total costs and expenses	1,785	2,676	4,091	6,525

Loss from operations	(1,522)	(989)	(1,083)	(373)

Other income (expense):
Interest income	—	—	—	63
Loss on sale of investment securities	—	—	—	(910)
Total other income (expense)	—	—	—	(847)

Loss from continuing operations before reorganization and litigation items	(1,522)	(989)	(1,083)	(1,220)
Reorganization items	(1,625)	(148)	(3,254)	(915)
Gain on litigation	—	—	8,000	—
Gain on sale	16,714	—	16,714	—

Income (loss) from continuing operations	13,567	(1,137)	20,377	(2,135)
Loss from discontinued operations	(1,683)	(4,115)	(10,658)	(11,389)
Net income (loss)	11,884	(5,252)	9,719	(13,524)
Loss attributable to noncontrolling interests, discontinued operations	—	468	1	1,415
Net income (loss) attributable to 4Kids Entertainment, Inc.	$11,884	$(4,784)	$9,720	$(12,109)

Per share amounts:
Basic and diluted earnings (loss) per share attributable to 4Kids Entertainment, Inc. common shareholders
Continuing operations	$0.99	$(0.08)	$1.49	$(0.16)
Discontinued operations	(0.12)	(0.27)	(0.78)	(0.73)
Basic and diluted earnings (loss) per share attributable to 4Kids Entertainment, Inc. common shareholders	$0.87	$(0.35)	$0.71	$(0.89)

Weighted average common shares outstanding – basic and diluted	13,680,711	13,653,824	13,683,292	13,588,744

Net income (loss) attributable to 4Kids Entertainment, Inc.:
Income (loss) from continuing operations	$13,567	$(1,137)	$20,377	$(2,135)
Loss from discontinued operations	(1,683)	(4,115)	(10,658)	(11,389)
Loss attributable to noncontrolling interests, discontinued operations	—	468	1	1,415
Net loss from discontinued operations	(1,683)	(3,647)	(10,657)	(9,974)
Net income (loss) attributable to 4Kids Entertainment, Inc.	$11,884	$(4,784)	$9,720	$(12,109)

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(In thousands of dollars and shares)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income (loss)	$11,884	$(4,784)	$9,720	$(12,109)
Translation adjustment	(76)	12	(84)	22
Total comprehensive income (loss)	$11,808	$(4,772)	$9,636	$(12,087)

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2012
(In thousands of dollars and shares)

	4Kids Entertainment, Inc. Shareholders’
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Less Treasury Stock	Total Equity of 4Kids Entertainment, Inc. Shareholders’	Non- controlling Interests	Total Shareholders’ Equity (Deficit)
	Shares	Amount

BALANCE, DECEMBER 31, 2011	15,778	$158	$69,436	$(23,063)	$501	$(36,488)	$10,544	$(16,601)	$(6,057)
Issuance of Common Stock and stock options exercised	61	—	88	—	—	—	88	—	88
Net income (loss)	—	—	—	9,720	—	—	9,720	(1)	9,719
Translation adjustment	—	—	—	—	(84)	—	(84)	—	(84)
BALANCE, SEPTEMBER 30, 2012	15,839	$158	$69,524	$(13,343)	$417	$(36,488)	$20,268	$(16,602)	$3,666

See notes to consolidated financial statements.

4KIDS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(In thousands of dollars)

	2012	2011
Cash flows from operating activities:
Net income (loss)	$9,719	$(13,524)
Loss from discontinued operations	10,658	11,389
Income (loss) from continuing operations	20,377	(2,135)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	171	241
Gain on sale of certain assets	(16,714)	—
Provision (recovery) for doubtful accounts	7	(97)
Loss on disposal of property and equipment	164	—
Loss on sale of investment securities	—	910
Changes in operating assets and liabilities:
Accounts receivable	1,469	(442)
Income taxes receivable	—	14
Prepaid expenses and other current assets	226	167
Other assets – net	75	(370)
Due to licensors	(696)	(1,972)
Accounts payable and accrued expenses	1,168	1,469
Liabilities subject to compromise	(3,454)	8,305
Deferred revenue	(2)	(554)
Net cash provided by continuing operating activities	2,791	5,536
Net cash used in discontinued operating activities	(5,359)	(14,025)
Net cash used in operating activities	(2,568)	(8,489)

Cash flows from investing activities:
Proceeds from sale of investments	—	6,216
Proceeds from sale of certain assets	13,997	—
Purchase of property and equipment	—	174
Proceeds from disposal of property and equipment	—	25
Net cash provided by investing activities	13,997	6,415

Effects of exchange rate changes on cash and cash equivalents	(89)	31

Net increase (decrease) in cash and cash equivalents	11,340	(2,043)
Cash and cash equivalents, beginning of period	1,627	4,195
Cash and cash equivalents, end of period	$12,967	$2,152

Supplemental disclosure of cash flow information:
Supplemental schedule of non-cash investing and financing activities
Vesting of restricted shares	$88	$738

In conjunction with the sale of certain of the Company’s assets pursuant to the Asset Purchase Agreement:

Other assets–continuing, acquired by buyers	$1,596	$—
Film costs, accounts receivable, other assets–discontinued, acquired by buyers	$2,329	$—
Accounts payable and accrued expenses–discontinued, assumed by buyers	$6,642	$—

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

Chapter 11 Bankruptcy Proceedings – On April 6, 2011 (the “Petition Date”), the Company and all of its domestic wholly-owned subsidiaries (the “Debtors”) filed voluntary petitions for relief (the “Bankruptcy Cases”) under Title 11 of Chapter 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), which Bankruptcy Cases are jointly administered under Case No. 11-11607.  The Company will continue to operate itself and its subsidiaries as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  In general, as debtors-in-possession, we are authorized under Chapter 11 of the Bankruptcy Code to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.  4Kids Entertainment International, Ltd. (“4Kids International”), the Company’s subsidiary based in London, England, and TC Digital Games LLC (“TC Digital”) and TC Websites LLC (“TC Websites”), two domestic subsidiaries in each of which the Company holds a majority ownership, were not included in the filing and will continue to operate outside the Bankruptcy Cases.

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

After the filing of the Bankruptcy Cases, the United States Trustee for the Southern District of New York appointed an official committee of unsecured creditors (the “Creditors’ Committee”).  The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Debtors.  There can be no assurance that the Creditors’ Committee will support the Debtors’ positions on matters to be presented to the Bankruptcy Court in the future or on any bankruptcy plan. Disagreements between the Debtors and the Creditors’ Committee could protract the Bankruptcy Cases, negatively impact the Debtors’ ability to operate and delay the Debtors’ emergence from Chapter 11. Under Section 365 and other relevant sections of the Bankruptcy Code, we may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property and equipment, subject to the approval of the Bankruptcy Court and certain other conditions.  Any description of an executory contract or unexpired lease in this report, including, where applicable, our express termination rights or a quantification of our obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights we have under Section 365 of the Bankruptcy Code.

On February 29, 2012, 4Kids, and Nihon Ad Systems, Inc. and Tokyo Corporation (collectively, the “Licensors”) entered into a Settlement Agreement, dated as of February 27, 2012 (the “Settlement Agreement”), settling all claims brought by Licensors against 4Kids and all counterclaims brought by 4Kids against the Licensors in the Yu-Gi-Oh! Litigation (as defined below). The Settlement Agreement provides, among other things, for the Licensors to make a payment to 4Kids in the amount of $8,000 upon the order of the Bankruptcy Court approving the Settlement Agreement becoming a final order.  On March 9, 2012, the Bankruptcy Court issued an order approving the Settlement Agreement and, accordingly, the Company recognized a gain on litigation settlement of $8,000.  Under the Settlement Agreement, the Licensors acknowledged that the Yu-Gi-Oh! Agreement (hereinafter defined) remained valid, binding and legally enforceable with 4Kids continuing to serve as the exclusive licensing agent for the merchandise licensing, television broadcast and home video rights to the Yu-Gi-Oh! Property throughout the world outside of Asia.  The Settlement Agreement further provided for each of 4Kids and the Licensors to release each other from all claims they may have against each other, other than certain indemnification claims and claims that may arise under the Settlement Agreement.  The Settlement Agreement also provided that the agreement does not constitute an admission by any party of any violation of any agreement or law.  On March 27, 2012, 4Kids received the payment in the amount of $8,000 pursuant to the Settlement Agreement.

On April 26, 2012, the Debtors entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), which contemplated the sale of substantially all of its assets to Kidsco Media Ventures LLC (“Kidsco”), a Delaware limited liability company, and an affiliate of Saban Capital Group “Saban Bidder”) for a purchase price of $10,000, subject to certain adjustments (the “Purchase Price”).  The transaction was proposed as a sale of the Debtors’ assets pursuant to Section 363 of the Bankruptcy Code.  The transaction was subject to, among other things, (i) competitive bidding pursuant to sale procedures approved by the Bankruptcy Court at a hearing on April 27, 2012 (the “Bidding Procedures”), and (ii) approval of the transaction by the Bankruptcy Court.

In May 2012, the Company received a competing bid (the “Konami Bid”) from 4K Acquisition Corp. (the “Konami Bidder”), an indirect subsidiary of Konami Corporation, a Japanese corporation (“Konami”). In the competing bid, the Konami Bidder offered to purchase substantially all of the assets of the Company in a transaction under Section 363 of the Bankruptcy Code. The Konami Bid, in the judgment of the Company, represented a Qualified Bid under the terms of the Bidding Procedures.

On June 5, 2012, the Company commenced an auction between the Saban Bidder and the Konami Bidder (together with the Saban Bidder, the “Purchasers”).  During the auction, each of the Purchasers made several improved bids. After several rounds of competitive bidding, the auction was adjourned to allow the Purchasers to consider an alternative transaction among the Company and the Purchasers pursuant to which each of the Purchasers would acquire certain assets of the Company. The proposed alternative transaction represented a substantial improvement in the proceeds payable to the Company over the last bid made prior to such adjournment.  The possible alternative transaction was conditioned upon the negotiation of definitive documentation among the Company and the Purchasers and the approval of such alternative transaction by the Bankruptcy Court.

On June 24, 2012, the Debtors entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), which contemplated the sale of substantially all of its assets to the Purchasers, for an aggregate purchase price of $15,000, subject to certain adjustments (the “Purchase Price”).  The transaction was a sale pursuant to Section 363 of the Bankruptcy Code.  On June 26, 2012, the Bankruptcy Court entered a final sale order approving the transactions contemplated by the Asset Purchase Agreement.

On July 2, 2012, 4Kids completed the sale of certain of its assets pursuant to the Asset Purchase Agreement, among 4Kids and the Purchasers.  In connection with the consummation of such transactions, the Konami Bidder paid the Debtors an aggregate amount equal to $14,997, representing a base purchase price of $15,000, less a $3 downward adjustment contemplated by the Asset Purchase Agreement.  In addition, in connection with the consummation of the transactions contemplated by the Asset Purchase Agreement, the following payments were made by or on behalf of the Debtors:

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

(c)           $3,051 was paid to The CW Network, LLC (“The CW”) as a cure cost under the term sheet originally entered into with The CW as of October 1, 2007 and amended as of October 2, 2008 and June 23, 2010 (“The CW Agreement”);

(d)           $429 was paid to Toei Animation as a cure cost;

(e)           $28 was paid to Twenty Three R.P. Associates as a cure cost;

(f)           approximately $21 was paid to satisfy cure costs under other agreements; and

(g)           $504 was paid to the Saban Bidder in accordance with the terms of the Asset Purchase Agreement, with $476 representing an adjustment to the purchase price for the Saban Purchased Business and $28 representing the Debtors’ share of national advertising proceeds from the broadcast of commercials during the second calendar quarter of 2012 on the five hour Saturday morning block of programs telecast on The CW.

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

The Company continues to incur costs in connection with the Bankruptcy Cases.  The Company expects these costs to continue throughout the Bankruptcy proceedings.  Despite the $8,000 cash received from the Yu-Gi-Oh! Settlement and the $14,997 received on the sale of certain of the Company’s assets pursuant to the Asset Purchase Agreement, the Company’s overall cash position as of September 30, 2012, together with the realized and anticipated effects of the significant cost cutting initiatives implemented by the Company beginning in 2009 and continuing through 2012 and beyond, provides only limited liquidity to fund the Company’s day-to-day operations. As discussed below, the Company’s Board of Directors has proposed a bankruptcy plan, which plan is subject to the approval of the Debtors’ shareholders as well as the Bankruptcy Court.  There can be no assurance that the proposed bankruptcy plan will be approved by the required classes of voters or that the Bankruptcy Court will conclude that such plan satisfies all requirements necessary for confirmation.  In the event that a bankruptcy plan is approved, the Company would proceed to make distributions in accordance with the plan and the priorities established by the Bankruptcy Code. Under the plan as so proposed, the Company would be obliged to pay all administrative claims, priority and unsecured claims.

Licensing - The Company’s sole business is licensing which consists of the results of operations of the following wholly-owned subsidiaries of the Company: 4Kids Entertainment Licensing, Inc. (“4Kids Licensing”); 4Sight Licensing Solutions, Inc. (“4Sight Licensing”); and 4Kids Technology, Inc. (“4Kids Technology”). 4Kids Licensing is engaged in the business of licensing the merchandising rights to popular children’s television series, properties and product concepts (individually, the “Property” or collectively the “Properties”). 4Kids Licensing typically acts as exclusive merchandising agent in connection with the grant to third parties of licenses to manufacture and sell all types of merchandise, including toys, videogames, trading cards, apparel, housewares, footwear, books and other published materials, based on such Properties. 4Sight Licensing is engaged in the business of licensing properties and product concepts to adults, teens and “tweens”.  4Sight Licensing focuses on brand building through licensing. 4Kids Technology develops ideas and concepts for licensing which integrate new and existing technologies with traditional game and toy play patterns.

Effective September 30, 2012, the Company’s wholly-owned subsidiary, 4Kids International closed its operations.  4Kids International, based in London, managed Properties represented by the Company in the United Kingdom and European marketplaces.  The closing of 4Kids International will enable the Company to further reduce costs and focus on its core domestic licensing business.

The “Yu-Gi-Oh!” Property, which was sold pursuant to the Asset Purchase Agreement, was the largest contributor for the nine months ended September 30, 2012, representing approximately 83% of the Company’s revenues.

Discontinued Operations – In connection with its on-going evaluation of each of its business units, the management of the Company recommended to the Board of Directors of the Company that based upon the substantial operational losses and declining revenues being incurred by the Company’s international operations, such operations should be discontinued. Accordingly, on August 16, 2012, the Company’s Board of Directors determined to discontinue the operations of its UK Subsidiary, 4Kids International, effective September 30, 2012.  The results of operations for the international segment is reported as a discontinued operation and the accompanying consolidated financial statements have been reclassified for all prior periods to report the assets, liabilities and operating results of this business.

On July 2, 2012, 4Kids completed the sale of certain of its assets pursuant to the Asset Purchase Agreement.  The assets sold by the Debtors to the Konami Bidder included, inter alia, all of Debtors’ right, title and interest in and to the business of Debtors relating to and commercial use of Yu-Gi-Oh!, the Japanese manga (also known as cartoon or comic) created by Kazuki Takahashi and the related brand and franchise, as well as other assets relating to the Konami Purchased Business.  4Kids was party to the Konami Agreement, which agreement related to, inter alia, sales of Yu-Gi-Oh! trading cards and videogames.  The Konami Agreement was included as part of the Konami Purchased Assets transferred to the Konami Bidder in connection with the closing of the transactions contemplated by the Asset Purchase Agreement on July 2, 2012.

The assets sold by the Debtors to the Saban Bidder included, inter alia, all of Debtors’ right, title and interest in and to the television business of the Debtors, including The CW Agreement and the television episodes and rights related thereto, as well as other assets relating to the Saban Purchased Business.

Pursuant to the Asset Purchase Agreement and the corresponding assets sold, and due to their continued lack of profitability, effective June 30, 2012, the Company terminated the operations of 4Kids Ad Sales, Inc. (“4Kids Ad Sales”), 4Kids Productions, Inc. (“4Kids Productions”), 4Kids Entertainment Music, Inc. (“4Kids Music”) and 4Kids Entertainment Home Video, Inc. (“4Kids Home Video”).  Additionally, effective September 30, 2010, the Company terminated the operations of TC Digital and TC Websites.  The results of operations of the following segments are reported in the Company’s consolidated financial statements as discontinued operations (see Note 9).

•
Advertising Media and Broadcast - The Company, under The CW Agreement with The CW, leased The CW’s Saturday morning programming block (“The CW4Kids”) which broadcasts in most markets from 7am to 12pm for an initial term of five years beginning with The CW's 2008-2009 broadcast season.  The Company provided substantially all programming content to be broadcast on The CW4Kids.  4Kids Ad Sales, a wholly-owned subsidiary of the Company, retained a portion of the revenue from its sale of network advertising time for the five-hour time period.

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

Basis of Presentation - The consolidated financial statements, except for the December 31, 2011 consolidated balance sheet, are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011 presented in our Annual Report on Form 10-K. The consolidated balance sheet as of December 31, 2011 was derived from the audited consolidated balance sheet contained in our Annual Report on Form 10-K.  All significant intercompany accounts and transactions have been eliminated.  In the opinion of the Company’s management, the accompanying consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position of the Company as of September 30, 2012 and December 31, 2011, and the results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2012 and 2011, and changes in equity for the nine months ended September 30, 2012 and cash flows for the nine months ended September 30, 2012 and 2011. Because of the inherent seasonality and changing trends of the toy, game, entertainment and advertising industries, operating results for the Company on a quarterly basis may not be indicative of operating results for the full year.

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

Fair Value Measurements - The fair values of the Company’s financial instruments reflect the estimates of amounts that would be received from selling an asset in an orderly transaction between market participants at the measurement date.  The fair value estimates presented in this report are based on information available to the Company as of September 30, 2012 and December 31, 2011.

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

Other Comprehensive Income (Loss) - The Company classifies items as other comprehensive income (loss) by their nature in the financial statements and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet. The assets and liabilities of the Company’s foreign subsidiary, 4Kids International have been recorded in their local currency and translated to U.S. dollars using period-end exchange rates. Income and expense items have been translated at the average rate of exchange prevailing during the period. Any adjustment resulting from translating the financial statements of the foreign subsidiary is reflected in “other comprehensive income (loss)”, net of related tax.

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

The Company has stock-based compensation plans for employees and non-employee members of the Company’s Board of Directors.  The plans provide for discretionary grants of stock options, shares of restricted stock, and other stock-based awards. The plans are administered by the Compensation Committee of the Company’s Board of Directors, consisting of non-employee directors.  The Company’s recognition of stock-based compensation expense in the statement of operations over the vesting period is based on the fair value of the award at the grant date.

Restricted Stock Awards

The Company granted restricted stock awards of approximately 378,000 shares on May 22, 2009 under its 2008 long-term incentive compensation plan (“LTICP”). The restricted stock awards were granted to certain employees, including officers and members of the Company’s Board of Directors, at a grant price of $1.46 (the average of the high and low stock price from the previous day of trading).  The restricted stock awards vest annually over a period of three years from the date of grant, with accelerated vesting upon a change of control of the Company (as defined in the applicable plan).  During the restriction period, award holders do not have the rights of stockholders and cannot transfer ownership. Additionally, nonvested shares of award holders are subject to forfeiture.  These awards are forfeited and revert to the Company in the event of employment termination, except in the case of death, disability, retirement or other specified events.

A summary of restricted stock award activity under the Company’s LTICPs as of September 30, 2012 and changes during the nine months then ended is presented as follows:

	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2012	61	$1.46
Granted	—	—
Vested	61	1.46
Forfeited	—	—
Outstanding at September 30, 2012	—	$—

The Company recognized approximately $0 and $35 of compensation costs related to the LTICPs during the three and nine months ended September 30, 2012, respectively and $22 and $137 of compensation costs related to the LTICPs during the three and nine months ended September 30, 2011, respectively.  Additionally, as of September 30, 2012, there was no unrecognized compensation cost related to restricted stock awards granted under the Company’s 2008 LTICPs.

Availability for Future Issuance – As of September 30, 2012, (i) options to purchase approximately 1,501,000 shares of the Company’s common stock were available for future issuance under the Company’s stock option plans and (ii) options to purchase a maximum of approximately 808,000 shares of the Company’s common stock were available for future issuance under the Company’s LTICPs, reduced by four shares for each share of restricted stock awarded under the 2006 and 2005 LTICPs, under which an aggregate of approximately 210,000 shares of the 808,000 total shares were available for issuance as options, and reduced by two shares for each share of restricted stock awarded under the 2008 and 2007 LTICPs, under which an aggregate of approximately 598,000 of the 808,000 total shares were available for issuance as options.

4.	INCOME TAXES

The (expense) benefit from income taxes consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Current	$—	$—	$—	$—
Deferred	(5,689)	2,959	(4,882)	5,681
	(5,689)	2,959	(4,882)	5,681
Less: Changes in Valuation allowance	5,689	(2,959)	4,882	(5,681)
Total	$—	$—	$—	$—

The Company and its wholly-owned subsidiaries file income tax returns in the United States and in the United Kingdom. Income tax (expense) benefit is determined using the asset and liability method provided for in the authoritative guidance issued by the FASB. Deferred income taxes are recognized at currently enacted tax rates for the expected future tax consequences attributable to temporary differences between amounts reported for income tax purposes and financial reporting purposes. Deferred taxes are provided for the undistributed earnings as if they were to be distributed.  The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In view of the level of deferred tax assets as of September 30, 2012 and the Company’s historical losses from operations, the Company has determined that it should record a full valuation allowance against its net deferred tax assets.  The Company did not record tax expense for the three and nine months ended September 30, 2012, as it has net operating loss carryforwards available to offset any taxable income forecast for the year ending December 31, 2012.  The Company did not record a benefit from income taxes for the three and nine months ended September 30, 2012 and 2011 as it would not be able to carryback any of its 2011 net operating losses and it is more likely than not that the Company will not be able to realize its deferred tax assets.  The Company has not recorded any liability for unrecognized tax benefits.

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

The Company computes basic EPS based solely on the weighted average number of common shares outstanding during the period in accordance with authoritative guidance issued by the FASB. Diluted EPS reflects all potential dilution of common stock. For the nine months ended September 30, 2011, no shares attributable to outstanding options were excluded from the calculation of diluted EPS because the effect was antidilutive.   During the nine months ended September 30, 2012, there were no options outstanding.

6.	LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise refers to unsecured obligations that will be accounted for under any bankruptcy plan. Generally, actions to enforce or otherwise effect payment of liabilities arising prior to the commencement of the Bankruptcy Cases (“Pre-Petition Liabilities”) are stayed.  The authoritative guidance issued by the FASB requires Pre-Petition liabilities that are subject to compromise to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.  These liabilities represent the estimated amount expected to be allowed on known or potential claims to be resolved through the Bankruptcy Cases, and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of collateral securing the claims, proofs of claim, or other events.  Liabilities subject to compromise also include certain items that may be assumed under a plan of reorganization, and as such, may be subsequently reclassified to liabilities not subject to compromise.  Unless otherwise provided for in the Bankruptcy Code or any “claims bar date order” entered in the Bankruptcy Cases, holders of pre-petition claims are required to file proofs of claims by the “bar date” established with approval of the Bankruptcy Court.  A bar date is the date by which certain claims against the Debtors must be filed if the claimants wish to receive any distribution in Bankruptcy Cases.  Creditors were notified that April 18, 2012 is the bar date in the Bankruptcy Cases and were required to file a proof of claim with the Bankruptcy Court by that date.  Differences between liability amounts estimated by the Debtors and claims filed by creditors will be investigated and, if necessary, the Bankruptcy Court will make a final determination of the amount of any allowable claim.  The determination of how liabilities will ultimately be treated cannot be made until the Bankruptcy Court approves a bankruptcy plan.  Accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time.

Liabilities subject to compromise consisted of the following:

	September 30, 2012	December 31, 2011
Due to Licensors	$2,647	$2,627
Accounts Payable and Accrued Expenses	1,406	4,880
Total	$4,053	$7,507

Liabilities subject to compromise includes trade accounts payable related to pre-petition purchases, not all of which were paid. As a result, the Company’s cash flows from operations were favorably affected by the stay of payment related to these accounts payable.  Included in liabilities subject compromise at September 30, 2012 and December 31, 2011 are approximately $1,916 and $5,418, respectively, which relates to discontinued operations.

7.	SEVERANCE AND EXIT COSTS

In connection with the termination of the discontinued operations, the Company recorded charges for severance and termination benefits as well as other exit costs in the amount of approximately $2,467 during the nine months ended September 30, 2012.  The charges were attributable to certain exit costs incurred during the period, including the elimination of sales and related support positions as well as certain other management positions.

A summary of the actions taken for severance and other exit-costs have been recorded in loss from discontinued operations and the estimated remaining liability associated with such costs are as follows:

	Total Expenses	Remaining Liability as of September 30, 2012
Severance and related costs	$920	$364
Disposal of capitalized film costs	1,284	—
Other professional fees	79	64
Termination of contracts and leases	184	493
Total	$2,467	$921

The liability, if any, for severance and exit costs will be paid in accordance with the Bankruptcy Code, the Bankruptcy Court and/or the provision of the Debtors’ bankruptcy plan, as well as the provisions of contractual agreements, and payments may occur at various times throughout 2012.

8.	GAIN ON SALE

As a result of the Company’s sale of certain assets pursuant to the Asset Purchase Agreement completed July 2, 2012 (see Note 1), the Company recorded a gain on sale for the three and nine months ended September 30, 2012 in the accompanying consolidated statement of operations as follows:

Three and Nine Months Ended September 30, 2012
Gross Proceeds	$15,000
Less: funds escrowed for contingencies	(1,000)
Add: liabilities assumed by buyers – discontinued operations	6,642
Adjusted sales price	20,642

Less:
Expenses of sale	3
Carrying value of assets sold – continuing operations	1,596
Carrying value of assets sold – discontinued operations	2,329
3,928
Gain on sale	$16,714

9.	DISCONTINUED OPERATIONS

In connection with its on-going evaluation of each of its business units, the management of the Company recommended to the Board of Directors of the Company that based upon the substantial operational losses and declining revenues being incurred by the Company’s international operations, such operations should be discontinued. Accordingly, on August 16, 2012, the Company’s Board of Directors determined to discontinue the operations of its UK Subsidiary, 4Kids International, effective September 30, 2012.  Pursuant to the Asset Purchase Agreement and the corresponding assets sold and due to their continued lack of profitability, effective June 30, 2012, the Company terminated the operations of 4Kids Ad Sales, 4Kids Productions, 4Kids Music and 4Kids Home Video. Additionally, effective September 30, 2010, the Company terminated the operations of TC Digital and TC Websites. The results of operations for the international, advertising media and broadcast segment, television and film production/distribution segment and the trading card and game distribution segment are reported as a discontinued operation and the accompanying consolidated financial statements have been reclassified for all prior periods to report the assets, liabilities and operating results of this business.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net revenues	$159	$950	$1,785	$3,135
Total costs and expenses	1,842	5,065	12,443	14,524
Loss from discontinued operations	$(1,683)	$(4,115)	$(10,658)	$(11,389)

The major classes of assets and liabilities of the discontinued operations on the balance sheet are as follows:

	September 30, 2012	December 31, 2011
ASSETS
Accounts receivable – net	$372	$4,343
Prepaid and other current assets	77	329
Current assets of discontinued operations	$449	$4,672

Property and equipment - net	$1	$335
Film and television costs - net	—	2,465
Other assets - net	74	893
Noncurrent assets of discontinued operations	$75	$3,693

LIABILITIES
Due to licensors	$632	$173
Accounts payable and accrued expenses	2,399	9,059
Deferred revenue	—	155
Current liabilities of discontinued operations	$3,031	$9,387

Deferred rent	$—	$498
Noncurrent liabilities of discontinued operations	$—	$498

10.	LEGAL PROCEEDINGS

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

After the closing on July 2, 2012 of the sale pursuant to the Asset Purchase Agreement, the parties resumed settlement discussions. 4Kids and TPC entered into a Settlement Agreement and General Release which was fully executed by the parties on October 18, 2012.  The Settlement Agreement and General Release provides that the 12 proofs of claim totaling in excess of $6,000 filed by TPC in the Bankruptcy Cases will be consolidated into one general unsecured claim in the amount of $1,000, plus interest allowed by the Bankruptcy Court on the claims of general unsecured creditors in the Bankruptcy Cases.  Such consolidated claim shall be considered an allowed claim by the Debtors and shall be paid upon the Bankruptcy Court’s approval of the Settlement Agreement and General Release and the confirmation of a plan in the Bankruptcy Cases allowing for payment in full on claims of the Debtors’ unsecured creditors.  In addition, 4Kids will be relinquishing its right to receive a share of the net profits on Pokémon Movie 4 which was distributed by Miramax in 2003.  4Kids and TPC will also be releasing each other from any and all claims.

The Settlement Agreement and General Release are subject to the approval of the Bankruptcy Court.  4Kids intends to make a motion to the Bankruptcy Court in mid-November 2012 pursuant to Bankruptcy Rule 9019 seeking approval of the Settlement Agreement and General Release.  In the event that the Settlement Agreement and General Release is not approved by the Bankruptcy Court or a plan providing for payment in full on claims of the Debtors’ unsecured creditors is not approved, the releases exchanged by the parties will be null and void and each party will have such rights against the other party as such party had prior to entering into the Settlement Agreement and General Release.

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

On December 20, 2010, 4Kids received a letter from ADK which alleged audit findings of $4,819. By letters, dated December 29, 2010, 4Kids disputed substantially all of the alleged audit findings. On January 11, 2011, the parties entered into another amendment to the tolling agreement extending the tolling period through March 31, 2011.

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

On March 24, 2011, 4Kids received a letter from the Nihon Ad Systems, Inc., on behalf of itself and TV Tokyo Corporation, purporting to terminate the agreement dated July 1, 2008 between the Licensors and 4Kids with respect to the Yu-Gi-Oh! Property (the “Yu-Gi-Oh! Agreement”) for alleged breaches of the Yu-Gi-Oh! Agreement by 4Kids.  The purported termination letter did not comply with the 10 business day notice and cure provision in the Yu-Gi-Oh! Agreement. On March 24, 2011, the Licensors filed a lawsuit against the Company in the United States District Court for the Southern District of New York also claiming that the Company has breached the Yu-Gi-Oh! Agreement on grounds substantially the same as those asserted in its audit findings and seeking more than $4,700 in damages (the “Yu-Gi-Oh! Litigation”).

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

On December 29, 2011, the Bankruptcy Court issued its decision ruling in favor of 4Kids in the first phase of the Yu-Gi-Oh! Litigation. In its 154 page decision, the Bankruptcy Court ruled that the Yu-Gi-Oh! Agreement was not effectively terminated by the Licensors prior to the 4Kids’ bankruptcy filing on April 6, 2011. Rather, the Bankruptcy Court ruled that the Yu-Gi-Oh! Agreement remained in full force and effect and is property of the 4Kids’ bankrupt estate. In addition, the Bankruptcy Court’s opinion carefully considered each of the Licensors’ nine audit findings totaling over $4,700 and concluded that audit findings totaling approximately 99% of the amount claimed by the Licensors were "meritless". The remaining two audit claims totaling $48, which 4Kids does not dispute, were offset by the roughly $800 credit balance in favor of 4Kids as of March 24, 2011, the date that the Licensors sent 4Kids the purported notice of termination, and the $1,000 good-faith payment made by 4Kids on March 17, 2011 which was subsequently returned to 4Kids on January 24, 2012.

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

The Second Letter further provided that The CW reserved all rights and remedies, including the right to terminate or seek to terminate the CW Agreement, if any of the foregoing conditions are not satisfied.

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

a) TC Digital Games LLC - TC Digital was formed in December 2006.  4Kids Digital has owned 55% of TC Digital’s membership interests, and Chaotic USA Entertainment Group, Inc. (“CUSA”) has owned the remaining 45% of TC Digital’s membership interests, since December 2007.  TC Digital is treated as a consolidated subsidiary of the Company as a result of its majority ownership and its right to break certain dead-locks within the TC Digital Management Committee.

Noncontrolling interest of membership units in TC Digital represents the noncontrolling members’ proportionate share of the equity in the entity. Income is allocated to the membership units noncontrolling interest based on the ownership percentage throughout the year. As of September 30, 2012, the noncontrolling member continued to hold 45% of the equity in the entity.  The following table summarizes the noncontrolling interest’s loss attributable to the noncontrolling equity interest in TC Digital:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
TC Digital net loss before common units noncontrolling interest	$—	$(1,040)	$(3)	$(3,141)
Noncontrolling interest percentage	45%	45%	45%	45%
Noncontrolling interest loss allocation	—	(468)	(1)	(1,413)
Less: Capital contribution from noncontrolling interest	—	—	—	—
Loss attributable to noncontrolling interest	$—	$(468)	$(1)	$(1,413)

Included in the TC Digital net loss for the three and nine months ended September 30, 2012 is interest expense of $0, and included in the TC Digital net loss for the three and nine months ended September 30, 2011 is interest expense of $1,040 and $3,097, respectively which has been eliminated in consolidation.  As of September 30, 2012, the loss in excess of noncontrolling interest for TC Digital absorbed by 4Kids Digital, in the aggregate, since the formation of such entity is $22,037.

b) TC Websites LLC - Under the terms of the TC Websites Operating Agreement (“TCW Agreement”), 4Kids Websites and CUSA are each entitled to elect two managers to TC Websites’ Management Committee, with 4Kids Websites having the right to break certain deadlocks on TC Websites' Management Committee with respect to operational matters.  TC Websites is treated as a consolidated subsidiary of the Company as a result of its majority ownership and its right to break any deadlocks within the TC Websites Management Committee.

As of September 30, 2012, the noncontrolling member held 45% of the equity in the entity.  The following table summarizes the noncontrolling interest’s loss attributable to the noncontrolling equity interest in TC Websites:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
TC Websites net loss before common units noncontrolling interest	$—	$—	$—	$(3)
Noncontrolling interest percentage	45%	45%	45%	45%
Noncontrolling interest loss allocation	—	—	—	(2)
Less: Capital contribution from noncontrolling interest	—	—	—	—
Loss attributable to noncontrolling interest	$—	$—	$—	$(2)

As of September 30, 2012, the loss in excess of noncontrolling interest for TC Websites absorbed by 4Kids Websites in the aggregate since the formation of such entity is $6,038.

13.	SUBSEQUENT EVENTS

On October 3, 2012, the Company announced that Michael Goldstein had retired from his positions as interim Chairman, as a member of the Company’s Board of Directors, as Chairman of the Company’s Audit Committee and as a member of the Company’s Nominating Committee, effective on September 30, 2012.

On October 5, 2012, the Company filed (i) the Disclosure Statement with Respect to Debtors’ Proposed Joint Plan of Reorganization (the “Disclosure Statement”) and (ii) the Debtors’ Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code (as may be amended, the “Plan”) and a motion establishing deadlines and procedures with respect to the solicitation of votes on the Plan (the “Procedures Motion”).  On October 31, 2012, the Bankruptcy Court approved the Procedures Motion and the Disclosure Statement and authorized the Debtors to solicit votes on the Plan.  The Debtors formally commenced solicitation in respect of the Plan in early November 2012.

On October 16, 2012, the Company’s Board of Directors elected Jay Emmett, age 83, as the Company’s Chairman of the Board of Directors, to serve until his successor is elected and qualified or until his earlier resignation or removal. Mr. Emmett will continue to serve as chairman of the Compensation Committee and as a member of the Audit Committee and Nominating and Corporate Governance Committee of the Company.

On the same day, the Company’s Board of Directors appointed Bruce Foster, age 52, to the Company’s Board of Directors to serve until the next annual meeting of the Company’s stockholders and promoted him from Executive Vice President to interim Chief Executive Officer, to serve until his successor is elected and qualified or until his earlier resignation or removal.

On October 16, 2012, the Company’s Board of Directors approved the Second Amended and Restated By-Laws of the Company (the “By-Laws”). The amendments contained in the By-Laws provide that the Chairman of the Board shall be elected annually by the directors and that the Chairman of the Board shall no longer be required to be an officer of the Company and has separated the positions of the Chairman of the Board of Directors and the Chief Executive Officer.

The Company and The Pokémon Company (“TPC”) entered into a Settlement Agreement and General Release which was fully executed by the parties on October 18, 2012.  The Settlement Agreement and General Release provides that the 12 proofs of claim totaling in excess of $6,000 filed by TPC in the Bankruptcy Cases will be consolidated into one general unsecured claim in the amount of $1,000, plus interest allowed by the Bankruptcy Court on the claims of general unsecured creditors in the Bankruptcy Cases.  Such consolidated claim shall be considered an allowed claim by the Debtors and shall be paid upon Bankruptcy Court approval of the Settlement Agreement and General Release and the confirmation of a plan in the Bankruptcy Cases allowing for payment in full on claims of the Debtors’ unsecured creditors.  In addition, 4Kids will be relinquishing its right to receive a share of the net profits on Pokémon Movie 4 which was distributed by Miramax in 2003.  4Kids and TPC will also be releasing each other from any and all claims.

The Settlement Agreement and General Release is subject to the approval of the Bankruptcy Court.  4Kids intends to make a motion to the Bankruptcy Court in mid-November 2012 pursuant to Bankruptcy Rule 9019 seeking approval of the Settlement Agreement and General Release.  In the event that the Settlement Agreement and General Release is not approved by the Bankruptcy Court or the plan providing for payment in full of the unsecured creditors is not approved, the releases exchanged by the parties will be null and void and each party will have such rights against the other party as such party had prior to entering into the Settlement Agreement and General Release.

On October 29, 2012, the Company, 4Kids Licensing and Samuel R. Newborn, a member of the Company's Board of Directors, Executive Vice President and General Counsel of the Company, entered into a Settlement Agreement and General Release (the “SN Settlement Agreement”), pursuant to which Mr. Newborn’s employment with 4Kids Licensing was terminated without cause by agreement of the parties effective as of October 31, 2012. The SN Settlement Agreement compromises all claims for severance and other benefits due Mr. Newborn under the terms of the Severance Agreement dated October 14, 2009 by and between the Company, 4Kids Licensing and Mr. Newborn, as amended. Mr. Newborn will also render certain post-termination services to the Company. The SN Settlement Agreement is subject to the approval of the Bankruptcy Court in connection with the Plan.

Under the terms of the SN Settlement Agreement, Mr. Newborn will receive an allowed unsecured claim in the sum of $925, of which $600 will be payable on the effective date of the Company’s Plan and $325 will be payable upon the earlier of Mr. Newborn’s completion of the work assignments specified in the SN Settlement Agreement or March 1, 2013.  In addition, in exchange for the specified post-termination services to be rendered during the period from November 1, 2012 through February 28, 2013 (the “Post-Termination Services”), Mr. Newborn will be compensated at the rate of $25 per month. Thereafter, Mr. Newborn shall render such legal services as may be agreed from time to time by him and the Company.  Mr. Newborn will also continue to receive certain health benefits. Under the terms of the SN Settlement Agreement, Mr. Newborn will provide a release of certain claims and liabilities in favor of the Company and 4Kids Licensing relating to his employment or the pending chapter 11 cases. Mr. Newborn will also continue to be bound by certain confidentiality obligations in favor of the Company and 4Kids Licensing as provided in the SN Settlement Agreement.

There were no other events that occurred subsequent to September 30, 2012 that would require recognition or disclosure in the Company’s consolidated financial statements.

******

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands of dollars unless otherwise specified)

Overview

The Company’s operating results for the nine months ended September 30, 2012 were primarily impacted by the receipt of a payment to 4Kids in the amount of $8,000 based upon the order of the Bankruptcy Court approving the Settlement Agreement (as defined below) becoming a final order which resulted in the Company recognizing a gain on litigation settlement of $8,000, as well as the sale of certain of its assets pursuant to the Asset Purchase Agreement that resulted in a gain of $16,714.  The Company continues to experience declining popularity of its existing Properties combined with the failure of new Properties to achieve satisfactory popularity levels. In addition, the Company continues to incur costs associated with the Bankruptcy Cases (as defined below), which costs the Company expects to continue to incur throughout the Bankruptcy proceedings.  In connection with its on-going evaluation of each of its business units, the management of the Company recommended to the Company’s Board of Directors that, based upon the substantial operational losses and declining revenues being incurred by the Company’s international operations, such operations should be discontinued. Accordingly, on August 16, 2012, the Company's Board of Directors determined to discontinue the operations of its UK subsidiary, 4Kids Entertainment International Ltd (“4Kids International”), effective September 30, 2012.  Pursuant to the Asset Purchase Agreement (as defined below) and the corresponding assets sold and due to their continued lack of profitability, effective June 30, 2012, the Company terminated the operations of 4Kids Ad Sales, 4Kids Productions, 4Kids Music and 4Kids Home Video.  The “Yu-Gi-Oh!” Property (as defined below), which was sold pursuant to the Asset Purchase Agreement, was the largest contributor for the nine months ended September 30, 2012, representing approximately 83% of the Company’s revenues.

Chapter 11 Bankruptcy Proceedings – On April 6, 2011 (the “Petition Date”), the Company and all of its domestic wholly-owned subsidiaries (the “Debtors”) filed voluntary petitions for relief (the “Bankruptcy Cases”) under Title 11 of Chapter 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), which Bankruptcy Cases are jointly administered under Case No. 11-11607.  The Company will continue to operate itself and its subsidiaries as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  In general, as debtors-in-possession, we are authorized under Chapter 11 of the Bankruptcy Code to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.  4Kids International, the Company’s subsidiary based in London, England, and TC Digital Games LLC (“TC Digital”) and TC Websites LLC (“TC Websites”), two domestic subsidiaries in each of which the Company holds a majority ownership, were not included in the filing and will continue to operate outside the Bankruptcy Cases.

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

After the filing of the Bankruptcy Cases, the United States Trustee for the Southern District of New York appointed an official committee of unsecured creditors (the “Creditors’ Committee”).  The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Debtors.  There can be no assurance that the Creditors’ Committee will support the Debtors’ positions on matters to be presented to the Bankruptcy Court in the future or on any bankruptcy plan.  Disagreements between the Debtors and the Creditors’ Committee could protract the Bankruptcy Cases, negatively impact the Debtors’ ability to operate and delay the Debtors’ emergence from Chapter 11. Under Section 365 and other relevant sections of the Bankruptcy Code, we may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property and equipment, subject to the approval of the Bankruptcy Court and certain other conditions.  Any description of an executory contract or unexpired lease in this report, including, where applicable, our express termination rights or a quantification of our obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights we have under Section 365 of the Bankruptcy Code.

On February 29, 2012, 4Kids, and Nihon Ad Systems, Inc. and Tokyo Corporation (collectively, the “Licensors”) entered into a Settlement Agreement, dated as of February 27, 2012 (the “Settlement Agreement”), settling all claims brought by Licensors against 4Kids and all counterclaims brought by 4Kids against the Licensors in the Yu-Gi-Oh! Litigation (as defined below). The Settlement Agreement provides, among other things, for the Licensors to make a payment to 4Kids in the amount of $8,000 upon the order of the Bankruptcy Court approving the Settlement Agreement becoming a final order.  On March 9, 2012, the Bankruptcy Court issued an order approving the Settlement Agreement and, accordingly, the Company recognized a gain on litigation settlement of $8,000.  Under the Settlement Agreement, the Licensors acknowledged that the Yu-Gi-Oh! Agreement (hereinafter defined) remained valid, binding and legally enforceable with 4Kids continuing to serve as the exclusive licensing agent for the merchandise licensing, television broadcast and home video rights to the Yu-Gi-Oh! Property throughout the world outside of Asia.  The Settlement Agreement further provided for each of 4Kids and the Licensors to release each other from all claims they may have against each other, other than certain indemnification claims and claims that may arise under the Settlement Agreement.  The Settlement Agreement also provided that the agreement does not constitute an admission by any party of any violation of any agreement or law.  On March 27, 2012, 4Kids received the payment in the amount of $8,000 pursuant to the Settlement Agreement.

On April 26, 2012, the Debtors entered into an Asset Purchase Agreement (the “Kidsco Asset Purchase Agreement”), which contemplated the sale of substantially all of its assets to Kidsco Media Ventures LLC, a Delaware limited liability company, and an affiliate of Saban Capital Group (“Kidsco” or “Saban Bidder”) for a purchase price of $10,000, subject to certain adjustments (the “Purchase Price”).  The transaction was proposed as a sale of the Debtors’ assets pursuant to section 363 of the Bankruptcy Code.  The transaction was subject to, among other things, (i) competitive bidding pursuant to sale procedures approved by the Bankruptcy Court at a hearing on April 27, 2012 (the “Bidding Procedures”), and (ii) approval of the transaction by the Bankruptcy Court.

In May 2012, the Company received a competing bid (the “Konami Bid”) from 4K Acquisition Corp. (the “Konami Bidder”), an indirect subsidiary of Konami Corporation, a Japanese corporation (“Konami”). In the competing bid, the Konami Bidder offered to purchase substantially all of the assets of the Company in a transaction under Section 363 of the Bankruptcy Code. The Konami Bid, in the judgment of the Company, represented a Qualified Bid under the terms of the Bidding Procedures.

On June 5, 2012, the Company commenced an auction between the Saban Bidder and the Konami Bidder (together with the Saban Bidder, the “Purchasers”). During the auction, each of the Purchasers made several improved bids. After several rounds of competitive bidding, the auction was adjourned to allow the Purchasers to consider an alternative transaction among the Company and the Purchasers pursuant to which each of the Purchasers would acquire certain assets of the Company. The proposed alternative transaction represented a substantial improvement in the proceeds payable to the Company over the last bid made prior to such adjournment.  The possible alternative transaction was conditioned upon the negotiation of definitive documentation among the Company and the Purchasers and the approval of such alternative transaction by the Bankruptcy Court.

On June 24, 2012, the Debtors entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), which contemplated the sale of substantially all of its assets to the Purchasers for an aggregate purchase price of $15,000, subject to certain adjustments (the “Purchase Price”).  The transaction was a sale pursuant to Section 363 of the Bankruptcy Code.  On June 26, 2012, the Bankruptcy Court entered a final sale order approving the transactions contemplated by the Asset Purchase Agreement.

On July 2, 2012, 4Kids completed the sale of certain of its assets pursuant to the Asset Purchase Agreement entered into on June 24, 2012, among, 4Kids, Saban Bidder, and Konami Bidder (the “Purchasers”).  In connection with the consummation of such transactions, the Konami Bidder paid the Debtors an aggregate amount equal to $14,997, representing a base purchase price of $15,000, less a $3 downward adjustment contemplated by the Asset Purchase Agreement.  In addition, in connection with the consummation of the transactions contemplated by the Asset Purchase Agreement, the following payments were made by or on behalf of the Debtors:

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

(c)           $3,051 was paid to The CW Network, LLC (“The CW”) as a cure cost under the term sheet originally entered into with The CW as of October 1, 2007 and amended as of October 2, 2008 and June 23, 2010 (“The CW Agreement”);

(d)           $429 was paid to Toei Animation as a cure cost;

(e)           $28 was paid to Twenty Three R.P. Associates as a cure cost;

(f)           approximately $21 was paid to satisfy cure costs under other agreements; and

(g)           $504 was paid to the Saban Bidder in accordance with the terms of the Asset Purchase Agreement, with $476 representing an adjustment to the purchase price for the Saban Purchased Business and $28 representing the Debtors’ share of national advertising proceeds from the broadcast of commercials during the second calendar quarter of 2012 on the five hour Saturday morning block of programs telecast on The CW.

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

The assets sold by the Debtors to the Saban Bidder included, inter alia, all of Debtors’ right, title and interest in and to the television business of the Debtors including the The CW Agreement and certain television episodes and rights related thereto (the “Saban Purchased Business”), as well as other assets relating to the Saban Purchased Business.

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

On August 31, 2012, the employment of Brian Lacey, Executive Vice President of International of the Company was terminated.

On October 3, 2012, the Company announced that Michael Goldstein had retired from his positions as interim Chairman, as a member of the Company’s Board of Directors, as Chairman of the Company’s Audit Committee and as a member of the Company’s Nominating Committee, effective on September 30, 2012.

On October 5, 2012, the Company filed (i) the Disclosure Statement with Respect to Debtors’ Proposed Joint Plan of Reorganization (the “Disclosure Statement”) and (ii) the Debtors’ Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code (as may be amended, the “Plan”) and a motion establishing deadlines and procedures with respect to the solicitation of votes on the Plan (the “Procedures Motion”).  On October 31, 2012, the Bankruptcy Court approved the Procedures Motion and the Disclosure Statement and authorized the Debtors to solicit votes on the Plan.  The Debtors formally commenced solicitation in respect of the Plan in early November 2012.  There can be no assurance that the proposed bankruptcy plan will be approved by the required classes of voters or that the Bankruptcy Court will conclude that such plan satisfies all requirements necessary for confirmation.  In the event that a bankruptcy plan is approved, the Company would proceed to make distributions to claimants/creditors in accordance with the plan and the priorities established by the Bankruptcy Code. Under the plan as so proposed, the Company would be obliged to pay all administrative claims, priority and unsecured claims.

On October 16, 2012, the Company’s Board of Directors elected Jay Emmett, age 83, as the Company’s Chairman of the Board of Directors, to serve until his successor is elected and qualified or until his earlier resignation or removal. Mr. Emmett will continue to serve as chairman of the Compensation Committee and as a member of the Audit Committee and Nominating and Corporate Governance Committee of the Company.

On the same day, the Company’s Board of Directors appointed Bruce Foster, age 52, to the Company’s Board of Directors to serve until the next annual meeting of the Company’s stockholders and promoted him from Executive Vice President to interim Chief Executive Officer, to serve until his successor is elected and qualified or until his earlier resignation or removal.

On October 16, 2012, the Company’s Board of Directors approved the Second Amended and Restated By-Laws of the Company (the “By-Laws”). The amendments contained in the By-Laws provide that the Chairman of the Board shall be elected annually by the directors and that the Chairman of the Board shall no longer be required to be an officer of the Company and has separated the positions of the Chairman of the Board of Directors and the Chief Executive Officer.

On October 29, 2012, the Company, 4Kids Entertainment Licensing, Inc. (the “4Kids Licensing”) and Samuel R. Newborn, a member of the Board of Directors, Executive Vice President and General Counsel of the Company, entered into a Settlement Agreement and General Release (the “SN Settlement Agreement”), pursuant to which Mr. Newborn’s employment with 4Kids Licensing was terminated without cause by agreement of the parties effective as of October 31, 2012. The SN Settlement Agreement compromises all claims for severance and other benefits due Mr. Newborn under the terms of the Severance Agreement dated October 14, 2009 by and between the Company, 4Kids Licensing and Mr. Newborn, as amended. Mr. Newborn will also render certain post-termination services to the Company. The SN Settlement Agreement is subject to the approval of the Bankruptcy Court in connection with the Plan.

Under the terms of the SN Settlement Agreement, Mr. Newborn will receive an allowed unsecured claim in the sum of $925, of which $600 will be payable on the effective date of the Company’s Plan and $325 will be payable upon the earlier of Mr. Newborn’s completion of the work assignments specified in the SN Settlement Agreement or March 1, 2013.  In addition, in exchange for the specified post-termination services to be rendered during the period from November 1, 2012 through February 28, 2013 (the “Post-Termination Services”), Mr. Newborn will be compensated at the rate of $25 per month. Thereafter, Mr. Newborn shall render such legal services as may be agreed from time to time by him and the Company.  Mr. Newborn will also continue to receive certain health benefits. Under the terms of the SN Settlement Agreement, Mr. Newborn will provide a release of certain claims and liabilities in favor of the Company and 4Kids Licensing relating to his employment or the pending chapter 11 cases. Mr. Newborn will also continue to be bound by certain confidentiality obligations in favor of the Company and 4Kids Licensing as provided in the SN Settlement Agreement.

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

In connection with its on-going evaluation of each of its business units, the management of the Company recommended to the Company’s Board of Directors of the Company that based upon the substantial operational losses and declining revenues being incurred by the Company’s international operations, such operations should be discontinued. Accordingly, on August 16, 2012, the Board of Directors determined to discontinue the operations of its UK subsidiary, 4Kids International, effective September 30, 2012.  The results of operations for the international segment is reported as a discontinued operation and the accompanying consolidated financial statements have been reclassified for all prior periods to report the assets, liabilities and operating results of this business.

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

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenues for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenues	100%	100%	100%	100%

Costs and expenses:
Selling, general and administrative	679	159	136	106
Total costs and expenses	679	159	136	106

Loss from operations	(579)	(59)	(36)	(6)

Other income (expense):
Interest income	—	—	—	1
Loss on sale of investment securities	—	—	—	(15)
Total other expense	—	—	—	(14)

Loss from continuing operations before reorganization and litigation items	(579)	(59)	(36)	(20)

Reorganization items	(618)	(8)	(108)	(15)
Gain on litigation	—	—	266	—
Gain on sale	6,356	—	555	—

Income (loss) from continuing operations	5,159	(67)	677	(35)
Loss from discontinued operations	(640)	(244)	(354)	(185)
Net income (loss)	4,519	(311)	323	(220)

Net loss attributable to noncontrolling interests, discontinued operations	—	27	—	23

Net income (loss) attributable to 4Kids Entertainment, Inc.	4,519%	(284)%	323%	(197)%

Three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011.

For the three months ended September 30, 2012 and 2011
	2012	2011	$ Change	% Change
Revenues	$263	$1,687	$(1,424)	(84)%

For the nine months ended September 30, 2012 and 2011
	2012	2011	$ Change	% Change
Revenues	$3,008	$6,152	$(3,144)	(51)%

The decrease in consolidated net revenues for the three and nine months ended September 30, 2012, as compared to the same periods in 2011, was due to a number of factors.

Decreased revenues for the three months ended September 30, 2012 were primarily attributable to reduced licensing revenues on the “Yu-Gi-Oh!” and “Cabbage Patch” Properties, worldwide, of approximately $1,270 and $130, respectively.

Decreased revenues for the nine months ended September 30, 2012 were primarily attributable to:

(i)	reduced licensing revenues on the “Yu-Gi-Oh!,” “American Kennel Club” and “Monster Jam” Properties, domestically, of approximately $1,387, $930 and $193, respectively; as well as
(ii)
the realization of an additional $482 in proceeds in 2011 arising from the Company’s agreement to terminate its right to serve as the merchandise licensing agent for the “Teenage Mutant Ninja Turtles” Property prior to the scheduled expiration of the representation agreement with the Mirage Group in 2012.

The “Yu-Gi-Oh!” Property, which was sold pursuant to the Asset Purchase Agreement, was the largest contributor in the nine months ended September 30, 2012, representing approximately 83% of the Company’s revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 33%, or $891, to $1,785 for the three months ended September 30, 2012, when compared to the same period in 2011.  The decrease was primarily attributable to:

(i)	decreased professional fees of approximately $670; and
(ii)	decreased personnel related costs of approximately $115.

Selling, general and administrative expenses decreased 37%, or $2,434, to $4,091 for the nine months ended September 30, 2012, when compared to the same period in 2011.  The decrease was primarily attributable:

(iii)	decreased professional fees of approximately $1,370; as well as
(iv)	decreased personnel related costs of approximately $870; and
(v)	decreased occupancy costs of approximately $130.

Interest Income

Interest income remained unchanged at $0 for the three months ended September 30, 2012 and 2011, and decreased 100%, or $63, to $0 for the nine months ended September 30, 2012 as compared to the same period in 2011, primarily as a result of cash balances in 2012 held in non-interest bearing accounts and the liquidation of the Company’s investment portfolio in the first quarter of 2011.

Gain on Sale

During the third quarter of 2012, the Company sold certain assets pursuant to the Asset Purchase Agreement.  The Company recorded a gain on sale for the three and nine months ended September 30, 2012 of approximately $16,714.

Loss on Sale of Investment Securities

During the first quarter of 2011, the Company sold securities having an aggregate principal amount of $18,450 and an adjusted cost basis of $7,126 for $6,216.  Accordingly, the Company recorded a loss on the sale of investment securities of $910 in such period.

Reorganization Items

The Company incurred reorganization costs of $1,625 and $3,254 during the three and nine months ended September 30, 2012, respectively. These costs included professional and consulting fees charged for services retained in connection with the Bankruptcy Cases, as well as fees paid to the Office of the United States Trustee.

Income Taxes

The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In view of the level of deferred tax assets as of September 30, 2012 and the Company’s historical losses from operations, the Company has determined that it should record a full valuation allowance against its net deferred tax assets.  The Company did not record tax expense for the three and nine months ended September 30, 2012, as it has net operating loss available to offset any taxable income forecast for the year ending December 31, 2012.  The Company did not record a benefit from income taxes for the three and nine months ended September 30, 2011 as it was not be able to carryback any of its 2011 net operating losses and it is more likely than not that the Company will not be able to realize its deferred tax assets.

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

Income (loss) from Continuing Operations

For the three months ended September 30, 2012 and 2011
	2012	2011	$ Change	% Change
Income (loss) from continuing operations	$13,567	$(1,137)	$14,704	1,293%

For the nine months ended September 30, 2012 and 2011
	2012	2011	$ Change	% Change
Income (loss) from continuing operations	$20,377	$(2,135)	$22,512	1,054%

The increase in income from continuing operations for the three months ended September 30, 2012 was primarily attributable the sale of certain of its assets pursuant to the Asset Purchase Agreement that resulted in a gain of $16,714.

The increase in income from continuing operations for the nine months ended September 30, 2012, as compared to the loss in the same period in 2011, was primarily attributable to the receipt of a payment to 4Kids in the amount of $8,000 based upon the order of the Bankruptcy Court approving the Settlement Agreement becoming a final order which resulted in the Company recognizing a gain on litigation settlement of $8,000, as well as the sale of certain of its assets pursuant to the Asset Purchase Agreement that resulted in a gain of $16,714.

Discontinued Operations

In connection with its on-going evaluation of each of its business units, the management of the Company recommended to the Board of Directors of the Company that based upon the substantial operational losses and declining revenues being incurred by the Company’s international operations, such operations should be discontinued. Accordingly, on August 16, 2012, the Company’s Board of Directors determined to discontinue the operations of its UK subsidiary, 4Kids International, effective September 30, 2012.  Pursuant to the Asset Purchase Agreement and the corresponding assets sold and due to their continued lack of profitability, effective June 30, 2012, the Company terminated the operations of 4Kids Ad Sales, 4Kids Productions, 4Kids Music and 4Kids Home Video.  Additionally, effective September 30, 2010, the Company terminated the operations of TC Digital and TC Websites. The results of operations for the international, advertising media and broadcast segment, television and film production/distribution segment and the trading card and game distribution segment are reported as a discontinued operation and the accompanying consolidated financial statements have been reclassified for all prior periods to report the assets, liabilities and operating results of this business.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net revenues	$159	$950	$1,785	$3,135
Total costs and expenses	1,842	5,065	12,443	14,524
Loss from discontinued operations	$(1,683)	$(4,115)	$(10,658)	$(11,389)

The major classes of assets and liabilities of the discontinued operations on the balance sheet are as follows:

	September 30, 2012	December 31, 2011
ASSETS
Accounts receivable – net	$372	$4,343
Prepaid and other current assets	77	329
Current assets of discontinued operations	$449	$4,672

Property and equipment - net	$1	$335
Film and television costs - net	—	2,465
Other assets - net	74	893
Noncurrent assets of discontinued operations	$75	$3,693

LIABILITIES
Due to licensors	$632	$173
Accounts payable and accrued expenses	2,399	9,059
Deferred revenue	—	155
Current liabilities of discontinued operations	$3,031	$9,387

Accounts payable and accrued expenses	$—	$498
Noncurrent liabilities of discontinued operations	$—	$498

Liquidity and Capital Resources

Financial Condition

Cash and cash equivalents as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011	$ Change

Cash and cash equivalents	$12,967	$1,627	$11,340

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

The Company continues to incur costs in connection with the Bankruptcy Cases.  The Company expects these costs to continue throughout the Bankruptcy proceedings.  Despite the $8,000 cash received from the Yu-Gi-Oh! Settlement and the $13,997 received on the closing of the Asset Purchase Agreement, the Company’s overall cash position as of September 30, 2012, together with the realized and anticipated effects of the significant cost cutting initiatives implemented by the Company beginning in 2009 and continuing in 2012 and beyond, provides only limited liquidity to fund the Company’s day-to-day operations. The financial challenges facing the Company as a result of its recent history of losses and the limited liquidity available to it to fund day-to-day operations raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s financial statements have been prepared assuming that the Company will continue as a going concern and do not contain any adjustments that may result from the outcome of this uncertainty. As discussed herein, the Company’s Board of Directors chose to propose a bankruptcy plan, which plan is subject to the approval of the Debtors’ shareholders in the Bankruptcy Cases as well as the Bankruptcy Court.  There can be no assurance that this proposed bankruptcy plan will be approved or that the Bankruptcy Court will conclude that such plan satisfies all requirements necessary for confirmation.  In the event that a bankruptcy plan is approved, the Company would proceed to make distributions in accordance with the plan and the priorities established by the Bankruptcy Code. Under the plan as proposed, the Company would be obliged to pay all administrative claims, priority and unsecured claims.

Sources and Uses of Cash

Cash flows for the nine months ended September 30, 2012 and 2011 were as follows:

Sources (Uses)	2012	2011
Operating Activities	$(2,568)	$(8,489)
Investing Activities	13,997	6,415
Financing Activities	—	—

Working capital, consisting of current assets in excess of current liabilities, was $6,752 as of September 30, 2012 and Working capital deficiency, consisting of current liabilities in excess of current assets, was $4,883 as of December 31, 2011.

Operating Activities
2012
Net cash used in operating activities for the nine months ended September 30, 2012 of $2,568 primarily results from losses from operations, increased costs incurred in connection with the Bankruptcy Cases and reductions in liabilities subject to compromise of $3,454 and discontinued operating activities of $5,359, partially offset by the receipt of a payment to 4Kids in the amount of $8,000 based upon the order of the Bankruptcy Court approving the Settlement Agreement becoming a final order, a decrease in accounts receivable of $1,469 and an increase in accounts payable and accrued expenses of $1,168.

2011
Net cash used in operating activities for the nine months ended September 30, 2011 of $8,489 primarily reflects the Company’s operating losses partially offset by cash collections of the Company’s trade receivables and the decrease of payments of liabilities arising prior to the commencement of the Bankruptcy Cases.

Investing Activities
2012
Net cash provided by investing activities for the nine months ended September 30, 2012 of $13,997 reflects proceeds from the sale of certain of the Company’s assets pursuant to the Asset Purchase Agreement completed in July 2012.

2011
Net cash provided by investing activities for the nine months ended September 30, 2011 of $6,415 primarily reflects proceeds from the sale of the Company’s investment securities for $6,216.

Financing Activities
2012
There was no net cash provided by, or used in, financing activities for the nine months ended September 30, 2012.

2011
There was no net cash provided by, or used in, financing activities for the nine months ended September 30, 2011.

During the nine months ended September 30, 2012, the increase in the Company's cash flow from the receipt of a payment to 4Kids in the amount of $8,000 based upon the order of the Bankruptcy Court approving the Settlement Agreement becoming a final order, as well as the proceeds of $13,997 received from the sale of certain of its assets pursuant to the Asset Purchase Agreement was partially offset by the diminished popularity of its Properties, increased costs incurred in connection with the Bankruptcy Cases, as well as continued weakness in the current economic climate.  While the Company strives to further diversify its revenue streams, management remains cognizant of changing trends in the toy, game and entertainment business and the difficulty in predicting the length of time a property will be commercially successful.  As a result, the Company's revenues, operating results and cash flow from operations may fluctuate significantly from year to year and present operating results are not necessarily indicative of future performance.

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

We completed an evaluation under the supervision and with participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the Interim Chief Executive Officer and Chief Financial Officer has concluded that as of September 30, 2012, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

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

After the closing on July 2, 2012 of the sale pursuant to the Asset Purchase Agreement, the parties resumed settlement discussions.  4Kids and TPC entered into a Settlement Agreement and General Release which was fully executed by the parties on October 18, 2012.  The Settlement Agreement and General Release provides that the 12 proofs of claim totaling in excess of $6,000 filed by TPC in the Bankruptcy Cases will be consolidated into one general unsecured claim in the amount of $1,000, plus interest allowed by the Bankruptcy Court on the claims of general unsecured creditors in the Bankruptcy Cases.  Such consolidated claim shall be considered an allowed claim by the Debtors and shall be paid upon Bankruptcy Court’s approval of the Settlement Agreement and General Release and the confirmation of a plan in the Bankruptcy Cases allowing for payment in full on claims of the Debtors’ unsecured creditors.  In addition, 4Kids will be relinquishing its right to receive a share of the net profits on Pokémon Movie 4 which was distributed by Miramax in 2003.  4Kids and TPC will also be releasing each other from any and all claims.

The Settlement Agreement and General Release are subject to the approval of the Bankruptcy Court.  4Kids intends to make a motion to the Bankruptcy Court in mid-November 2012 pursuant to Bankruptcy Rule 9019 seeking approval of the Settlement Agreement and General Release.  In the event that the Settlement Agreement and General Release is not approved by the Bankruptcy Court or the plan providing for payment in full of the unsecured creditors is not approved, the releases exchanged by the parties will be null and void and each party will have such rights against the other party as such party had prior to entering into the Settlement Agreement and General Release.

Yu-Gi-Oh! Royalty Audit - During the first quarter of 2010, ADK, one of the Licensors, commenced an audit of 4Kids with respect to the amounts paid by 4Kids to ADK during the course of the 4Kids representation of Yu-Gi-Oh!, which started in 2001.

On June 25, 2010, 4Kids received a letter from counsel for ADK (“ADK Letter”) alleging that 4Kids had improperly deducted certain expenses from amounts paid to ADK and had failed to pay ADK a share of certain Yu-Gi-Oh! home video revenues. In addition, the ADK Letter requested that 4Kids provide additional documentation with respect to withholding taxes deducted from ADK’s share of Yu-Gi-Oh! revenues. The ADK Letter claimed that the total of the improper deductions and underpayments was approximately $3,000.  By letter dated June 29, 2010, 4Kids disputed substantially all of the allegations contained in the ADK Letter.

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

On March 24, 2011, 4Kids received a letter from the Nihon Ad Systems, Inc., on behalf of itself and TV Tokyo Corporation, purporting to terminate the agreement dated July 1, 2008 between the Licensors and 4Kids with respect to the Yu-Gi-Oh! Property (the “Yu-Gi-Oh! Agreement”) for alleged breaches of the Yu-Gi-Oh! Agreement by 4Kids.  The purported termination letter did not comply with the 10 business day notice and cure provision in the Yu-Gi-Oh! Agreement. On March 24, 2011, the Licensors filed a lawsuit against the Company in the United States District Court for the Southern District of New York also claiming that the Company has breached the Yu-Gi-Oh! Agreement on grounds substantially the same as those asserted in its audit findings and seeking more than $4,700 in damages (the “Yu-Gi-Oh! Litigation”).

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

On June 10, 2011, 4Kids filed its answer and counterclaims against the Licensors.  4Kids disputed substantially all of the audit claims asserted by Licensors in their complaint and asserted counterclaims against the Licensors arising from the termination of the Yu-Gi-Oh! Agreement.  4Kids counterclaims included claims for damages due to the Licensors’ wrongful termination of the Yu-Gi-Oh! Agreement.

The trial in the Yu-Gi-Oh! Litigation, initially to determine whether the purported termination of the Yu-Gi-Oh! Agreement was effective and whether any amounts owed by 4Kids to the Licensors exceed the credits claimed by 4Kids for amounts paid or advanced to Licensors, commenced in the Bankruptcy Court on August 29, 2011 and concluded on September 23, 2011.

On December 29, 2011, the Bankruptcy Court issued its decision ruling in favor of 4Kids in the first phase of the Yu-Gi-Oh! Litigation. In its 154 page decision, the Bankruptcy Court ruled that the Yu-Gi-Oh! Agreement was not effectively terminated by the Licensors prior to the 4Kids’ bankruptcy filing on April 6, 2011. Rather, the Bankruptcy Court ruled that the Yu-Gi-Oh! Agreement remained in full force and effect and is property of the 4Kids’ bankrupt estates. In addition, the Bankruptcy Court’s opinion carefully considered each of the Licensors’ nine audit findings totaling over $4,700 and concluded that audit findings totaling approximately 99% of the amount claimed by the Licensors were meritless. The remaining two audit claims totaling $48, which 4Kids does not dispute, were offset by the roughly $800 credit balance in favor of 4Kids as of March 24, 2011, the date that the Licensors sent 4Kids the purported notice of termination, and the $1,000 good-faith payment made by 4Kids on March 17, 2011 which was subsequently returned to 4Kids on January 24, 2012.

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

The Second Letter further provided that the CW reserved all rights and remedies, including the right to terminate or seek to terminate The CW Agreement, if any of the foregoing conditions are not satisfied.

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

Since the Company has completed the sale of a substantial portion of its assets and has discontinued a significant portion of its business, the Company’s Board of Directors chose to propose a bankruptcy plan, which plan is subject to the approval of the Debtors’ shareholders as well as the Bankruptcy Court. There can be no assurance that the proposed bankruptcy plan will be approved by the required classes of voters or that the Bankruptcy Court will conclude that such plan satisfies all requirements necessary for confirmation.  In the event that a bankruptcy plan is approved, the Company would proceed to make distributions in accordance with the plan and the priorities established by the Bankruptcy Code. Under a plan, the Company would be obliged to pay all administrative claims, priority and unsecured claims.  In view of the significant amount of such claims, there can be no assurance that our stockholders will receive any distribution in respect of any such plan.

Item 6.	Exhibits.

(a)	Exhibits

2.1	Asset Purchase Agreement, dated June 24, 2012 among 4Kids Entertainment, Inc. and its wholly owned subsidiaries, Kidsco Media Ventures LLC and 4K Acquisition Corp.*

3.1	Second Amended and Restated By-Laws of 4Kids Entertainment, Inc. **

10.1	Settlement Agreement and General Release ***

31.1	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification of Interim Chief Executive Officer and executive officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*	Incorporated by reference to Current Report on Form 8-K dated June 28, 2012.

**	Incorporated by reference to Current Report on Form 8-K dated October 17, 2012.

***	Incorporated by reference to Current Report on Form 8-K dated November 2, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

4KIDS ENTERTAINMENT, INC.

Date: November 13, 2012

By:	/s/ Bruce R. Foster
Bruce R. Foster,
Interim Chief Executive Officer
Executive Vice President
and Chief Financial Officer
(principal financial
and chief accounting officer )