Form 10-K
period 2012-12-31
4Licensing Corp
filed 2013-03-28
CIK 58592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File No. 0-7843

4Licensing Corporation
(Exact name of registrant as specified in its charter)

Delaware	13-2691380
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

767 Third Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 758-7666
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the $0.70 closing price of Common Stock on June 29, 2012 as reported on the OTC Bulletin Board, was approximately $6,533,493. The calculation of the aggregate market value of voting stock excludes shares of Common Stock held by current executive officers, directors, and stockholders that the registrant has concluded are affiliates of the registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value	13,714,992
(Title of Class)	(No. of Shares Outstanding at March 28, 2013)

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2013 are incorporated by reference into Part III of this Annual Report  on Form 10-K.

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

Item 1.   Business.

General Development and Narrative Description of Business - 4Licensing Corporation, formerly known as 4Kids Entertainment, Inc. (“4Kids”), together with the subsidiaries through which its business is conducted (the “Company” or “4LC”), is a licensing company specializing in the youth oriented markets and specialty brands. The Company was originally organized as a New York corporation in 1970, and in December 2012 was reincorporated in Delaware.

The Company’s consolidated financial statements have been prepared assuming that we will be able to continue to operate as a going concern.  The Company’s limited liquidity as of December 31, 2012, the continuing costs in connection with its bankruptcy cases, and potential settlement of the remaining material unresolved claims, taken together, raise doubt about the Company’s ability to continue as a going concern.

Emerging From Chapter 11 Bankruptcy Proceedings – On April 6, 2011 (the “Petition Date”), the Company and all of its domestic wholly-owned subsidiaries (the “Debtors”) filed voluntary petitions for relief (the “Bankruptcy Cases”) under Title 11 of Chapter 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), which Bankruptcy Cases were jointly administered under Case No. 11-11607.  After filing the Bankruptcy Cases the Company and its subsidiaries continued to operate as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  As debtors-in-possession, we were authorized under Chapter 11 of the Bankruptcy Code to continue to operate as an ongoing business. 4Kids Entertainment International, Ltd., (“4Kids International”), the Company’s subsidiary based in London, England, and TC Digital Games LLC (“TC Digital”) and TC Websites LLC (“TC Websites”), two domestic subsidiaries in each of which the Company holds a majority ownership, were not included in the filing and continued to operate outside the Bankruptcy Court’s jurisdiction.

After the filing of the Bankruptcy Cases, the United States Trustee for the Southern District of New York appointed an official committee of unsecured creditors (the “Creditors’ Committee”).

On February 29, 2012, the Company, and Nihon Ad Systems, Inc. and Tokyo Corporation (collectively, the “Licensors”) entered into a Settlement Agreement, dated as of February 27, 2012 (the “Settlement Agreement”), settling all claims brought by Licensors against the Company and all counterclaims brought by the Company against the Licensors in the Yu-Gi-Oh! Litigation (as hereinafter defined). The Settlement Agreement provided, among other things, for the Licensors to make a payment to the Company in the amount of $8,000 upon the order of the Bankruptcy Court approving the Settlement Agreement becoming a final order.  On March 9, 2012, the Bankruptcy Court issued an order approving the Settlement Agreement and, accordingly, the Company recognized a gain on litigation settlement of $8,000.  Under the Settlement Agreement, the Licensors acknowledged that the Yu-Gi-Oh! Agreement (hereinafter defined) remained valid, binding and legally enforceable with the Company continuing to serve as the exclusive licensing agent for the merchandise licensing, television broadcast and home video rights to the Yu-Gi-Oh! Property (as hereinafter defined) throughout the world outside of Asia.  The Settlement Agreement further provided for each of the Company and the Licensors to release the other from all claims they may have had against each other, other than certain indemnification claims and claims that may arise under the Settlement Agreement.  The Settlement Agreement also provided that the agreement does not constitute an admission by any party of any violation of any agreement or law.  On March 27, 2012, the Company received the payment in the amount of $8,000 pursuant to the Settlement Agreement.

Index

On April 26, 2012, the Debtors entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), which contemplated the sale of substantially all of its assets to Kidsco Media Ventures LLC (“Kidsco”), a Delaware limited liability company, and an affiliate of Saban Capital Group (“Saban Bidder”) for a purchase price of $10,000, subject to certain adjustments (the “Purchase Price”).  The transaction was proposed as a sale of the Debtors’ assets pursuant to Section 363 of the Bankruptcy Code.  The transaction was subject to, among other things, (i) competitive bidding pursuant to sale procedures approved by the Bankruptcy Court at a hearing on April 27, 2012 (the “Bidding Procedures”), and (ii) approval of the transaction by the Bankruptcy Court.

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

On July 2, 2012, the Company completed the sale of certain of its assets pursuant to the Asset Purchase Agreement, among 4Kids and the Purchasers.  In connection with the consummation of such transactions, the Konami Bidder paid the Debtors an aggregate amount equal to $14,997, representing a base purchase price of $15,000, less a $3 downward adjustment contemplated by the Asset Purchase Agreement.  In addition, in connection with the consummation of the transactions contemplated by the Asset Purchase Agreement, the following payments were made by or on behalf of the Debtors:

(a)           $1,000 was delivered to the escrow agent under the escrow agreements provided for in the Asset Purchase Agreement, to be used to satisfy any indemnification obligations that the Debtors may have to either of the Purchasers pursuant to the provisions of the Asset Purchase Agreement; such amount was received by the Company in February 2013 upon the expiration of the escrow agreements;

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

Index

The assets sold by the Debtors to the Saban Bidder included, inter alia, all of Debtors’ right, title and interest in and to the television business of the Debtors including The CW Agreement and certain television episodes and rights related thereto (the “Saban Purchased Business”), as well as other assets relating to the Saban Purchased Business.

On October 5, 2012, the Company filed (i) the Disclosure Statement with Respect to Debtors’ Proposed Joint Plan of Reorganization ( as may be amended, the “Disclosure Statement”) and (ii) the Debtors’ Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code (as may be amended, the “Plan”) and a motion establishing deadlines and procedures with respect to the solicitation of votes on the Plan (the “Procedures Motion”).  On October 29, 2012, the Company filed (i) the Amended Disclosure Statement with Respect to Debtors’ Proposed Plan of Reorganization and (ii) the Debtor’s Amended Joint Plan of Reorganization pursuant to Chapter 11 of the United States Bankruptcy Code.  On October 31, 2012, the Bankruptcy Court approved the Procedures Motion and the Disclosure Statement and authorized the Debtors to solicit votes on the Plan.  The Debtors formally commenced solicitation in respect of the Plan in early November 2012.

On December 13, 2012, the Bankruptcy Court entered an order in the Bankruptcy Cases confirming the Plan.  On December 21, 2012, the effective date of the Plan, the Company emerged from bankruptcy.  In connection with the Company’s obligations under the Plan, the Company has commenced paying creditors in full in respect of each such creditor’s allowed claims.  As of March 28, 2013, a majority of all claims have been paid.  In accordance with  the Plan, 4Kids reincorporated itself in Delaware under the name “4Licensing Corporation.” On the effective date of the Plan, 4Kids’ common stock was cancelled and holders of 4Kids’ common stock were issued one (1) share of common stock of 4LC in exchange for each share of 4Kids’ common stock held by them.

Licensing - The Company’s sole business is licensing which consists of the results of operations of the following wholly-owned subsidiaries of the Company: 4Kids Entertainment Licensing, Inc. (“4Kids Licensing”); 4Sight Licensing Solutions, Inc. (“4Sight Licensing”); and 4Kids Technology, Inc. (“4Kids Technology”). 4Kids Licensing is engaged in the business of licensing the merchandising rights to popular children’s television series, properties and product concepts (individually, the “Property” or collectively the “Properties”). 4Kids Licensing typically acts as exclusive merchandising agent in connection with the grant to third parties of licenses to manufacture and sell all types of merchandise, including toys, videogames, trading cards, apparel, housewares, footwear, books and other published materials, based on such Properties. 4Sight Licensing is engaged in the business of licensing properties and product concepts to adults, teens and “tweens”.  4Sight Licensing focuses on brand building through licensing. 4Kids Technology develops ideas and concepts for licensing which integrate new and existing technologies with traditional game and toy play patterns.  The Company owns 70% of the membership interests in Pinwrest Development Group, LLC (“Pinwrest”), a Delaware limited liability company.

The “Yu-Gi-Oh!” Property, which was sold pursuant to the Asset Purchase Agreement, was the largest contributor for the years ended December 31, 2012, 2011, and 2010 representing approximately 75%, 64%, and 46%, respectively of the Company’s revenues.

Sports Licensing/Distribution - On February 14, 2013, the Company acquired, through Pinwrest Development Group, LLC (“Pinwrest”), an indirect subsidiary of 4LC in which 4LC owns 70% of the membership interests through 4LC Technology, a patent for the IsoBLOX™ technology (the “Patent”) from The Dodd Group, LLC (“TDG”), a Texas limited liability company. In addition to the Patent, Pinwrest also acquired from TDG certain other intellectual property associated with that Patent, including the trademarks, copyrights, URL’s and other confidential information, as well as certain contracts and contract rights. The total purchase price for the Patent and the other assets was approximately $2.1 million.

The Patent covers a protective shin guard for use in products in the athletic, recreational, police/military, medical and industrial sectors consisting of an elastomeric sleeve within which is deposited protective plastic material consisting of rigid plates joined together by living hinges. The protective plastic material is solid enough to provide protection, flexible enough to better fit the wearer of the shin guard and is lightweight. The protective material uses a combination of energy dispersion and absorption to diffuse the impact on the wearer of the protective gear. The technology covered by the Patent is hereinafter referred to as IsoBLOX™ technology.

Pinwrest intends to license and distribute the IsoBLOX™ technology.

The operations of Pinwrest constitute a new “Sports Licensing/Distribution” business segment of the Company. The Company will report its financial operations from this entity under the new “Sports Licensing/Distribution” business segment in its consolidated financial statements.

Index

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

On July 2, 2012, the Company completed the sale of certain of its assets pursuant to the Asset Purchase Agreement.  The assets sold by the Debtors to the Konami Bidder included, inter alia, all of Debtors’ right, title and interest in and to the business of Debtors relating to and commercial use of Yu-Gi-Oh!, the Japanese manga (also known as cartoon or comic) created by Kazuki Takahashi and the related brand and franchise, as well as other assets relating to the Konami Purchased Business.  4Kids was a party to the Konami Agreement, which agreement related to, inter alia, sales of Yu-Gi-Oh! trading cards and videogames.  The Konami Agreement was included as part of the Konami Purchased Assets transferred to the Konami Bidder in connection with the closing of the transactions contemplated by the Asset Purchase Agreement on July 2, 2012.

The assets sold by the Debtors to the Saban Bidder included, inter alia, all of Debtors’ right, title and interest in and to the television business of the Debtors, including The CW Agreement and the television episodes and rights related thereto, as well as other assets relating to the Saban Purchased Business.

Pursuant to the Asset Purchase Agreement and the corresponding assets sold, and due to their continued lack of profitability, effective June 30, 2012, the Company terminated the operations of 4Kids Ad Sales, Inc. (“4Kids Ad Sales”), 4Kids Productions, Inc. (“4Kids Productions”), 4Kids Entertainment Music, Inc. (“4Kids Music”) and 4Kids Entertainment Home Video, Inc. (“4Kids Home Video”).  Additionally, effective September 30, 2010, the Company terminated the operations of TC Digital and TC Websites.  The results of operations of the following segments are reported in the Company’s consolidated financial statements as discontinued operations (see Note 13).

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

The Advertising Media and Broadcast segment also generated revenues from the sale of advertising on the Company’s multiple websites.  These websites also showcased and promoted The CW4Kids, as well as its many Properties.

•
Television and Film Production/Distribution - The Television and Film Production/Distribution business segment consisted of the operations of the following wholly-owned subsidiaries of the Company:  4Kids Productions; 4Kids Music; and 4Kids Home Video. 4Kids Productions produced and adapted animated and live-action television programs and theatrical motion pictures for distribution to the domestic and international television, home video and theatrical markets. 4Kids Music composed original music for incorporation into television programming produced by 4Kids Productions and markets and managed such music. 4Kids Home Video distributed home videos associated with television programming produced by 4Kids Productions.

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

Index

Certain of the Company’s former executive officers have interests in Chaotic USA Digital Games LLC (“CUSA LLC”), Chaotic USA Entertainment Group, Inc. (“CUSA”) and certain other entities with which TC Digital and TC Websites have engaged in transactions since their formation. Information regarding these relationships can be found in Note 17.

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

The Company continues to incur costs in connection with the Bankruptcy Cases.   Despite the $8,000 cash received from the Yu-Gi-Oh! Settlement and the $13,997 received on the sale of certain of the Company’s assets pursuant to the Asset Purchase Agreement, the Company’s overall cash position as of December 31, 2012, together with the costs in connection with the Bankruptcy Cases and the realized and anticipated effects of the significant cost cutting initiatives implemented by the Company beginning in 2009 and continuing through 2012 and beyond, provides only limited liquidity to fund the Company’s day-to-day operations.

The Company will consider all alternatives available to generate additional cash to fund its operations, including, but not limited to sales of assets, issuance of equity or debt securities, and third party arrangements.

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

One Property, “Yu-Gi-Oh!”, which was sold pursuant to the terms of the Asset Purchase Agreement, represented 75%, 64% and 46% of consolidated net revenues for fiscal 2012, 2011 and 2010, respectively.  One licensee, Konami Corporation, represented 75%, 64% and 45% of consolidated net revenues for fiscal 2012, 2011 and 2010, respectively.  For more information on the Company’s Revenues/Major Customers, please see Note 7 of the notes to the Company’s consolidated financial statements.

Trademarks and Copyrights - Except as provided below, the Company generally does not own any trademarks or copyrights in Properties which the Company represents as a merchandising agent. The trademarks and copyrights are typically owned by the creators of the Properties or by other entities, which may have expended substantial amounts of resources in developing or promoting the Properties.

The Company owns the copyrights and trademarks to “Charlie Chan” and the “WMAC Masters” live action television series.  The Company is also a joint copyright holder of the “Chaotic” animated television series.   Additionally, the Company is a joint copyright holder of the “Chaotic” trading card artwork for the “Chaotic” trading card game. The Company also jointly owns the copyright to the “Chaotic” trading card game as it relates to revisions to the original “Chaotic” trading card game previously sold in Denmark.

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

Competition - The Company’s principal competitors in its Licensing business are large media companies (e.g., Disney, Time Warner and Nickelodeon, which is owned by Viacom) with consumer products/merchandise licensing divisions, toy companies, other licensing companies, and numerous individuals who act as merchandising agents. There are also many independent product development firms with which the Company competes. Many of these companies have substantially greater resources than the Company and represent properties which have been commercially successful for longer periods than the Properties represented by the Company. The Company believes it would be relatively easy for a potential competitor to enter the market in light of the relatively small investment required to commence operations as a merchandising agent.

Employees - As of March 28, 2013, the Company had a total of 16 full-time employees in its operations.

Index

Available Information - The Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and the Proxy Statement for its Annual Meeting of Stockholders will be made available, free of charge, through its website, www.4LicensingCorp.com, as soon as reasonably practicable after such reports have been filed with or furnished to the Securities and Exchange Commission (the “SEC”).  In addition, you may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site, www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Executive Officer of the Company

Name	Age	Employed By Registrant Since	Recent Position(s) Held As Of March 28, 2013
Bruce R. Foster	53	2002	Interim Chief Executive Officer, Executive Vice President and Chief Financial Officer

Item 1A.	Risk Factors.

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

Our inability to generate sufficient cash flows may result in our Company not being able to continue as a going concern.

The Company’s overall cash position as of December 31, 2012 provides only limited liquidity to fund the Company’s day-to-day operations. The Company’s independent registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern. We may need to seek additional financing to support our continued operation; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. In view of these conditions, our ability to continue as a going concern depends on our ability to generate sufficient cash flows from our operations or to obtain the necessary financing. The outcome of these matters cannot be predicted at this time. The consolidated financial statements for the year ended December 31, 2012 do not include any adjustment to the amounts and classification of assets and liabilities that might be necessary should we be unable to continue in business. Any such adjustment could be material.

Revenues are largely derived from a small number of Properties and may dramatically decrease if we are not able to develop new revenue sources.

We have historically derived a substantial portion of our licensing revenues from a small number of Properties which usually generate revenues only for a limited period of time.  For the year ended December 31, 2012, we derived approximately 75%, or $2,507 of our licensing revenues from one Property – “Yu-Gi-Oh!” which was sold pursuant to the Asset Purchase Agreement.   Our licensing revenues are also subject to the changing trends in the toy, game and entertainment industries.  Consequently, our licensing revenues may dramatically decrease if we are not able to find other revenue sources. In addition, we do not control the timing of the release of products by licensees which can affect both the amount of licensing revenues earned and the periods during which such revenues are recognized.  A significant decrease in our licensing revenues could have a material adverse impact on our financial condition and results of operations.

Because we have less than 300 record holders of our common stock, we may elect at any time to terminate our reporting obligations under the Securities Exchange Act.  If we choose to do so, our stock price would likely decline.

Because we have less than 300 record holders of our common stock, we can suspend our reporting obligations under the Securities Exchange Act at any time by filing a Form 15 with the SEC.  If we were to terminate our reporting obligations, we would no longer be required to file periodic reports, including financial information, proxy solicitation materials, or other information with the SEC.  This action would cause our common stock to be de-listed from the OTC pink sheets, which would likely negative affect the liquidity, trading volume and trading prices of our common stock.  In addition, our ability to raise financing could be negatively impacted due to a lack of publicly available information about the Company.

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

Continued turmoil in U.S. and foreign credit markets, equity markets, and in the global financial services industry,  and an unprecedented level of intervention from the U.S. and foreign governments, have continued to place pressure on the global economy and affect overall consumer spending, spending by advertisers and the availability of credit to us, our clients, and our customers.  If conditions in the global economy, U.S. economy or other key vertical or geographic markets remain uncertain or weaken further, they may have a further material adverse effect on our business, financial condition and results of operations.

Index

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

Revenues from Licensing are directly impacted by the amount of retail shelf space dedicated to our Properties.

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

We operate in a highly competitive marketplace.

Our principal competitors are large media companies (e.g., Disney, Time Warner and Nickelodeon, which is owned by Viacom) with consumer products/merchandise licensing divisions, toy companies, other licensing companies, and numerous individuals who act as merchandising agents. There are also many independent product development firms with which we compete. Many of these companies have substantially greater resources than we do and represent properties which have been commercially successful for longer periods than our Properties. We believe that it would be relatively easy for a potential competitor to enter this market in light of the relatively small investment required to commence operations as a merchandising agent.

Index

Our future success is dependent on certain key employees.

The success of our business depends to a significant extent upon the skills, experience and efforts of a number of management personnel and other key employees.  The loss of the services of any of our management personnel or other key employees could have a material adverse effect on our business, results of operations or financial condition.

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

The success of our business is dependent on our employees who are involved with our operations.  Any labor dispute may adversely affect our business through increased costs which could adversely affect our results of operations.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

During December 2012, the Company relocated its office and administrative offices to a new location in New York City.  On January 2, 2013, the Company entered into a lease agreement for the new location.  The following table sets forth, the location of this property, the date on which the lease expires and the use which the Company makes of such facility:

Address	Expiration of Lease	Use	Approximate Square Feet

767 Third Avenue, 17th Floor New York, New York, 10017	October 30, 2015	Executive and Administrative Facilities	6,850

Item 3.	Legal Proceedings.

TCD International, Ltd. - On February 12, 2010, Home Focus Development, Ltd., a British Virgin Islands Corporation, (“Home Focus”) filed suit against the Company in the United States District Court for the Southern District of New York. Home Focus alleged that the Company owed Home Focus $1,075 under an Interest Purchase Agreement among the Company, Home Focus and TC Digital entered into on March 2, 2009, pursuant to which the Company acquired a 25% ownership interest in TCD International, Ltd. (“TDI”).

On April 26, 2010, the Company filed an answer and asserted various counterclaims against Home Focus and its owners, in their individual capacities. In its counterclaims, the Company has alleged that Home Focus failed to make its contractually required initial capital contribution of $250 to TDI necessary to acquire the 25% ownership interest in TDI it purported to sell to the Company and also failed to contribute its 50% share of the expenses. the Company has further asserted counterclaims of fraud and misrepresentation.

Index

The parties have not proceeded with the litigation in light of the filing of the Bankruptcy Cases on April 6, 2011, which had the effect of automatically staying such litigation. The parties have had substantive discussions and have exchanged draft agreements regarding the possible resolution of the claims and counterclaims. There can be no assurance that the parties will conclude their settlement discussions satisfactorily. The Home Focus claim is currently a disputed claim in the Bankruptcy Cases. If the Home Focus claim is not settled, it may need to be litigated by the Company either in the Bankruptcy Court or in the United States District Court for the Southern District of New York should the Bankruptcy Court cede jurisdiction of this dispute.

Pokémon Royalty Audit - During the first quarter of 2010, The Pokémon Company International (“TPC”) commenced an audit of the Company covering the period from mid-2001 through 2008. On May 28, 2010, the Company received a letter from counsel for TPC (“TPC Letter”) claiming that the audit “identified deficiencies totaling almost $4,700” and demanding payment of the deficiency together with interest thereon.  The TPC Letter failed to provide any schedules or other specific information regarding the alleged deficiencies. By letter dated June 11, 2010 (“4Kids Letter”), the Company disputed the allegations made in the TPC Letter and advised TPC that the Company would not be paying the alleged deficiency or any interest thereon. The 4Kids Letter also proposed that, as had been discussed by the parties, the Company would audit TPC which was the recipient and payee of Pokémon merchandise licensing, television broadcast and home video proceeds during the 2001 - 2008 period, and that after the completion of the parties’ respective audits, the parties would review the audit reports and discuss any outstanding issues.

On July 14, 2010, the Company and TPC executed a tolling agreement tolling the statute of limitations until October 21, 2010 with respect to TPC’s claims. the Company and TPC also agreed in the tolling agreement that neither party would commence any litigation against the other party until after the expiration of the tolling period in order to allow for the parties to complete their respective audits and to discuss the results thereof.  During mid-June 2010, the Company commenced its audit of TPC which was completed in December 2010.  On October 12, 2010, the Company and TPC executed an amendment to the tolling agreement extending the tolling of the statute of limitations until January 15, 2011.  On January 26, 2011, the Company and TPC executed a second amendment to the tolling agreement extending the tolling of the statute of limitations until March 15, 2011. On March 25, 2011, the Company and TPC executed a third amendment to the tolling agreement extending the tolling of the statute of limitations until April 15, 2011.  The parties have not sought to further extend the tolling agreement in light of the filing of the Bankruptcy Cases on April 6, 2011, which had the effect of automatically staying such claims. On or about April 15, 2011, TPC filed various proofs of claim in the Bankruptcy Cases.

After the closing on July 2, 2012 of the sale pursuant to the Asset Purchase Agreement, the parties resumed settlement discussions. The Company and TPC entered into a Settlement Agreement and General Release which was fully executed by the parties on October 18, 2012.  The Settlement Agreement and General Release provided that the 12 proofs of claim totaling in excess of $6,000 filed by TPC in the Bankruptcy Cases were to be consolidated into one general unsecured claim in the amount of $1,000, plus interest allowed by the Bankruptcy Court on the claims of general unsecured creditors in the Bankruptcy Cases.  Such consolidated claim was to be considered an allowed claim by the Debtors and be paid upon the Bankruptcy Court’s approval of the Settlement Agreement and General Release and the confirmation of a plan in the Bankruptcy Cases allowing for payment in full on claims of the Debtors’ unsecured creditors.  In addition, the Company relinquished its right to receive a share of the net profits on Pokémon Movie 4 which was distributed by Miramax in 2003.  The Company and TPC also released each other from any and all claims.

On December 5, 2012, the Bankruptcy Court issued an order approving the Settlement Agreement and General Release between the Company and TPC. On December 13, 2012, the Bankruptcy Court issued an order confirming the Company’s Plan and on December 26, 2012, the Plan became effective.    On December 21, 2012, TPC was paid $1,000, plus interest in respect of its allowed claim.

Yu-Gi-Oh! Royalty Audit - During the first quarter of 2010, ADK, one of the Licensors, commenced an audit of the Company with respect to the amounts paid by the Company to ADK during the course of the Company's representation of Yu-Gi-Oh!, which started in 2001.

On June 25, 2010, the Company received a letter from counsel for ADK (“ADK Letter”) alleging that the Company had improperly deducted certain expenses from amounts paid to ADK and had failed to pay ADK a share of certain Yu-Gi-Oh! home video revenues. In addition, the ADK Letter requested that the Company provide additional documentation with respect to withholding taxes deducted from ADK’s share of Yu-Gi-Oh! revenues. The ADK Letter claimed that the total of the improper deductions and underpayments was approximately $3,000.  By letter dated June 29, 2010 (“4Kids Yu-Gi-Oh! Letter”), the Company disputed substantially all of the allegations contained in the ADK Letter.

Index

The ADK Letter also demanded that the Company and ADK sign a tolling agreement with an effective date of June 1, 2010 which would stop the running of the statute of limitations during the four month tolling period starting on June 1, 2010 and concluding on September 30, 2010. On June 29, 2010, the Company and ADK entered into the tolling agreement described above. On October 19, 2010, the Company and ADK signed an amendment to the tolling agreement extending the tolling period through December 31, 2010.

On December 20, 2010, the Company received a letter from ADK which alleged audit findings of $4,819. By letters, dated December 29, 2010, the Company disputed substantially all of the alleged audit findings. On January 11, 2011, the parties entered into another amendment to the tolling agreement extending the tolling period through March 31, 2011.

On March 4, 2011, ADK requested a payment from the Company in order for representatives of the Licensors to agree to meet with representatives of the Company. On March 17, 2011, the Company made a $1,000 payment to ADK as a show of good-faith so that a meeting could take place with ADK to attempt to resolve the audit claims. Notwithstanding the $1,000 good-faith payment, the Company also reserved its rights to dispute all of ADK’s audit claims. On March 18, 2011, representatives of the Company met with representatives of ADK in a further, but ultimately unsuccessful, attempt to resolve the outstanding issues.

On March 24, 2011, the Company received a letter from the Nihon Ad Systems, Inc., on behalf of itself and TV Tokyo Corporation, purporting to terminate the agreement dated July 1, 2008 between the Licensors and the Company with respect to the Yu-Gi-Oh! Property (the “Yu-Gi-Oh! Agreement”) for alleged breaches of the Yu-Gi-Oh! Agreement by the Company.  The purported termination letter did not comply with the 10 business day notice and cure provision in the Yu-Gi-Oh! Agreement. On March 24, 2011, the Licensors filed a lawsuit against the Company in the United States District Court for the Southern District of New York also claiming that the Company has breached the Yu-Gi-Oh! Agreement on grounds substantially the same as those asserted in its audit findings and seeking more than $4,700 in damages (the “Yu-Gi-Oh! Litigation”).

On March 27, 2011, the Company, responding to the letter from the Licensors, completely rejected the purported termination of the Yu-Gi-Oh! Agreement by the Licensors as wrongful and devoid of any factual and legal basis.  On March 30, 2011, the Company received a letter from counsel to the Licensors reiterating the Licensors’ position with respect to the termination of the Yu-Gi-Oh! Agreement.

The commencement of the Bankruptcy Cases automatically “stayed” the Yu-Gi-Oh! Litigation until such time as the Bankruptcy Court may order otherwise.

On May 13, 2011, the Debtors made a motion in the Bankruptcy Court for an order enforcing the automatic stay with respect to the Company’s rights under the Yu-Gi-Oh! Agreement, requesting that the Bankruptcy Court confirm that the automatic stay applied to the purported termination of such agreement by the Licensors on March 24, 2011.  On May 18, 2011, the United States District Court judge approved the stipulated order referring the litigation to the United States Bankruptcy Court for the Southern District of New York.  On June 2, 2011, the Bankruptcy Court entered a stipulated Order confirming that the automatic stay applied to the purported termination of the Yu-Gi-Oh! Agreement and reaffirmed that the Company may exercise its rights under the Yu-Gi-Oh! Agreement pending the outcome of the litigation between the Company and the Licensors.

On June 10, 2011, the Company filed its answer and counterclaims against the Licensors.  The Company disputed substantially all of the audit claims asserted by Licensors in their complaint and asserted counterclaims against the Licensors arising from the termination of the Yu-Gi-Oh! Agreement.  The Company’s counterclaims seek damages from the Licensors’ wrongful termination of the Yu-Gi-Oh! Agreement.

The trial in the Yu-Gi-Oh! Litigation, initially to determine whether the purported termination of the Yu-Gi-Oh! Agreement was effective and whether any amounts owed by the Company to the Licensors exceed the credits claimed by the Company for amounts paid or advanced to Licensors, commenced in the Bankruptcy Court on August 29, 2011 and concluded on September 23, 2011.

On December 29, 2011, the Bankruptcy Court issued its decision ruling in favor of the Company in the first phase of the Yu-Gi-Oh! Litigation. In its 154 page decision, the Bankruptcy Court ruled that the Yu-Gi-Oh! Agreement was not effectively terminated by the Licensors prior to the Company’s bankruptcy filing on April 6, 2011. Rather, the Bankruptcy Court ruled that the Yu-Gi-Oh! Agreement remained in full force and effect and is property of the Company’s bankrupt estate. In addition, the Bankruptcy Court’s opinion carefully considered each of the Licensors’ nine audit findings totaling over $4,700 and concluded that audit findings totaling approximately 99% of the amount claimed by the Licensors were "meritless". The remaining two audit claims totaling $48, which the Company did not dispute, were offset by the roughly $800 credit balance in favor of the Company as of March 24, 2011, the date that the Licensors sent the Company the purported notice of termination, and the $1,000 good-faith payment made by the Company on March 17, 2011 which was subsequently returned to the Company on January 24, 2012.

Index

On February 29, 2012, the Company and the Licensors entered into a Settlement Agreement settling all claims brought by Licensors against the Company and all counterclaims brought by the Company against the Licensors in the Yu-Gi-Oh! Litigation.  The Settlement Agreement provided, among other things, for the Licensors to make a payment to the Company in the amount of $8,000 upon the order of the Bankruptcy Court approving the Settlement Agreement becoming a final order.  On March 9, 2012, the Bankruptcy Court issued an order approving the Settlement Agreement.  Under the Settlement Agreement, the Licensors acknowledged that the Yu-Gi-Oh! Agreement remained valid, binding and legally enforceable with the Company continuing to serve as the exclusive licensing agent for the merchandise licensing, television broadcast and home video rights to the Yu-Gi-Oh! Property throughout the world outside of Asia.  The Settlement Agreement further provided for each of the Company and the Licensors to release the other from all claims they may have against each other, other than certain indemnification claims and claims that may arise under the Settlement Agreement.  The Settlement Agreement also provided that the agreement does not constitute an admission by any party of any violation of any agreement or law.  On March 27, 2012, the Company received the payment in the amount of $8,000 pursuant to the Settlement Agreement.

Wildcat Intellectual Property Holdings, LLC v. 4Kids Entertainment, Inc. et al. - On July 5, 2011, Wildcat Intellectual Property Holdings, LLC filed suit against the Company, Chaotic USA Entertainment Group, Inc., Electronic Arts Inc., Konami Digital Entertainment, Inc., Nintendo of America Inc., Panini America, Inc., Pokémon USA, Inc., Sony Computer Entertainment America LLC, Sony Online Entertainment LLC, The Topps Company, Inc., Wizards of the Coast LLC and Zynga Inc. (collectively the “Wildcat Defendants”) in the United States District Court for the Eastern District of Texas seeking damages and other various fees. The suit alleges that the Wildcat Defendants infringed upon United States Patent Number 6,200,216 entitled “Electronic Trading Card”. Since the Wildcat suit with respect to the Company pertains to alleged actions by the Company occurring prior to the commencement of the Bankruptcy Cases, the Wildcat suit is “stayed” by the Bankruptcy Cases. Wildcat did not file a proof of claim in the Bankruptcy Cases by the April 18, 2012 claims bar date.

Lehman Brothers, Inc. Claim - The Company believes that Lehman Brothers, Inc., the securities broker-dealer that purchased the auction rate securities on behalf of the Company violated its legal obligations to the Company.  As a result, the Company took various measures to obtain appropriate legal relief, including initiating an arbitration on April 3, 2008 against Lehman Brothers, Inc. and the brokers who had serviced the Company’s Lehman account with the Financial Industry Regulatory Authority.  On September 15, 2008, Lehman Brothers Holdings, Inc., the parent company of Lehman Brothers, Inc., filed for bankruptcy.  The Company’s arbitration proceeding was stayed by the Lehman bankruptcy.  On September 16, 2008, Barclays PLC announced that it had reached an agreement to purchase the assets of Lehman Brothers Holdings, Inc.’s North American operations, including substantial assets of Lehman Brothers, Inc.  The Lehman-Barclays transaction was approved by the United States Bankruptcy Court for the Southern District of New York on September 20, 2008.  On September 19, 2008, the Securities Investor Protection Corporation (“SIPC”) filed a proceeding, placing Lehman Brothers, Inc. in liquidation under the Securities Investor Protection Act (“SIPA”).  SIPC, pursuant to its authority under SIPA, has acted to facilitate the transfer of Lehman Brothers, Inc.’s customer accounts (including the Company’s accounts) to Barclays, PLC.  In late September, 2009, the Company filed a proof of claim against Lehman Brothers, Inc. in the United States Bankruptcy Court for the Southern District of New York. The principal amount of the claim was approximately $31,500 plus interest. In addition, the proof of claim requested treble damages. The proof of claim is a general unsecured claim. The Company’s claim against Lehman Brothers, Inc. is still pending and there has been no determination made as to the validity or allowed amount of the claim.  On October 18, 2011, the Company entered into a settlement agreement and general release with the brokers who had serviced the Company’s account with Lehman Brothers, Inc. in exchange for a payment to the Company of approximately $489. The Trustee in the Lehman Brothers, Inc. bankruptcy proceeding is expected to begin the claims resolution process with respect to the unsecured claims at some point in 2013.

The CW - On April 11, 2012, the Company received a letter (the “Original Letter”), from The CW pursuant to which The CW gave notice to the Company pursuant to Section 5.h of The CW Agreement, to the effect that the Company has not made a payment required by The CW Agreement.  The amount set forth in the Original Letter as being owed by the Company to The CW in respect of such payment is alleged to be $3,688.  Pursuant to the provisions of The CW Agreement, if a payment required to be made by the Company under The CW Agreement is not made within ten days of the receipt of notice from The CW, The CW is entitled to exercise various rights and remedies including terminating The CW Agreement.

Following discussions between representatives of the Company and The CW, the Company received another letter from The CW on April 19, 2012, which was revised and re-sent to the Company on April 24, 2012 (the “Second Letter”).  Pursuant to the Second Letter, The CW indicated that it would not terminate or seek to terminate The CW Agreement based on the failure of the Company to pay the amounts alleged to be owed under The CW Agreement, so long as certain conditions identified in the Second Letter are satisfied, including that:

Index

1.  A motion (“Kidsco Sale Motion”) to approve the sale of certain of the Company’s assets (including The CW Agreement) to Kidsco (such sale, a “Section 363 Sale”) is filed with the Bankruptcy Court in connection with the Debtors’ Bankruptcy Cases, no later than April 25, 2012, such motion is granted no later than June 30, 2012, and such Section 363 Sale must close no later than July 17, 2012; and

2.  The CW Agreement can only be sold to Kidsco (or any other entity as The CW may approve of, in its sole discretion).

The Second Letter further provided that The CW reserved all rights and remedies, including the right to terminate or seek to terminate the CW Agreement, if any of the foregoing conditions are not satisfied.

The Company satisfied the first condition of the Second Letter by filing the Kidsco Sale Motion with the Bankruptcy Court on April 18, 2012 prior to the April 25, 2012 deadline. the Company satisfied the second condition of the Second Letter since the Section 363 Sale closed on July 2, 2012, prior to the July 17, 2012 deadline. Pursuant to the Section 363 Sale, the Company assumed The CW Agreement and assigned The CW Agreement to Kidsco. In addition, at the closing of the Section 363 Sale, the Company paid the sum of $3,051 to The CW, the agreed-upon cure amount necessary to be paid to The CW in order for the Company to assume The CW Agreement. As part of the closing of the Section 363 Sale, the Company also received a release from The CW releasing the Company from any and all claims under The CW Agreement.

Cornerstone Patent Technologies, LLC – On April 25, 2011, Cornerstone Patent Technologies, LLC (“Cornerstone”) filed proof of claim No. 20 (the “Cornerstone Claim”) against the Debtors in the Bankruptcy Cases in the amount of $3,300.  Other than filing the Cornerstone Claim, Cornerstone has not commenced litigation against the Debtors.  The Cornerstone Claim alleges (i) breach of a Patent License Agreement dated September 10, 2007 by non-Debtors TC Digital and TC Websites (collectively, "JVs"); (ii) breach of Patent Purchase Agreement dated September 7, 2007, by 4Kids Technology for failing to notify Cornerstone of alleged wrongdoing by the JVs; (iii) unfair competition; (iv) tortuous interference with contract; (v) unjust enrichment; and (vi) piercing the corporate veil.  The Company disputes the Cornerstone Claim in its entirety.  On November 12, 2012, the Company filed a motion with the Bankruptcy Court to estimate the Cornerstone Claim at $0 or in the alternative disallow the claim.  On December 5, 2012, the Bankruptcy Court entered an agreed order between the Company and Cornerstone providing that on the effective date of the Plan, the Debtors would establish a disputed claims reserve on account of the Cornerstone Claim in the amount of $228, without prejudice to (i) Cornerstone’s rights to pursue an allowed claim or judgment against the Debtors in an amount greater than the reserve, with such allowed claim or judgment to be paid pursuant to the Plan and (ii) the Debtors’ rights to defend, contest or otherwise oppose on any grounds, the Cornerstone Claim or any other claims or litigation asserted by or on behalf of Cornerstone or any other party.  The parties have had discussions regarding the possible resolution of the Cornerstone Claim. There can be no assurance that the parties will conclude their settlement discussions satisfactorily.  The Cornerstone Claim remains a disputed claim in the Bankruptcy Cases.  If the Cornerstone Claim is not settled, it may need to be litigated by the Company.

The Bankruptcy Cases – The Bankruptcy Cases were initially filed by the Debtors with the Bankruptcy Court on April 6, 2011.  On October 5, 2012, the Company filed their Plan and Disclosure Statement.    On October 29, 2012, the Debtors filed amended versions of the Plan and Disclosure Statement .  On October 31, 2012, the Bankruptcy Court entered a solicitation procedures order permitting the Debtors to send the Plan and Disclosure Statement to the parties entitled to vote on the Plan.  On December 13, 2012, the Bankruptcy Court held a confirmation hearing with respect to the Plan. After a hearing and consideration by the Bankruptcy Court of the provisions of the Plan, including consideration of support for the Plan by a vote of approximately 99.93% of shareholders who voted their shares, and there being only one objector to the Plan, the Bankruptcy Court issued an order confirming the Plan.  The Plan became effective on December 21, 2012.

After the effective date of the Plan, the Company paid creditors holding undisputed, allowed claims the full amount of such allowed claims and has paid a majority of all claims. The Company and its counsel have also negotiated various settlement agreements with creditors holding disputed claims. There remain outstanding a number of claims which the Company and its counsel are seeking to resolve prior to the date (currently April 30, 2013 unless extended) when the Company must file formal objections to the disputed claims.  If certain disputed claims are not satisfactorily resolved, these disputed claims may need to be litigated in the Bankruptcy Court or in other courts or administrative bodies. The cost and expense to litigate disputed claims as well as any damages which may be awarded to the holders of such disputed claims may have a material adverse effect on the Company’s financial position or the results of its operations or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

Index

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information - On February 26, 2013, our Common Stock resumed trading on the OTC pink sheets under the trading symbol “FOUR.”  Prior to that, our Common Stock was quoted on the OTC Bulletin Board Market since June 1, 2010 under the trading symbol “KIDEQ.PK.” Prior to June 1, 2010, our common stock was listed for trading on the New York Stock Exchange under the symbol “KDE”.  The following table indicates high and low sales quotations for the periods indicated based upon information reported by the OTC Bulletin Board. The prices quoted on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commissions. The OTC Bulletin Board prices listed below may not represent actual transaction prices.

2012	Low	High
First Quarter	$0.12	$0.55
Second Quarter	0.30	0.78
Third Quarter	0.36	0.70
Fourth Quarter	0.38	0.59

2011	Low	High
First Quarter	$0.18	$0.72
Second Quarter	0.06	0.28
Third Quarter	0.10	0.25
Fourth Quarter	0.06	0.24

(b) Holders - The approximate number of holders of record of the Company’s Common Stock on March 28, 2013 was 284.

(c) Dividends - There were no dividends or other distributions made by the Company during 2012 or 2011. Future dividend policies will be determined by the Board of Directors based on the Company’s earnings, financial condition, capital requirements and other existing conditions. It is anticipated that cash dividends will not be paid to the holders of the Company’s Common Stock in the foreseeable future.

(d) Equity Compensation Plan Information - Information regarding the Company’s equity compensation plans is incorporated by reference to Item 12 in Part III of this Form 10-K.

Index

(e) Performance Graph - The following graph compares the cumulative total shareholders return of our common stock with the cumulative return of the Standard & Poor’s Small Cap 600 Index (“S&P 600”), the Russell 2000 Index (“Russell 2000”) and a group of companies, consisting of The Walt Disney Company, Time Warner, Inc., World Wrestling Entertainment, Inc., and Mattel, Inc. (“Peer Group”) for the period beginning December 31, 2007 and ending December 31, 2012.  The graph assumes that $100 was invested on December 31, 2007, and that any dividends were reinvested.  Marvel Entertainment, Inc. was removed from the peer group as it was purchased by The Walt Disney Company in 2009. The Company intends to continue to evaluate and identify potential companies which may be appropriate for its Peer Group.

	December 31,
	2007	2008	2009	2010	2011	2012
4LC (f/k/a 4Kids)	$100.00	$14.90	$12.09	$3.12	$1.06	$3.80
S&P 600	$100.00	$68.01	$84.17	$105.21	$105.05	$120.61
Russell 2000	$100.00	$66.21	$47.43	$59.44	$56.19	$64.42
Peer Group	$100.00	$72.44	$117.08	$132.40	$134.06	$171.38

(f)      Purchases of Equity Securities by the Issuer - None

Item 6.	Selected Financial Data.

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

	2012	2011	2010	2009	2008
Net revenues:
Service revenue	$3,325	$7,191	$10,977	$21,662	$13,569
Other revenue	—	882	—	—	—
Total net revenues	3,325	8,073	10,977	21,662	13,569

Costs and expenses:
Selling, general and administrative	6,639	7,944	11,716	12,310	15,657
Impairment of investment in international trading card subsidiary	—	—	—	2,175	—
Total costs and expenses	6,639	7,944	11,716	14,485	15,657

(Loss) Income from operations	(3,314)	129	(739)	7,177	(2,088)
Other income (expense):
Interest (expense) income	(8)	63	401	1,074	2,555
Impairment of investment securities	—	—	(3,578)	(6,175)	(7,834)
Loss on sale of investment securities	—	(910)	(1,616)	(7,647)	—
Total other expense	(8)	(847)	(4,793)	(12,748)	(5,279)

Loss from continuing operations before reorganization and litigation items	(3,322)	(718)	(5,532)	(5,571)	(7,367)
Reorganization items	(4,071)	(1,628)	—	—	—
Gain on settlement of pre-petition liabilities	1,331	—	—	—	—
Gain on litigation	8,000	489	—	—	—
Gain on sale	17,714	—	—	—	—
Income (loss) from continuing operations before income taxes	19,652	(1,857)	(5,532)	(5,571)	(7,367)
Benefit from (provision for) income taxes	—	—	—	3,805	(300)

Income (loss) from continuing operations	19,652	(1,857)	(5,532)	(1,766)	(7,667)
Loss from discontinued operations	(10,109)	(15,227)	(26,108)	(50,690)	(29,462)
Net income (loss)	9,543	(17,084)	(31,640)	(52,456)	(37,129)

Loss attributable to noncontrolling interests, discontinued operations	1	1,884	4,479	10,380	310

Net income (loss) attributable to 4Licensing Corporation	$9,544	$(15,200)	$(27,161)	$(42,076)	$(36,819)

Per share amounts:
Basic and diluted income (loss) per share attributable to 4Licensing Corporation common shareholders
Continuing operations	$1.44	$(0.14)	$(0.41)	$(0.13)	$(0.58)
Discontinued operations	(0.74)	(0.98)	(1.61)	(3.03)	(2.21)
Basic and diluted income (loss) per share attributable to 4Licensing Corporation common shareholders	$0.70	$(1.12)	$(2.02)	$(3.16)	$(2.79)
Weighted average common shares outstanding – basic and diluted	13,690,998	13,605,148	13,460,214	13,303,192	13,181,549

Net income (loss) attributable to 4Licensing Corporation:
Income (loss) from continuing operations	$19,652	$(1,857)	$(5,532)	$(1,766)	$(7,667)

Loss from discontinued operations	(10,109)	(15,227)	(26,108)	(50,690)	(29,462)
Loss attributable to noncontrolling interests	1	1,884	4,479	10,380	310
Net loss from discontinued operations	(10,108)	(13,343)	(21,629)	(40,310)	(29,152)
Net income (loss) attributable to 4Licensing Corporation	$9,544	$(15,200)	$(27,161)	$(42,076)	$(36,819)

Index

	Years Ended December 31,
	2012	2011	2010	2009	2008
Other Operating Data:
Cash flow (used in) provided by:
Operating activities	$(6,632)	$(8,834)	$(6,139)	$(13,580)	$(33,334)
Investing activities	13,997	6,239	6,812	3,429	24,432
Financing activities	—	—	(44)	74	(2,641)

	As of December 31,
	2012	2011	2010	2009	2008

Total assets	$11,540	$15,944	$29,070	$56,653	$100,574
Working capital (deficiency)	3,683	(4,883)	2,052	4,859	17,579
Equity (deficit)	3,417	(6,057)	10,258	35,117	74,991

The Company did not declare or pay any cash dividends during the five-year period ended December 31, 2012.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of our financial position and results of operations for each of the three years in the period ended December 31, 2012.  This commentary should be read in conjunction with our consolidated financial statements and the notes to the Company’s consolidated financial statements, which begin on page F-1 under “Item 8. Financial Statements and Supplementary Data”.

Overview

The Company’s operating results for the year ended December 31, 2012 were primarily impacted by the receipt of a payment by the Company in the amount of $8,000 based upon the order of the Bankruptcy Court approving the Settlement Agreement (as defined below) becoming a final order which resulted in the Company recognizing a gain on litigation settlement of $8,000, as well as the sale of certain of its assets pursuant to the Asset Purchase Agreement that resulted in a gain of $17,714.  The Company continues to experience declining popularity of its existing Properties combined with the failure of new Properties to achieve satisfactory popularity levels. In connection with its on-going evaluation of each of its business units, the management of the Company recommended to the Company’s Board of Directors that, based upon the substantial operational losses and declining revenues being incurred by the Company’s international operations, such operations should be discontinued. Accordingly, on August 16, 2012, the Company’s Board of Directors determined to discontinue the operations of its UK subsidiary, 4Kids Entertainment International Ltd (“4Kids International”), effective September 30, 2012.  Pursuant to the Asset Purchase Agreement (as defined below) and the corresponding assets sold and due to their continued lack of profitability, effective June 30, 2012, the Company terminated the operations of 4Kids Ad Sales, 4Kids Productions, 4Kids Music and 4Kids Home Video.  The “Yu-Gi-Oh!” Property (as defined below), which was sold pursuant to the Asset Purchase Agreement, was the largest contributor for the twelve months ended December 31, 2012, 2011, and 2010 representing approximately 75%, 64%, and 46%, respectively of the Company’s revenues.

Additionally, during the year ended December 31, 2011, the Company recorded a loss on the sale of its remaining investment securities of $910.  During 2010, 2011 and throughout 2012, the Company implemented significant cost-cutting initiatives, primarily pertaining to personnel related costs and advertising and marketing expenses, in an effort to offset its poor operating results; however, these initiatives failed to fully offset lower revenues and these other charges.

Emerging from Chapter 11 Bankruptcy Proceedings – On April 6, 2011 (the “Petition Date”), the Company and all of its domestic wholly-owned subsidiaries (the “Debtors”) filed voluntary petitions for relief (the “Bankruptcy Cases”) under Title 11 of Chapter 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), which Bankruptcy Cases were jointly administered under Case No. 11-11607.  After filing the Bankruptcy Cases the Company and its subsidiaries continued to operate as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  As debtors-in-possession, we were authorized under Chapter 11 of the Bankruptcy Code to continue to operate as an ongoing business. 4Kids Entertainment International, Ltd., (“4Kids International”), the Company’s subsidiary based in London, England, and TC Digital Games LLC (“TC Digital”) and TC Websites LLC (“TC Websites”), two domestic subsidiaries in each of which the Company holds a majority ownership, were not included in the filing and continued to operate outside the Bankruptcy Court’s jurisdiction.

Index

After the filing of the Bankruptcy Cases, the United States Trustee for the Southern District of New York appointed an official committee of unsecured creditors (the “Creditors’ Committee”).

On February 29, 2012, the Company, and Nihon Ad Systems, Inc. and Tokyo Corporation (collectively, the “Licensors”) entered into a Settlement Agreement, dated as of February 27, 2012, settling all claims brought by Licensors against the Company and all counterclaims brought by the Company against the Licensors in the Yu-Gi-Oh! Litigation. The Settlement Agreement provided, among other things, for the Licensors to make a payment to the Company in the amount of $8,000 upon the order of the Bankruptcy Court approving the Settlement Agreement becoming a final order.  On March 9, 2012, the Bankruptcy Court issued an order approving the Settlement Agreement.  Under the Settlement Agreement, the Licensors acknowledged that the Yu-Gi-Oh! Agreement (hereinafter defined) remained valid, binding and legally enforceable with the Company continuing to serve as the exclusive licensing agent for the merchandise licensing, television broadcast and home video rights to the Yu-Gi-Oh! Property throughout the world outside of Asia.  The Settlement Agreement further provided for each of the Company and the Licensors to release the other from all claims they may have had against each other, other than certain indemnification claims and claims that may arise under the Settlement Agreement.  The Settlement Agreement also provided that the agreement does not constitute an admission by any party of any violation of any agreement or law.  On March 27, 2012, the Company received the payment in the amount of $8,000 pursuant to the Settlement Agreement.

On April 26, 2012, the Debtors entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), which contemplated the sale of substantially all of its assets to Kidsco Media Ventures LLC (“Kidsco”), a Delaware limited liability company, and an affiliate of Saban Capital Group (“Saban Bidder”) for a purchase price of $10,000, subject to certain adjustments (the “Purchase Price”).  The transaction was proposed as a sale of the Debtors’ assets pursuant to Section 363 of the Bankruptcy Code.  The transaction was subject to, among other things, (i) competitive bidding pursuant to sale procedures approved by the Bankruptcy Court at a hearing on April 27, 2012 (the “Bidding Procedures”), and (ii) approval of the transaction by the Bankruptcy Court.

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

On July 2, 2012, the Company completed the sale of certain of its assets pursuant to the Asset Purchase Agreement, among the Company and the Purchasers.  In connection with the consummation of such transactions, the Konami Bidder paid the Debtors an aggregate amount equal to $14,997, representing a base purchase price of $15,000, less a $3 downward adjustment contemplated by the Asset Purchase Agreement.  In addition, in connection with the consummation of the transactions contemplated by the Asset Purchase Agreement, the following payments were made by or on behalf of the Debtors:

(a)           $1,000 was delivered to the escrow agent under the escrow agreements provided for in the Asset Purchase Agreement, to be used to satisfy any indemnification obligations that the Debtors may have to either of the Purchasers pursuant to the provisions of the Asset Purchase Agreement; such amount was received by the Company in February 2013 upon the expiration of the escrow agreements;

(b)           $3 was paid to the escrow agent as the Debtors’ portion of fees payable to it for its performance of services as escrow agent under the escrow agreements;

Index

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

On October 5, 2012, the Company filed (i) the Disclosure Statement with Respect to Debtors’ Proposed Joint Plan of Reorganization (as may be amended, the “Disclosure Statement”) and (ii) the Debtors’ Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code (as may be amended, the “Plan”) and a motion establishing deadlines and procedures with respect to the solicitation of votes on the Plan (the “Procedures Motion”).  On October 29, 2012, the Company filed (i) the Amended Disclosure Statement with Respect to Debtors’ Proposed Plan of Reorganization and (ii) the Debtor’s Amended Joint Plan of Reorganization pursuant to Chapter 11 of the United States Bankruptcy Code.  On October 31, 2012, the Bankruptcy Court approved the Procedures Motion and the Disclosure Statement and authorized the Debtors to solicit votes on the Plan.  The Debtors formally commenced solicitation in respect of the Plan in early November 2012.

On December 13, 2012, the Bankruptcy Court entered an order in the Bankruptcy Cases confirming the Plan.  On December 21, 2012, the effective date of the Plan, the Company emerged from bankruptcy.  In connection with the Company’s obligations under the Plan, the Company has commenced paying creditors in full in respect of each such creditor’s allowed claims.  As of March 28, 2013, the vast majority of claims have been paid.  In accordance with the Plan, 4Kids reincorporated itself in Delaware under the name “4Licensing Corporation.” On the effective date of the Plan, 4Kids’ common stock was cancelled and holders of 4Kids’ common stock were issued one (1) share of common stock of 4LC in exchange for each share of 4Kids’ common stock held by them.

Our ability to achieve and maintain profitability and positive cash flow is dependent upon the success of our reorganizational efforts and a number of other factors, including our ability to generate additional revenues.

General

The Company receives revenues solely from Licensing. The Company typically derives a substantial portion of its licensing revenues from a small number of Properties, which usually generate revenues for only a limited period of time. The Company’s revenues are highly subject to changing trends in the toy, game and entertainment businesses, potentially causing dramatic increases and decreases from year to year due to the popularity of particular Properties. It is not possible to accurately predict the length of time a Property will be commercially successful and/or if a Property will be commercially successful at all. The popularity of Properties can vary from months to years. As a result, the Company’s revenues from particular Properties may fluctuate significantly between comparable periods.

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

Index

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

Pursuant to the Asset Purchase Agreement and the corresponding assets sold and due to their continued lack of profitability, effective June 30, 2012, the Company terminated the operations 4Kids Music, 4Kids Home Video, 4Kids Production and 4Kids Ad Sales.  The closure of these wholly-owned subsidiaries resulted in the Company being reduced to having operations in only the Licensing business segment in 2012.

Effective September 30, 2012, the Company’s wholly-owned subsidiary, 4Kids International closed its operations.  4Kids International, based in London, managed Properties represented by the Company in the United Kingdom and European marketplaces.  The closing of 4Kids International will enable the Company to further reduce costs and focus on its core licensing business.

The results of operations for the international, advertising media and broadcast segment, television and film production/distribution segment and the trading card and game distribution segment are reported as discontinued operations and the accompanying consolidated financial statements have been reclassified for all prior periods to report the assets, liabilities and operating results of these business segments.

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

Other Estimates - The Company estimates reserves for uncollectible receivables. The Company estimates the amount of uncollectible receivables by monitoring delinquent accounts and estimating a reserve based on contractual terms and other customer specific issues.

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

Recently Adopted Accounting Standards – We adopted recent amendments to authoritative guidance issued by FASB in June and December 2011 providing for the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This update resulted in additional disclosure but had no effect on the Company’s consolidated financial position and results of operations.

Recently Issued Accounting Standards – In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income. This guidance is effective for reporting periods beginning after December 15, 2012.  The Company is currently evaluating the effect this guidance will have on the Company’s consolidated financial position and results of operations.

Index

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenues for each of the three years ended December 31, 2012, 2011 and 2010.

	2012	2011	2010
Net revenues	100%	100%	100%

Costs and expenses:
Selling, general and administrative	200	98	107
Total costs and expenses	200	98	107

(Loss) income from operations	(100)	2	(7)

Other income (expense):
Interest income	—	1	4
Impairment of investment securities	—	—	(32)
Loss on sale of investment securities	—	(11)	(15)
Total other expense	—	(10)	(43)

Loss from continuing operations before reorganization and litigation items	(100)	(8)	(50)
			—
Reorganization items	(122)	(20)	—
Gain on settlement of pre-petition liabilities	40	—	—
Gain on litigation	240	6	—
Gain on sale	533	—	—
Income (loss) from continuing operations before income taxes	591	(22)	(50)
Benefit from (provision for) income taxes	—	—	—

Income (loss) from continuing operations	591	(22)	(50)
Loss from discontinued operations	(304)	(189)	(238)
Net income (loss)	287	(211)	(288)

Loss attributable to noncontrolling interests, discontinued operations	—	23	41

Net income (loss) attributable to 4Licensing Corporation	287%	(188)%	(247)%

Year Ended December 31, 2012 as compared to Year Ended December 31, 2011

Revenues
	2012	2011	$ Change	% Change
Revenues	$3,325	$8,073	$(4,748)	(59)%

The decrease in consolidated net revenues for the year ended December 31, 2012, as compared to the same periods in 2011, was primarily attributable to reduced licensing revenues on the “Yu-Gi-Oh!”, “Teenage Mutant Ninja Turtles”, “American Kennel Club”,  “Monster Jam” and “Cabbage Patch Kids” Properties of approximately $2,680, $850, $830, $190 and $140, respectively.

The “Yu-Gi-Oh!” Property, which was sold pursuant to the Asset Purchase Agreement, was the largest contributor in the year ended December 31, 2012 and 2011, representing approximately 75% and 64% of the Company’s revenues, respectively.

Index

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 16%, or $1,305 to $6,639 for the year ended December 31, 2012, when compared to the same period in 2011.  The decrease was primarily attributable to broad cost-cutting initiatives implemented throughout the Company and included:

(i)	decreased professional fees of approximately $2,040; as well as
(ii)	decreased personnel costs of approximately $640; partially offset by
(iii)	increased unallocated costs due to discontinued operations of approximately $1,300.

Interest (Expense) Income

Interest income decreased 113%, or $71, to $(8) for the year ended December 31, 2012, as compared to the same period in 2011, primarily as a result of cash balances in 2012 held in non-interest bearing accounts and the liquidation of the Company’s investment portfolio in 2011. Interest expense of $(8) in 2012 related to interest paid on pre-petition bankruptcy claims to creditors.

Reorganization Items

The Company incurred reorganization costs of $4,071 and $1,628 for the years ended December 31, 2012 and 2011, respectively.  These costs included professional and consulting fees charged for services retained in connection with the Bankruptcy Cases, as well as fees paid to the Office of the United States Bankruptcy Trustee.

Gain on Settlement of Pre-Petition Liabilities

The Company has reconciled and paid a substantial amount of the liabilities that were subject to compromise and for the year ended December 31, 2012 the Company realized a gain on liabilities subject to compromise of $1,331.

Gain on Litigation Settlement

On December 29, 2011, the Bankruptcy Court issued its decision ruling in favor of the Company in the first phase of the Yu-Gi-Oh! Litigation. In its 154 page decision, the Bankruptcy Court ruled that the Yu-Gi-Oh! Agreement was not effectively terminated by the Licensors prior to the Company’s bankruptcy filing on April 6, 2011. Rather, the Bankruptcy Court ruled that the Yu-Gi-Oh! Agreement remained in full force and effect and is property of the Company’s bankrupt estate. In addition, the Court’s opinion carefully considered each of the Licensors’ nine audit findings totaling over $4,700 and concluded that audit findings totaling approximately 99% of the amount claimed by the Licensors were "meritless". The remaining two audit claims totaling $48, which the Company does not dispute, were offset by the roughly $800 credit balance in favor of the Company as of March 24, 2011, the date that the Licensors sent the Company the purported notice of termination, and the $1,000 good-faith payment made by the Company on March 17, 2011 which was subsequently returned to the Company on January 24, 2012.  Based on the ruling and the conclusions on certain findings previously recorded, the Company recorded a gain of approximately $1,357.

On February 29, 2012, the Company and the Licensors entered into a Settlement Agreement, dated as of February 27, 2012 (the “Settlement Agreement”), settling all claims brought by Licensors again st the Company and all counterclaims brought by the Company against the Licensors in the Yu-Gi-Oh! Litigation. The Settlement Agreement provides, among other things, for the Licensors to make a payment to the Company in the amount of $8,000 upon the order of the Bankruptcy Court approving the Settlement Agreement becoming a final order.  On March 9, 2012, the Bankruptcy Court issued an order approving the Settlement Agreement.  Under the Settlement Agreement, the Licensors acknowledged that the Yu-Gi-Oh! Agreement remained valid, binding and legally enforceable with the Company continuing to serve as the exclusive licensing agent for the merchandise licensing, television broadcast and home video rights to the Yu-Gi-Oh! Property throughout the world outside of Asia.  The Settlement Agreement further provided for each of the Company and the Licensors to release the other from all claims they may have against each other, other than certain indemnification claims and claims that may arise under the Settlement Agreement.  The Settlement Agreement also provided that the agreement does not constitute an admission by any party of any violation of any agreement or law.

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

Index

Gain on Sale

As a result of the Company’s sale of certain assets pursuant to the Asset Purchase Agreement completed July 2, 2012, the Company recorded a gain on sale of $17,714 for the year ended December 31, 2012.

Income (Loss) From Continuing Operations Before Income Taxes
	2012	2011	$ Change	% Change
Income (Loss) From Continuing Operations Before Income Taxes	$19,652	$(1,857)	$21,509	1,158%

The increase in income from continuing operations for the year ended 2012, as compared to the loss in the same period in 2011, was primarily attributable to the receipt of the payment to the Company in the amount of $8,000 based upon the order of the Bankruptcy Court approving the Settlement Agreement becoming a final order which resulted in the Company recognizing a gain on litigation settlement of $8,000, as well as the sale of certain of its assets pursuant to the Asset Purchase Agreement that resulted in a gain of $17,714.

Income Tax Expense

The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. The Company records a valuation allowance when it is more likely than not that all or some portion of the deferred tax assets will not be realized. In view of the level of deferred tax assets as of December 31, 2012, and the Company’s historical losses from operations, the Company has determined that a full valuation allowance against its net deferred tax assets is required.

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

The Company did not record income tax expense for the year ended December 31, 2012 as it has available net operating loss carryforwards to offset any taxable income.  The Company did not reduce its valuation allowance against its deferred tax assets as it is more likely than not that the Company will not be able to realize its deferred tax assets.

The Company did not record a benefit from income taxes for the year ended December 31, 2011 as it was not able to carryback any of its 2011 net operating loss and it is more likely than not that the Company will not be able to realize its deferred tax assets.

The Company files in multiple tax jurisdictions and from time to time is subject to audit in certain tax jurisdictions.  The Company is no longer subject to examinations by income tax authorities in most jurisdictions for years prior to 2008.

Income (Loss) from Continuing Operations

As a result of the above, the Company had income from continuing operations for the year ended December 31, 2012 of $19,652, as compared to a loss from continuing operations in 2011 of $1,857.

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

Index

On July 2, 2012, the Company completed the sale of certain of its assets pursuant to the Asset Purchase Agreement.  The assets sold by the Debtors to the Konami Bidder included, inter alia, all of Debtors’ right, title and interest in and to the business of Debtors relating to and commercial use of Yu-Gi-Oh!, the Japanese manga (also known as cartoon or comic) created by Kazuki Takahashi and the related brand and franchise, as well as other assets relating to the Konami Purchased Business.  The Company was party to the Konami Agreement, which agreement related to, inter alia, sales of Yu-Gi-Oh! trading cards and videogames.  The Konami Agreement was included as part of the Konami Purchased Assets transferred to the Konami Bidder in connection with the closing of the transactions contemplated by the Asset Purchase Agreement on July 2, 2012.

The assets sold by the Debtors to the Saban Bidder included, inter alia, all of Debtors’ right, title and interest in and to the television business of the Debtors, including The CW Agreement and the television episodes and rights related thereto, as well as other assets relating to the Saban Purchased Business.

Pursuant to the Asset Purchase Agreement and the corresponding assets sold, and due to their continued lack of profitability, effective June 30, 2012, the Company terminated the operations of 4Kids Ad Sales, 4Kids Productions, 4Kids Music and 4Kids Home Video.  Additionally, effective September 30, 2010, the Company terminated the operations of TC Digital and TC Websites.  The results of operations of the following segments are reported in the Company’s consolidated financial statements as discontinued operations (see Note 13).

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

The Advertising Media and Broadcast segment also generated revenues from the sale of advertising on the Company’s multiple websites.  These websites also showcased and promoted The CW4Kids, as well as its many Properties.

•
Television and Film Production/Distribution - The Television and Film Production/Distribution business segment consisted of the operations of the following wholly-owned subsidiaries of the Company:  4Kids Productions; 4Kids Music; and 4Kids Home Video. 4Kids Productions produced and adapted animated and live-action television programs and theatrical motion pictures for distribution to the domestic and international television, home video and theatrical markets. 4Kids Music composed original music for incorporation into television programming produced by 4Kids Productions and markets and managed such music. 4Kids Home Video distributed home videos associated with television programming produced by 4Kids Productions.

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

Index

The following are the summarized results of discontinued operations for the years ended December 31, 2012 and 2011:

	Years Ended December 31,
	2012	2011
Total net revenues	$2,101	$4,284
Total costs and expenses	12,210	19,511
Loss from discontinued operations	$(10,109)	$(15,227)

Year Ended December 31, 2011 as compared to Year Ended December 31, 2010

Revenues
	2011	2010	$ Change	% Change
Revenues	$8,073	$10,977	$(2,904)	(26)%

The decrease in consolidated net revenues for the year ended December 31, 2011, as compared to the same periods in 2010, was primarily attributable to:

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

The “Yu-Gi-Oh!” and “American Kennel Club” Properties were the largest contributors of net revenues with approximately 64% and 13%, respectively, of the Company’s revenues in this business segment for 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 32%, or $3,772 to $7,944 for the year ended December 31, 2011, when compared to the same period in 2010.  The decrease was primarily attributable to broad cost-cutting initiatives implemented throughout the Company and included:

(i)	decreased personnel related costs of approximately $3,070; and
(ii)	decreased selling expenses of approximately $1,320; and
(iii)	decreased office expenses of approximately $580; and
(iv)	decreased bad debt expense of approximately $350; as well as
(v)	decreased allocated costs due to discontinued operations of $290; partially offset by
(vi)	increased professional fees of approximately $1,810.

Interest Income

Interest income decreased 84%, or $338, to $63 for the year ended December 31, 2011, as compared to the same period in 2010, primarily as a result of lower cash balances and the Company’s investments yielding lower interest rates than the prior period.

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

Loss From Continuing Operations Before Income Taxes
	2011	2010	$ Change	% Change
Loss From Continuing Operations Before Income Taxes	$1,857	$5,532	$(3,675)	(66)%

Index

The decrease in loss from operations for the year ended December 31, 2011, as compared to the same period in 2010, was primarily attributable to decreased expenses due to significant cost-cutting initiatives, partially offset by lower licensing revenues.

Income Tax Expense

The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. The Company  records a valuation allowance when it is more likely than not that all or some portion of the deferred tax assets will not be realized. In view of the level of deferred tax assets as of December 31, 2011, and the Company’s historical losses from operations, the Company has determined that a full valuation allowance against its net deferred tax assets is required.

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

The Company did not record a benefit from income taxes for the year ended December 31, 2010 as it was not able to carryback any of its 2010 net operating loss and it is more likely than not that the Company will not be able to realize its deferred tax assets.

The Company files in multiple tax jurisdictions and from time to time is subject to audit in certain tax jurisdictions.   As of December 31, 2011, the Company was under audit by New York for the year ended December 31, 2009.  The 2009 New York audit was completed during 2012 and did not result in any additional tax being assessed on the Company or adjustments to the returns filed.

Loss from Continuing Operations

As a result of the above, the Company had a loss from continuing operations for the year ended December 31, 2011 of $1,857, as compared to a loss from continuing operations in 2010 of $5,532.

Discontinued Operations

Effective September 30, 2010, the Company terminated the operations of TC Digital and TC Websites due to their continued lack of profitability.  As a consequence of the termination of their operations, TC Digital and TC Websites ceased supporting the Chaotic trading card game and website, effective October 1, 2011.

During 2012, pursuant to the Asset Purchase Agreement and the corresponding assets sold, and due to their continued lack of profitability, effective June 30, 2012, the Company terminated the operations of 4Kids Ad Sales, Inc. (“4Kids Ad Sales”), 4Kids Productions, Inc. (“4Kids Productions”), 4Kids Entertainment Music, Inc. (“4Kids Music”) and 4Kids Entertainment Home Video, Inc. (“4Kids Home Video”).   In addition, on August 16, 2012, the Company’s Board of Directors determined to discontinue the operations of its UK Subsidiary, 4Kids International, effective September 30, 2012.

The results of operations of the Advertising Media and Broadcast, Television and Film Production/Distribution, Trading Card and Game Distribution and the International segments are reported as discontinued operations for the years ended December 31, 2011 and 2010, and accordingly the accompanying consolidated financial statements have been reclassified for all prior periods to report the assets, liabilities and operating results of this business.

The following are the summarized results of discontinued operations for the years ended December 31, 2011 and 2010:

	Years Ended December 31,
	2011	2010
Total net revenues	$4,284	$3,748
Total costs and expenses	19,511	29,856
Loss from discontinued operations	$(15,227)	$(26,108)

Index

Liquidity and Capital Resources

Financial Condition

Cash and cash equivalents for the years ended December 31, 2012 and 2011 were as follows:

	2012	2011	$ Change

Cash and cash equivalents	$9,011	$1,627	$7,384

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

As disclosed above, on February 29, 2012, the Company and the Licensors entered into a Settlement Agreement which entitled the Company to a payment of $8,000 from the Licensors. On March 27, 2012, the Company received the payment pursuant to the Settlement Agreement. Also as disclosed above, 4Kids and its domestic wholly owned subsidiaries, as the Debtors in the Bankruptcy Cases, entered into an Asset Purchase Agreement with two affiliates of Konami and Saban Capital Group. On July 2, 2012 and February 8, 2013, the Company received $14,000 and $1,000 pursuant to the Asset Purchase Agreement, respectively.

The Company will consider all alternatives available to generate additional cash to fund its operations, including, but not limited to sales of assets, issuance of equity or debt securities, and third party arrangements.

Sources and Uses of Cash

Cash flows for the three years ended December 31, 2012, 2011 and 2010 were as follows:

Sources (Uses)	2012	2011	2010
Operating Activities	$(6,632)	$(8,834)	$(6,139)
Investing Activities	13,997	6,239	6,812
Financing Activities	—	—	(44)

Working capital (deficiency), consisting of current assets less current liabilities, was $3,683 as of December 31, 2012 and $(4,883) as of December 31, 2011.

Operating Activities
2012
Net cash used in operating activities of $6,632 in 2012 primarily reflects the payments of liabilities arising prior to the commencement of the Bankruptcy Cases.

2011
Net cash used in operating activities of $8,834 in 2011 primarily reflects the Company’s operating losses partially offset by cash collections of the Company’s trade receivables and the decrease of payments of liabilities arising prior to the commencement of the Bankruptcy Cases.

2010
Net cash used in operating activities of $6,139 in 2010 primarily reflects the Company’s operating losses partially offset by cash collections of the Company’s trade receivables.

Investing Activities
2012
Net cash provided by investing activities of $13,997 in 2012, primarily reflects proceeds from the sale of certain of the Company’s assets pursuant to the Asset Purchase Agreement completed in July 2012.

Index

2011
Net cash provided by investing activities of $6,239 in 2011, primarily reflects proceeds from the sale of the Company’s investment securities for $6,216.

2010
Net cash provided by investing activities of $6,812 in 2010, reflects proceeds from the sale of the Company’s investment securities for $7,091, partially offset by purchases of property and equipment.

Financing Activities
2012
There was no net cash provided by, or used in, financing activities for the year ended December 31, 2012.

2011
There was no net cash provided by, or used in, financing activities for the year ended December 31, 2011.

2010
Net cash used in financing activities of $44 in 2010, reflects the Company’s purchase of shares of its common stock classified as treasury stock on the consolidated financial statements, offset by capital contributions from the Company’s noncontrolling interests.

During 2012, the decrease in the Company's cash flow from operations resulted from the diminished popularity of its Properties, increased costs incurred in connection with the Yu-Gi-Oh! Litigation and the Bankruptcy Cases, as well as continued weakness in the current economic climate.  While the Company strives to further diversify its revenue streams, management remains cognizant of changing trends in the toy, game and entertainment business and the difficulty in predicting the length of time a property will be commercially successful.  As a result, the Company's revenues, operating results and cash flow from operations may fluctuate significantly from year to year and present operating results are not necessarily indicative of future performance.

Contractual Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments for goods and services.  These firm commitments secure the future rights to various assets and services to be used in the normal course of operations.  The following table summarizes the Company’s material firm commitments as of December 31, 2012 and the impact that such obligations are expected to have on the Company’s liquidity and cash flows in future periods.  The Company expects to fund these commitments with operating cash flows generated in the normal course of business.

Year Ending December 31,	Operating Lease
2013	$170
2014	246
2015	209
2016 and after	—
Total	$625

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

Index

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) that are designed to provide reasonable assurance that information required to be disclosed in our filings and submissions under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We completed an evaluation under the supervision and with participation of our management, including our executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer has concluded that as of December 31, 2012, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." Based on this assessment, management believes that, as of December 31, 2012, our internal control over financial reporting was effective based on those criteria.

Index

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

Index

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements:
The following consolidated financial statements of 4Licensing Corporation (formerly known as 4Kids Entertainment, Inc.) and its subsidiaries are included in Item 8:
Page Number
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets - December 31, 2012 and 2011	F-2

Consolidated Statements of Operations - Years Ended
December 31, 2012, 2011 and 2010	F-3

Consolidated Statements of Comprehensive Income (Loss) -
Years Ended December 31, 2012, 2011 and 2010	F-4

Consolidated Statements of Shareholders’ Equity (Deficit)
Years Ended December 31, 2012, 2011 and 2010	F-5

Consolidated Statements of Cash Flows - Years Ended
December 31, 2012, 2011 and 2010	F-6

Notes to Consolidated Financial Statements	F-7 to F-29

(a)(2)  Financial Statement Schedules
All schedules have been omitted because they are inapplicable, not required, or the information is included in the Company’s consolidated financial statements or the notes to the Company’s consolidated financial statements.

(a)(3) and (b) Exhibits.
See Index of Exhibits annexed hereto.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

4LICENSING CORPORATION (formerly known as 4Kids Entertainment, Inc.)

Date: March 28, 2013
By	/s/ Bruce R. Foster
Bruce R. Foster,
Interim Chief Executive Officer
Executive Vice President
and Chief Financial Officer
(principal executive, financial and chief accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2013
/s/ Bruce R. Foster
Bruce R. Foster,
Interim Chief Executive Officer
Executive Vice President
and Chief Financial Officer
(principal executive, financial and chief accounting officer )

Date: March 28, 2013
/s/ Jay Emmett
Jay Emmett,
(Director)

Date: March 28, 2013
/s/ Wade Massad
Wade Massad,
(Director)

Date: March 28, 2013
/s/ Duminda DeSilva
Duminda DeSilva
(Director)

Index

Exhibit Number	Description

2.1	Asset Purchase Agreement, dated June 24, 2012 among 4Kids Entertainment, Inc. and its wholly owned subsidiaries, Kidsco Media Ventures LLC and 4K Acquisition Corp. (11)

2.2	Confirmation Order, dated December 13, 2012. (12)

2.3	Debtors’ Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code. (12)

2.4	Plan Supplement. (12)

2.5
Asset Purchase Agreement, dated February 14, 2013, among Pinwrest Development Group, LLC, The Dodd Group LLC, Mark Dodd, Oak Stream Investors II, Ltd., Paramount Capital Investments (Private Equity), LLC, STELAC SPV VIII LLC, Greg S. Oliver and David B. Feldman. (17)

3.1
Certificate of Incorporation of 4Kids Entertainment, Inc. filed on April 28, 1970, as amended on October 12, 1971, as further amended on April 21, 1972, as further amended on July 17, 1979, as further amended on May 22, 1985, as further amended on July 30, 1986, as further amended on July 19, 1989, as further amended on November 16, 1995 (changing the name to 4Kids Entertainment, Inc.).   (1)

3.2	Certificate of Amendment to the Certificate of Incorporation of 4Kids Entertainment, Inc., dated April 29, 1999. (2)

3.3	Certificate of Amendment to the Certificate of Incorporation of 4Kids Entertainment, Inc., dated May 18, 2000. (3)

3.4	Certificate of Amendment to the Certificate of Incorporation of 4Kids Entertainment, Inc., dated August 15, 2007. (4)

3.5	Amended and Restated By-Laws of 4Kids Entertainment, Inc. adopted by the Board of Directors on April 30, 2010 (10).

3.6	Second Amended and Restated By-Laws of 4Kids Entertainment, Inc. (13)

3.7	Certificate of Incorporation of 4Licensing Corporation. (15)

3.8	Certificate of Ownership and Merger. (15)

3.9	Certificate of Merger. (15)

3.10	By-Laws of 4Licensing Corporation. (15)

4.1	Form of Common Stock Certificate of 4Kids Entertainment, Inc. (5)

4.2	Form of Common Stock Certificate of 4Licensing Corporation. (16)

10.1	4Licensing Corporation Equity Incentive Plan. (*) (16)

10.2	Employment Agreement dated as of March 21, 2013, between 4Licensing Corporation and Bruce R. Foster. (*)(18)

10.3	Operating Agreement of TC Digital Games LLC, dated as of December 11, 2006, between 4Kids Digital Games, Inc. and Chaotic USA Entertainment Digital Games LLC. (6)

10.4	Operating Agreement of TC Websites LLC, dated as of December 11, 2006, between 4Kids Websites, Inc. and Chaotic USA Entertainment Group, Inc. (6)

10.5	Operating Acquisition and Administration agreement dated June 28, 2002 between Cherry Lane Publishing Company, Inc. and 4Kids Entertainment Music, Inc. (7)

10.6	Membership Interest Purchase Agreement dated December 18, 2007 between TC Digital Games, LLC, Chaotic USA Entertainment Group, Inc. and 4Kids Digital, Inc. (7)

10.7	Membership Interest Purchase Agreement dated December 18, 2007 between TC Websites LLC, Chaotic USA Entertainment Group, Inc. and 4Kids Websites, Inc. (7)

10.8	First Amendment dated as of September 15, 2008 to the Operating Agreement of TC Websites LLC, between 4Kids Websites, Inc. and Chaotic USA Entertainment Group, Inc. (8)

10.9
Letter Agreement Supplement to the Termination, Assignment and Release Agreement, dated as of October 20, 2009, between 4Kids Entertainment, Inc. and its subsidiaries, Mirage Licensing, Inc and Mirage Studios, Inc.  (9)

10.10	Settlement Agreement and General Release, dated October 29, 2012, among 4Kids Entertainment, Inc., 4Kids Entertainment Licensing, Inc. and Samuel R. Newborn. (14)

10.11	Intellectual Property Agreement, dated February 14, 2013, between Pinwrest Development Group, LLC and Mark Dodd (17)

Index

10.12	Nonstatutory Stock Option Agreement dated February 27, 2013, between 4Licensing Corporation and Bruce R. Foster. (*)

10.13	Nonstatutory Stock Option Agreement dated February 27, 2013, between 4Licensing Corporation and Jay Emmett. (*)

10.14	Nonstatutory Stock Option Agreement dated February 27, 2013, between 4Licensing Corporation and Wade Massad. (*)

10.15	Nonstatutory Stock Option Agreement dated February 27, 2013, between 4Licensing Corporation and Duminda DeSilva. (*)

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*	Denotes a management contract or compensatory plan, contract or arrangement.

(1)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 000-07843).

(2)	Incorporated by reference to 1999 Proxy Statement for Annual Meeting of Shareholders held April 29, 1999 (File No. 000-07843).

(3)	Incorporated by reference to 2000 Proxy Statement for Annual Meeting of Shareholders held May 17, 2000 (File No. 000-07843).

(4)	Incorporated by reference to Current Report on Form 8-K dated August 16, 2007 (File No. 001-16117).

(5)	Incorporated by reference to Registration Statement on Form S-1 declared effective March 7, 1986 (File No. 33-3056).

(6)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-07843).

(7)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-07843).

(8)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-16117).

(9)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-16117).

(10)	Incorporated by reference to Current Report on Form 8-K April 30, 2010 (File No. 001-16117).

(11)	Incorporated by reference to Current Report on Form 8-K dated June 28, 2012.

(12)	Incorporated by reference to Current Report on Form 8-K dated December 19, 2012.

(13)	Incorporated by reference to Current Report on Form 8-K dated October 17, 2012.

(14)	Incorporated by reference to Current Report on Form 8-K dated November 02, 2012.

(15)	Incorporated by reference to Current Report on Form 8-K dated December 28, 2012.

(16)	Incorporated by reference to Registration Statement on Form S-8 dated March 8, 2013.

(17)	Incorporated by reference to Current Report on Form 8-K dated March 15, 2013.

(18)	Incorporated by reference to Current Report on Form 8-K dated March 28, 2013.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
4Licensing Corporation (formerly known as 4Kids Entertainment, Inc.)

We have audited the accompanying consolidated balance sheets of 4Licensing Corporation (formerly known as 4Kids Entertainment, Inc.) and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss) and shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012.  The financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 4Licensing Corporation (formerly known as 4Kids Entertainment, Inc.) and subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully described in Notes 1 and 15, the Company emerged from Chapter 11 bankruptcy proceedings on December 21, 2012.  However, the Company has suffered recurring losses from operations, and the continuing costs in connection with its bankruptcy cases, and potential settlement of the remaining material unresolved claims may have adverse impact on the Company’s liquidity.  The above conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to this matter are also described in Notes 1 and 15.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EisnerAmper LLP

New York, New York
March 28, 2013

Index

4LICENSING CORPORATION (formerly known as 4Kids Entertainment, Inc.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2012 AND 2011
(In thousands of dollars, except share data)
	December 31, 2012	December 31, 2011
ASSETS:
Current assets:
Cash and cash equivalents	$9,011	$1,627
Accounts receivable - net	479	1,878
Prepaid expenses and other current assets	1,091	936
Current assets of discontinued operations	267	4,672
Total current assets	10,848	9,113

Property and equipment - net	82	372
Accounts receivable - noncurrent, net	36	378
Other assets - net	573	2,085
Noncurrent assets of discontinued operations	1	3,996
Total assets	$11,540	$15,944

LIABILITIES AND EQUITY:
Liabilities not subject to compromise:
Current liabilities:
Due to licensors	$457	$1,003
Accounts payable and accrued expenses	4,840	3,595
Current liabilities of discontinued operations	1,859	9,387
Deferred revenue	9	11
Total current liabilities	7,165	13,996
Noncurrent liabilities of discontinued operations	—	498
Total liabilities not subject to compromise	7,165	14,494
Liabilities subject to compromise	958	7,507
Total liabilities	8,123	22,001

Commitments and contingencies (Note 15)
4Licensing Corporation shareholders’ equity (deficit)
Preferred stock, $.01 par value – authorized 3,000,000 shares; none issued	—	—
Common stock, $.01 par value - authorized 40,000,000 shares; issued 15,838,879 and 15,777,711 shares; outstanding 13,714,992 and 13,653,824 shares in 2012 and 2011, respectively	158	158
Additional paid-in capital	69,524	69,436
Accumulated other comprehensive income (loss)	344	501
Accumulated deficit	(13,519)	(23,063)
	56,507	47,032
Less cost of 2,123,887 treasury shares in both 2012 and 2011	(36,488)	(36,488)
Total equity of 4Licensing Corporation shareholders	20,019	10,544
Noncontrolling interests related to discontinued operations	(16,602)	(16,601)
Total equity (deficit)	3,417	(6,057)
Total liabilities and equity (deficit)	$11,540	$15,944

See notes to consolidated financial statements.

Index

4LICENSING CORPORATION (formerly known as 4Kids Entertainment, Inc.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(In thousands of dollars, except share data)
	2012	2011	2010
Net revenues:
Service revenue	$3,325	$7,191	$10,977
Other revenue	—	882	—
Total net revenues	3,325	8,073	10,977

Costs and expenses:
Selling, general and administrative	6,639	7,944	11,716
Total costs and expenses	6,639	7,944	11,716

(Loss) income from operations	(3,314)	129	(739)
Other income (expense):
Interest (expense) income	(8)	63	401
Impairment of investment securities	—	—	(3,578)
Loss on sale of investment securities	—	(910)	(1,616)
Total other expense	(8)	(847)	(4,793)

Loss from continuing operations before reorganization and litigation items	(3,322)	(718)	(5,532)
Reorganization items	(4,071)	(1,628)	—
Gain on settlement of pre-petition liabilities	1,331	—	—
Gain on litigation	8,000	489	—
Gain on sale	17,714	—	—
Income (loss) from continuing operations before income taxes	19,652	(1,857)	(5,532)
Benefit from (provision for) income taxes	—	—	—

Income (loss) from continuing operations	19,652	(1,857)	(5,532)
Loss from discontinued operations	(10,109)	(15,227)	(26,108)
Net income (loss)	9,543	(17,084)	(31,640)
Loss attributable to noncontrolling interests, discontinued operations	1	1,884	4,479
Net income (loss) attributable to 4Licensing Corporation	$9,544	$(15,200)	$(27,161)
Per share amounts:
Basic and diluted income (loss) per share attributable to 4Licensing Corporation common shareholders
Continuing operations	$1.44	$(0.14)	$(0.41)
Discontinued operations	(0.74)	(0.98)	(1.61)
Basic and diluted income (loss) per share attributable to 4Licensing Corporation common shareholders	$0.70	$(1.12)	$(2.02)
Weighted average common shares
outstanding – basic and diluted	13,690,998	13,605,148	13,460,214
Net income (loss) attributable to 4Licensing Corporation:
Income (loss) from continuing operations	$19,652	$(1,857)	$(5,532)
Loss from discontinued operations	(10,109)	(15,227)	(26,108)
Loss attributable to noncontrolling interests	1	1,884	4,479
Net loss from discontinued operations	(10,108)	(13,343)	(21,629)
Net income (loss) attributable to 4Licensing Corporation	$9,544	$(15,200)	$(27,161)

See notes to consolidated financial statements.

Index

4LICENSING CORPORATION (formerly known as 4Kids Entertainment, Inc.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
 (In thousands of dollars)

	2012	2011	2010

Net income (loss)	$9,543	$(17,084)	$(31,640)
Other comprehensive income (loss):
Translation adjustment	(157)	31	(117)
Unrealized loss reclassified to earnings	—	—	5,231
Other comprehensive income (loss)	(157)	31	5,114

Comprehensive income (loss)	9,386	(17,053)	(26,526)
Loss attributable to noncontrolling interests	1	1,884	4,479
Other comprehensive income (loss) attributable to noncontrolling interests	—	—	—
Comprehensive income (loss) attributable to 4Licensing Corporation	$9,387	$(15,169)	$(22,047)

See notes to consolidated financial statements.

Index

4LICENSING CORPORATION (formerly known as 4Kids Entertainment, Inc.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(In thousands of dollars and shares)
	4Licensing Corporation Shareholders’
	Common Stock		Additional Paid- In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Less Treasury Stock	Total Equity of 4Licensing Corporation Shareholders	Non- controlling Interests	Total Equity (Deficit)
	Shares	Amount
BALANCE, DECEMBER 31, 2009	15,411	$154	$66,991	$19,298	$(4,644)	$(36,434)	$45,365	$(10,248)	$35,117
Issuance of common stock	242	3	1,708	—	—	—	1,711	—	1,711
Capital contribution from noncontrolling interests	—	—	—	—	—	—	—	10	10
Acquisition of treasury stock, at cost	—	—	—	—	—	(54)	(54)	—	(54)
Comprehensive net loss	—	—	—	(27,161)	5,114	—	(22,047)	(4,479)	(26,526)
BALANCE, DECEMBER 31, 2010	15,653	$157	$68,699	$(7,863)	$470	$(36,488)	$24,975	$(14,717)	$10,258
Issuance of common stock	125	1	737	—	—	—	738	—	738
Comprehensive net loss	—	—	—	(15,200)	31	—	(15,169)	(1,884)	(17,053)
BALANCE, DECEMBER 31, 2011	15,778	$158	$69,436	$(23,063)	$501	$(36,488)	$10,544	$(16,601)	$(6,057)
Issuance of common stock	61	—	88	—	—	—	88	—	88
Comprehensive net income	—	—	—	9,544	(157)	—	9,387	(1)	9,386
BALANCE, DECEMBER 31, 2012	15,839	$158	$69,524	$(13,519)	$344	$(36,488)	$20, 019	$(16,602)	$3,417

See notes to consolidated financial statements.

Index

4LICENSING CORPORATION (formerly known as 4Kids Entertainment, Inc.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(In thousands of dollars)
	2012	2011	2010
Cash flows from operating activities:
Net income ( loss)	$9,543	$(17,084)	$(31,640)
Loss from discontinued operations	10,109	15,227	26,108
Income (loss) from continuing operations	19,652	(1,857)	(5,532)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	126	222	323
Gain on settlement of pre-petition liabilities	(1,331)	—	—
Gain on sale of certain assets	(17,714)	—	—
Loss on disposal of property and equipment	164	—	—
Provision (recovery) for doubtful accounts	7	(93)	254
Share-based compensation	21	32	948
Impairment of investment securities	—	—	3,578
Loss on sale of investment securities	—	910	1,616
Changes in operating assets and liabilities:
Accounts receivable	1,742	(296)	1,249
Income taxes receivable	—	26	3,976
Prepaid expenses and other current assets	851	(150)	536
Other assets – net	(84)	7	2,224
Due to licensors	(546)	(704)	(2,192)
Accounts payable and accrued expenses	1,302	2,082	(456)
Liabilities subject to compromise	(5,218)	7,507	—
Deferred revenue	(2)	(1,035)	(217)
Deferred rent	—	—	—
Net cash (used in) provided by continuing operating activities	(1,030)	6,651	6,307
Net cash used in discontinued operating activities	(5,602)	(15,485)	(12,446)
Net cash used in operating activities	(6,632)	(8,834)	(6,139)

Cash flows from investing activities:
Proceeds from sale of investments	—	6,216	7,091
Proceeds from sale of certain assets	13,997	—	—
Purchase of property and equipment	—	(2)	(146)
Proceeds from disposal of property and equipment	—	25	30
Net cash provided by continuing investing activities	13,997	6,239	6,975
Net cash used in discontinued investing activities	—	—	(163)
Net cash provided by investing activities	13,997	6,239	6,812

Cash flows from financing activities:
Purchase of treasury shares	—	—	(54)
Capital contribution from noncontrolling interests	—	—	10
Net cash used in financing activities	—	—	(44)
Effects of exchange rate changes on cash and cash equivalents	19	27	(55)
Net increase (decrease) in cash and cash equivalents	7,384	(2,568)	574
Cash and cash equivalents, beginning of period	1,627	4,195	3,621
Cash and cash equivalents, end of period	$9,011	$1,627	$4,195

Supplemental schedule of non-cash investing and financing activities
Unrealized gain on marketable securities included in other comprehensive loss	$—	$—	$5,231
Vesting of restricted shares	$88	$738	$1,711

In conjunction with the sale of certain of the Company’s assets  pursuant to the Asset Purchase Agreement:
Other assets–continuing, acquired by buyers	$1,596	$—	$—
Film costs, accounts receivable, other assets–discontinued, acquired by buyers	$2,329	$—	$—
Accounts payable and accrued expenses–discontinued, assumed by buyers	$6,642	$—	$—

See notes to consolidated financial statements.

Index

4LICENSING CORPORATION (formerly known as 4Kids Entertainment, Inc.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(In thousands of dollars, except share and per share data)

1. DESCRIPTION OF BUSINESS

General Development and Narrative Description of Business - 4Licensing Corporation (“4LC”), formerly known as 4Kids Entertainment, Inc. (“4Kids”), together with the subsidiaries through which its business is conducted (the “Company”), is a licensing company specializing in the youth oriented markets and specialty brands. The Company was originally organized as a New York corporation in 1970, and in December 2012 was reincorporated in Delaware.

The Company’s consolidated financial statements have been prepared assuming that we will be able to continue to operate as a going concern.  The Company’s limited liquidity as of December 31, 2012, the continuing costs in connection with its bankruptcy cases, and potential settlement of the remaining material unresolved claims, taken together, raise doubt about the Company’s ability to continue as a going concern.

Emerging from Chapter 11 Bankruptcy Proceedings – On April 6, 2011 (the “Petition Date”), the Company and all of its domestic wholly-owned subsidiaries (the “Debtors”) filed voluntary petitions for relief (the “Bankruptcy Cases”) under Title 11 of Chapter 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), which Bankruptcy Cases were jointly administered under Case No. 11-11607.  After filing the Bankruptcy Cases the Company and its subsidiaries continued to operate as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  As debtors-in-possession, we were authorized under Chapter 11 of the Bankruptcy Code to continue to operate as an ongoing business. 4Kids Entertainment International, Ltd., (“4Kids International”), the Company’s subsidiary based in London, England, and TC Digital Games LLC (“TC Digital”) and TC Websites LLC (“TC Websites”), two domestic subsidiaries in each of which the Company holds a majority ownership, were not included in the filing and continued to operate outside the Bankruptcy Court’s jurisdiction.

After the filing of the Bankruptcy Cases, the United States Trustee for the Southern District of New York appointed an official committee of unsecured creditors (the “Creditors’ Committee”).

On February 29, 2012, the Company, and Nihon Ad Systems, Inc. and Tokyo Corporation (collectively, the “Licensors”) entered into a Settlement Agreement, dated as of February 27, 2012, settling all claims brought by Licensors against the Company and all counterclaims brought by the Company against the Licensors in the Yu-Gi-Oh! Litigation (as hereinafter defined). The Settlement Agreement provided, among other things, for the Licensors to make a payment to the Company in the amount of $8,000 upon the order of the Bankruptcy Court approving the Settlement Agreement becoming a final order.  On March 9, 2012, the Bankruptcy Court issued an order approving the Settlement Agreement and, accordingly, the Company recognized a gain on litigation settlement of $8,000.  Under the Settlement Agreement, the Licensors acknowledged that the Yu-Gi-Oh! Agreement (hereinafter defined) remained valid, binding and legally enforceable with the Company continuing to serve as the exclusive licensing agent for the merchandise licensing, television broadcast and home video rights to the Yu-Gi-Oh! Property (as hereinafter defined) throughout the world outside of Asia.  The Settlement Agreement further provided for each of the Company and the Licensors to release the other from all claims they may have had against each other, other than certain indemnification claims and claims that may arise under the Settlement Agreement.  The Settlement Agreement also provided that the agreement does not constitute an admission by any party of any violation of any agreement or law.  On March 27, 2012, the Company received the payment in the amount of $8,000 pursuant to the Settlement Agreement.

On April 26, 2012, the Debtors entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), which contemplated the sale of substantially all of its assets to Kidsco Media Ventures LLC (“Kidsco”), a Delaware limited liability company, and an affiliate of Saban Capital Group (“Saban Bidder”) for a purchase price of $10,000, subject to certain adjustments (the “Purchase Price”).  The transaction was proposed as a sale of the Debtors’ assets pursuant to Section 363 of the Bankruptcy Code.  The transaction was subject to, among other things, (i) competitive bidding pursuant to sale procedures approved by the Bankruptcy Court at a hearing on April 27, 2012 (the “Bidding Procedures”), and (ii) approval of the transaction by the Bankruptcy Court.

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

Index

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

On July 2, 2012, the Company completed the sale of certain of its assets pursuant to the Asset Purchase Agreement, among 4Kids and the Purchasers.  In connection with the consummation of such transactions, the Konami Bidder paid the Debtors an aggregate amount equal to $14,997, representing a base purchase price of $15,000, less a $3 downward adjustment contemplated by the Asset Purchase Agreement.  In addition, in connection with the consummation of the transactions contemplated by the Asset Purchase Agreement, the following payments were made by or on behalf of the Debtors:

(a)           $1,000 was delivered to the escrow agent under the escrow agreements provided for in the Asset Purchase Agreement, to be used to satisfy any indemnification obligations that the Debtors may have to either of the Purchasers pursuant to the provisions of the Asset Purchase Agreement; such amount was received by the Company in February 2013 upon the expiration of the escrow agreements;

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

The assets sold by the Debtors to the Konami Bidder (the “Konami Purchased Assets”) included, inter alia, all of Debtors’ right, title and interest in and to the business of Debtors relating to and commercial use of Yu-Gi-Oh!, the Japanese manga (also known as cartoon or comic) created by Kazuki Takahashi and the related brand and franchise (the “Konami Purchased Business”), as well as other assets relating to the Konami Purchased Business.  the Company was party to an agreement with Konami Corporation, dated as of August 1, 2001, as amended by the First Amendment, dated September 12, 2007 (the “Konami Agreement”), which agreement related to, inter alia, sales of Yu-Gi-Oh! trading cards and videogames.  The Konami Agreement was included as part of the Konami Purchased Assets transferred to the Konami Bidder in connection with the closing of the transactions contemplated by the Asset Purchase Agreement on July 2, 2012.

The assets sold by the Debtors to the Saban Bidder included, inter alia, all of Debtors’ right, title and interest in and to the television business of the Debtors including The CW Agreement and certain television episodes and rights related thereto (the “Saban Purchased Business”), as well as other assets relating to the Saban Purchased Business.  While the consummation of the Settlement Agreement and the completion of the asset sale pursuant to the Asset Purchase Agreement represent significant steps in the process of resolving the Bankruptcy Cases, the timing of any resolution of the Bankruptcy Cases will depend on the timing and outcome of numerous other ongoing matters therein, and it is not possible at this time to accurately predict when such other matters will be resolved.  We have incurred and will continue to incur significant costs associated with the Bankruptcy Cases.  The amount of these costs, which began in April 2011 and are being expensed as incurred, are expected to significantly affect our results of operations and financial position.  The Bankruptcy Cases have also presented challenges to our ability to generate additional revenues .

Index

On October 5, 2012, the Company filed (i) the Disclosure Statement with Respect to Debtors’ Proposed Joint Plan of Reorganization (as may be amended, the “Disclosure Statement”) and (ii) the Debtors’ Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code (as may be amended, the “Plan”) and a motion establishing deadlines and procedures with respect to the solicitation of votes on the Plan (the “Procedures Motion”).  On October 29, 2012, the Company filed (i) the Amended Disclosure Statement with Respect to Debtors’ Proposed Plan of Reorganization and (ii) the Debtor’s Amended Joint Plan of Reorganization pursuant to Chapter 11 of the United States Bankruptcy Code.  On October 31, 2012, the Bankruptcy Court approved the Procedures Motion and the Disclosure Statement and authorized the Debtors to solicit votes on the Plan.  The Debtors formally commenced solicitation in respect of the Plan in early November 2012.

On December 13, 2012, the Bankruptcy Court entered an order in the Bankruptcy Cases confirming the Plan.  On December 21, 2012, the effective date of the Plan, the Company emerged from bankruptcy.  In connection with the Company’s obligations under the Plan, the Company has commenced paying creditors in full in respect of each such creditor’s allowed claims.  As of March 28, 2013, the vast majority of claims have been paid.  In accordance with the Plan, 4Kids reincorporated in Delaware under the name “4Licensing Corporation.” On the effective date of the Plan, 4Kids’ common stock was cancelled and holders of 4Kids’ common stock were issued one (1) share of common stock of 4LC in exchange for each share of 4Kids’ common stock held by them.

Financial Reporting Considerations - The Company’s emergence from bankruptcy did not qualify for fresh start accounting in accordance with ASC Topic 852, Reorganization.

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

The Company continues to incur costs in connection with the Bankruptcy Cases.  Despite the $8,000 cash received from the Yu-Gi-Oh! Settlement and the $13,997 received on the sale of certain of the Company’s assets pursuant to the Asset Purchase Agreement, the Company’s overall cash position as of December 31, 2012, together with the costs in connection with the Bankruptcy Cases and the realized and anticipated effects of the significant cost cutting initiatives implemented by the Company beginning in 2009 and continuing through 2012 and beyond, provides only limited liquidity to fund the Company’s day-to-day operations. As discussed below, the Company’s Plan was approved by the Debtors’ shareholders as well as the Bankruptcy Court.  The Company is proceeding to make distributions in accordance with the plan and the priorities established by the Bankruptcy Code. Under the Plan, the Company is obliged to pay all administrative claims, priority and unsecured claims.

The Company will consider all alternatives available to generate additional cash to fund its operations, including, but not limited to sales of assets, issuance of equity or debt securities, and third party arrangements.

Licensing - The Company’s sole business is licensing which consists of the operations of the following wholly-owned subsidiaries of the Company: 4Kids Entertainment Licensing, Inc. (“4Kids Licensing”); 4Sight Licensing Solutions, Inc. (“4Sight Licensing”); and 4Kids Technology, Inc. (“4Kids Technology”). 4Kids Licensing is engaged in the business of licensing the merchandising rights to popular children’s television series, properties and product concepts (individually, the “Property” or collectively the “Properties”). 4Kids Licensing typically acts as exclusive merchandising agent in connection with the grant to third parties of licenses to manufacture and sell all types of merchandise, including toys, videogames, trading cards, apparel, housewares, footwear, books and other published materials, based on such Properties. 4Sight Licensing is engaged in the business of licensing properties and product concepts to adults, teens and “tweens”.  4Sight Licensing focuses on brand building through licensing.  4Kids Technology develops ideas and concepts for licensing which integrate new and existing technologies with traditional game and toy play patterns.  The Company owns 70% of the membership interests in Pinwrest Development Group, LLC (“Pinwrest”), a Delaware limited liability company.

Sports Licensing/Distribution - On February 14, 2013, the Company acquired, through Pinwrest Development Group, LLC (“Pinwrest”), an indirect subsidiary of 4LC in which 4LC owns 70% of the membership interests through 4LC Technology, a patent for the IsoBLOX™ technology (the “Patent”) from The Dodd Group, LLC (“TDG”), a Texas limited liability company. In addition to the Patent, Pinwrest also acquired from TDG certain other intellectual property associated with that Patent, including the trademarks, copyrights, URL’s and other confidential information, as well as certain contracts and contract rights.  The total purchase price for the Patent and the other assets is approximately $2.1 million.

The Patent covers a protective shin guard for use in products in the athletic, recreational, police/military, medical and industrial sectors consisting of an elastomeric sleeve within which is deposited protective plastic material consisting of rigid plates joined together by living hinges. The protective plastic material is solid enough to provide protection, flexible enough to better fit the wearer of the shin guard and is lightweight. The protective material uses a combination of energy dispersion and absorption to diffuse the impact on the wearer of the protective gear. The technology covered by the Patent is hereinafter referred to as “IsoBLOX™” technology.

Pinwrest intends to license and distribute the IsoBLOX™ technology.

The operations of Pinwrest constitute a new “Sports Licensing/Distribution” business segment of the Company. The Company will report its financial operations from this entity under the new “Sports Licensing/Distribution” business segment in its consolidated financial statements.

Index

Discontinued Operations - In connection with its on-going evaluation of each of its business units, the management of the Company recommended to the Board of Directors of the Company that based upon the substantial operational losses and declining revenues being incurred by the Company’s international operations, such operations should be discontinued. Accordingly, on August 16, 2012, the Company’s Board of Directors determined to discontinue the operations of its UK Subsidiary, 4Kids International, effective September 30, 2012.  The results of operations for the international segment is reported as a discontinued operation and the accompanying consolidated financial statements have been reclassified for all prior periods to report the assets, liabilities and operating results of this business.

On July 2, 2012, the Company completed the sale of certain of its assets pursuant to the Asset Purchase Agreement.  The assets sold by the Debtors to the Konami Bidder included, inter alia, all of Debtors’ right, title and interest in and to the business of Debtors relating to and commercial use of Yu-Gi-Oh!, the Japanese manga (also known as cartoon or comic) created by Kazuki Takahashi and the related brand and franchise, as well as other assets relating to the Konami Purchased Business.  The Company was party to the Konami Agreement, which agreement related to, inter alia, sales of Yu-Gi-Oh! trading cards and videogames.  The Konami Agreement was included as part of the Konami Purchased Assets transferred to the Konami Bidder in connection with the closing of the transactions contemplated by the Asset Purchase Agreement on July 2, 2012.

The assets sold by the Debtors to the Saban Bidder included, inter alia, all of Debtors’ right, title and interest in and to the television business of the Debtors, including The CW Agreement and the television episodes and rights related thereto, as well as other assets relating to the Saban Purchased Business.

Pursuant to the Asset Purchase Agreement and the corresponding assets sold, and due to their continued lack of profitability, effective June 30, 2012, the Company terminated the operations of 4Kids Ad Sales, Inc. (“4Kids Ad Sales”), 4Kids Productions, Inc. (“4Kids Productions”), 4Kids Entertainment Music, Inc. (“4Kids Music”) and 4Kids Entertainment Home Video, Inc. (“4Kids Home Video”).  Additionally, effective September 30, 2010, the Company terminated the operations of TC Digital and TC Websites.  The results of operations of the following segments are reported in the Company’s consolidated financial statements as discontinued operations (see Note 13).

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

The Advertising Media and Broadcast segment also generated revenues from the sale of advertising on the Company’s multiple websites.  These websites also showcased and promoted The CW4Kids, as well as its many Properties.

•
Television and Film Production/Distribution - The Television and Film Production/Distribution business segment consisted of the operations of the following wholly-owned subsidiaries of the Company:  4Kids Productions; 4Kids Music; and 4Kids Home Video. 4Kids Productions produced and adapted animated and live-action television programs and theatrical motion pictures for distribution to the domestic and international television, home video and theatrical markets. 4Kids Music composed original music for incorporation into television programming produced by 4Kids Productions and markets and managed such music. 4Kids Home Video distributed home videos associated with television programming produced by 4Kids Productions.

Index

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

Certain of the Company’s former executive officers have interests in Chaotic USA Digital Games LLC (“CUSA LLC”), Chaotic USA Entertainment Group, Inc. (“CUSA”) and certain other entities with which TC Digital and TC Websites have engaged in transactions since their formation. Information regarding these relationships can be found in Note 17.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of 4Licensing Corporation and its wholly-owned subsidiaries and investments of more than 50% in subsidiaries and other entities after elimination of significant intercompany transactions and balances.  Investments in affiliated companies over which the Company has a significant influence or ownership of more than 20% but less than or equal to 50% are accounted for using the equity method. The operations of TC Digital and TC Websites have been classified as a discontinued operation as a result of the termination of Trading card and game distribution operations, effective September 30, 2010. As further discussed in Note 13, the consolidated financial statements have been reclassified to reflect the reporting of this business as a discontinued operation.  These consolidated financial statements reflect the use of significant accounting policies, as described below and elsewhere in the notes to the consolidated financial statements.

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

Advertising Expense - Advertising costs are expensed as incurred, except for costs related to the development of a Property and/or animated or live-action television commercial or media campaign which are expensed in the period in which the commercial or campaign is first presented. Advertising expense included in selling, general and administrative expenses on the accompanying consolidated statements of operations was $49, $23, and $174 during fiscal years 2012, 2011 and 2010, respectively.

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

Impairment Of Long-Lived And Intangible Assets - The Company assesses the recoverability of long-lived assets for which an indication of impairment exists. The recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. Fair value of long-lived assets is determined using the expected cash flows discounted at a rate commensurate with the risk involved.  At December 31, 2012, the Company believes that the future cash flows to be received from the remaining long-lived assets will exceed the respective assets’ carrying value, and accordingly has not recorded any additional impairment losses.

Cash and Cash Equivalents - The Company considers all highly liquid assets, having an original maturity of less than three months, to be cash equivalents.  Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits.  The Company believes it is not exposed to any significant credit risk of cash and cash equivalents.  All of our non-interest bearing cash balances were fully insured at December 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012.  Under the program, there is no limit to the amount of insurance for eligible accounts.  Beginning 2013, insurance coverage will revert to $250 per depositor at each financial institution, and our non-interest bearing cash balances may exceed federally insured limits.

Index

Fair Value Measurements - The fair values of the Company’s financial instruments reflect the estimates of amounts that would be received from selling an asset in an orderly transaction between market participants at the measurement date.  The fair value estimates presented in this report are based on information available to the Company as of December 31, 2012 and December 31, 2011.

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

Participation Advances – Participation advances as of December 31, 2012 and 2011 were $287 and $1,943, respectively, and were included in “other assets” on the balance sheet.

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

Reclassifications - Certain reclassifications have been made to prior year amounts to conform to the 2012 presentation.

Translation of Foreign Currency The Company classifies items as other comprehensive income by their nature in the financial statements and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet. The assets and liabilities of the Company’s foreign subsidiary, 4Kids International have been recorded in their local currency and translated to U.S. dollars using period-end exchange rates. Income and expense items have been translated at the average rate of exchange prevailing during the period. Any adjustment resulting from translating the financial statements of the foreign subsidiary is reflected as “other comprehensive income”, net of related tax.

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

Index

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

Our assessment of the valuation allowance on the deferred tax assets could change in the future based on our levels of pre-tax income and other tax-related adjustments. A change in estimate of the valuation allowance, in whole or in part, would result in a non-cash reduction in income tax expense during the period of the change. Due to the continued losses incurred by the Company in 2012 and prior years, the Company believes that it is more likely than not that the deferred tax asset related to these net operating losses will not be realized and therefore recorded a full valuation allowance.  If, in the future, the Company determines that the utilization of these net operating losses becomes more likely than not, the Company will reduce the valuation allowance at that time.

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

Recently Adopted Accounting Standards – We adopted recent amendments to authoritative guidance issued by FASB in June and December 2011 providing for the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This update resulted in additional disclosure but had no effect on the Company’s consolidated financial position and results of operations.

Recently Issued Accounting Standards – In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income. This guidance is effective for reporting periods beginning after December 15, 2012.  The Company is currently evaluating the effect this guidance will have on the Company’s consolidated financial position and results of operations.

3. FAIR VALUE OF FINANCIAL ASSETS

The carrying values and estimated fair values of the Company’s financial instruments for the periods presented are as follows:

	Estimated Fair Value Measurements
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012:
Financial Assets
Cash and cash equivalents	$9,011	$9,011	$—	$—
Total Financial Assets	$9,011	$9,011	$—	$—

December 31, 2011:
Financial Assets
Cash and cash equivalents	$1,627	$1,627	$—	$—
Total Financial Assets	$1,627	$1,627	$—	$—

4. ACCOUNTS RECEIVABLE/DUE TO LICENSORS

Generally, licensing contracts provide for the Company to collect royalties from the licensees on behalf of the licensors.  The Company records as accounts receivable only its proportionate share of such earned royalties.

Index

Due to licensors represents amounts collected by the Company on behalf of licensors, which are generally payable to such licensors after the close of each calendar quarter.

Accounts receivable consisted of the following as of:
	December 31,
	2012	2011
Gross accounts receivable	$539	$2,348
Allowance for doubtful accounts	(24)	(92)
	515	2,256
Less: long-term portion	(36)	(378)
	$479	$1,878

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	December 31,
	2012	2011
Computer equipment and software	$1,366	$2,193
Website development	87	87
Machinery and equipment	—	14
Office furniture and fixtures	297	790
Leasehold improvements	—	1,627
Office equipment	—	195
	1,750	4,906
Less: accumulated depreciation and amortization	(1,668)	(4,534)
	$82	$372

6. STOCK-BASED EMPLOYEE COMPENSATION

The Company had stock-based compensation plans for employees and non-employee members of the Board of Directors.  The plans provided for discretionary grants of stock options, shares of restricted stock, and other stock-based awards. The plans were administered by the Compensation Committee of the Board of Directors, consisting of non-employee directors.  The Company’s recognition of stock-based compensation expense in the statement of operations over the vesting period is based on the fair value of the award at the grant date.

The following table summarizes activity under the Company’s stock option plans for the years ended December 31, 2012, 2011 and 2010:

	Shares (In thousands)	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2010	770	$18.28
Granted	—	—
Exercised	—	—
Forfeited, cancelled or expired	(480)	20.56

Outstanding at December 31, 2010	290	$14.29
Granted	—	—
Exercised	—	—
Forfeited, cancelled or expired	(290)	14.29

Outstanding at December 31, 2011	—	$—
Granted	—	—
Exercised	—	—
Forfeited, cancelled or expired	—	—
Outstanding at December 31, 2012	—	$—	—	$—

Exercisable at December 31, 2012	—	$—	—	$—

Index

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock on the date of determination for those awards that have an exercise price currently below the closing price.  As of December 31, 2012, there were no options outstanding to purchase shares with an exercise price below the quoted price of our common stock.  During the years ended December 31, 2012, 2011 and 2010, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $0, determined as of the date of exercise.

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

The following table summarizes restricted stock activity under the Company’s long-term incentive compensation plans for the years ended December 31, 2012, 2011 and 2010:

	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2010	594	$5.58
Granted	—	—
Vested	(242)	7.09
Forfeited	(100)	4.39

Outstanding at December 31, 2010	252	$4.60
Granted	—	—
Vested	(125)	5.90
Forfeited	(66)	5.03

Outstanding at December 31, 2011	61	$1.46
Granted	—	—
Vested	(61)	1.46
Forfeited	—	—
Outstanding at December 31, 2012	—	$—

The Company recognized approximately $21, $32, and $948 of compensation costs related to the LTICPs during the years ended December 31, 2012, 2011 and 2010, respectively.  Additionally, as of December 31, 2012, there was no unrecognized compensation cost related to restricted stock awards granted under the Company’s 2008, 2007, and 2006 LTICPs, respectively.

Availability for Future Issuance – Effective December 21, 2012, in conjunction with the Company’s plan of reorganization and emergence from its bankruptcy proceeding all existing restricted stock and option plans were terminated.  As of December 31, 2012, there were no stock options or restricted shares available for future issuance under the Company’s stock option plans.

On February 27, 2013, the Board of Directors of the Company authorized the 2013 Equity Incentive Plan (the “Plan”), which provides for the grant of non-statutory stock options and restricted shares to eligible employees and directors of the Company.  The Plan authorizes the Company to issue up to 2,600,000 shares of common stock.  The Company issues new shares upon the exercise of stock options.

Index

Options granted under the Plan generally expire no later than 10 years from the date of grant.  Options generally vest and become fully exercisable over a two year period (1/3 vest on the date of issuance, 1 year after issuance and 2 years after issuance, respectively).  The exercise price of any option granted to a 10% stockholder may be no less than 110% of the fair value of the Company’s common stock on the date of grant.   At December 31, 2012, no shares of common stock were issued under this plan.

7. REVENUES/MAJOR CUSTOMERS

Net revenues included in the accompanying consolidated statements of operations are net of licensor participations of $666, $2,871 and $5,324 during fiscal years 2012, 2011 and 2010, respectively. The percentages of revenue from major Properties and customers/licensees are as follows:

	December 31,
	2012	2011	2010
Percentage of revenue derived from major Properties (revenue in excess of 10 percent of total revenue)	85%	88%	79%
Number of major Properties	2	3	3

Percentage of revenue derived from major customers/licensees (revenue in excess of 10 percent of total revenue)	85%	64%	55%
Number of major customers/licensees	2	1	2

Two Properties, “Yu-Gi-Oh!” and “Cabbage Patch Kids” represented more than 10% of consolidated net revenue for fiscal 2012; “Yu-Gi-Oh!” represented 75% and “Cabbage Patch Kids” represented 10% respectively, for a total of 85% of consolidated net revenues for fiscal 2012, or $2,853.  Three Properties, “Yu-Gi-Oh!”, “American Kennel Club”, and “Teenage Mutant Ninja Turtles” represented 64%, 13%, and 11% respectively, for a total of 88%, of consolidated net revenues for fiscal 2011, or $7,088. Three Properties, “Yu-Gi-Oh!”, “Pokémon”, and “Cabbage Patch Kids” represented 46%, 23%, and 10% respectively, for a total of 79%, of consolidated net revenues for fiscal 2010, o r $8,672.  Two licensees, Konami and JAKKS Pacific, represented 85% of consolidated net revenues for fiscal 2012.  One licensee, Konami, represented 64% of consolidated net revenues for fiscal 2011.  Two licensees, Konami and Play Along, represented 55% of consolidated net revenues for fiscal 2010.  As of December 31, 2012 and 2011, accounts receivable due from the major customer/licensees discussed above represented 8% and 33%, respectively, of the Company’s gross accounts receivable for each such year.

8. INCOME TAXES

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

The Company is no longer subject to examinations by income tax authorities in most jurisdictions for years prior to 2009.

The benefit from income taxes consisted of the following:

Years Ended December 31,
	2012	2011	2010
Current tax (benefit):
Federal	$—	$—	$—
State and local	—	—	—
Foreign	—	—	—
	$—	$—	$—
Deferred tax (benefit):
Federal	—	—	—
State and local	—	—	—
Foreign	—	—	—
	—	—	—

Benefit from income taxes	$—	$—	$—

Index

The domestic and foreign components of pre-tax income (loss), including discontinued operations, are as follows:

	Years Ended December 31,
	2012	2011	2010

Domestic	$11,425	$(15,790)	$(29,370)
Foreign	(1,882)	(1,294)	(2,270)
Pre-tax income (loss)	$9,543	$(17,084)	$(31,640)

	Years Ended December 31,
	2012	% of Pretax	2011	% of Pretax	2010	% of Pretax

Tax at Federal statutory rate	$3,340	35.0%	$(5,979)	(35.0)%	$(11,074)	(35.0)%
Increase (decrease) in:
Valuation allowances	3,179	33.3	6,353	37.2	12,564	39.7
Capital loss carryforward	(7,086)	(74.2)	—	—	—	—
Permanent differences	11	0.1	16	0.1	10	—
State and local taxes - net	556	5.8	(390)	(2.3)	(1,500)	(4.7)
Income tax (benefit) provision	$—	—%	$—	—%	$—	—%

The components of the net deferred tax assets (liabilities) are as follows:

	December 31,
	2012	2011
Deferred Tax Assets:
Investments	$—	$4,939
Film and television costs	—	672
Accounts receivable allowances	87	109
Net operating loss carryforwards	48,046	44,018
Capital loss carryforwards	2,428	4,575
Restricted stock/Stock options	—	1,923
Contributions	102	100
Deferred rent	—	187
Property and equipment	48	759
Gross deferred tax assets	$50,711	$57,282

Valuation allowance	$(50,711)	$(57,282)

Net deferred tax asset	$—	$—

A reconciliation of activity for the Company’s deferred tax asset valuation allowance is provided as follows:

	Years Ended December 31,
	2012	2011	2010

Beginning balance	$57,282	$51,046	$43,500
Additions (reductions) to provision	(6,571)	6,236	10,490
Credit to accumulated other comprehensive loss	—	—	(2,944)
	$50,711	$57,282	$51,046

The expiration terms and amounts for which an allowance has been provided with respect to the loss and credit carryforwards reflected in the gross deferred tax assets above are comprised as follows:

Index

Loss Carryforwards	Expiration	Gross Amount

Federal	2031	$115,642
State and local	2016-2031	128,007

Capital Loss Carryforwards

Federal	2015	$6,072
State and local	2015	6,072

The Company records U.S. taxes on undistributed earnings of subsidiaries to the extent such earnings are planned to be remitted and not permanently reinvested.  On August 16, 2012, the Company’s Board of Directors determined to discontinue the operations of its UK subsidiary, 4Kids International, effective September 30, 2012.

The Company has no unrecognized tax benefits recorded for the years ended December 31, 2012 and 2011.

When and if the Company were to recognize interest or penalties related to unrecognized tax benefits, they would be reported net of federal tax benefit in tax expense.

It is difficult to predict what would occur to change the Company’s unrecognized tax benefits over the next twelve months.  The Company believes, however, that there should be no change during the next twelve months.

9. EARNINGS (LOSS) PER SHARE

The Company computes basic EPS based solely on the weighted average number of common shares outstanding during the period. Diluted EPS reflects all potential dilution of common stock. For the year ended December 31, 2010, 290,000 shares attributable to the outstanding options, were excluded from the calculation of diluted EPS because the effect was antidilutive.  No shares were excluded from the calculation for the years ended December 31, 2012 and 2011.

10. LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise refers to unsecured obligations that will be accounted for under any bankruptcy plan. Generally, actions to enforce or otherwise effect payment of liabilities arising prior to the commencement of the Bankruptcy Cases (“Pre-Petition Liabilities”) are stayed.  Pre-Petition liabilities that are subject to compromise are reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.  These liabilities represent the estimated amount expected to be allowed on known or potential claims to be resolved through the Bankruptcy Cases, and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of collateral securing the claims, proofs of claim, or other events.  Liabilities subject to compromise also include certain items that may be assumed under a plan of reorganization, and as such, may be subsequently reclassified to liabilities not subject to compromise.  Unless otherwise provided for in the Bankruptcy Code or any “claims bar date order” entered in the Bankruptcy Cases, holders of pre-petition claims are required to file proofs of claims by the “bar date”, which will be established with approval of the Bankruptcy Court.

The Bankruptcy Court established a claims barred date of April 18, 2012 by which certain claims against the Debtors had to be filed if the claimants wish to receive any distribution in this Bankruptcy Case.  When the bar date was established, the creditors were notified of the bar date and the requirement to file a proof of claim with the Bankruptcy Court.  Differences between liability amounts estimated by the Debtors and claims filed by creditors are being investigated and, if necessary, the Bankruptcy Court will make a final determination of the amount of any allowable claim.  The Bankruptcy Court approved the bankruptcy plan whereby all valid creditor claims would be fully paid by the Debtors.  The Company has reconciled and paid a substantial amount of the liabilities that were subject to compromise, and for the year ended December 31, 2012 the Company realized a gain on liabilities subject to compromise of $1,331, which is reflected in the Company’s consolidated statement of operations.

Liabilities subject to compromise consisted of the following:

	December 31, 2012	December 31, 2011
Due to licensors	$337	$2,627
Accounts payable and accrued expenses	621	4,880
Total	$958	$7,507

Index

Liabilities subject to compromise includes trade accounts payable related to pre-petition purchases, not all of which were paid. As a result, the Company’s cash flows from operations were favorably affected by the stay of payment related to these accounts payable.

11.  SEVERANCE AND EXIT COSTS

In connection with the termination of the discontinued operations, the Company recorded charges for severance and termination benefits as well as other exit costs in the amount of approximately $2,626 during the year ended December 31, 2012.  The charges were attributable to certain exit costs incurred during the period, including the elimination of sales and related support positions as well as certain other management positions.

A summary of the actions taken for severance and other exit costs have been recorded in loss from discontinued operations and the estimated remaining liability associated with such costs are as follows:

	Total Expenses	Remaining Liability as of December 31, 2012
Severance and related costs	$960	$111
Disposal of capitalized film costs	1,284	—
Other professional fees	151	—
Termination of contracts and leases	231	489
Total	$2,626	$600

The remaining liability for severance and exit costs, which are included in current liabilities of discontinued operations, will be paid in accordance with the provisions of the contractual agreements and payments are expected to be completed at various times through 2013.

12. GAIN ON SALE

As a result of the Company’s sale of certain assets pursuant to the Asset Purchase Agreement completed July 2, 2012 (see Note 1), the Company recorded a gain on sale for the year ended December 31, 2012 in the accompanying consolidated statement of operations as follows:

Year Ended December 31, 2012
Gross Proceeds (including $1,000 received in February 2013)	$15,000
Add:
Liabilities assumed by buyers – discontinued operations	6,642
Adjusted sales price	21,642

Less:
Expenses of sale	3
Carrying value of assets sold – continuing operations	1,596
Carrying value of assets sold – discontinued operations	2,329
3,928
Gain on sale	$17,714

13. DISCONTINUED OPERATIONS

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

Index

The following are the summarized results of discontinued operations for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
Total net revenues	$2,101	$4,284	$3,748
Total costs and expenses	12,210	19,511	29,856
Loss from discontinued operations	$(10,109)	$(15,227)	$(26,108)

The major classes of assets and liabilities of the discontinued operations on the balance sheet are as follows:

	December 31, 2012	December 31, 2011
ASSETS
Accounts receivable – net	$230	$4,343
Prepaid and other current assets	37	329
Current assets of discontinued operations	$267	$4,672

Property and equipment - net	$1	$335
Film and television costs - net	—	2,465
Other assets - net	—	1,196
Non-current assets of discontinued operations	$1	$3,996

LIABILITIES
Due to licensors	$—	$173
Accounts payable and accrued expenses	1,859	9,059
Deferred revenue	—	155
Current liabilities of discontinued operations	$1,859	$9,387
Deferred rent	$—	$498
Noncurrent liabilities of discontinued operations	$—	$498

14. DEFINED CONTRIBUTION PLAN

The Company sponsors a 401(k) plan covering substantially all employees. Company contributions vest based on number of years of service. The Company’s policy is to match 25% of the first 6% of the covered employee’s annual salary, as defined by the plan. Contributions to the plan by the Company amounted to $24, $46 and $66 for the years ended December 31, 2012, 2011 and 2010, respectively.

15. COMMITMENTS AND CONTINGENCIES

a.
Bonus Plan - Key officers and employees are eligible for bonuses in an amount, if any, to be determined in the sole discretion of the Compensation Committee of the Board of Directors in consultation with the management of the Company.  No bonuses were awarded in 2012, 2011 and 2010.

b.
Claim Payment - On December 21, 2012, a key officer received a payment of $350 in accordance with the Plan for a claim granted by the Company in satisfaction of all claims and obligations under his prior  severance agreement.

c.
Leases - The Company leased certain office, administration and production facilities through December 2012.  As part of the July 2, 2012 sale of certain of the Company’s assets (see Note 1 for details), the Company transferred all of its future obligations under various lease agreements to the buyer.

On January 2, 2013, the Company entered into a sublease agreement for certain office and administrative space expiring October 31, 2015.  Commitments for minimum rentals, not including common charges, under this non-cancelable lease at the end of 2012 are as follows:

Index

Year Ending December 31,	Amount
2013	$170
2014	246
2015	209
2016 and after	—
Total	$625

Rent expense for all operating leases charged against earnings amounted to $336, $459 and $871 during fiscal years 2012, 2011 and 2010, respectively.

d.
Employment Contracts - As of December 31, 2012, one executive officer had agreed to enter into an employment agreement with the Company. The agreement was formally executed on March 21, 2013, with an effective date of December 21, 2012.  The agreement generally continues until terminated by the employee or the Company, and provides for severance payments under certain circumstances.  The agreement includes a covenant against competition with the Company which extends for a period of time after termination for any reason. As of December 31, 2012, if the employee under contract were terminated by the Company without good cause, under these contracts, the Company’s liability would be approximately $150.

e.
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

TCD International, Ltd. - On February 12, 2010, Home Focus Development, Ltd., a British Virgin Islands Corporation, (“Home Focus”) filed suit against the Company in the United States District Court for the Southern District of New York. Home Focus alleged that the Company owed Home Focus $1,075 under an Interest Purchase Agreement among the Company, Home Focus and TC Digital entered into on March 2, 2009, pursuant to which the Company acquired a 25% ownership interest in TCD International, Ltd. (“TDI”).

On April 26, 2010, the Company filed an answer and asserted various counterclaims against Home Focus and its owners, in their individual capacities. In its counterclaims, the Company has alleged that Home Focus failed to make its contractually required initial capital contribution of $250 to TDI necessary to acquire the 25% ownership interest in TDI it purported to sell to the Company and also failed to contribute its 50% share of the expenses. The Company has further asserted counterclaims of fraud and misrepresentation.

The parties have not proceeded with the litigation in light of the filing of the Bankruptcy Cases on April 6, 2011, which had the effect of automatically staying such litigation. The parties have had substantive discussions and have exchanged draft agreements regarding the possible resolution of the claims and counterclaims. There can be no assurance that the parties will conclude their settlement discussions satisfactorily. The Home Focus claim is currently a disputed claim in the Bankruptcy Cases. If the Home Focus claim is not settled, it may need to be litigated by the Company either in the Bankruptcy Court or in the United States District Court for the Southern District of New York should the Bankruptcy Court cede jurisdiction of this dispute.

Pokémon Royalty Audit - During the first quarter of 2010, The Pokémon Company International (“TPC”) commenced an audit of the Company covering the period from mid-2001 through 2008. On May 28, 2010, the Company received a letter from counsel for TPC (“TPC Letter”) claiming that the audit “identified deficiencies totaling almost $4,700” and demanding payment of the deficiency together with interest thereon.  The TPC Letter failed to provide any schedules or other specific information regarding the alleged deficiencies. By letter dated June 11, 2010 (“4Kids Letter”), the Company disputed the allegations made in the TPC Letter and advised TPC that the Company would not be paying the alleged deficiency or any interest thereon. The 4Kids Letter also proposed that, as had been discussed by the parties, the Company would audit TPC which was the recipient and payee of Pokémon merchandise licensing, television broadcast and home video proceeds during the 2001 - 2008 period, and that after the completion of the parties’ respective audits, the parties would review the audit reports and discuss any outstanding issues.

 On July 14, 2010, the Company and TPC executed a tolling agreement tolling the statute of limitations until October 21, 2010 with respect to TPC’s claims. the Company and TPC also agreed in the tolling agreement that neither party would commence any litigation against the other party until after the expiration of the tolling period in order to allow for the parties to complete their respective audits and to discuss the results thereof.  During mid-June 2010, the Company commenced its audit of TPC which was completed in December 2010.  On October 12, 2010, the Company and TPC executed an amendment to the tolling agreement extending the tolling of the statute of limitations until January 15, 2011.  On January 26, 2011, the Company and TPC executed a second amendment to the tolling agreement extending the tolling of the statute of limitations until March 15, 2011. On March 25, 2011, the Company and TPC executed a third amendment to the tolling agreement extending the tolling of the statute of limitations until April 15, 2011.  The parties have not sought to further extend the tolling agreement in light of the filing of the Bankruptcy Cases on April 6, 2011, which had the effect of automatically staying such claims. On or about April 15, 2011, TPC filed various proofs of claim in the Bankruptcy Cases.

Index

After the closing on July 2, 2012 of the sale pursuant to the Asset Purchase Agreement, the parties resumed settlement discussions. The Company and TPC entered into a Settlement Agreement and General Release which was fully executed by the parties on October 18, 2012.  The Settlement Agreement and General Release provided that the 12 proofs of claim totaling in excess of $6,000 filed by TPC in the Bankruptcy Cases were to be consolidated into one general unsecured claim in the amount of $1,000, plus interest allowed by the Bankruptcy Court on the claims of general unsecured creditors in the Bankruptcy Cases.  Such consolidated claim was to be considered an allowed claim by the Debtors and be paid upon the Bankruptcy Court’s approval of the Settlement Agreement and General Release and the confirmation of a plan in the Bankruptcy Cases allowing for payment in full on claims of the Debtors’ unsecured creditors.  In addition, the Company relinquished its right to receive a share of the net profits on Pokémon Movie 4 which was distributed by Miramax in 2003.  The Company and TPC also released each other from any and all claims.  The Settlement Agreement and General Release was approved by the Bankruptcy Court.

On December 5, 2012, the Bankruptcy Court issued an order approving the Settlement Agreement and General Release between the Company and TPC. On December 13, 2012, the Bankruptcy Court issued an order confirming the Company’s Plan and on December 26, 2012, the Plan became effective.    On December 21, 2012, TPC was paid $1,000, plus interest in respect of its allowed claim.  In view of the foregoing, the Settlement Agreement and General Release between the Company and TPC is effective.

Yu-Gi-Oh! Royalty Audit - During the first quarter of 2010, ADK, one of the Licensors, commenced an audit of the Company with respect to the amounts paid by the Company to ADK during the course of the Company's representation of Yu-Gi-Oh!, which started in 2001.

On June 25, 2010, the Company received a letter from counsel for ADK (“ADK Letter”) alleging that the Company had improperly deducted certain expenses from amounts paid to ADK and had failed to pay ADK a share of certain Yu-Gi-Oh! home video revenues. In addition, the ADK Letter requested that the Company provide additional documentation with respect to withholding taxes deducted from ADK’s share of Yu-Gi-Oh! revenues. The ADK Letter claimed that the total of the improper deductions and underpayments was approximately $3,000.  By letter dated June 29, 2010 (“4Kids Yu-Gi-Oh! Letter”), the Company disputed substantially all of the allegations contained in the ADK Letter.

The ADK Letter also demanded that the Company and ADK sign a tolling agreement with an effective date of June 1, 2010 which would stop the running of the statute of limitations during the four month tolling period starting on June 1, 2010 and concluding on September 30, 2010. On June 29, 2010, the Company and ADK entered into the tolling agreement described above. On October 19, 2010, the Company and ADK signed an amendment to the tolling agreement extending the tolling period through December 31, 2010.

On December 20, 2010, the Company received a letter from ADK which alleged audit findings of $4,819. By letters, dated December 29, 2010, the Company disputed substantially all of the alleged audit findings. On January 11, 2011, the parties entered into another amendment to the tolling agreement extending the tolling period through March 31, 2011.

 On March 4, 2011, ADK requested a payment from the Company in order for representatives of the Licensors to agree to meet with representatives of the Company. On March 17, 2011, the Company made a $1,000 payment to ADK as a show of good-faith so that a meeting could take place with ADK to attempt to resolve the audit claims. Notwithstanding the $1,000 good-faith payment, the Company also reserved its rights to dispute all of ADK’s audit claims. On March 18, 2011, representatives of the Company met with representatives of ADK in a further, but ultimately unsuccessful, attempt to resolve the outstanding issues.

On March 24, 2011, the Company received a letter from the Nihon Ad Systems, Inc., on behalf of itself and TV Tokyo Corporation, purporting to terminate the agreement dated July 1, 2008 between the Licensors and the Company with respect to the Yu-Gi-Oh! Property (the “Yu-Gi-Oh! Agreement”) for alleged breaches of the Yu-Gi-Oh! Agreement by the Company.  The purported termination letter did not comply with the 10 business day notice and cure provision in the Yu-Gi-Oh! Agreement. On March 24, 2011, the Licensors filed a lawsuit against the Company in the United States District Court for the Southern District of New York also claiming that the Company has breached the Yu-Gi-Oh! Agreement on grounds substantially the same as those asserted in its audit findings and seeking more than $4,700 in damages (the “Yu-Gi-Oh! Litigation”).

Index

On March 27, 2011, the Company, responding to the letter from the Licensors, completely rejected the purported termination of the Yu-Gi-Oh! Agreement by the Licensors as wrongful and devoid of any factual and legal basis.  On March 30, 2011, the Company received a letter from counsel to the Licensors reiterating the Licensors’ position with respect to the termination of the Yu-Gi-Oh! Agreement.

The commencement of the Bankruptcy Cases automatically “stayed” the Yu-Gi-Oh! Litigation until such time as the Bankruptcy Court may order otherwise.

On May 13, 2011, the Debtors made a motion in the Bankruptcy Court for an order enforcing the automatic stay with respect to the Company’ rights under the Yu-Gi-Oh! Agreement, requesting that the Bankruptcy Court confirm that the automatic stay applied to the purported termination of such agreement by the Licensors on March 24, 2011.  On May 18, 2011, the United States District Court judge approved the stipulated order referring the litigation to the United States Bankruptcy Court for the Southern District of New York.  On June 2, 2011, the Bankruptcy Court entered a stipulated Order confirming that the automatic stay applied to the purported termination of the Yu-Gi-Oh! Agreement and reaffirmed that the Company may exercise its rights under the Yu-Gi-Oh! Agreement pending the outcome of the litigation between the Company and the Licensors.

On June 10, 2011, the Company filed its answer and counterclaims against the Licensors.  The Company disputed substantially all of the audit claims asserted by Licensors in their complaint and asserted counterclaims against the Licensors arising from the termination of the Yu-Gi-Oh! Agreement.  The Company counterclaims seek damages from the Licensors’ wrongful termination of the Yu-Gi-Oh! Agreement.

The trial in the Yu-Gi-Oh! Litigation, initially to determine whether the purported termination of the Yu-Gi-Oh! Agreement was effective and whether any amounts owed by the Company to the Licensors exceed the credits claimed by the Company for amounts paid or advanced to Licensors, commenced in the Bankruptcy Court on August 29, 2011 and concluded on September 23, 2011.

On December 29, 2011, the Bankruptcy Court issued its decision ruling in favor of the Company in the first phase of the Yu-Gi-Oh! Litigation. In its 154 page decision, the Bankruptcy Court ruled that the Yu-Gi-Oh! Agreement was not effectively terminated by the Licensors prior to the Company’s bankruptcy filing on April 6, 2011. Rather, the Bankruptcy Court ruled that the Yu-Gi-Oh! Agreement remained in full force and effect and is property of the Company’s bankrupt estate. In addition, the Bankruptcy Court’s opinion carefully considered each of the Licensors’ nine audit findings totaling over $4,700 and concluded that audit findings totaling approximately 99% of the amount claimed by the Licensors were "meritless". The remaining two audit claims totaling $48, which the Company does not dispute, were offset by the roughly $800 credit balance in favor of the Company as of March 24, 2011, the date that the Licensors sent the Company the purported notice of termination, and the $1,000 good-faith payment made by the Company on March 17, 2011 which was subsequently returned to the Company on January 24, 2012.

On February 29, 2012, the Company and the Licensors entered into a Settlement Agreement settling all claims brought by Licensors against the Company and all counterclaims brought by the Company against the Licensors in the Yu-Gi-Oh! Litigation.  The Settlement Agreement provides, among other things, for the Licensors to make a payment to the Company in the amount of $8,000 upon the order of the Bankruptcy Court approving the Settlement Agreement becoming a final order.  On March 9, 2012, the Bankruptcy Court issued an order approving the Settlement Agreement.  Under the Settlement Agreement, the Licensors acknowledged that the Yu-Gi-Oh! Agreement remained valid, binding and legally enforceable with the Company continuing to serve as the exclusive licensing agent for the merchandise licensing, television broadcast and home video rights to the Yu-Gi-Oh! Property (as hereinafter defined) throughout the world outside of Asia.  The Settlement Agreement further provided for each of the Company and the Licensors to release the other from all claims they may have against each other, other than certain indemnification claims and claims that may arise under the Settlement Agreement.  The Settlement Agreement also provided that the agreement does not constitute an admission by any party of any violation of any agreement or law.  On March 27, 2012, the Company received the payment in the amount of $8,000 pursuant to the Settlement Agreement.

Wildcat Intellectual Property Holdings, LLC v. 4Kids Entertainment, Inc. et al. - On July 5, 2011, Wildcat Intellectual Property Holdings, LLC filed suit against the Company, Chaotic USA Entertainment Group, Inc., Electronic Arts Inc., Konami Digital Entertainment, Inc., Nintendo of America Inc., Panini America, Inc., Pokémon USA, Inc., Sony Computer Entertainment America LLC, Sony Online Entertainment LLC, The Topps Company, Inc., Wizards of the Coast LLC and Zynga Inc. (collectively the “Wildcat Defendants”) in the United States District Court for the Eastern District of Texas seeking damages and other various fees. The suit alleges that the Wildcat Defendants infringed upon United States Patent Number 6,200,216 entitled “Electronic Trading Card”. Since the Wildcat suit with respect to the Company pertains to alleged actions by the Company occurring prior to the commencement of the Bankruptcy Cases, the Wildcat suit is “stayed” by Bankruptcy Cases. Wildcat did not file a proof of claim in the Bankruptcy Cases by the April 18, 2012 claims bar date.

Index

Lehman Brothers, Inc. Claim - The Company believes that Lehman Brothers, Inc., the securities broker-dealer that purchased the auction rate securities on behalf of the Company violated its legal obligations to the Company.  As a result, the Company took various measures to obtain appropriate legal relief, including initiating an arbitration on April 3, 2008 against Lehman Brothers, Inc. and the brokers who had serviced the Company’s Lehman account with the Financial Industry Regulatory Authority.  On September 15, 2008, Lehman Brothers Holdings, Inc., the parent company of Lehman Brothers, Inc., filed for bankruptcy.  The Company’s arbitration proceeding was stayed by the Lehman bankruptcy.  On September 16, 2008, Barclays PLC announced that it had reached an agreement to purchase the assets of Lehman Brothers Holdings, Inc.’s North American operations, including substantial assets of Lehman Brothers, Inc.  The Lehman-Barclays transaction was approved by the United States Bankruptcy Court for the Southern District of New York on September 20, 2008.  On September 19, 2008, the Securities Investor Protection Corporation (“SIPC”) filed a proceeding, placing Lehman Brothers, Inc. in liquidation under the Securities Investor Protection Act (“SIPA”).  SIPC, pursuant to its authority under SIPA, has acted to facilitate the transfer of Lehman Brothers, Inc.’s customer accounts (including the Company’s accounts) to Barclays, PLC.  In late September, 2009, the Company filed a proof of claim against Lehman Brothers, Inc. in the United States Bankruptcy Court for the Southern District of New York. The principal amount of the claim was approximately $31,500 plus interest. In addition, the proof of claim requested treble damages. The proof of claim is a general unsecured claim. The Company’s claim against Lehman Brothers, Inc. is still pending and there has been no determination made as to the validity or allowed amount of the claim.  On October 18, 2011, the Company entered into a settlement agreement and general release with the brokers who had serviced the Company’s account with Lehman Brothers, Inc. in exchange for a payment to the Company of approximately $489. The Trustee in the Lehman Brothers, Inc. bankruptcy proceeding is expected to begin the claims resolution process with respect to the unsecured claims at some point in 2013.

The CW - On April 11, 2012, the Company received a letter (the “Original Letter”), from The CW pursuant to which The CW gave notice to the Company pursuant to Section 5.h of The CW Agreement, to the effect that the Company has not made a payment required by The CW Agreement.  The amount set forth in the Original Letter as being owed by the Company to The CW in respect of such payment is alleged to be $3,688.  Pursuant to the provisions of The CW Agreement, if a payment required to be made by the Company under The CW Agreement is not made within ten days of the receipt of notice from The CW, The CW is entitled to exercise various rights and remedies including terminating The CW Agreement.

Following discussions between representatives of the Company and The CW, the Company received another letter from The CW on April 19, 2012, which was revised and re-sent to the Company on April 24, 2012 (the “Second Letter”).  Pursuant to the Second Letter, The CW indicated that it would not terminate or seek to terminate The CW Agreement based on the failure of the Company to pay the amounts alleged to be owed under The CW Agreement, so long as certain conditions identified in the Second Letter are satisfied, including that:

1.  A motion (“Kidsco Sale Motion”) to approve the sale of certain of the Company’s assets (including The CW Agreement) to Kidsco (such sale, a “Section 363 Sale”) is filed with the Bankruptcy Court in connection with the Debtors’ Bankruptcy Cases, no later than April 25, 2012, such motion is granted no later than June 30, 2012, and such Section 363 Sale must close no later than July 17, 2012; and

2.  The CW Agreement can only be sold to Kidsco (or any other entity as The CW may approve of, in its sole discretion).

The Second Letter further provided that The CW reserved all rights and remedies, including the right to terminate or seek to terminate the CW Agreement, if any of the foregoing conditions are not satisfied.

The Company satisfied the first condition of the Second Letter by filing the Kidsco Sale Motion with the Bankruptcy Court on April 18, 2012 prior to the April 25, 2012 deadline. The Company satisfied the second condition of the Second Letter since the Section 363 Sale closed on July 2, 2012, prior to the July 17, 2012 deadline. Pursuant to the Section 363 Sale, the Company assumed The CW Agreement and assigned The CW Agreement to Kidsco. In addition, at the closing of the Section 363 Sale, 4Kids paid the sum of $3,051 to The CW, the agreed-upon cure amount necessary to be paid to The CW in order for 4Kids to assume The CW Agreement. As part of the closing of the Section 363 Sale, the Company also received a release from The CW releasing the Company from any and all claims under The CW Agreement.

Cornerstone Patent Technologies, LLC – On April 25, 2011, Cornerstone Patent Technologies, LLC (“Cornerstone”) filed proof of claim No. 20 (the “Cornerstone Claim”) against the Debtors in the Bankruptcy Cases in the amount of $3,300.  Other than filing the Cornerstone Claim, Cornerstone has not commenced litigation against the Debtors.  The Cornerstone Claim alleges (i) breach of a Patent License Agreement dated September 10, 2007 by non-Debtors TC Digital and TC Websites; (ii) breach of Patent Purchase Agreement dated September 7, 2007, by 4Kids Technology for failing to notify Cornerstone of alleged wrongdoing by the JVs; (iii) unfair competition; (iv) tortuous interference with contract; (v) unjust enrichment; and (vi) piercing the corporate veil.  The Company disputes the Cornerstone Claim in its entirety.  On November 12, 2012, the Company filed a motion with the Bankruptcy Court to estimate the Cornerstone Claim at $0 or in the alternative disallow the claim.  On December 5, 2012, the Bankruptcy Court entered an agreed order between the Company and Cornerstone providing that on the effective date of the Plan, the Debtors would establish a disputed claims reserve on account of the Cornerstone Claim in the amount of $228, without prejudice to (i) Cornerstone’s rights to pursue an allowed claim or judgment against the Debtors in an amount greater than the reserve, with such allowed claim or judgment to be paid pursuant to the Plan and (ii) the Debtors’ rights to defend, contest or otherwise oppose on any grounds, the Cornerstone Claim or any other claims or litigation asserted by or on behalf of Cornerstone or any other party.  The parties have had discussions regarding the possible resolution of the Cornerstone Claim. There can be no assurance that the parties will conclude their settlement discussions satisfactorily.  The Cornerstone Claim remains a disputed claim in the Bankruptcy Cases.  If the Cornerstone Claim is not settled, it may need to be litigated by the Company.

The Bankruptcy Cases – The Bankruptcy Cases were initially filed by the Debtors with the Bankruptcy Court on April 6, 2011.  On October 5, 2012, the Company filed their Plan and Disclosure Statement.    On October 29, 2012, the Debtors filed amended versions of the Plan and Disclosure Statement.  On October 31, 2012, the Bankruptcy Court entered a solicitation procedures order permitting the Debtors to send the Plan and Disclosure Statement to the parties entitled to vote on the Plan.  On December 13, 2012, the Bankruptcy Court held a confirmation hearing with respect to the Plan. After a hearing and consideration by the Bankruptcy Court of the provisions of the Plan, including consideration of support for the Plan by a vote of approximately 99.93% of shareholders who voted their shares, and there being only one objector to the Plan, the Bankruptcy Court issued an order confirming the Plan.  The Plan became effective on December 21, 2012.

Index

After the effective date of the Plan, the Company paid creditors holding undisputed, allowed claims the full amount of such allowed claims. The Company and its counsel have also negotiated various settlement agreements with creditors holding disputed claims. There remain outstanding a number of claims which the Company and its counsel are seeking to resolve prior to the date (currently March 21, 2013 unless extended) when the Company must file formal objections to the disputed claims.  If certain disputed claims are not satisfactorily resolved, these disputed claims may need to be litigated in the Bankruptcy Court or in other courts or administrative bodies. The cost and expense to litigate disputed claims as well as any damages which may be awarded to the holders of such disputed claims may have a material adverse effect on the Company’s financial position or the results of its operations or cash flows.

16. NONCONTROLLING INTEREST RELATED TO DISCONTINUED OPERATIONS

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

a) TC Digital Games LLC - TC Digital was formed in December 2006.  4Kids Digital has owned 55% of TC Digital’s membership interests, and Chaotic USA Entertainment Group, Inc. (“CUSA”) has owned the remaining 45% of TC Digital’s membership interests, since December 2007.   TC Digital is treated as a consolidated subsidiary of the Company as a result of its majority ownership and its right to break any deadlocks within the TC Digital Management Committee.

Noncontrolling interest of membership units in TC Digital represents the noncontrolling members’ proportionate share of the equity in the entity. Income is allocated to the membership units’ noncontrolling interest based on the ownership percentage throughout the year. As of December 31, 2012, the noncontrolling member continued to hold 45% of the equity in the entity.  The following table summarizes the noncontrolling interest’s loss attributable to the noncontrolling equity interest in TC Digital:

	Year Ended December 31,
	2012	2011	2010
TC Digital net loss before common units noncontrolling interest	$(3)	$(4,181)	$(8,584)
Noncontrolling interest percentage	45%	45%	45%
Noncontrolling interest loss allocation	(1)	(1,882)	(3,863)
Less: Capital contribution from noncontrolling interest	—	—	—
Loss attributable to noncontrolling interest	$(1)	$(1,882)	$(3,863)

Included in the TC Digital net loss for the years ended December 31, 2012, 2011 and 2010 is interest expense of $0, $4,137 and $3,748, respectively, which has been eliminated in consolidation.  Included in the TC Digital net loss for the year ended December 31, 2010, is $33 related to the operations of TDI, a joint venture owned 50% by TC Digital, 25% by the Company and 25% by Home Focus, see Note 17 for further details.  As of December 31, 2012, Home Focus has not made a required capital contribution to TDI.

As of December 31, 2012, the loss in excess of noncontrolling interest for TC Digital absorbed by 4Kids Digital, in the aggregate, since the formation of such entity is $22,037.

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

As of December 31, 2012, the noncontrolling member held 45% of the equity in the entity.  The following table summarizes the noncontrolling interest’s loss attributable to the noncontrolling equity interest in TC Websites:

Index

	Year Ended December 31,
	2012	2011	2010
TC Websites net loss before common units noncontrolling interest	$—	$(4)	$(1,369)
Noncontrolling interest percentage	45%	45%	45%
Noncontrolling interest loss allocation	—	(2)	(616)
Less: Capital contribution from noncontrolling interest	—	—	10
Loss attributable to noncontrolling interest	$—	$(2)	$(606)

As of December 31, 2012, the loss in excess of noncontrolling interest for TC Websites absorbed by 4Kids Websites in the aggregate since the formation of such entity is $6,038.

17. RELATED PARTY TRANSACTIONS

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

As of December 31, 2012, the Company had entered into the following transactions with CUSA and CUSA LLC, or parties related to Gannon and Milito that are summarized below:

°
Chaotic Property Representation Agreement - On December 11, 2006, 4Kids Licensing, CUSA and Apex Marketing, Inc. (“Apex”), a corporation in which Gannon holds 60% of the outstanding capital stock and Milito owns 39% of the outstanding capital stock, entered into an amended and restated Chaotic Property Representation Agreement (“CPRA”) replacing the original Chaotic Property Representation Agreement entered into by the parties in April 2005. Under the terms of the CPRA, 4Kids Licensing is granted exclusive television broadcast and production, merchandising licensing, and home video rights to the “Chaotic” Property worldwide in perpetuity, subject to certain limited exceptions. Under the terms of the CPRA, all “Chaotic” related income less approved merchandising and other expenses shall be distributed 50% to the Company and 50% to CUSA and Apex, excluding trading card royalties which are distributed 55% to 4Kids Digital and 45% to CUSA. Additionally, all approved production expenses for television episodes based on the “Chaotic” property are allocated 50% to 4Kids Licensing and 50% to CUSA and Apex. As of December 31, 2012, 2011 and 2010 there were no distributions and approximately $8,292, $8,364 and $8,583, respectively, of production, merchandising and other general expenses were owed to 4Kids Licensing by CUSA and Apex, collectively, which were fully reserved on the Company’s consolidated financial statements.

°
Patent License Agreements - On December 11, 2006, TC Digital and TC Websites each entered into an agreement (the “Patent License Agreements”) with Cornerstone Patent Technologies, LLC (“Cornerstone”), a limited liability company, in which Gannon and Milito each hold a 25% membership interest. Pursuant to the Patent License Agreements, TC Digital and TC Websites obtained exclusive licenses (subject to certain exceptions) to use certain patent rights in connection with “Chaotic” and other trading card games which are uploaded to websites owned and operated by each such entity. Additionally, each of TC Digital and TC Websites agreed to pay Cornerstone a royalty of 1.5% of the Manufacturer’s Suggested Retail Price for the sale of trading cards.  On September 10, 2007, the Company purchased a 25% interest in such patents from Cornerstone for $750. During the years ended December 31, 2012, 2011 and 2010, the Company earned no royalties associated with its portion of the patents, related to the sales of “Chaotic” trading cards, which such royalties are eliminated in the Company’s consolidated financial statements.

°
Operating Agreement of TC Digital LLC - Under the terms of the TC Digital operating agreement (“TCD Agreement”), TC Digital is obligated to pay the following fees and/or royalties to: (i) 4Kids Digital equal to 3% of TC Digital’s gross revenues up to $350 per year for management services performed; (ii) 4Kids Digital and CUSA equal to 3% of net sales of each pack of trading cards sold; and  (iii) the Company equal to (x) 10% of the net sales of “Chaotic” trading cards and (y) an additional 1% of net sales of “Chaotic” trading cards above $50 million during a calendar year.  The Company acquired its rights to receive royalties of 10% in respect to net sales of “Chaotic” trading cards under the TCD Agreement through purchases from Dracco Company Ltd. (“Dracco”) of a 5% royalty stream on October 17, 2007, a 1% royalty stream, previously allocated to CUSA from Dracco, on December 18, 2007, a 4% royalty stream on March 17, 2008 in exchange for one-time payments of $2,250, $450 and $1,100, respectively.  The consideration for the purchase of the 1% royalty stream for $450 was satisfied through the settlement of certain capital contributions required to be made by CUSA to TC Websites under the TCW Agreement.  During the years ended December 31, 2012, 2011, 2010, the Company and CUSA earned royalties and or fees of $0, $0, and $74, respectively relating to the sales of “Chaotic” trading cards under the TCD agreement.  The Company’s portion of royalties and its management fee were eliminated in its consolidated financial statements.

Index

°
Chaotic Merchandise License Agreement - On December 11, 2006, 4Kids Licensing, CUSA and TC Digital entered into a merchandise licensing agreement pursuant to which 4Kids Licensing and CUSA granted TC Digital exclusive rights to manufacture, produce and license “Chaotic” trading cards and related accessories through December 31, 2016. Under the terms of the agreement, TC Digital is obligated to pay a royalty on trading cards and all related accessories equal to (i) 4% of net sales to 4Kids Licensing while any amounts are outstanding to 4Kids Digital under the loan agreement or line of credit agreement or (ii) if no amounts are outstanding to 4Kids Digital under the loan agreement or line of credit agreement, 8% of net sales of such cards and accessories, 55% of which will be paid to 4Kids Licensing and 45% of which will be paid to CUSA.  For the years ended December 31, 2012, 2011 and 2010, no royalties had been earned under this agreement.

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

°
TDI Shareholders Agreement - Under the TDI Agreement, the Board of Directors of TDI consists of four directors. TC Digital has the right to elect two directors and the Company and Home Focus each have the right to elect one director. There are a number of extraordinary actions that require the consent by shareholders holding at least 80% of the voting stock of TDI in addition to approval of the Board of Directors. The TDI Agreement requires the shareholders to provide TDI with additional capital on a pro rata basis in exchange for additional equity. Under the TDI Agreement, TDI is required to pay or reimburse TC Digital for the costs and expenses associated with the printing, advertising, marketing and promotion of the “Chaotic” trading card game in the TDI Territory (as defined in the TDI Agreement). In addition, TDI is responsible for reimbursing TC Digital and TC Websites for the cost of translating the “Chaotic” trading cards and “Chaotic” website into the European languages and for bandwidth and equipment charges associated with making the “Chaotic” website operational in the TDI Territory. TDI is also required to pay TC Digital and TC Websites a design fee equal to 3% and 1.5%, respectively, of net sales of “Chaotic” trading cards in the TDI  Territory.   For the years ended December 31, 2012, 2011 and 2010, TC Digital and TC Websites earned no royalties, under this agreement arising from the net sales of “Chaotic” trading cards in the TDI Territory.  The royalties earned by TC Digital and TC Websites are eliminated in the Company’s consolidated financial statements.

Index

18.  SUBSEQUENT EVENTS

On January 2, 2013, the Company entered into a sublease agreement for certain office and administrative space under a non-cancelable agreement that continues through October 2015.  Commitments for future minimal lease payments required under this agreement are detailed in Note 15.

On January 17, 2013, the Company, together with certain other investors, set up Pinwrest Development Group, LLC (“Pinwrest”), a Delaware limited liability company, in which the Company indirectly owns 70% of the membership interests.  The Company has made its portion of capital contribution to Pinwrest.  Beginning with the Company’s first quarter of 2013 reporting, 4LC will consolidate Pinwrest into its financial statements.  Pinwrest will be taxed as a partnership with each member being taxed on their pro-rata share of profits and losses.

On February 14, 2013, the Company acquired, through Pinwrest, a patent for the IsoBLOX™ technology (the “Patent”) from The Dodd Group, LLC (“TDG”), a Texas limited liability company. In addition to the Patent, Pinwrest also acquired from TDG certain other intellectual property associated with that Patent, including the trademarks, copyrights, URL’s and other confidential information, as well as certain contracts and contract rights. The total purchase price for the Patent and the other assets is approximately $2.1 million.

In conjunction with the acquisition of the Patent, Pinwrest entered into an Intellectual Property Agreement with Mark Dodd (“Dodd”), President of TDG and inventor of the IsoBLOX™ technology (the “IP Agreement”).  The IP Agreement provides that Dodd has the exclusive, irrevocable right to use or license the IsoBLOX™ technology in the footwear category. Under the IP Agreement, if Dodd manufactures products in the footwear category using the IsoBLOX™ technology or if Dodd licenses the IsoBLOX™ technology to third parties for use in products in the footwear category, Dodd will pay Pinwrest a royalty equal to certain percentages of the revenues received by Dodd. The IP Agreement further provides that if Dodd receives an offer from a third party seeking to acquire the rights licensed to Dodd pursuant to the IP Agreement (whether by means of an assignment of the IP Agreement or a sale of the business among whose assets are the IP Agreement), Pinwrest will have the right of first refusal to acquire the rights or business which Dodd is seeking to transfer or sell. If Pinwrest declines to exercise its right of first refusal and the proposed transaction is consummated, Pinwrest will be entitled to receive 5% of the proceeds paid by the third-party with respect to such transfer or sale.

In conjunction with the APA, Pinwrest entered into an 18 month consulting agreement with Mark Dodd (“Dodd”), President of The Dodd Group that pays him approximately $140 per annum.  Dodd is also subject to a two year  non-compete agreement, and was granted a limited license to exploit the IsoBLOX™ technology as it relates to various footwear applications.

Subsequent events were evaluated by the Company through the date the financial statements were issued.  There were no other events that occurred subsequent to December 31, 2012 that would require recognition or disclosure in the Company’s consolidated financial statements.

Index

19. SUMMARIZED QUARTERLY DATA (UNAUDITED)

Following is a summary of the quarterly results of operations for the years ended December 31, 2012 and 2011:

	Fiscal Quarters
2012	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Revenues	$1,262	$1,483	$263	$317
Income (loss) from continuing operations	7,519	(666)	13,589	(790)
Net (loss) income from discontinued operations	(3,496)	(5,521)	(1,705)	614
Net income (loss) attributable to 4Licensing Corporation	$4,023	$(6,187)	$11,884	$(176)
Basic and diluted earnings (loss) per share attributable to
4Licensing Corporation common shareholders
Continuing operations	$0.55	$(0.05)	$0.99	$(0.05)
Discontinued operations	(0.26)	(0.40)	(0.12)	0.04
Basic and diluted income (loss) per share attributable to 4Licensing Corporation
common shareholders	$0.29	$(0.45)	$0.87	$(0.01)

	Fiscal Quarters
2011	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Revenues	$2,910	$1,555	$1,687	$1,921
(Loss) income from continuing operations	(95)	(860)	(1,115)	213
Net loss from discontinued operations	(3,025)	(3,345)	(3,669)	(3,304)
Net loss attributable to 4Licensing Corporation	$(3,120)	$(4,205)	$(4,784)	$(3,091)
Basic and diluted loss per share attributable to
4Licensing Corporation common shareholders
Continuing operations	$(0.01)	$(0.06)	$(0.08)	$0.01
Discontinued operations	(0.22)	(0.25)	(0.27)	(0.24)
Basic and diluted loss per share attributable to
4Licensing Corporation common shareholders	$(0.23)	$(0.31)	$(0.35)	$(0.23)

Quarterly amounts for loss per share may not agree to annual amount due to rounding.

During the fourth quarter of 2011, the Company recorded a gain of $489 relating to the settlement agreement with certain officers of Lehman Brothers, Inc.

******