Form 10-Q
period 2013-03-31
4Licensing Corp
filed 2013-05-15
CIK 58592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to________________

Commission file number 0-7843

4Licensing Corporation
(Exact name of registrant as specified in its charter)

Delaware	13-2691380
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

767 Third Avenue
New York, New York  10017
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.     Yes ☒ No ☐

As of May 14, 2013, the number of shares outstanding of the common stock of 4Licensing Corporation, par value $.01 per share, was 13,714,992.

4Licensing Corporation (formerly known as 4Kids Entertainment, Inc.) and Subsidiaries

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.
4LICENSING CORPORATION (formerly known as 4Kids Entertainment, Inc.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2013 and DECEMBER 31, 2012
(In thousands of dollars, except share data)

	March 31, 2013	December 31, 2012
ASSETS:	(Unaudited)
Current assets:
Cash and cash equivalents	$4,286	$9,011
Accounts receivable - net	279	479
Inventories	126	—
Prepaid expenses and other current assets	364	1,091
Current assets of discontinued operations	151	267
Total current assets	5,206	10,848
Property and equipment - net	65	82
Accounts receivable - noncurrent, net	25	36
Intangible assets - net	2,084	3
Other assets - net	471	570
Noncurrent assets of discontinued operations	1	1
Total assets	$7,852	$11,540

LIABILITIES AND EQUITY:
Liabilities not subject to compromise:
Current Liabilities:
Due to licensors	$354	$457
Accounts payable and accrued expenses	3,056	4,840
Current liabilities of discontinued operations	1,644	1,859
Deferred revenue	9	9
Total current liabilities	5,063	7,165
Deferred rent	27	—
Total liabilities not subject to compromise	5,090	7,165

Liabilities subject to compromise	—	958
Total liabilities	5,090	8,123

Commitments and contingencies
4Licensing Corporation shareholders’ equity
Preferred stock, $.01 par value - authorized 3,000,000 shares; none issued	—	—
Common stock, $.01 par value - authorized 40,000,000 shares; issued 15,838,879 shares; outstanding 13,714,992 shares at March 31, 2013 and December 31, 2012	158	158
Additional paid-in capital	69,579	69,524
Accumulated other comprehensive income	—	344
Accumulated deficit	(14,454)	(13,519)
	55,283	56,507
Less cost of 2,123,887 treasury shares at March 31, 2013 and December 31, 2012	(36,488)	(36,488)
Total equity of 4Licensing Corporation shareholders	18,795	20,019
Noncontrolling interests (includes discontinued operations of $(16,602) at March 31, 2013 and December 31, 2012)	(16,033)	(16,602)
Total equity	2,762	3,417
Total liabilities and equity	$7,852	$11,540

See notes to consolidated financial statements.

4LICENSING CORPORATION (formerly known as 4Kids Entertainment, Inc.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(In thousands of dollars, except share data)

	Three Months Ended
	March 31,
	2013	2012
Net revenues:
Service revenue	$252	$1,262
Product sales	5	—
Total net revenues	257	1,262

Costs and expenses:
Selling, general and administrative	1,514	1,195
Costs of product sales	2	—
Total costs and expenses	1,516	1,195

(Loss) income from operations	(1,259)	67

Other expense:
Interest expense	(3)	—
Total other expense	(3)	—

(Loss) income from continuing operations before reorganization and litigation items	(1,262)	67
Reorganization items	(51)	(548)
Gain on settlement of pre-petition liabilities	25	—
Gain on litigation	—	8,000

(Loss) income from continuing operations	(1,288)	7,519
Income (loss) from discontinued operations	279	(3,497)
Net (loss) income	(1,009)	4,022
Loss attributable to noncontrolling interests, continuing operations	74	—
Loss attributable to noncontrolling interests, discontinued operations	—	1
Net (loss) income attributable to 4Licensing Corporation	$(935)	$4,023

Per share amounts:
Basic and diluted (loss) earnings per share attributable to 4Licensing Corporation common shareholders
Continuing operations	$(0.09)	$0.55
Discontinued operations	0.02	(0.26)
Basic and diluted (loss) earnings per share attributable to 4Licensing Corporation common shareholders	$(0.07)	$0.29
Weighted average common shares outstanding:
Basic	13,714,992	13,653,824
Diluted	13,714,992	13,654,352

Net (loss) income attributable to 4Licensing Corporation:
(Loss) income from continuing operations	$(1,288)	$7,519
Loss attributable to noncontrolling interests, continuing operations	74	—
Net (loss) income from continuing operations	(1,214)	7,519
Income (loss) from discontinued operations	279	(3,497)
Loss attributable to noncontrolling interests, discontinued operations	—	1
Net income (loss) from discontinued operations	279	(3,496)
Net (loss) income attributable to 4Licensing Corporation	$(935)	$4,023

See notes to consolidated financial statements.

4LICENSING CORPORATION (formerly known as 4Kids Entertainment, Inc.) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME
THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)
(In thousands of dollars and shares)

	March 31,
	2013	2012
Net (loss) income	$(1,009)	$4,022
Other comprehensive income (loss):
Translation adjustment	—	(36)
Reclassification of translation adjustment related to liquidation of foreign subsidiary	(344)	—
Other comprehensive income (loss)	(344)	(36)

Comprehensive (loss) income	(1,353)	3,986
Loss attributable to noncontrolling interests	74	1
Comprehensive (loss) income attributable to 4Licensing Corporation	$(1,279)	$3,987

See notes to consolidated financial statements.

4LICENSING CORPORATION (formerly known as 4Kids Entertainment, Inc.) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
THREE MONTHS ENDED MARCH 31, 2013 (UNAUDITED)
(In thousands of dollars and shares)

	4Licensing Corporation Shareholders’
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Less Treasury	Total Equity of 4Licensing Corporation	Non- controlling	Total
	Shares	Amount	Capital	Deficit	Income	Stock	Shareholders’	Interests	Equity

BALANCE, DECEMBER 31, 2012	15,839	$158	$69,524	$(13,519)	$344	$(36,488)	$20,019	$(16,602)	$3,417
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	643	643
Stock-based compensation expense	—	—	55	—	—	—	55	—	55
Comprehensive net (loss) income	—	—	—	(935)	(344)	—	(1,279)	(74)	(1,353)
BALANCE, MARCH 31, 2013	15,839	$158	$69,579	$(14,454)	$—	$(36,488)	$18,795	$(16,033)	$2,762

See notes to consolidated financial statements.

4LICENSING CORPORATION (formerly known as 4Kids Entertainment, Inc.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(In thousands of dollars)

	2013	2012
Cash flows from operating activities:
Net (loss) income	$(1,009)	$4,022
(Income) loss from discontinued operations	(279)	3,497
(Loss) income from continuing operations	(1,288)	7,519
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	39	44
Gain on settlement of pre-petition liabilities	(25)	—
Provision for doubtful accounts	5	2
Share-based compensation	55	—
Changes in operating assets and liabilities:
Inventory	(126)	—
Accounts receivable	206	452
Prepaid expenses and other current assets	(273)	263
Other assets – net	100	(175)
Due to licensors	(103)	(61)
Accounts payable and accrued expenses	(1,784)	901
Liabilities subject to compromise	(933)	18
Deferred revenue	—	(2)
Deferred rent	27	—
Net cash (used in) provided by continuing operating activities	(4,100)	8,961
Net cash used in discontinued operating activities	(164)	(1,931)
Net cash (used in) provided by operating activities	(4,264)	7,030

Cash flows from investing activities:
Proceeds from sale of certain assets	1,000	—
Acquisition of assets	(2,100)	—
Purchase of property and equipment	(4)	—
Net cash used in investing activities	(1,104)	—

Cash flows from financing activities:
Capital contribution from noncontrolling interests	643	—
Net cash provided by financing activities	643	—

Effects of exchange rate changes on cash and cash equivalents	—	(46)

Net (decrease) increase in cash and cash equivalents	(4,725)	6,984
Cash and cash equivalents, beginning of period	9,011	1,627
Cash and cash equivalents, end of period	$4,286	$8,611

See notes to consolidated financial statements.

4LICENSING CORPORATION (formerly known as 4Kids Entertainment, Inc.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 (In thousands of dollars, except share and per share data)

1. DESCRIPTION OF BUSINESS

General Development and Narrative Description of Business - 4Licensing Corporation, a Delaware corporation, (“4LC”), formerly, 4Kids Entertainment, Inc. (“4Kids”), together with the subsidiaries through which its business is conducted (collectively, the “Company”), is a licensing and technology company specializing in the youth oriented markets, sports and specialty brands. The Company was originally organized as a New York corporation in 1970, and in December 2012 was reincorporated in Delaware.

Liquidity – As discussed below, the Company has recently emerged from Chapter 11 bankruptcy proceeding pursuant to the Plan (as defined below).  The Company is proceeding to make distributions in accordance with and the priorities established by under the Plan. The Company is obliged to pay all administrative claims, priority and unsecured claims.  Despite the $8,000 cash received from the Yu-Gi-Oh! Settlement and the $13,997 received on the sale of certain of the Company’s assets under the Asset Purchase Agreement (as defined below) during the bankruptcy proceedings, the Company’s overall cash position as of March 31, 2013, together with the costs and settlement of the related claims in connection with the bankruptcy proceedings, provides only limited liquidity to fund the Company’s day-to-day operations.   The Company will consider all alternatives available to generate additional cash to fund its operations, including, but not limited to sales of assets, issuance of equity or debt securities, and third party arrangements.  There can be no assurance that any of these alternatives will generate additional cash.

The Company’s consolidated financial statements have been prepared assuming that it will be able to continue to operate as a going concern.  The Company’s limited liquidity as of March 31, 2013, the continuing costs in connection with its bankruptcy cases, and potential settlement of the remaining material unresolved claims, taken together, raise doubt about the Company’s ability to continue as a going concern.

Emerging from Chapter 11 Bankruptcy Proceedings – On April 6, 2011 (the “Petition Date”), the Company and all of its domestic wholly-owned subsidiaries (the “Debtors”) filed voluntary petitions for relief (the “Bankruptcy Cases”) under Title 11 of Chapter 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), which Bankruptcy Cases were jointly administered under Case No. 11-11607.  After filing the Bankruptcy Cases,  the Company and its subsidiaries continued to operate as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  As debtors-in-possession, the Company was authorized under Chapter 11 of the Bankruptcy Code to continue to operate as an ongoing business. 4Kids Entertainment International, Ltd., (“4Kids International”), the Company’s subsidiary based in London, England, and TC Digital Games LLC (“TC Digital”) and TC Websites LLC (“TC Websites”), two domestic subsidiaries in each of which the Company holds a majority ownership, were not included in the filing and continued to operate outside the Bankruptcy Court’s jurisdiction.

After the filing of the Bankruptcy Cases, the United States Trustee for the Southern District of New York appointed an official committee of unsecured creditors.

On February 29, 2012, the Company, and Nihon Ad Systems, Inc. and Tokyo Corporation (collectively, the “Licensors”) entered into a Settlement Agreement, dated as of February 27, 2012 (the “Settlement Agreement”), settling all claims brought by Licensors against the Company and all counterclaims brought by the Company against the Licensors in the Yu-Gi-Oh! Litigation (as hereinafter defined). The Settlement Agreement provided, among other things, for the Licensors to make a payment to the Company in the amount of $8,000 upon the order of the Bankruptcy Court approving the Settlement Agreement becoming a final order.  On March 9, 2012, the Bankruptcy Court issued an order approving the Settlement Agreement and, accordingly, the Company recognized a gain on litigation settlement of $8,000.  Under the Settlement Agreement, the Licensors acknowledged that the Yu-Gi-Oh! Agreement (hereinafter defined) remained valid, binding and legally enforceable with the Company continuing to serve as the exclusive licensing agent for the merchandise licensing, television broadcast and home video rights to the Yu-Gi-Oh! Property (as hereinafter defined) throughout the world outside of Asia.  The Settlement Agreement further provided for each of the Company and the Licensors to release the other from all claims they may have had against each other, other than certain indemnification claims and claims that may arise under the Settlement Agreement.  The Settlement Agreement also provided that the Settlement Agreement does not constitute an admission by any party of any violation of any agreement or law.  On March 27, 2012, the Company received the payment in the amount of $8,000 pursuant to the Settlement Agreement.

On April 26, 2012, the Debtors entered into an Asset Purchase Agreement, which contemplated the sale of substantially all of its assets to Kidsco Media Ventures LLC (“Kidsco”), a Delaware limited liability company, and an affiliate of Saban Capital Group (“Saban Bidder”) for a purchase price of $10,000, subject to certain adjustments. The transaction was proposed as a sale of the Debtors’ assets pursuant to Section 363 of the Bankruptcy Code.  The transaction was subject to, among other things, (i) competitive bidding pursuant to sale procedures approved by the Bankruptcy Court at a hearing on April 27, 2012 (the “Bidding Procedures”), and (ii) approval of the transaction by the Bankruptcy Court.

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

(f)           approximately $21 was paid to satisfy cure costs under other agreements; and

(g)           $504 was paid to the Saban Bidder in accordance with the terms of the Asset Purchase Agreement, with $476 representing an adjustment to the purchase price for the Saban Purchased Business (as defined below) and $28 representing the Debtors’ share of national advertising proceeds from the broadcast of commercials during the second calendar quarter of 2012 on the five hour Saturday morning block of programs telecast on The CW.

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

On December 13, 2012, the Bankruptcy Court entered an order in the Bankruptcy Cases confirming the Plan.  On December 21, 2012, the effective date of the Plan, the Company (including the other Debtors) emerged from bankruptcy.  In connection with the Company’s obligations under the Plan, the Company has commenced paying creditors in full in respect of each such creditor’s allowed claims.  As of March 28, 2013, the majority of claims have been paid.  In accordance with the Plan, 4Kids reincorporated in Delaware under the name “4Licensing Corporation.” On the effective date of the Plan, 4Kids’ common stock was cancelled and holders of 4Kids’ common stock were issued one (1) share of common stock of 4LC in exchange for each share of 4Kids’ common stock held by them.

Financial Reporting Considerations - The Company’s emergence from bankruptcy did not qualify for fresh start accounting in accordance with ASC Topic 852, Reorganization.

Entertainment and Brand Licensing – The Entertainment and Brand Licensing business segment consists of the operations of the following wholly-owned subsidiaries of the Company: 4Kids Entertainment Licensing, Inc. (“4Kids Licensing”) and 4Sight Licensing Solutions, Inc. (“4Sight Licensing”). 4Kids Licensing is engaged in the business of licensing the merchandising rights to popular children’s television series, properties and product concepts (individually, the “Property” or collectively the “Properties”). 4Kids Licensing typically acts as exclusive merchandising agent in connection with the grant to third parties of licenses to manufacture and sell all types of merchandise, including toys, videogames, trading cards, apparel, housewares, footwear, books and other published materials, based on such Properties. 4Sight Licensing is engaged in the business of licensing properties and product concepts to adults, teens and “tweens”.  4Sight Licensing focuses on brand building through licensing.

IsoBLOX™ and Sports Licensing/Distribution – The IsoBLOX™ and Sports Licensing/Distribution business segment consists of the following wholly owned subsidiaries of the Company: 4LC Sports & Entertainment, Inc. (“4LC Sports”), formerly known as 4Kids Ad Sales, Inc. and 4LC Technology, Inc. (“4LC Technology”), formerly known as 4Kids Technology, Inc., which in February 2013, acquired, through Pinwrest Development Group, LLC (“Pinwrest”), an indirect subsidiary of 4LC in which 4LC owns 70% of the membership interests through 4LC Technology, a patent for the IsoBLOX™ technology (the “Patent”) from The Dodd Group, LLC (“TDG”), a Texas limited liability company. In addition to the Patent, Pinwrest also acquired from TDG certain other intellectual property associated with the Patent, including trademarks, copyrights, URL’s and other confidential information, as well as certain contracts and contract rights.  The total purchase price for the Patent and the other assets was approximately $2.1 million.

The Company has preliminarily allocated the purchase price of assets acquired from TDG as intellectual property intangible asset and is amortizing the asset over its estimated useful life of 15 years.  Amortization expense related to the intangible asset was $18 for the three months ended March 31, 2013.  The Company is continuing to assess the fair value of the assets acquired from TDG and may reallocate the purchase price in future periods.

Pinwrest intends to license and distribute the IsoBLOX™ technology.

4LC Sports, when operating under the name of 4Kids Ad Sales, Inc., had been engaged in the business of the Company’s advertising media and broadcast segment before the Company discontinued its operations, effective June 30, 2012.  On January 31, 2013, the Company changed the name of 4Kids Ad Sales, Inc. to 4LC Sports and started its new business of licensing and distributing sports related brands.

The operations of Pinwrest, 4LC Sports, and 4LC Technology constitute a new “IsoBLOX™ and Sports Licensing/Distribution” business segment of the Company. The Company will report its financial operations from these entities under the new “IsoBLOX™ and Sports Licensing/Distribution” segment.

Discontinued Operations - In connection with its on-going evaluation of each of its business units, the management of the Company recommended to the Board of Directors of the Company that based upon the substantial operational losses and declining revenues being incurred by the Company’s international operations, such operations should be discontinued. Accordingly, on August 16, 2012, the Company’s Board of Directors determined to discontinue the operations of its UK Subsidiary, 4Kids International, effective September 30, 2012.  The results of operations for the international segment is reported as a discontinued operation and the accompanying consolidated financial statements have been reclassified for all prior periods to report the assets, liabilities and operating results of this business.  Accordingly, the Company reclassified accumulated translation gain of $344 from accumulated other comprehensive income to discontinued operations.

On July 2, 2012, the Company completed the sale of certain of its assets pursuant to the Asset Purchase Agreement.  The assets sold by the Debtors to the Konami Bidder included, inter alia, all of Debtors’ right, title and interest in and to the business of Debtors relating to and commercial use of Yu-Gi-Oh!, the Japanese manga (also known as cartoon or comic) created by Kazuki Takahashi and the related brand and franchise, as well as other assets relating to the Konami Purchased Business.    The Konami Purchased Assets also included the Konami Agreement, related to, interalia sales of Yu-Gi-Oh! trading cards and video games.The assets sold by the Debtors to the Saban Bidder included, inter alia, all of Debtors’ right, title and interest in and to the television business of the Debtors, including The CW Agreement and the television episodes and rights related thereto, as well as other assets relating to the Saban Purchased Business.

Pursuant to the Asset Purchase Agreement and the corresponding assets sold, and due to their continued lack of profitability, effective June 30, 2012, the Company terminated the operations of 4Kids Ad Sales, Inc. (“4Kids Ad Sales”), 4Kids Productions, Inc. (“4Kids Productions”), 4Kids Entertainment Music, Inc. (“4Kids Music”) and 4Kids Entertainment Home Video, Inc. (“4Kids Home Video”).  Additionally, effective September 30, 2010, the Company terminated the operations of TC Digital and TC Websites.  The results of operations of the following segments are reported in the Company’s consolidated financial statements as discontinued operations (see Note 8):

•
Advertising Media and Broadcast - The Company, under The CW Agreement with The CW, leased The CW’s Saturday morning programming block (“The CW4Kids”), which broadcasts in most markets from 7am to 12pm for an initial term of five years beginning with The CW's 2008-2009 broadcast season.  The Company provided substantially all programming content to be broadcast on The CW4Kids.  Before its operations were terminated, 4Kids Ad Sales, a wholly-owned subsidiary of the Company, had retained a portion of the revenue from its sale of network advertising time for the five-hour time period.

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

•
Trading Card and Game Distribution - Through its wholly-owned subsidiary, 4Kids Digital, the Company owns 55% of TC Digital, a Delaware limited liability company, which produced, marketed and distributed the “Chaotic” trading card game. Through its wholly-owned subsidiary, 4Kids Websites, Inc. (“4Kids Websites”), the Company owns 55% of TC Websites, a Delaware limited liability company, which owns and operated www.chaoticgame.com, the companion website for the “Chaotic” trading card game.  TC Digital and TC Websites are the exclusive licensees of certain patents covering the uploading of coded trading cards to a website where online game play and community activities occur.  Effective September 30, 2010, the Company terminated the operations of TC Digital and TC Websites due to their continued lack of profitability.  As a consequence of the termination of their operations, TC Digital and TC Websites ceased supporting the Chaotic trading card game and website, effective October 1, 2010.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The consolidated financial statements, except for the December 31, 2012 consolidated balance sheet, are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012 presented in our Annual Report on Form 10-K. The consolidated balance sheet as of December 31, 2012 was derived from the audited consolidated balance sheet contained in our Annual Report on Form 10-K.  All significant intercompany accounts and transactions have been eliminated.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position of the Company as of March 31, 2013 and December 31, 2012, and the results of operations and comprehensive income (loss) for the three months ended March 31, 2013 and 2012, and changes in equity for the three months ended March 31, 2013 and cash flows for the three months ended March 31, 2013 and 2012. Because of the inherent seasonality and changing trends of the toy, game, and entertainment industries, operating results for the Company on a quarterly basis may not be indicative of operating results for the full year.

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

Product revenues: Product revenues are recognized when delivery has occurred and the risk of loss has passed to the customer. This is generally upon shipment of goods to customers, except when shipping terms dictate otherwise. The Company records shipping and handling billed to a customer in a sales transaction as revenue, while the costs incurred for shipping and handling are recorded in cost of sales in the accompanying consolidated statement of operations.

Fair Value Measurements - The fair values of the Company’s financial instruments reflect the estimates of amounts that would be received from selling an asset in an orderly transaction between market participants at the measurement date.  The fair value estimates presented in this report are based on information available to the Company as of March 31, 2013 and December 31, 2012.

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

Inventories - Inventories are stated at the lower of cost or market. The $126 inventory balance at March 31, 2013 consists of finished goods related to the IsoBLOX™ and Sports Licensing/Distribution segment.

Stock-based compensation. The Company accounts for all share-based payments to employees and directors based on their grant date fair values. Compensation for share-based payments to non-employees is based on the fair value at the measurement date, which is generally the performance completion date. The fair value is initially measured at the grant date and subsequently measured at each reporting period until the final measurement date. The fair value of the Company’s stock option awards is expensed over the vesting life of the underlying stock options using the straight-line method.

Reorganization Items - The Company’s costs related to professional, consulting and trustee fees, as the case may be, in conjunction with the Bankruptcy Cases were expensed as incurred and reported as reorganization items in the accompanying consolidated statements of operations.

Other Comprehensive Income (Loss) - The Company classifies items as other comprehensive income (loss) by their nature in the financial statements and displays the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet.  The changes in cumulative translation adjustment during the first quarter of 2013 included a write-off of $344 in cumulative translation adjustment income as a result of the liquidation of the Company’s UK subsidiary.  This change has been reported as income from discontinued operations in the accompanying statements of operations.

Recently Adopted Accounting Standards – In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amounts are required to be reclassified in their entirety to net income.  For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other required disclosures that provide additional detail about those amounts.  This guidance was effective January 1, 2013.

Recently Issued Accounting Standards –There have been no recent accounting pronouncements expected to have a material impact on the Company’s financial condition or results of operations and cash flow.

3. STOCK-BASED EMPLOYEE COMPENSATION

On February 27, 2013, the Board of Directors of the Company authorized the Company’s 2013 Equity Incentive Plan (the “Incentive Plan”), which provides for the grant of non-statutory stock options and restricted shares to eligible employees and directors of the Company.  The Incentive Plan authorizes the Company to issue up to 2,600,000 shares of Company’s common stock.  The Company issues new shares upon the exercise of stock options.  Options granted under the Plan generally expire no later than 10 years from the date of grant.  The exercise price of any option granted to a 10% stockholder may be no less than 110% of the fair value of the Company’s common stock on the date of grant.  At March 31, 2013, no shares of common stock were issued under the Incentive Plan.

Stock Options

The Company granted stock options to purchase approximately 850,000 shares of its common stock on February 27, 2013 under the Incentive Plan.  The stock options were granted to an executive officer and members of the Board of Directors, at an exercise price of $0.26 per share (determined by the Board of Directors based upon the range of bid prices for the Company’s common stock on the grant date), and a grant date fair value of $151.  These options become fully exercisable over a two year period (1/3 exercisable on the grant date, 1/3 exercisable 1 year after the grant date and the remaining 1/3 exercisable 2 years after the grant date, respectively) and expire on February 27, 2023.  The exercise price of any option granted to a 10% stockholder may be no less than 110% of the fair value of the Company’s common stock on the date of grant.  At March 31, 2013, no shares of common stock were issued under the Incentive Plan.

Total stock-based compensation recorded for the three months ended March 31, 2013 was $55 and is included in selling, general and administrative expenses.  There was no stock-based compensation expense related to stock options recorded during the three months ended March 31, 2012.  The fair values of options granted were estimated on the date of grant using the Black-Scholes Merton option pricing model based on the assumptions included in the table below. The fair value of the Company’s stock option awards is charged to expense over the vesting life of the underlying stock options using the straight line method. Expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate for periods within the contractual life of the stock option award is based on the yield of U.S. Treasury bonds on the grant date with a maturity equal to the expected term of the stock option. The expected life of stock option awards granted to employees and non-employee directors is based upon the “simplified” method for “plain vanilla” options described in SEC Staff Accounting Bulletin No. 107, as amended by SEC Staff Accounting Bulletin No. 110. Forfeiture rates are based on management’s estimates.

Three months ended March 31, 2013
Expected volatility	84%
Expected dividend yield	0.00%
Risk-free interest rate	1.00%
Expected life	5.50 years
Forfeiture rate	0%

As of March 31, 2013, the Company has approximately $96 of unrecognized stock compensation expense which will be recognized over a period of approximately 1.9 years.

	Shares	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	—	$—
Grants	850,000	0.26
Exercised	—	—
Forfeited, cancelled or expired	—	—
Outstanding at March 31, 2013	850,000	$0.26	9.9	$187

Exercisable at March 31, 2013	283,000	$0.26	9.9	$62

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company’s common stock on the date of determination for those awards that have an exercise price currently below the closing price.  During the three months ended March 31, 2013 there were no options exercised under the Incentive Plan.

Availability for Future Issuance – As of March 31, 2013, stock options to purchase approximately 1,750,000 shares of the Company’s common stock were available for future issuance under the Incentive Plan.

4. INCOME TAXES

The (expense) benefit from income taxes consisted of the following:

	Three Months Ended
	March 31,
	2013	2012
Current	$—	$—
Deferred	(380)	(1,775)
	$(380)	$(1,775)
Less: Changes in valuation allowance	380	1,775
Total	$—	$—

The Company and its wholly-owned subsidiaries file income tax returns in the United States.  Income tax expense (benefit) is determined using the asset and liability method. Deferred income taxes are recognized at currently enacted tax rates for the expected future tax consequences attributable to temporary differences between amounts reported for income tax purposes and financial reporting purposes. Deferred taxes are provided for the undistributed earnings as if they were to be distributed. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has not recorded any liability for unrecognized tax benefits.

The Company is no longer subject to examinations by income tax authorities in most jurisdictions for years prior to 2009.

5. EARNINGS (LOSS) PER SHARE

The Company computes basic Earnings (Loss) Per Share (“EPS”) based solely on the weighted average number of shares of its common stock outstanding during the period in accordance with authoritative guidance issued by the FASB. Diluted EPS reflects all potential dilution of common stock. For the three months ended March 31, 2013 and 2012, 850,000 and 0, respectively, shares attributable to outstanding options, were excluded from the calculation of diluted EPS because the effect was antidilutive.

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

The Bankruptcy Court established claims barred date of April 18, 2012 by which certain claims against the Debtors had to be filed if the claimants wish to receive any distribution in the Bankruptcy Cases.  When the bar date was established, the creditors were notified of the bar date and the requirement to file a proof of claim with the Bankruptcy Court.  Differences between liability amounts estimated by the Debtors and claims filed by creditors are being investigated and, if necessary, the Bankruptcy Court will make a final determination of the amount of any allowable claim.  The Bankruptcy Court approved the Plan whereby all valid creditor claims would be fully paid by the Debtors.  The Company has reconciled and paid all of the remaining liabilities that were subject to compromise, and for the three months ended March 31, 2013 the Company realized a gain on liabilities subject to compromise of $25, which is reflected in the Company’s consolidated statement of operations.

Liabilities subject to compromise consisted of the following:

December 31, 2012
Due to Licensors	$337
Accounts Payable and Accrued Expenses	621
Total	$958

Liabilities subject to compromise included trade accounts payable related to pre-bankruptcy petition purchases.

7. SEVERANCE AND EXIT COSTS

In connection with the termination of the discontinued operations, the Company recorded charges for certain exit costs in the amount of approximately $24 during the three months ended March 31, 2013.

A summary of the actions taken for exit costs recorded in loss from discontinued operations and the estimated remaining liability associated with such costs are as follows:

	Total Expenses	Remaining Liability as of March 31, 2013
Severance and related costs	$—	$87
Other professional fees	18	—
Termination of contracts and leases	6	485
Total	$24	$572

The remaining liability for severance and exit costs, which are included in current liabilities of discontinued operations, will be paid in accordance with the provisions of the contractual agreements and payments are expected to be completed at various times through 2013.

8. DISCONTINUED OPERATIONS

In connection with its on-going evaluation of each of its business units, the management of the Company recommended to the Board of Directors of the Company that based upon the substantial operational losses and declining revenues being incurred by the Company’s international operations, such operations should be discontinued. Accordingly, on August 16, 2012, the Company’s Board of Directors determined to discontinue the operations of its UK Subsidiary, 4Kids International, effective September 30, 2012.  Pursuant to the Asset Purchase Agreement and the corresponding assets sold and due to their continued lack of profitability, effective June 30, 2012, the Company terminated the operations of 4Kids Ad Sales, 4Kids Productions, 4Kids Music and 4Kids Home Video. Additionally, effective September 30, 2010, the Company terminated the operations of TC Digital and TC Websites. The results of operations for the international, advertising media and broadcast segment, television and film production/distribution segment and the trading card and game distribution segment are reported as a discontinued operation and the accompanying consolidated financial statements have been reclassified for all prior periods to report the assets, liabilities and operating results of this business (See Note 1).

The following are the summarized results of discontinued operations for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Total net revenues	$—	$821
Total income (expenses)	279	(4,318)
Income (loss) from discontinued operations	$279	$(3,497)

Income from discontinued operations for the three months ended March 31, 2013 includes a gain of $344 resulting from the reclassification of accumulated translation adjustments from accumulated other comprehensive income.

The major classes of assets and liabilities of the discontinued operations on the balance sheet are as follows:

	March 31, 2013	December 31, 2012
ASSETS
Accounts receivable – net	$37	$230
Prepaid and other current assets	114	37
Current assets of discontinued operations	$151	$267

Property and equipment - net	$1	$1
Non-current assets of discontinued operations	$1	$1

LIABILITIES
Due to licensors	$—	$—
Accounts payable and accrued expenses	1,644	1,859
Current liabilities of discontinued operations	$1,644	$1,859

9. LEGAL PROCEEDINGS

TCD International, Ltd. - On February 12, 2010, Home Focus Development, Ltd., a British Virgin Islands corporation (“Home Focus”), filed suit against the Company in the United States District Court for the Southern District of New York. Home Focus alleged that the Company owed Home Focus $1,075 under an Interest Purchase Agreement among the Company, Home Focus and TC Digital entered into on March 2, 2009, pursuant to which the Company acquired a 25% ownership interest in TCD International, Ltd. (“TDI”).

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

The parties have not proceeded with the litigation in light of the filing of the Bankruptcy Cases, which had the effect of automatically staying such litigation. The parties have had substantive discussions and have exchanged draft agreements regarding the possible resolution of the claims and counterclaims. There can be no assurance that the parties will conclude their settlement discussions satisfactorily. The Home Focus claim is currently a disputed claim in the Bankruptcy Cases. If the Home Focus claim is not settled, it may need to be litigated by the Company either in the Bankruptcy Court or in the United States District Court for the Southern District of New York should the Bankruptcy Court cede jurisdiction of this dispute.

Cornerstone Patent Technologies, LLC – On April 25, 2011, Cornerstone Patent Technologies, LLC (“Cornerstone”) filed proof of claim No. 20 (the “Cornerstone Claim”) against the Debtors in the Bankruptcy Cases in the amount of $3,300.  Other than filing the Cornerstone Claim, Cornerstone has not commenced litigation against the Debtors.  The Cornerstone Claim alleges (i) breach of a Patent License Agreement dated September 10, 2007 by non-Debtors TC Digital and TC Websites; (ii) breach of Patent Purchase Agreement dated by September 7, 2007, by 4Kids Technology for failing to notify Cornerstone of alleged wrongdoing by the JVs; (iii) unfair competition; (iv) tortuous interference with contract; (v) unjust enrichment; and (vi) piercing the corporate veil.  The Company disputes the Cornerstone Claim in its entirety.  On November 12, 2012, the Company filed a motion with the Bankruptcy Court to estimate the Cornerstone Claim at $0 or in the alternative disallow the claim.  On December 5, 2012, the Bankruptcy Court entered an agreed order between the Company and Cornerstone providing that on the effective date of the Plan, the Debtors would establish a disputed claims reserve on account of the Cornerstone Claim in the amount of $228, without prejudice to (i) Cornerstone’s rights to pursue an allowed claim or judgment against the Debtors in an amount greater than the reserve, with such allowed claim or judgment to be paid pursuant to the Plan and (ii) the Debtors’ rights to defend, contest or otherwise oppose on any grounds, the Cornerstone Claim or any other claims or litigation asserted by or on behalf of Cornerstone or any other party.  The parties have had discussions regarding the possible resolution of the Cornerstone Claim. There can be no assurance that the parties will conclude their settlement discussions satisfactorily.  The Cornerstone Claim remains a disputed claim in the Bankruptcy Cases.  If the Cornerstone Claim is not settled, it may need to be litigated by the Company.

The Company plans to vigorously defend itself in these matters.

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

The Bankruptcy Cases – The Bankruptcy Cases were initially filed by the Debtors with the Bankruptcy Court on April 6, 2011.  On October 5, 2012, the Company filed the Plan and Disclosure Statement.  On October 29, 2012, the Debtors filed an amended Plan and Disclosure Statement.  On October 31, 2012, the Bankruptcy Court entered a solicitation procedures order permitting the Debtors to send the Plan and Disclosure Statement to the parties entitled to vote on the Plan.  On December 13, 2012, the Bankruptcy Court held a confirmation hearing with respect to the Plan. After a hearing and consideration by the Bankruptcy Court of the provisions of the Plan, including consideration of support for the Plan by a vote of approximately 99.93% of shareholders who voted their shares, and there being only one objector to the Plan, the Bankruptcy Court issued an order confirming the Plan.  The Plan became effective on December 21, 2012.

After the effective date of the Plan, the Company paid creditors holding undisputed, allowed claims the full amount of such allowed claims. The Company and its counsel have also negotiated various settlement agreements with creditors holding disputed claims. There remain outstanding a number of claims which the Company and its counsel are seeking to resolve prior to the date (currently June 3, 2013 unless extended) when the Company must file formal objections to the disputed claims.  If certain disputed claims are not satisfactorily resolved, these disputed claims may need to be litigated in the Bankruptcy Court or in other courts or administrative bodies. The cost and expense to litigate disputed claims as well as any damages which may be awarded to the holders of such disputed claims may have a material adverse effect on the Company’s financial position or the results of its operations or cash flows.

10. NONCONTROLLING INTEREST

Pinwrest Development Group LLC - On January 17, 2013, 4LC Technology and certain other investors entered into an operating agreement of  Pinwrest, with 4LC Technology owning 70% of Pinwrest’s membership interests and the minority members owning 30% of Pinwrest’s membership interests.  Pinwrest is treated as a consolidated subsidiary of the Company as a result of its majority ownership.

Noncontrolling interest of membership units in Pinwrest represents the minority members’ proportionate share of the equity in the entity. Income is allocated to the membership units’ minority interest based on the ownership percentage throughout the year.  The following table summarizes the noncontrolling interest’s loss attributable to the noncontrolling equity interest in Pinwrest:

Three Months Ended
March 31,
2013
Pinwrest net loss before common units’ noncontrolling interest	$(247)
Noncontrolling interest percentage	30%
Noncontrolling interest loss allocation	(74)
Less: Capital contribution from noncontrolling interest	—
Loss attributable to noncontrolling interest	$(74)

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

Noncontrolling interest of membership units in TC Digital represents the noncontrolling members’ proportionate share of the equity in the entity. Income is allocated to the membership units’ noncontrolling interest based on the ownership percentage throughout the year. As of March 31, 2013, the noncontrolling member continued to hold 45% of the equity in the entity.  The following table summarizes the noncontrolling interest’s loss attributable to the noncontrolling equity interest in TC Digital:

	Three Months Ended
	March 31,
	2013	2012
TC Digital net loss before common units noncontrolling interest	$—	$(3)
Noncontrolling interest percentage	45%	45%
Noncontrolling interest loss allocation	—	(1)
Less: Capital contribution from noncontrolling interest	—	—
Loss attributable to noncontrolling interest	$—	$(1)

As of March 31, 2013, the loss in excess of noncontrolling interest for TC Digital absorbed by 4Kids Digital, in the aggregate, since the formation of such entity is $22,037.

b) TC Websites LLC - Under the terms of the TC Websites Operating Agreement,4Kids Websites and CUSA are each entitled to elect two managers to TC Websites’ Management Committee, with 4Kids Websites having the right to break any deadlocks on TC Websites' Management Committee with respect to operational matters.  TC Websites is treated as a consolidated subsidiary of the Company as a result of its majority ownership and its right to break any deadlocks within the TC Websites Management Committee.

As of March 31, 2013, the noncontrolling member held 45% of the equity in the entity.  The following table summarizes the noncontrolling interest’s loss attributable to the noncontrolling equity interest in TC Websites:

	Three Months Ended
	March 31,
	2013	2012
TC Websites net loss before common units noncontrolling interest	$—	$—
Noncontrolling interest percentage	45%	45%
Noncontrolling interest loss allocation	—	—
Less: Capital contribution from noncontrolling interest	—	—
Loss attributable to noncontrolling interest	$—	$—

As of March 31, 2013, the loss in excess of noncontrolling interest for TC Websites absorbed by 4Kids Websites in the aggregate since the formation of such entity is $6,038.

12. SUBSEQUENT EVENTS

Subsequent events were evaluated by the Company through the date the financial statements were issued.

There were no events that occurred subsequent to March 31, 2013 that would require recognition or disclosure in the Company’s consolidated financial statements.

13. SEGMENT AND RELATED INFORMATION

The Company has two reportable segments: (i) Entertainment and Brand Licensing and (ii) IsoBLOX™ and Sports Licensing/Distribution.  The Company’s reportable segments are strategic business units, which, while managed separately, work together as a vertically integrated entertainment company.  The Company’s management regularly evaluates the performance of each segment based on its net revenues, profit and loss after all expenses, including interest income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All inter-segment transactions have been eliminated in consolidation.

	Entertainment and Brand Licensing	IsoBLOX™ and Sports Distribution/ Licensing	Total
Three Months Ended March 31, 2013:
Net revenues from external customers	$252	$5	$257
Reorganization items	(51)	—	(51)
Segment loss	(988)	(300)	(1,288)
Segment assets	5,241	2,459	7,700

2012:
Net revenues from external customers	$1,262	$—	$1,262
Reorganization items	(548)	—	(548)
Gain on litigation	8,000	—	8,000
Segment income	7,519	—	7,519
Segment assets	13,693	—	13,693

Net revenues from external customers and segment loss from discontinued operations have been excluded and are disclosed in Note 8.  Additionally, segment assets relating to discontinued operations of $152 and $7,184 for the three months ended March 31, 2013 and 2012, respectively, have also been excluded from segment reporting.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands of dollars unless otherwise specified)

Overview

The Company’s operating results for the three months ended March 31, 2013 were primarily impacted by our transitioning out of bankruptcy, and the reorganization of our business moving forward.  While we were able to put the Plan into effect, many of the Company’s efforts were focused on building the business for the future.  Much of the Company’s resources were spent on renewing existing licenses and licensees, and seeking out new properties and/or brands for future representation.  During 2013, the Company renewed two long-standing representation agreements with the “American Kennel Club®” and Artlist’s “The Dog and Friends”, as part of its ongoing efforts to continue to grow the Company’s core licensing business.  These renewed licenses, as well as the Company’s existing portfolio of properties, will serve as a foundation to re-establish its overall licensing business.

In addition, during January 2013 the Company, together with certain investors, formed Pinwrest, a Delaware limited liability company, in which the Company indirectly owns 70% of the membership interest.  In February 2013, the Company acquired through Pinwrest the Patent (and certain related assets) from TDG (see Note 1 of the consolidated financial statements).  During the first quarter of 2013, the management of Pinwrest has been working to further enhance the technology within this Patent, and to develop various products which could have applications in a number of industries.

These initiatives while important to the future of the Company did not translate into significant revenues in the first quarter of 2013.  The efforts of the Company’s management were focused on executing the Plan and to building long-term shareholder value as we move forward.

Our ability to achieve and maintain profitability and positive cash flow is dependent upon the success of our reorganizational efforts and a number of other factors, including our ability to generate additional revenues.

General

The Company receives revenues from licensing and product sales.  The Company historically has derived a substantial portion of its licensing revenues from a small number of Properties and brands, which usually generate revenues for only a limited period of time. The Company’s revenues are highly subject to changing trends in the toy, game and entertainment businesses, potentially causing dramatic increases and decreases from year to year due to the popularity of particular Properties or brands. It is not possible to accurately predict the length of time a Property or brand will be commercially successful and/or if a Property or brand will be commercially successful at all. The popularity of Properties or brands can vary from months to years. As a result, the Company’s revenues from particular Properties or brands may fluctuate significantly between comparable periods.

The Company expects to derive a substantial amount of its product revenue from the sale of IsoBLOX™ related products, sold through its majority-owned subsidiary Pinwrest.  While the IsoBLOX™ technology continues to be developed and marketed, there is no certainty that these products will be commercially viable in the marketplace, that revenues will be derived from such products or how soon products will become available for sale, if at all.

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

Recently Adopted Accounting Standards –
In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amounts are required to be reclassified in their entirety to net income.  For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other required disclosures that provide additional detail about those amounts.  This guidance was effective January 1, 2013.

Recently Issued Accounting Standards –There have been no recent accounting pronouncements expected to have a material impact on the Company’s financial condition or results of operations and cash flow.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenues for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012

Net revenues	100%	100%

Costs and expenses:
Selling, general and administrative	589	95
Cost of sales	1	—
Total costs and expenses	590	95

(Loss) income from operations	(490)	5

Interest expense	(1)	—
Total other expense	(1)	—

(Loss) income from continuing operations before reorganization items and litigation items	(491)	5
Reorganization items	(20)	(43)
Gain on settlement of pre-petition liabilities	9	—
Gain on litigation	—	634

(Loss) income from continuing operations	(502)	596
Income (loss) from discontinued operations	109	(277)
Net (loss) income	(393)	319
Loss attributable to noncontrolling interests, continuing operations	29	—
Loss attributable to noncontrolling interests, discontinued operations	—	—
Net (loss) income attributable to 4Licensing Corporation	(364)%	319%

Three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Revenues

Revenues by reportable segment and for the Company as a whole were as follows:

For the three months ended March 31, 2013 and 2012

	2013	2012	$ Change	% Change
Entertainment and Brand Licensing	$252	$1,262	$(1,010)	(80)%
IsoBLOX™ and Sports Distribution/Licensing	5	—	5	—
Total	$257	$1,262	$(1,005)	(80)%

In the Entertainment and Brand Licensing segment, decreased revenues for the three months ended March 31, 2013 were primarily attributable to reduced licensing revenues on the “Yu-Gi-Oh!” Property of $1,101.

The “Yu-Gi-Oh!” Property, which was sold pursuant to the Asset Purchase Agreement, was the largest contributor in the three months ended March 31, 2012, representing approximately 87% of the Company’s revenues.

The IsoBLOX™ and Sports Distribution/Licensing segment recorded its initial revenues during the three months ended March 31, 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 27%, or $319, to $1,514 for the three months ended March 31, 2013, when compared to the same period in 2012.  The increase was primarily attributable to:

(i)	increased unallocated costs due to discontinued operations of approximately $650; and
(ii)	increased selling expenses of $105; and
(iii)	increased professional fees of $50; and
(iv)	increased insurance expense of approximately $30; as well as
(v)	a decrease in gain from foreign exchange of approximately $50; substantially offset by
(vi)	decreased personnel costs of approximately $610.

Cost of Product Sales

Cost of  product sales represents finished goods inventory costs relating to the IsoBLOX™ product sold during the three months ended March 31, 2013.

Interest Expense

Interest expense increased $3, to $3 for the three months ended March 31, 2013, as compared to the same period in 2012, as a result of interest paid on pre-petition bankruptcy claims to creditors.

Reorganization Items

Reorganization costs decreased 91% or $497, to $51 during the three months ended March 31, 2013, when compared to the same period in 2012.  These costs included professional and consulting fees charged for services retained in connection with the Bankruptcy Cases, as well as fees paid to the Office of the United States Trustee. The decrease was due to a reduction in these costs as a result of the Company’s emergence from bankruptcy on December 21, 2012.

Income (Loss) From Continuing Operations Before Income Taxes

For the three months ended March 31, 2013 and 2012
	2013	2012	$ Change	% Change
Entertainment and Brand Licensing	$(988)	$7,519	$(8,507)	(113)%
IsoBLOX™ Distribution/Licensing	(300)	—	(300)	—
Total	$(1,288)	$7,519	$(8,807)	(117)%

In the Entertainment and Brand Licensing segment, the increase in segment loss for the three months ended March 31, 2013, as compared to income in the same period in 2012, was primarily attributable to the receipt of the payment to the Company in the amount of $8,000 based upon the order of the Bankruptcy Court approving the Settlement Agreement becoming a final order which resulted in the Company recognizing a gain on litigation settlement of $8,000 in 2012.

The IsoBLOX™ and Sports Distribution/Licensing segment recorded a loss of $300 during its initial period of operations for the three months ended March 31, 2013.

Income Taxes

The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. The Company records a valuation allowance when it is more likely than not that all or some portion of the deferred tax assets will not be realized. In view of the level of deferred tax assets as of March 31, 2013, and the Company’s historical losses from operations, the Company has determined that a full valuation allowance against its net deferred tax assets is required.

In the event that the Company earns pre-tax income in the future such that it will be able to use some or all of its deferred tax assets, the Company will reduce or eliminate the valuation allowance.  If the Company were to reverse the valuation allowance, in whole or in part, the Company’s consolidated statement of operations for such reporting period would record a reduction in income tax expense and an increase in net income, to the extent of the reversal of the valuation allowance.

As the Company incurred a net loss for the three months ended March 31, 2013, it did not record an income tax (benefit) expense.  Since it is more likely than not that the Company will continue to have taxable losses for the foreseeable future, it did not record a tax benefit.

The Company did not record income tax expense for the three months ended March 31, 2012 as it had available net operating loss and capital loss carryforwards to offset any taxable income.  The Company did not reduce its valuation allowance against its deferred tax assets as it was more likely than not that the Company would not be able to realize its deferred tax assets.

The Company files in multiple tax jurisdictions and from time to time is subject to audit in certain tax jurisdictions.  The Company is no longer subject to examinations by income tax authorities in most jurisdictions for years prior to 2009.

Income (Loss) from Continuing Operations

As a result of the above, the Company had a loss from continuing operations for the three months ended March 31, 2013 of $1,288, as compared to income from continuing operations for the three months ended March 31, 2012 of $7,519.

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

On July 2, 2012, the Company completed the sale of certain of its assets pursuant to the Asset Purchase Agreement.  The assets sold by the Debtors to the Konami Bidder included, inter alia, all of Debtors’ right, title and interest in and to the business of Debtors relating to and commercial use of Yu-Gi-Oh!, the Japanese manga (also known as cartoon or comic) created by Kazuki Takahashi and the related brand and franchise, as well as other assets relating to the Konami Purchased Business.  The Konami Purchased Assets also included the Konami Agreement, related to, inter alia sales of Yu-Gi-Oh! trading cards and video games.  The assets sold by the Debtors to the Saban Bidder included, inter alia, all of Debtors’ right, title and interest in and to the television business of the Debtors, including The CW Agreement and the television episodes and rights related thereto, as well as other assets relating to the Saban Purchased Business.

Pursuant to the Asset Purchase Agreement and the corresponding assets sold, and due to their continued lack of profitability, effective June 30, 2012, the Company terminated the operations of 4Kids Ad Sales, 4Kids Productions, 4Kids Music and 4Kids Home Video.  Additionally, effective September 30, 2010, the Company terminated the operations of TC Digital and TC Websites.  The results of operations of the following segments are reported in the Company’s consolidated financial statements as discontinued operations (see Note 8):

•
Advertising Media and Broadcast - The Company, under The CW Agreement with The CW, leased The CW4Kids which broadcasts in most markets from 7am to 12pm for an initial term of five years beginning with The CW's 2008-2009 broadcast season.  The Company provided substantially all programming content to be broadcast on The CW4Kids.  Before its operations were terminated, 4Kids Ad Sales, a wholly-owned subsidiary of the Company, retained a portion of the revenue from its sale of network advertising time for the five-hour time period;

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

•
Trading Card and Game Distribution - Through its wholly-owned subsidiary, 4Kids Digital, the Company owns 55% of TC Digital, a Delaware limited liability company, which produced, marketed and distributed the “Chaotic” trading card game. Through its wholly-owned subsidiary, 4Kids Websites, the Company owns 55% of TC Websites, a Delaware limited liability company, which owns and operated www.chaoticgame.com, the companion website for the “Chaotic” trading card game.  TC Digital and TC Websites are the exclusive licensees of certain patents covering the uploading of coded trading cards to a website where online game play and community activities occur.  Effective September 30, 2010, the Company terminated the operations of TC Digital and TC Websites due to their continued lack of profitability.  As a consequence of the termination of their operations, TC Digital and TC Websites ceased supporting the Chaotic trading card game and website, effective October 1, 2010.

The following are the summarized results of discontinued operations for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
Net revenues	$—	$821
Total income (expenses)	279	(4,318)
Income (loss) from discontinued operations	$279	$(3,497)

Liquidity and Capital Resources

Financial Condition

Cash and cash equivalents as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012	$ Change

Cash and cash equivalents	$4,286	$9,011	$(4,725)

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

Sources and Uses of Cash

Cash flows for the three months ended March 31, 2013 and 2012 were as follows:

Sources (Uses)	2013	2012
Operating Activities	$(4,264)	$7,030
Investing Activities	(1,104)	—
Financing Activities	643	—

Working capital, consisting of current assets less current liabilities, was $143 as of March 31, 2013 and $3,683 as of December 31, 2012.

Operating Activities
2013
Net cash used in operating activities for the three months ended March 31, 2013 of $4,264 primarily reflects the payments of liabilities arising prior to the commencement of the Bankruptcy Cases.

2012
Net cash provided by operating activities for the three months ended March 31, 2012 of $7,030 primarily reflects the receipt of a payment to the Company in the amount of $8,000 based upon the order of the Bankruptcy Court approving the Settlement Agreement becoming a final order.

Investing Activities
2013
Net cash used in investing activities for the three months ended March 31, 2013 of $1,104 reflects $2,100 from the purchase of IsoBLOX™ assets and $4 from the purchase of property and equipment, offset by $1,000 of proceeds from the release of escrow related to the sale of certain assets.

2012
There was no net cash provided by, or used in, investing activities for the three months ended March 31, 2012.

Financing Activities
2013
Net cash provided by financing activities for the three months ended March 31, 2013 of $643 reflects the capital contribution from the noncontrolling interests in Pinwrest Development Group.

2012
There was no net cash provided by, or used in, financing activities for the three months ended March 31, 2012.

Forward Looking Information and Risk Factors That May Affect Future Results

This Quarterly Report on Form 10-Q, including the section titled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements that relate to future events or our future financial performance. We may also make written and oral forward-looking statements in our Securities and Exchange Commission (“SEC”) filings and otherwise. We have tried, where possible, to identify such statements by using words such as “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “project,” “plan” and similar expressions in connection with any discussion of future operating or financial performance. Any forward-looking statements are and will be based upon our then-current expectations, estimates and assumptions regarding future events and are applicable only as of the dates of such statements. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements. Such risks and uncertainties include those described in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC, as well as other factors. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Rate Fluctuations

From time to time, the Company may be exposed to the risk of future currency exchange rate fluctuations, which is accounted for as an adjustment to stockholders’ equity and changes in the exchange rates between various foreign currencies and the U.S. dollar may, as a result, have an impact on the accumulated other comprehensive loss component of stockholders’ equity reported by the Company, and such effect may be material in any individual reporting period. The Company is no longer a party to any market risk sensitive instruments, or any derivative contracts or other arrangements that may reduce such market risk.

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

We completed an evaluation under the supervision and with participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer has concluded that as of March 31, 2013, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

(b) There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

TCD International, Ltd. - On February 12, 2010, Home Focus Development, Ltd., a British Virgin Islands corporation (“Home Focus”) filed suit against the Company in the United States District Court for the Southern District of New York. Home Focus alleged that the Company owed Home Focus $1,075 under an Interest Purchase Agreement among the Company, Home Focus and TC Digital entered into on March 2, 2009, pursuant to which the Company acquired a 25% ownership interest in TCD International, Ltd. (“TDI”).

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

The parties have not proceeded with the litigation in light of the filing of the Bankruptcy Cases, which had the effect of automatically staying such litigation. The parties have had substantive discussions and have exchanged draft agreements regarding the possible resolution of the claims and counterclaims. There can be no assurance that the parties will conclude their settlement discussions satisfactorily. The Home Focus claim is currently a disputed claim in the Bankruptcy Cases. If the Home Focus claim is not settled, it may need to be litigated by the Company either in the Bankruptcy Court or in the United States District Court for the Southern District of New York should the Bankruptcy Court cede jurisdiction of this dispute.

Cornerstone Patent Technologies, LLC – On April 25, 2011, Cornerstone Patent Technologies, LLC (“Cornerstone”) filed proof of claim No. 20 (the “Cornerstone Claim”) against the Debtors in the Bankruptcy Cases in the amount of $3,300.  Other than filing the Cornerstone Claim, Cornerstone has not commenced litigation against the Debtors.  The Cornerstone Claim alleges (i) breach of a Patent License Agreement dated September 10, 2007 by non-Debtors TC Digital and TC Websites; (ii) breach of Patent Purchase Agreement dated by September 7, 2007, by 4Kids Technology for failing to notify Cornerstone of alleged wrongdoing by the JVs; (iii) unfair competition; (iv) tortuous interference with contract; (v) unjust enrichment; and (vi) piercing the corporate veil.  The Company disputes the Cornerstone Claim in its entirety.  On November 12, 2012, the Company filed a motion with the Bankruptcy Court to estimate the Cornerstone Claim at $0 or in the alternative disallow the claim.  On December 5, 2012, the Bankruptcy Court entered an agreed order between the Company and Cornerstone providing that on the effective date of the Plan, the Debtors would establish a disputed claims reserve on account of the Cornerstone Claim in the amount of $228, without prejudice to (i) Cornerstone’s rights to pursue an allowed claim or judgment against the Debtors in an amount greater than the reserve, with such allowed claim or judgment to be paid pursuant to the Plan and (ii) the Debtors’ rights to defend, contest or otherwise oppose on any grounds, the Cornerstone Claim or any other claims or litigation asserted by or on behalf of Cornerstone or any other party.  The parties have had discussions regarding the possible resolution of the Cornerstone Claim. There can be no assurance that the parties will conclude their settlement discussions satisfactorily.  The Cornerstone Claim remains a disputed claim in the Bankruptcy Cases.  If the Cornerstone Claim is not settled, it may need to be litigated by the Company.

The Company plans to vigorously defend itself in these matters.

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

The Bankruptcy Cases – The Bankruptcy Cases were initially filed by the Debtors with the Bankruptcy Court on April 6, 2011.  On October 5, 2012, the Company filed the Plan and Disclosure Statement.  On October 29, 2012, the Debtors filed an amended Plan and Disclosure Statement.  On October 31, 2012, the Bankruptcy Court entered a solicitation procedures order permitting the Debtors to send the Plan and Disclosure Statement to the parties entitled to vote on the Plan.  On December 13, 2012, the Bankruptcy Court held a confirmation hearing with respect to the Plan. After a hearing and consideration by the Bankruptcy Court of the provisions of the Plan, including consideration of support for the Plan by a vote of approximately 99.93% of shareholders who voted their shares, and there being only one objector to the Plan, the Bankruptcy Court issued an order confirming the Plan.  The Plan became effective on December 21, 2012.

After the effective date of the Plan, the Company paid creditors holding undisputed, allowed claims the full amount of such allowed claims. The Company and its counsel have also negotiated various settlement agreements with creditors holding disputed claims. There remain outstanding a number of claims which the Company and its counsel are seeking to resolve prior to the date (currently June 3, 2013 unless extended) when the Company must file formal objections to the disputed claims.  If certain disputed claims are not satisfactorily resolved, these disputed claims may need to be litigated in the Bankruptcy Court or in other courts or administrative bodies. The cost and expense to litigate disputed claims as well as any damages which may be awarded to the holders of such disputed claims may have a material adverse effect on the Company’s financial position or the results of its operations or cash flows.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” of the Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Annual Report”), which could materially affect our business, financial condition or future results.  The risks described in the 2012 Annual Report are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently do not consider material also may materially adversely affect our business, financial condition and/or operating results.  There have been no material changes from the risk factors disclosed in the 2012 Annual Report.

Item 6.	Exhibits.

(a)	Exhibits

2.1
Asset Purchase Agreement, dated February 14, 2013, among Pinwrest Development Group, LLC, The Dodd Group LLC, Mark Dodd, Oak Stream Investors II, Ltd., Paramount Capital Investments (Private Equity), LLC, STELAC SPV VIII LLC, Greg S. Oliver and David B. Feldman. (1)

10.1	4Licensing Corporation Equity Incentive Plan. (2)

10.2	Employment Agreement dated as of March 21, 2013, between 4Licensing Corporation and Bruce R. Foster. (3)

10.3	Intellectual Property Agreement, dated February 14, 2013, between Pinwrest Development Group, LLC and Mark Dodd. (1)

10.4	Nonstatutory Stock Option Agreement dated February 27, 2013, between 4Licensing Corporation and Bruce R. Foster. (4)

10.5	Nonstatutory Stock Option Agreement dated February 27, 2013, between 4Licensing Corporation and Jay Emmett. (4)

10.6	Nonstatutory Stock Option Agreement dated February 27, 2013, between 4Licensing Corporation and Wade Massad. (4)

10.7	Nonstatutory Stock Option Agreement dated February 27, 2013, between 4Licensing Corporation and Duminda DeSilva. (4)

31.1	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

___________________________________________________________________________________________

(1)	Incorporated by reference to Current Report on Form 8-K dated March 15, 2013.

(2)	Incorporated by reference to Registration Statement on Form S-8 dated March 8, 2013.

(3)	Incorporated by reference to Current Report on Form 8-K dated March 28, 2013.

(4)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

4Licensing Corporation

Date: May 14, 2013

By:/s/ Bruce R. Foster
Bruce R. Foster,
Interim Chief Executive Officer
Executive Vice President
and Chief Financial Officer
(principal executive, financial and chief accounting officer)