Form 10-Q
period 2013-06-30
4Licensing Corp
filed 2013-08-14
CIK 58592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                            to______________________

Commission file number 0-7843

4Licensing Corporation
(Exact name of registrant as specified in its charter)

Delaware	13-2691380
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

767 Third Avenue
New York, New York  10017
(212) 758-7666
(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.     Yes ☒     No ☐

As of August 14, 2013, the number of shares outstanding of the common stock of 4Licensing Corporation, par value $.01 per share, was 13,714,992.

4Licensing Corporation (formerly known as 4Kids Entertainment, Inc.) and Subsidiaries

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.
4LICENSING CORPORATION (formerly known as 4Kids Entertainment, Inc.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2013 and DECEMBER 31, 2012
(In thousands of dollars, except share data)

	June 30, 2013	December 31, 2012
ASSETS:	(Unaudited)
Current assets:
Cash and cash equivalents	$1,752	$9,011
Accounts receivable - net	312	479
Inventories	135	—
Prepaid expenses and other current assets	274	1,091
Current assets of discontinued operations	20	267
Total current assets	2,493	10,848
Property and equipment - net	58	82
Accounts receivable - noncurrent, net	6	36
Intangible assets - net	2,049	3
Other assets - net	471	570
Noncurrent assets of discontinued operations	—	1
Total assets	$5,077	$11,540

LIABILITIES AND EQUITY:
Liabilities not subject to compromise:
Current liabilities:
Due to licensors	$307	$457
Accounts payable and accrued expenses	1,625	4,840
Current liabilities of discontinued operations	1,148	1,859
Deferred revenue	9	9
Total current liabilities	3,089	7,165
Deferred rent	34	—
Total liabilities not subject to compromise	3,123	7,165
Liabilities subject to compromise	—	958
Total liabilities	3,123	8,123
Commitments and contingencies
4Licensing Corporation shareholders' equity
Preferred stock, $.01 par value - authorized 3,000,000 shares; none issued	—	—
Common stock, $.01 par value - authorized 40,000,000 shares; issued 15,838,879 shares; outstanding 13,714,992 shares at June 30, 2013 and December 31, 2012	158	158
Additional paid-in capital	69,592	69,524
Accumulated other comprehensive income	—	344
Accumulated deficit	(15,433)	(13,519)
	54,317	56,507
Less cost of 2,123,887 treasury shares at June 30, 2013 and December 31, 2012	(36,488)	(36,488)
Total equity of 4Licensing Corporation shareholders	17,829	20,019
Noncontrolling interests (includes discontinued operations of $(16,403) and $(16,602) at June 30, 2013 and December 31, 2012)	(15,875)	(16,602)
Total equity	1,954	3,417
Total liabilities and equity	$5,077	$11,540

See notes to consolidated financial statements.

4LICENSING CORPORATION (formerly known as 4Kids Entertainment, Inc.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(In thousands of dollars, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net revenues:
Service revenue	$139	$1,483	$391	$2,745
Product revenue	97	—	102	—
Total net revenues	236	1,483	493	2,745

Costs and expenses:
Selling, general and administrative	1,435	1,068	2,949	2,263
Cost of product sales	17	—	19	—
Total costs and expenses	1,452	1,068	2,968	2,263

(Loss) income from operations	(1,216)	415	(2,475)	482
Other expense:
Interest expense	—	—	(3)	—
Total other expense	—	—	(3)	—

(Loss) income from continuing operations before reorganization and litigation items	(1,216)	415	(2,478)	482
Reorganization items	(59)	(1,081)	(110)	(1,629)
Gain on settlement of pre-petition liabilities	—	—	25	—
Gain on litigation	—	—	—	8,000

(Loss) income from continuing operations	(1,275)	(666)	(2,563)	6,853
Income (loss) from discontinued operations	454	(5,521)	733	(9,018)
Net loss	(821)	(6,187)	(1,830)	(2,165)
Loss attributable to noncontrolling interests, continuing operations	41	—	115	—
(Income) loss attributable to noncontrolling interests, discontinued operations	(199)	—	(199)	1
Net loss attributable to 4Licensing Corporation	$(979)	$(6,187)	$(1,914)	$(2,164)
Per share amounts:
Basic and diluted (loss) earnings per share attributable to 4Licensing Corporation common shareholders
Continuing operations	$(0.09)	$(0.05)	$(0.18)	$0.50
Discontinued operations	0.02	(0.40)	0.04	(0.66)
Basic and diluted loss per share attributable to 4Licensing Corporation common shareholders	$(0.07)	$(0.45)	$(0.14)	$(0.16)

Weighted average common shares outstanding – basic and diluted	13,714,992	13,680,711	13,714,992	13,667,268

Net loss attributable to 4Licensing Corporation:
(Loss) income from continuing operations	$(1,275)	$(666)	$(2,563)	$6,853
Loss attributable to noncontrolling interests, continuing operations	41	—	115	—
Net (loss) income from continuing operations	(1,234)	(666)	(2,448)	6,853
Income (loss) from discontinued operations	454	(5,521)	733	(9,018)
(Income) loss attributable to noncontrolling interests, discontinued operations	(199)	—	(199)	1
Net income (loss) from discontinued operations	255	(5,521)	534	(9,017)
Net loss attributable to 4Licensing Corporation	$(979)	$(6,187)	$(1,914)	$(2,164)

See notes to consolidated financial statements.

4LICENSING CORPORATION (formerly known as 4Kids Entertainment, Inc.) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)
(In thousands of dollars and shares)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net loss	$(821)	$(6,187)	$(1,830)	$(2,165)
Other comprehensive income (loss):
Translation adjustment	—	28	—	(8)
Reclassification of translation adjustment related to liquidation of foreign subsidiary	—	—	(344)	—
Other comprehensive income (loss)	—	28	(344)	(8)

Comprehensive loss	(821)	(6,159)	(2,174)	(2,173)
(Income) loss attributable to noncontrolling interests	(158)	—	(84)	1
Comprehensive loss attributable to 4Licensing Corporation	$(979)	$(6,159)	$(2,258)	$(2,172)

See notes to consolidated financial statements.

4LICENSING CORPORATION (formerly known as 4Kids Entertainment, Inc.) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
SIX MONTHS ENDED JUNE 30, 2013 (UNAUDITED)
(In thousands of dollars and shares)

	4Licensing Corporation Shareholders'
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Less Treasury Stock	Total Equity of 4Licensing Corporation Shareholders	Non-controlling Interests	Total Equity
	Shares	Amount

BALANCE, DECEMBER 31, 2012	15,839	$158	$69,524	$(13,519)	$344	$(36,488)	$20,019	$(16,602)	$3,417
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	643	643
Stock-based compensation expense	—	—	68	—	—	—	68	—	68
Comprehensive net (loss) income	—	—	—	(1,914)	(344)	—	(2,258)	84	(2,174)
BALANCE, JUNE 30, 2013	15,839	$158	$69,592	$(15,433)	$—	$(36,488)	$17,829	$(15,875)	$1,954

See notes to consolidated financial statements.

4LICENSING CORPORATION (formerly known as 4Kids Entertainment, Inc.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(In thousands of dollars)

	2013	2012
Cash flows from operating activities:
Net loss	$(1,830)	$(2,165)
(Income) loss from discontinued operations	(733)	9,018
(Loss) income from continuing operations	(2,563)	6,853
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	95	85
Gain on settlement of pre-petition liabilities	(25)	—
Provision for doubtful accounts	11	7
Share-based compensation	68	—
Changes in operating assets and liabilities:
Inventory	(135)	—
Accounts receivable	186	350
Prepaid expenses and other current assets	(183)	441
Other assets – net	99	145
Due to licensors	(150)	(532)
Accounts payable and accrued expenses	(3,215)	434
Liabilities subject to compromise	(933)	48
Deferred revenue	—	(4)
Deferred rent	34	—
Net cash (used in) provided by continuing operating activities	(6,711)	7,827
Net cash used in discontinued operating activities	(74)	(4,458)
Net cash (used in) provided by operating activities	(6,785)	3,369

Cash flows from investing activities:
Proceeds from sale of certain assets	1,000	—
Acquisition of assets	(2,100)	—
Purchase of property and equipment	(17)	—
Net cash used in investing activities	(1,117)	—

Cash flows from financing activities:
Capital contribution from noncontrolling interests	643	—
Net cash provided by financing activities	643	—

Effects of exchange rate changes on cash and cash equivalents	—	(9)

Net (decrease) increase in cash and cash equivalents	(7,259)	3,360
Cash and cash equivalents, beginning of period	9,011	1,627
Cash and cash equivalents, end of period	$1,752	$4,987

Supplemental disclosure of cash flow information:
Supplemental schedule of non-cash investing and financing activities
Vesting of restricted shares	$—	$88

See notes to consolidated financial statements.

4LICENSING CORPORATION (formerly known as 4Kids Entertainment, Inc.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 (In thousands of dollars, except share and per share data)

1. DESCRIPTION OF BUSINESS

General Development and Narrative Description of Business - 4Licensing Corporation, a Delaware corporation ("4LC"), formerly, 4Kids Entertainment, Inc. ("4Kids"), together with the subsidiaries through which its business is conducted (collectively, the "Company"), is a licensing and technology company specializing in the youth oriented markets, sports and specialty brands. The Company was originally organized as a New York corporation in 1970, and in December 2012 was reincorporated in Delaware.

Liquidity – As discussed below, the Company has recently emerged from Chapter 11 bankruptcy proceedings pursuant to the Plan (as defined below).  On December 21, 2012, the effective date of the Plan, the Company (including the other Debtors) emerged from bankruptcy and commenced paying creditors in full in respect of each such creditor's allowed claims.  The Company is obliged to pay all allowed administrative claims, priority and unsecured claims.  As of June 30, 2013, the Company has paid all allowed claims and filed objections to the remaining disputed claims.  Despite the $8,000 cash received from the Yu-Gi-Oh! Settlement (as defined below) and the $14,997 received on the sale of certain of the Company's assets under the Asset Purchase Agreement (as defined below) during the bankruptcy proceedings, the Company's overall cash position as of June 30, 2013, together with the costs and settlement of the related claims in connection with the bankruptcy proceedings, provides only limited liquidity to fund the Company's day-to-day operations.  The Company will consider all alternatives available to generate additional cash to fund its operations, including, but not limited to sales of assets, issuance of equity or debt securities, and other third party arrangements.  There can be no assurance that any of these alternatives will generate additional cash.

The Company's consolidated financial statements have been prepared assuming that it will be able to continue to operate as a going concern.  The Company's limited liquidity as of June 30, 2013, the continuing costs in connection with its bankruptcy cases, and potential settlement of the remaining material unresolved claims, taken together, raise doubt about the Company's ability to continue as a going concern.

Emerging from Chapter 11 Bankruptcy Proceedings – On April 6, 2011 (the "Petition Date"), the Company and all of its domestic wholly-owned subsidiaries (the "Debtors") filed voluntary petitions for relief (the "Bankruptcy Cases") under Title 11 of Chapter 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"), which Bankruptcy Cases were jointly administered under Case No. 11-11607.  After filing the Bankruptcy Cases, the Debtors continued to operate as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  As debtors-in-possession, the Company was authorized under Chapter 11 of the Bankruptcy Code to continue to operate as an ongoing business. The Company's former subsidiary, 4Kids Entertainment International, Ltd., ("4Kids International"), based in London, England, and TC Digital Games LLC ("TC Digital") and TC Websites LLC ("TC Websites"), two domestic subsidiaries in each of which the Company holds a majority ownership, were not included in the filing and continued to operate outside the Bankruptcy Court's jurisdiction.

After the filing of the Bankruptcy Cases, the United States Trustee for the Southern District of New York appointed an official committee of unsecured creditors.

On February 29, 2012, the Company, and Nihon Ad Systems, Inc. and Tokyo Corporation (collectively, the "Licensors") entered into a Settlement Agreement, dated as of February 27, 2012 (the "Settlement Agreement"), settling all claims brought by Licensors against the Company and all counterclaims brought by the Company against the Licensors in the Yu-Gi-Oh! Litigation (as hereinafter defined). The Settlement Agreement provided, among other things, for the Licensors to make a payment to the Company in the amount of $8,000 upon the order of the Bankruptcy Court approving the Settlement Agreement becoming final.  On March 9, 2012, the Bankruptcy Court issued an order approving the Settlement Agreement and, accordingly, the Company recognized a gain on litigation settlement of $8,000 (the "Yu-Gi-Oh! Settlement").  Under the Settlement Agreement, the Licensors acknowledged that the Yu-Gi-Oh! Agreement (hereinafter defined) remained valid, binding and legally enforceable with the Company continuing to serve as the exclusive licensing agent for the merchandise licensing, television broadcast and home video rights to the Yu-Gi-Oh! Property (as hereinafter defined) throughout the world outside of Asia.  The Settlement Agreement further provided for each of the Company and the Licensors to release the other from all claims they may have had against each other, other than certain indemnification claims and claims that may arise under the Settlement Agreement.  The Settlement Agreement also provided that the Settlement Agreement does not constitute an admission by any party of any violation of any agreement or law.  On March 27, 2012, the Company received the payment in the amount of $8,000 pursuant to the Settlement Agreement.

On April 26, 2012, the Debtors entered into an Asset Purchase Agreement, which contemplated the sale of substantially all of its assets to Kidsco Media Ventures LLC ("Kidsco"), a Delaware limited liability company, and an affiliate of Saban Capital Group ("Saban Bidder") for a purchase price of $10,000, subject to certain adjustments. The transaction was proposed as a sale of the Debtors' assets pursuant to Section 363 of the Bankruptcy Code.  The transaction was subject to, among other things, (i) competitive bidding pursuant to sale procedures approved by the Bankruptcy Court at a hearing on April 27, 2012 (the "Bidding Procedures"), and (ii) approval of the transaction by the Bankruptcy Court.

In May 2012, the Company received a competing bid (the "Konami Bid") from 4K Acquisition Corp. (the "Konami Bidder"), an indirect subsidiary of Konami Corporation, a Japanese corporation ("Konami"). In the competing bid, the Konami Bidder offered to purchase substantially all of the assets of the Company in a transaction under Section 363 of the Bankruptcy Code. The Konami Bid, in the judgment of the Company, represented a qualified bid under the terms of the Bidding Procedures.

On June 5, 2012, the Company commenced an auction between the Saban Bidder and the Konami Bidder (together with the Saban Bidder, the "Purchasers").  During the auction, each of the Purchasers made several improved bids. After several rounds of competitive bidding, the auction was adjourned to allow the Purchasers to consider an alternative transaction among the Company and the Purchasers pursuant to which each of the Purchasers would acquire certain assets of the Company. The proposed alternative transaction represented a substantial improvement in the proceeds payable to the Company over the last bid made prior to such adjournment.  The possible alternative transaction was conditioned upon the negotiation of definitive documentation among the Company and the Purchasers and the approval of such alternative transaction by the Bankruptcy Court.

On June 24, 2012, the Debtors entered into an Asset Purchase Agreement (the "Asset Purchase Agreement"), which contemplated the sale of substantially all of its assets to the Purchasers, for an aggregate purchase price of $15,000, subject to certain adjustments (the "Purchase Price").  The transaction was a sale pursuant to Section 363 of the Bankruptcy Code.  On June 26, 2012, the Bankruptcy Court entered a final sale order approving the transactions contemplated by the Asset Purchase Agreement.

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

(b)            $3 was paid to the escrow agent as the Debtors' portion of fees payable to it for its performance of services as escrow agent under the escrow agreements;

(c)            $3,051 was paid to The CW Network, LLC ("The CW") as a cure cost under the term sheet originally entered into with The CW as of October 1, 2007 and amended as of October 2, 2008 and June 23, 2010 ("The CW Agreement");

(d)            $429 was paid to Toei Animation as a cure cost;

(e)            $28 was paid to Twenty Three R.P. Associates as a cure cost;

(f)            approximately $21 was paid to satisfy cure costs under other agreements; and

(g)            $504 was paid to the Saban Bidder in accordance with the terms of the Asset Purchase Agreement, with $476 representing an adjustment to the purchase price for the Saban Purchased Business (as defined below) and $28 representing the Debtors' share of national advertising proceeds from the broadcast of commercials during the second calendar quarter of 2012 on the five hour Saturday morning block of programs telecast on The CW.

The assets sold by the Debtors to the Konami Bidder (the "Konami Purchased Assets") included, inter alia, all of Debtors' right, title and interest in and to the business of Debtors relating to commercial use of Yu-Gi-Oh!, the Japanese manga (also known as cartoon or comic) created by Kazuki Takahashi and the related brand and franchise (the "Konami Purchased Business"), as well as other assets relating to the Konami Purchased Business.  The Company was party to an agreement with Konami Corporation, dated as of August 1, 2001, as amended by the First Amendment, dated September 12, 2007 (the "Konami Agreement"), which agreement related to, inter alia, sales of Yu-Gi-Oh! trading cards and videogames.  The Konami Agreement was included as part of the Konami Purchased Assets transferred to the Konami Bidder in connection with the closing of the transactions contemplated by the Asset Purchase Agreement on July 2, 2012.

The assets sold by the Debtors to the Saban Bidder included, inter alia, all of Debtors' right, title and interest in and to the television business of the Debtors including The CW Agreement and certain television episodes and rights related thereto (the "Saban Purchased Business"), as well as other assets relating to the Saban Purchased Business.

On October 5, 2012, the Company filed (i) the Disclosure Statement with Respect to Debtors' Proposed Joint Plan of Reorganization (ii) the Debtors' Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code and (iii) a motion establishing deadlines and procedures with respect to the solicitation of votes on the Plan (the "Procedures Motion").  On October 29, 2012, the Company filed (i) the Amended Disclosure Statement with Respect to Debtors' Proposed Plan of Reorganization (the "Disclosure Statement") and (ii) the Debtor's Amended Joint Plan of Reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. (the "Plan").  On October 31, 2012, the Bankruptcy Court approved the Procedures Motion and the Disclosure Statement and authorized the Debtors to solicit votes on the Plan.  The Debtors formally commenced solicitation in respect of the Plan in early November 2012.

On December 13, 2012, the Bankruptcy Court entered an order in the Bankruptcy Cases confirming the Plan.  On December 21, 2012, the effective date of the Plan, the Company (including the other Debtors) emerged from bankruptcy and commenced paying creditors in full in respect of each such creditor's allowed claims.  As of June 30, 2013, the Company has paid all allowed claims and filed objections to the remaining claims.  In accordance with the Plan, 4Kids reincorporated in Delaware under the name "4Licensing Corporation." On the effective date of the Plan, 4Kids' common stock was cancelled and holders of 4Kids' common stock were issued one (1) share of common stock of 4LC in exchange for each share of 4Kids' common stock held by them.

Financial Reporting Considerations - The Company's emergence from bankruptcy did not qualify for fresh start accounting in accordance with ASC Topic 852, Reorganization.

The Company's business consists of the following two segments:

Entertainment and Brand Licensing – The Entertainment and Brand Licensing business segment consists of the operations of the following wholly-owned subsidiaries of the Company: 4Kids Entertainment Licensing, Inc. ("4Kids Licensing") and 4Sight Licensing Solutions, Inc. ("4Sight Licensing"). 4Kids Licensing is engaged in the business of licensing the merchandising rights to popular children's television series, properties and product concepts (individually, the "Property" or collectively the "Properties"). 4Kids Licensing typically acts as exclusive merchandising agent in connection with the grant to third parties of licenses to manufacture and sell all types of merchandise, including toys, videogames, trading cards, apparel, housewares, footwear, books and other published materials, based on such Properties. 4Sight Licensing is engaged in the business of licensing properties and product concepts to adults, teens and "tweens".  4Sight Licensing focuses on brand building through licensing.

IsoBLOX™ and Sports Licensing/Distribution – The IsoBLOX™ and Sports Licensing/Distribution business segment consists of the following wholly owned subsidiaries of the Company: 4LC Sports & Entertainment, Inc. ("4LC Sports"), formerly known as 4Kids Ad Sales, Inc., and 4LC Technology, Inc. ("4LC Technology"), formerly known as 4Kids Technology, Inc., which in February 2013, acquired, through Pinwrest Development Group, LLC ("Pinwrest"), an indirect subsidiary of 4LC in which 4LC owns 70% of the membership interests through 4LC Technology, a patent for the IsoBLOX™ technology (the "Patent") from The Dodd Group, LLC ("TDG"), a Texas limited liability company. In addition to the Patent, Pinwrest also acquired from TDG certain other intellectual property associated with the Patent, including trademarks, copyrights, URL's and other confidential information, as well as certain contracts and contract rights.  The total purchase price for the Patent and the other assets was approximately $2,100.

The Company has preliminarily allocated the purchase price of assets acquired from TDG as intellectual property intangible asset and is amortizing the asset over its estimated useful life of 15 years.  Amortization expense related to the intangible asset was $35 and $53 for the three and six months ended June 30, 2013.  The Company is continuing to assess the fair value of the assets acquired from TDG and may reallocate the purchase price in future periods.

Pinwrest intends to license and distribute the IsoBLOX™ technology.

4LC Sports, when operating under the name of 4Kids Ad Sales, Inc., had been engaged in the business of the Company's advertising media and broadcast segment before the Company discontinued its operations, effective June 30, 2012.  On January 31, 2013, the Company changed the name of 4Kids Ad Sales, Inc. to 4LC Sports and started its new business of licensing and distributing sports related brands.

The operations of Pinwrest, 4LC Sports, and 4LC Technology constitute a new "IsoBLOX™ and Sports Licensing/Distribution" business segment of the Company. The Company reports its financial operations from these entities under the new "IsoBLOX™ and Sports Licensing/Distribution" segment.

Discontinued Operations - In connection with its on-going evaluation of each of its business units, the management of the Company recommended to the board of directors of the Company (the "Board of Directors") that based upon the substantial operational losses and declining revenues being incurred by the Company's international operations, such operations should be discontinued. Accordingly, on August 16, 2012, the Company's Board of Directors determined to discontinue the operations of its United Kingdom ("UK") subsidiary, 4Kids International, effective September 30, 2012.  The results of operations for the international business is reported as a discontinued operation and the accompanying consolidated financial statements have been reclassified for all prior periods to report the assets, liabilities and operating results of this business as discontinued operations.

On July 2, 2012, the Company completed the sale of certain of its assets pursuant to the Asset Purchase Agreement.  The assets sold by the Debtors to the Konami Bidder included, inter alia, all of Debtors' right, title and interest in and to the business of Debtors relating to and commercial use of Yu-Gi-Oh!, the Japanese manga (also known as cartoon or comic) created by Kazuki Takahashi and the related brand and franchise, as well as other assets relating to the Konami Purchased Business.  The Konami Purchased Assets also included the Konami Agreement, related to, inter alia, sales of Yu-Gi-Oh! trading cards and video games.  The assets sold by the Debtors to the Saban Bidder included, inter alia, all of Debtors' right, title and interest in and to the television business of the Debtors, including The CW Agreement and the television episodes and rights related thereto, as well as other assets relating to the Saban Purchased Business.

Pursuant to the Asset Purchase Agreement and the corresponding assets sold, and due to their continued lack of profitability, effective June 30, 2012, the Company terminated the operations of 4Kids Ad Sales, Inc. ("4Kids Ad Sales"), 4Kids Productions, Inc. ("4Kids Productions"), 4Kids Entertainment Music, Inc. ("4Kids Music") and 4Kids Entertainment Home Video, Inc. ("4Kids Home Video").  Previously, effective September 30, 2010, the Company terminated the operations of TC Digital and TC Websites.  The results of operations of the following segments are reported in the Company's consolidated financial statements as discontinued operations (see Note 8):

•	Advertising Media and Broadcast - The Company, under The CW Agreement with The CW, leased The CW's Saturday morning programming block ("The CW4Kids"), which broadcasts in most markets from 7am to 12pm for an initial term of five years beginning with The CW's 2008-2009 broadcast season. The Company provided substantially all programming content to be broadcast on The CW4Kids. Before its operations were terminated, 4Kids Ad Sales, a wholly-owned subsidiary of the Company, had retained a portion of the revenue from its sale of network advertising time for the five-hour time period.

The Advertising Media and Broadcast segment also generated revenues from the sale of advertising on the Company's multiple websites.  These websites also showcased and promoted The CW4Kids, as well as its many Properties.

•	Television and Film Production/Distribution - The Television and Film Production/Distribution business segment consisted of the operations of the following wholly-owned subsidiaries of the Company: 4Kids Productions; 4Kids Music; and 4Kids Home Video. 4Kids Productions produced and adapted animated and live-action television programs and theatrical motion pictures for distribution to the domestic and international television, home video and theatrical markets. 4Kids Music composed original music for incorporation into television programming produced by 4Kids Productions and markets and managed such music. 4Kids Home Video distributed home videos associated with television programming produced by 4Kids Productions.

•	Trading Card and Game Distribution - Through its wholly-owned subsidiary, 4Kids Digital, the Company owns 55% of TC Digital, a Delaware limited liability company, which produced, marketed and distributed the "Chaotic" trading card game. Through its wholly-owned subsidiary, 4Kids Websites, Inc. ("4Kids Websites"), the Company owns 55% of TC Websites, a Delaware limited liability company, which owns and operated www.chaoticgame.com, the companion website for the "Chaotic" trading card game. TC Digital and TC Websites are the exclusive licensees of certain patents covering the uploading of coded trading cards to a website where online game play and community activities occur. Effective September 30, 2010, the Company terminated the operations of TC Digital and TC Websites due to their continued lack of profitability. As a consequence of the termination of their operations, TC Digital and TC Websites ceased supporting the Chaotic trading card game and website, effective October 1, 2010.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The consolidated financial statements, except for the December 31, 2012 consolidated balance sheet, are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012 presented in our Annual Report on Form 10-K. The consolidated balance sheet as of December 31, 2012 was derived from the audited consolidated balance sheet contained in our Annual Report on Form 10-K.  All significant intercompany accounts and transactions have been eliminated.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position of the Company as of June 30, 2013 and December 31, 2012, and the results of operations and comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012, and changes in equity for the six months ended June 30, 2013 and cash flows for the six months ended June 30, 2013 and 2012. Because of the inherent seasonality and changing trends of the youth oriented markets, sports and specialty brands, operating results for the Company on a quarterly basis may not be indicative of operating results for the full year.

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

Fair Value Measurements - The fair values of the Company's financial instruments reflect the estimates of amounts that would be received from selling an asset in an orderly transaction between market participants at the measurement date.  The fair value estimates presented in this report are based on information available to the Company as of June 30, 2013 and December 31, 2012.

The carrying values of cash and cash equivalents, accounts receivable, due to licensors, accounts payable, accrued expenses and deferred revenue approximate fair value.  The authoritative guidance issued by the Financial Accounting Standards Board ("FASB") includes a fair value hierarchy based on three levels of inputs, the first two of which are considered observable and the last of which is considered unobservable, that may be used to measure fair value. The three levels are the following:

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

Inventories - Inventories are stated at the lower of cost or market. The $135 inventory balance at June 30, 2013 consists of finished goods related to the IsoBLOX™ and Sports Licensing/Distribution segment.

Stock-based compensation - The Company accounts for all share-based payments to employees and directors based on their grant date fair values. Compensation for share-based payments to non-employees is based on the fair value at the measurement date, which is generally the performance completion date. The fair value is initially measured at the grant date and subsequently measured at each reporting period until the final measurement date. The fair value of the Company's stock option awards is expensed over the vesting life of the underlying stock options using the straight-line method.

Reorganization Items - The Company's costs related to professional, consulting and trustee fees, as the case may be, in conjunction with the Bankruptcy Cases were expensed as incurred and reported as reorganization items in the accompanying consolidated statements of operations.

Other Comprehensive Income (Loss) - The Company classifies items as other comprehensive income (loss) by their nature in the financial statements and displays the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet.  The changes in cumulative translation adjustment during the first six months of 2013 included a write-off of $344 in cumulative translation adjustment income as a result of the liquidation of the Company's UK subsidiary.  This change has been reported as income from discontinued operations in the accompanying statements of operations.

Recently Adopted Accounting Standards - In February 2013, the FASB issued an accounting standards update that requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amounts are required to be reclassified in their entirety to net income.  For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other required disclosures that provide additional detail about those amounts.  This guidance was effective January 1, 2013.

Recently Issued Accounting Standards - There have been no recent accounting pronouncements expected to have a material impact on the Company's financial condition or results of operations and cash flows.

3. STOCK-BASED EMPLOYEE COMPENSATION

On February 27, 2013, the Board of Directors authorized the Company's 2013 Equity Incentive Plan (the "Incentive Plan"), which provides for the grant of non-statutory stock options and restricted shares to eligible employees and directors of the Company.  The Incentive Plan authorizes the Company to issue up to 2,600,000 shares of Company's common stock.  The Company issues new shares upon the exercise of stock options.  Options granted under the Plan generally expire no later than 10 years from the date of grant.  The exercise price of any option granted to a 10% stockholder may be no less than 110% of the fair value of the Company's common stock on the date of grant.  At June 30, 2013, no shares of common stock were issued under the Incentive Plan.

Stock Options

The Company granted stock options to purchase approximately 850,000 shares of its common stock on February 27, 2013 under the Incentive Plan.  The stock options were granted to an executive officer and members of the Board of Directors, at an exercise price of $0.26 per share (determined by the Board of Directors based upon the range of bid prices for the Company's common stock on the grant date), and a grant date fair value of $151.  These options become fully exercisable over a two year period (1/3 exercisable on the grant date, 1/3 exercisable 1 year after the grant date and the remaining 1/3 exercisable 2 years after the grant date, respectively) and expire on February 27, 2023.  The exercise price of any option granted to a 10% stockholder may be no less than 110% of the fair value of the Company's common stock on the date of grant.

Total stock-based compensation recorded for the three and six months ended June 30, 2013 was $13 and $68, respectively, and is included in selling, general and administrative expenses.  There was no stock-based compensation expense related to stock options recorded during the six months ended June 30, 2013.  The fair values of options granted were estimated on the date of grant using the Black-Scholes Merton option pricing model based on the assumptions included in the table below. The fair value of the Company's stock option awards is charged to expense over the vesting life of the underlying stock options using the straight line method. Expected volatility is based on the historical volatility of the Company's common stock. The risk-free interest rate for periods within the contractual life of the stock option award is based on the yield of U.S. Treasury bonds on the grant date with a maturity equal to the expected term of the stock option. The expected life of stock option awards granted to employees and non-employee directors is based upon the "simplified" method for "plain vanilla" options described in SEC Staff Accounting Bulletin No. 107, as amended by SEC Staff Accounting Bulletin No. 110. Forfeiture rates are based on management's estimates.

Six months ended June 30, 2013
Expected volatility	84%
Expected dividend yield	0.00%
Risk-free interest rate	1.00
Expected life	5.50 years
Forfeiture rate	0%

As of June 30, 2013, the Company has approximately $83 of unrecognized stock compensation expense which will be recognized over a period of approximately 1.7 years.

	Shares	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	—	$—
Grants	850,000	0.26
Exercised	—	—
Forfeited, cancelled or expired	—	—
Outstanding at June 30, 2013	850,000	$0.26	9.7	$111

Exercisable at June 30, 2013	283,000	$0.26	9.7	$37

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company's common stock on the date of determination for those awards that have an exercise price currently below the closing price.  During the six months ended June 30, 2013 there were no options exercised under the Incentive Plan.

Availability for Future Issuance – As of June 30, 2013, stock options to purchase approximately 1,750,000 shares of the Company's common stock were available for future issuance under the Incentive Plan.

4. INCOME TAXES

The benefit (expense) from income taxes consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Current	$—	$—	$—	$—
Deferred	377	2,582	757	807
	$377	$2,582	$757	$807
Less: Changes in valuation allowance	(377)	(2,582)	(757)	(807)
Total	$—	$—	$—	$—

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

5. EARNINGS (LOSS) PER SHARE

The Company computes basic Earnings (Loss) Per Share ("EPS") based solely on the weighted average number of shares of its common stock outstanding during the period in accordance with authoritative guidance issued by the FASB. Diluted EPS reflects all potential dilution of common stock. For the six months ended June 30, 2013 and 2012, 850,000 and 0, respectively, shares attributable to outstanding options, were excluded from the calculation of diluted EPS because the effect was antidilutive.

6. LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise refers to unsecured obligations that will be accounted for under any bankruptcy plan. Generally, actions to enforce or otherwise effect payment of liabilities arising prior to the commencement of the Bankruptcy Cases ("Pre-Petition Liabilities") are stayed.  Pre-Petition liabilities that are subject to compromise to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.  These liabilities represent the estimated amount expected to be allowed on known or potential claims to be resolved through the Bankruptcy Cases, and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of collateral securing the claims, proofs of claim, or other events.  Liabilities subject to compromise also include certain items that may be assumed under a plan of reorganization, and as such, may be subsequently reclassified to liabilities not subject to compromise.  Unless otherwise provided for in the Bankruptcy Code or any "claims bar date order" entered in the Bankruptcy Cases, holders of pre-petition claims were required to file proofs of claims by the "bar date" established with approval of the Bankruptcy Court.

The Bankruptcy Court established claims barred date of April 18, 2012 by which certain claims against the Debtors had to be filed if the claimants wish to receive any distribution in the Bankruptcy Cases.  When the bar date was established, the creditors were notified of the bar date and the requirement to file a proof of claim with the Bankruptcy Court.  Differences between liability amounts estimated by the Debtors and claims filed by creditors are being investigated and, if necessary, the Bankruptcy Court will make a final determination of the amount of any allowable claim.  The Bankruptcy Court approved the Plan whereby all allowed creditor claims would be fully paid by the Debtors.  The Company has reconciled and paid all of the remaining liabilities that were subject to compromise, and for the three and six months ended June 30, 2013 the Company realized a gain on liabilities subject to compromise of $0 and $25, respectively, which is reflected in the Company's consolidated statement of operations.

Liabilities subject to compromise consisted of the following:

December 31, 2012
Due to Licensors	$337
Accounts Payable and Accrued Expenses	621
Total	$958

Liabilities subject to compromise included trade accounts payable related to pre-bankruptcy petition purchases.

7. SEVERANCE AND EXIT COSTS

During the six months ended June 30, 2013, in connection with the termination of discontinued operations, the Company recorded income in the amount of approximately $(418), mostly from the settlement of certain exit costs.

A summary of the actions taken for exit costs recorded in income from discontinued operations and the estimated remaining liability associated with such costs are as follows:

	Total Expenses (Income)	Remaining Liability as of June 30, 2013
Severance and related costs	$—	$87
Other professional fees	18	—
Termination of contracts and leases	(436)	43
Total	$(418)	$130

The remaining liability for severance and exit costs, which are included in current liabilities of discontinued operations, will be paid in accordance with the provisions of the contractual agreements and payments are expected to be completed at various times through 2013.

8. DISCONTINUED OPERATIONS

In connection with its on-going evaluation of each of its business units, the management of the Company recommended to the Board of Directors that based upon the substantial operational losses and declining revenues being incurred by the Company's international operations, such operations should be discontinued. Accordingly, on August 16, 2012, the Board of Directors determined to discontinue the operations of its UK Subsidiary, 4Kids International, effective September 30, 2012.  Pursuant to the Asset Purchase Agreement and the corresponding assets sold and due to their continued lack of profitability, effective June 30, 2012, the Company terminated the operations of 4Kids Ad Sales, 4Kids Productions, 4Kids Music and 4Kids Home Video. Additionally, effective September 30, 2010, the Company terminated the operations of TC Digital and TC Websites. The results of operations for the advertising media and broadcast segment, television and film production/distribution segment and the trading card and game distribution segment are reported as a discontinued operation and the accompanying consolidated financial statements have been reclassified for all prior periods to report the assets, liabilities and operating results of this business (See Note 1).

The following are the summarized results of discontinued operations for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net revenues	$—	$805	$—	$1,626
Total income (expenses)	454	(6,326)	733	(10,644)
Income (loss) from discontinued operations	$454	$(5,521)	$733	$(9,018)

Income from discontinued operations for the six months ended June 30, 2013 includes a gain of $344 resulting from the reclassification of accumulated translation adjustments from accumulated other comprehensive income and income of $418, mostly from the settlement of certain exit costs.

The major classes of assets and liabilities of the discontinued operations on the balance sheet are as follows:

	June 30, 2013	December 31, 2012
ASSETS
Accounts receivable – net	$20	$230
Prepaid and other current assets	—	37
Current assets of discontinued operations	$20	$267

Property and equipment - net	$—	$1
Non-current assets of discontinued operations	$—	$1

LIABILITIES
Due to licensors	$—	$—
Accounts payable and accrued expenses	1,148	1,859
Current liabilities of discontinued operations	$1,148	$1,859

9. LEGAL PROCEEDINGS

TCD International, Ltd. - On February 12, 2010, Home Focus Development, Ltd., a British Virgin Islands corporation ("Home Focus"), filed suit against the Company in the United States District Court for the Southern District of New York. Home Focus alleged that the Company owed Home Focus $1,075 under an Interest Purchase Agreement among the Company, Home Focus and TC Digital entered into on March 2, 2009, pursuant to which the Company acquired a 25% ownership interest in TCD International, Ltd. ("TDI").

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

Cornerstone Patent Technologies, LLC – On April 25, 2011, Cornerstone Patent Technologies, LLC ("Cornerstone") filed proof of claim No. 20 (the "Cornerstone Claim") against the Debtors in the Bankruptcy Cases in the amount of $3,300.  Other than filing the Cornerstone Claim, Cornerstone has not commenced litigation against the Debtors.  The Cornerstone Claim alleges (i) breach of a Patent License Agreement dated September 10, 2007 by non-Debtors TC Digital and TC Websites; (ii) breach of Patent Purchase Agreement dated by September 7, 2007, by 4Kids Technology for failing to notify Cornerstone of alleged wrongdoing by TC Digital and TC Websites; (iii) unfair competition; (iv) tortious interference with contract; (v) unjust enrichment; and (vi) piercing the corporate veil.  The Company disputes the Cornerstone Claim in its entirety.  On November 12, 2012, the Company filed a motion with the Bankruptcy Court to estimate the Cornerstone Claim at $0 or in the alternative disallow the claim.  On December 5, 2012, the Bankruptcy Court entered an agreed order between the Company and Cornerstone providing that on the effective date of the Plan, the Debtors would establish a disputed claims reserve on account of the Cornerstone Claim in the amount of $228, without prejudice to (i) Cornerstone's rights to pursue an allowed claim or judgment against the Debtors in an amount greater than the reserve, with such allowed claim or judgment to be paid pursuant to the Plan and (ii) the Debtors' rights to defend, contest or otherwise oppose on any grounds, the Cornerstone Claim or any other claims or litigation asserted by or on behalf of Cornerstone or any other party.  The parties have had discussions regarding the possible resolution of the Cornerstone Claim. There can be no assurance that the parties will conclude their settlement discussions satisfactorily.  The Cornerstone Claim remains a disputed claim in the Bankruptcy Cases.  If the Cornerstone Claim is not settled, it may need to be litigated by the Company.

The Company plans to vigorously defend itself in these matters.

Lehman Brothers, Inc. Claim - The Company believes that Lehman Brothers, Inc., the securities broker-dealer that purchased the auction rate securities on behalf of the Company violated its legal obligations to the Company.  As a result, the Company took various measures to obtain appropriate legal relief, including initiating an arbitration on April 3, 2008 against Lehman Brothers, Inc. ("Lehman") and the brokers who had serviced the Company's Lehman account with the Financial Industry Regulatory Authority.  On September 15, 2008, Lehman Brothers Holdings, Inc., the parent company of Lehman Brothers, Inc., filed for bankruptcy.  The Company's arbitration proceeding was stayed by the Lehman bankruptcy.  On September 16, 2008, Barclays PLC announced that it had reached an agreement to purchase the assets of Lehman Brothers Holdings, Inc.'s North American operations, including substantial assets of Lehman Brothers, Inc.  The Lehman-Barclays transaction was approved by the United States Bankruptcy Court for the Southern District of New York on September 20, 2008.  On September 19, 2008, the Securities Investor Protection Corporation ("SIPC") filed a proceeding, placing Lehman Brothers, Inc. in liquidation under the Securities Investor Protection Act ("SIPA").  SIPC, pursuant to its authority under SIPA, has acted to facilitate the transfer of Lehman Brothers, Inc.'s customer accounts (including the Company's accounts) to Barclays, PLC.  In late September, 2009, the Company filed a proof of claim against Lehman Brothers, Inc. in the United States Bankruptcy Court for the Southern District of New York. The principal amount of the claim was approximately $31,500 plus interest. In addition, the proof of claim requested treble damages. The proof of claim is a general unsecured claim. The Company's claim against Lehman Brothers, Inc. is still pending and there has been no determination made as to the validity or allowed amount of the claim.  On October 18, 2011, the Company entered into a settlement agreement and general release with the brokers who had serviced the Company's account with Lehman Brothers, Inc. in exchange for a payment to the Company of approximately $489. The trustee in the Lehman Brothers, Inc. bankruptcy proceeding is expected to begin the claims resolution process with respect to the unsecured claims at some point in 2013.

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

On the effective date of the Plan, the Company commenced paying creditors holding undisputed, allowed claims the full amount of such allowed claims. The Company and its counsel have also negotiated various settlement agreements with creditors holding disputed claims.  The Company has filed objections to the remaining disputed claims and, if the disputed claims are not satisfactorily resolved, the disputed claims may need to be litigated in the Bankruptcy Court or in other courts or administrative bodies. The cost and expense to litigate disputed claims as well as any damages which may be awarded to the holders of such disputed claims may have a material adverse effect on the Company's financial position or the results of its operations or cash flows.

10. NONCONTROLLING INTEREST

Pinwrest Development Group LLC - On January 17, 2013, 4LC Technology and certain other investors entered into an operating agreement of Pinwrest, with 4LC Technology owning 70% of Pinwrest's membership interests and the minority members owning 30% of Pinwrest's membership interests.  Pinwrest is treated as a consolidated subsidiary of the Company as a result of its majority ownership.

Noncontrolling interest of membership units in Pinwrest represents the minority members' proportionate share of the equity in the entity. Income is allocated to the membership units' minority interest based on the ownership percentage throughout the year.  The following table summarizes the noncontrolling interest's loss attributable to the noncontrolling equity interest in Pinwrest:

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Pinwrest net loss before common units' noncontrolling interest	$(135)	$(382)
Noncontrolling interest percentage	30%	30%
Noncontrolling interest loss allocation	(41)	(115)
Less: Capital contribution from noncontrolling interest	—	—
Loss attributable to noncontrolling interest	$(41)	$(115)

11. NONCONTROLLING INTEREST RELATED TO DISCONTINUED OPERATIONS

As of January 1, 2009, all earnings and losses of a subsidiary are attributed to both the parent and the noncontrolling interest, even if the losses attributable to the noncontrolling interest result in a deficit noncontrolling interest balance.  Previously, any losses exceeding the noncontrolling interest's investment in the subsidiaries were attributed to the parent.

Effective September 30, 2010, the Company has terminated the operations of TC Digital and TC Websites due to their continued lack of profitability.  As a consequence of the termination of their operations, TC Digital and TC Websites ceased supporting the Chaotic trading card game and website, effective October 1, 2010 (see Note 8, Discontinued Operations).

a) TC Digital Games LLC - TC Digital was formed in December 2006.  4Kids Digital has owned 55% of TC Digital's membership interests, and Chaotic USA Entertainment Group, Inc. ("CUSA") has owned the remaining 45% of TC Digital's membership interests, since December 2007.  TC Digital is treated as a consolidated subsidiary of the Company as a result of its majority ownership and its right to break any deadlocks within the TC Digital Management Committee.

Noncontrolling interest of membership units in TC Digital represents the noncontrolling members' proportionate share of the equity in the entity. Income is allocated to the membership units' noncontrolling interest based on the ownership percentage throughout the year. As of June 30, 2013, the noncontrolling member continued to hold 45% of the equity in the entity.  The following table summarizes the noncontrolling interest's income (loss) attributable to the noncontrolling equity interest in TC Digital:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
TC Digital net income (loss) before common units noncontrolling interest	$442	$—	$442	$(3)
Noncontrolling interest percentage	45%	45%	45%	45%
Noncontrolling interest income (loss) allocation	199	—	199	(1)
Less: Capital contribution from noncontrolling interest	—	—	—	—
Income (loss) attributable to noncontrolling interest	$199	$—	$199	$(1)
As of June 30, 2013, the loss in excess of noncontrolling interest for TC Digital absorbed by 4Kids Digital, in the aggregate, since the formation of such entity is $21,838.

b) TC Websites LLC - Under the terms of the TC Websites' Operating Agreement, 4Kids Websites and CUSA are each entitled to elect two managers to TC Websites' Management Committee, with 4Kids Websites having the right to break any deadlocks on TC Websites' Management Committee with respect to operational matters.  TC Websites is treated as a consolidated subsidiary of the Company as a result of its majority ownership and its right to break any deadlocks within the TC Websites Management Committee.

As of June 30, 2013, the noncontrolling member held 45% of the equity in the entity.  The following table summarizes the noncontrolling interest's income (loss) attributable to the noncontrolling equity interest in TC Websites:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
TC Websites net income (loss) before common units noncontrolling interest	$—	$—	$—	$—
Noncontrolling interest percentage	45%	45%	45%	45%
Noncontrolling interest income (loss) allocation	—	—	—	—
Less: Capital contribution from noncontrolling interest	—	—	—	—
Income (loss) attributable to noncontrolling interest	$—	$—	$—	$—

As of June 30, 2013, the loss in excess of noncontrolling interest for TC Websites absorbed by 4Kids Websites in the aggregate since the formation of such entity is $6,038.

12. SUBSEQUENT EVENTS

Subsequent events were evaluated by the Company through the date the financial statements were issued.

There were no events that occurred subsequent to June 30, 2013 that would require recognition or disclosure in the Company's consolidated financial statements.

13. SEGMENT AND RELATED INFORMATION

The Company has two reportable segments: (i) Entertainment and Brand Licensing and (ii) IsoBLOX™ and Sports Licensing/Distribution.  The Company's reportable segments are strategic business units, which, while managed separately, work together as a vertically integrated entertainment company.  The Company's management regularly evaluates the performance of each segment based on its net revenues, profit and loss after all expenses, including interest income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  All inter-segment transactions have been eliminated in consolidation.

	Entertainment and Brand Licensing	IsoBLOX™ and Sports Distribution/ Licensing	Total
Three Months Ended June 30, 2013:
Net revenues from external customers	$139	$97	$236
Reorganization items	(59)	—	(59)
Segment loss	(1,070)	(205)	(1,275)

2012:
Net revenues from external customers	$1,483	$—	$1,483
Reorganization items	(1,081)	—	(1,081)
Gain on litigation	—	—	—
Segment loss	(666)	—	(666)

Six Months Ended June 30, 2013:
Net revenues from external customers	$391	$102	$493
Reorganization items	(110)	—	(110)
Segment loss	(2,058)	(505)	(2,563)
Segment assets	2,345	2,712	5,057

2012:
Net revenues from external customers	$2,745	$—	$2,745
Reorganization items	(1,629)	—	(1,629)
Gain on litigation	8,000	—	8,000
Segment income	6,853	—	6,853
Segment assets	9,615	—	9,615

Net revenues from external customers and segment loss from discontinued operations have been excluded and are disclosed in Note 8.  Additionally, segment assets relating to discontinued operations of $20 and $4,913 for the six months ended June 30, 2013 and 2012, respectively, have also been excluded from segment reporting.

******

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands of dollars unless otherwise specified)

Overview

The Company's operating results for the six months ended June 30, 2013 were primarily impacted by the Company transitioning out of bankruptcy, and the reorganization of its business moving forward.  Following the effective date of the Plan, many of the Company's efforts were focused on building the business for the future.  Much of the Company's resources were spent on renewing existing licenses and licensees, and seeking out new properties and/or brands for future representation.  During the first six months of 2013, the Company renewed two long-standing representation agreements with the "American Kennel Club®" and Artlist's "The Dog and Friends", as part of its ongoing efforts to continue to grow the Company's core licensing business.  These renewed licenses, as well as the Company's existing portfolio of properties, are expected by the Company to serve as a foundation to re-establish its overall licensing business.

In addition, during January 2013, the Company, together with certain investors, formed Pinwrest, a Delaware limited liability company, in which the Company indirectly owns 70% of the membership interest.  In February 2013, the Company acquired through Pinwrest the Patent (and certain related assets) from TDG (see Note 1 of the consolidated financial statements).  During the first six months of 2013, the management of Pinwrest has been working to further enhance the technology within this Patent, and to develop various products which could have applications in a number of industries.

These initiatives, while important to the future of the Company, did not translate into significant revenues during the first six months of 2013.

Our ability to achieve and maintain profitability and positive cash flow is dependent upon the success of our reorganizational efforts and a number of other factors, including our ability to generate additional revenues.

General

The Company receives revenues from licensing and product sales.  The Company historically has derived a substantial portion of its licensing revenues from a small number of Properties and brands, which usually generate revenues for only a limited period of time. The Company's revenues are highly subject to changing trends in the youth oriented markets, sports and specialty brands, potentially causing dramatic increases and decreases from year to year due to the popularity of particular Properties or brands. It is not possible to accurately predict the length of time a Property or brand will be commercially successful and/or if a Property or brand will be commercially successful at all. The popularity of Properties or brands can vary from months to years. As a result, the Company's revenues from particular Properties or brands may fluctuate significantly between comparable periods.

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

Pursuant to the Asset Purchase Agreement and the corresponding assets sold and due to their continued lack of profitability, effective June 30, 2012, the Company terminated the operations 4Kids Music, 4Kids Home Video, 4Kids Production and 4Kids Ad Sales.  The closure of the business of these wholly-owned subsidiaries resulted in the Company being reduced to having operations in only the licensing business segment in 2012.

Effective September 30, 2012, the Company's wholly-owned subsidiary, 4Kids International terminated its operations.  4Kids International, based in London, England, managed Properties represented by the Company in the United Kingdom ("UK") and European marketplaces.  The closing of 4Kids International will enable the Company to further reduce costs and focus on its core licensing business.

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

Critical Accounting Policies

The Company's accounting policies are fully described in Note 2 of the notes to the Company's consolidated financial statements. Below is a summary of the critical accounting policies, among others, that management believes involve significant judgments and estimates used in the preparation of the Company's consolidated financial statements.

Reorganization Items - The Company's costs relate to professional, consulting and trustee fees in conjunction with the filing of the Bankruptcy Cases.  These types of expenditures are expensed as incurred and reported as reorganization items.

Other Estimates - The Company estimates reserves for uncollectible receivables. The Company estimates the amount of uncollectible receivables by monitoring delinquent accounts and estimating a reserve based on contractual terms and other customer specific issues.

Revenue Recognition - The Company's revenue recognition policies are appropriate to the circumstances of its business.  See Note 2 of the notes to the Company's consolidated financial statements for a discussion of these revenue recognition policies.

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company continually evaluates the policies and estimates that it uses to prepare its consolidated financial statements.  In general, management's estimates and assumptions are based on historical experience, known trends or events, information from third-party professionals and other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making the judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

Recently Adopted Accounting Standards – In February 2013, the Financial Accounting Standards Board ("FASB") issued an accounting standards update that requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amounts are required to be reclassified in their entirety to net income.  For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other required disclosures that provide additional detail about those amounts.  This guidance was effective January 1, 2013.

Recently Issued Accounting Standards –There have been no recent accounting pronouncements expected to have a material impact on the Company's financial condition or results of operations and cash flow.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenues for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenues	100%	100%	100%	100%

Costs and expenses:
Selling, general and administrative	608	72	598	82
Cost of product sales	7	—	4	—
Total costs and expenses	615	72	602	82

(Loss) income from operations	(515)	28	(502)	18

Other income (expense):
Interest expense	—	—	(1)	—
Total other expense	—	—	(1)	—

(Loss) income from continuing operations before reorganization and litigation items	(515)	28	(503)	18
Reorganization items	(25)	(73)	(22)	(59)
Gain on settlement of pre-petition liabilities	—	—	5	—
Gain on litigation	—	—	—	291

(Loss) income from continuing operations	(540)	(45)	(520)	250
Income (loss) from discontinued operations	192	(372)	149	(329)
Net loss	(348)	(417)	(371)	(79)

Loss attributable to noncontrolling interests, continuing operations	17	—	23	—
Income attributable to noncontrolling interests, discontinued operations	(84)	—	(40)	—
Net loss attributable to 4Licensing Corporation	(415)%	(417)%	(388)%	(79)%

Three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012.

Revenues

Revenues by reportable segment and for the Company as a whole were as follows:

For the three months ended June 30, 2013 and 2012

	2013	2012	$ Change	% Change
Entertainment and Brand Licensing	$139	$1,483	$(1,344)	(91)%
IsoBLOX™ and Sports Distribution/Licensing	97	—	97	—
Total	$236	$1,483	$(1,247)	(84)%

For the six months ended June 30, 2013 and 2012

	2013	2012	$ Change	% Change
Entertainment and Brand Licensing	$391	$2,745	$(2,354)	(86)%
IsoBLOX™ and Sports Distribution/Licensing	102	—	102	—
Total	$493	$2,745	$(2,252)	(82)%

In the Entertainment and Brand Licensing segment, decreased revenues for the three and six months ended June 30, 2013 were primarily attributable to reduced licensing revenues on the "Yu-Gi-Oh!" Property of $1,402 and $2,503, respectively.

The "Yu-Gi-Oh!" Property, which was sold pursuant to the Asset Purchase Agreement, was the largest contributor in the three and six months ended June 30, 2012, representing approximately 95% and 91%, respectively, of the Company's revenues.

The IsoBLOX™ and Sports Distribution/Licensing segment recorded its initial revenues during the six months ended June 30, 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 34%, or $367, to $1,435 for the three months ended June 30, 2013, when compared to the same period in 2012.  The increase was primarily attributable to:

(i)	increased unallocated costs due to discontinued operations of approximately $910; and
(ii)	increased professional fees of $180; substantially offset by
(iii)	decreased personnel costs of approximately $550; and
(iv)	decreased selling expense of approximately $70; and
(v)	a decrease in loss from foreign exchange of approximately $40; as well as
(vi)	a decrease in insurance expense of approximately $20.

Selling, general and administrative expenses increased 30%, or $686, to $2,949 for the six months ended June 30, 2013, when compared to the same period in 2012.  The increase was primarily attributable to:

(i)	increased unallocated costs due to discontinued operations of approximately $1,570; and
(ii)	increased professional fees of approximately $230; as well as
(iii)	increased selling expenses of approximately $40; substantially offset by
(iv)	decreased personnel costs of approximately $1,110; and
(v)	decreased general office expenses of approximately $75.

Cost of Product Sales

Cost of product sales represents finished goods inventory costs primarily relating to IsoBLOX™ and sports products sold during the three and six months ended June 30, 2013.

Interest Expense

Interest expense had no change and increased $3, to $3 for the three and six months ended June 30, 2013, respectively, as compared to the same period in 2012, as a result of interest paid on pre-petition bankruptcy claims to creditors.

Reorganization Items

Reorganization costs decreased 95% or $1,022, to $59 and 93%, or $1,519, to $110 for the three and six months ended June 30, 2013, when compared to the same periods in 2012.  These costs included professional and consulting fees charged for services retained in connection with the Bankruptcy Cases, as well as fees paid to the Office of the United States Trustee. The decrease was due to a reduction in these costs as a result of the Company's emergence from bankruptcy on December 21, 2012.

Income (Loss) From Continuing Operations Before Income Taxes

For the three months ended June 30, 2013 and 2012

	2013	2012	$ Change	% Change
Entertainment and Brand Licensing	$(1,070)	$(666)	$(404)	(61)%
IsoBLOX™ and Sports Distribution/Licensing	(205)	—	(205)	—
Total	$(1,275)	$(666)	$(609)	(91)%

For the six months ended June 30, 2013 and 2012

	2013	2012	$ Change	% Change
Entertainment and Brand Licensing	$(2,058)	$6,853	$(8,911)	(130)%
IsoBLOX™ and Sports Distribution/Licensing	(505)	—	(505)	—
Total	$(2,563)	$6,853	$(9,416)	(137)%

In the Entertainment and Brand Licensing segment, the increase in segment loss for the three months ended June 30, 2013, as compared to the same period in 2012, was primarily attributable to reduced licensing revenues on the "Yu-Gi-Oh!" Property of $1,402, partially offset by reduced reorganization costs of $1,022 as a result of the Company's emergence from bankruptcy on December 21, 2012.

In the Entertainment and Brand Licensing segment, the increase in segment loss for the six months ended June 30, 2013, as compared to income in the same period in 2012, was primarily attributable to the receipt of the payment to the Company in the amount of $8,000 based upon the order of the Bankruptcy Court approving the Settlement Agreement becoming a final order which resulted in the Company recognizing a gain on litigation settlement of $8,000 in 2012.

The IsoBLOX™ and Sports Distribution/Licensing segment recorded a loss of $205 and $505, respectively, for the three and six months ended June 30, 2013.

Income Taxes

The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. The Company records a valuation allowance when it is more likely than not that all or some portion of the deferred tax assets will not be realized. In view of the level of deferred tax assets as of June 30, 2013, and the Company's historical losses from operations, the Company has determined that a full valuation allowance against its net deferred tax assets is required.

In the event that the Company earns pre-tax income in the future such that it will be able to use some or all of its deferred tax assets, the Company will reduce or eliminate the valuation allowance.  If the Company were to reverse the valuation allowance, in whole or in part, the Company's consolidated statement of operations for such reporting period would record a reduction in income tax expense and an increase in net income, to the extent of the reversal of the valuation allowance.

As the Company incurred a net loss for the three and six months ended June 30, 2013, it did not record an income tax (benefit) expense.  Since it is more likely than not that the Company will continue to have taxable losses for the foreseeable future, it did not record a tax benefit.

The Company did not record income tax expense for the three and six months ended June 30, 2012 as it had available net operating loss and capital loss carryforwards to offset any taxable income.  The Company did not reduce its valuation allowance against its deferred tax assets as it was more likely than not that the Company would not be able to realize its deferred tax assets.

The Company files in multiple tax jurisdictions and from time to time is subject to audit in certain tax jurisdictions.  The Company is no longer subject to examinations by income tax authorities in most jurisdictions for years prior to 2009.

Income (Loss) from Continuing Operations

As a result of the above, the Company had a loss from continuing operations of $1,275 and $666 for the three months ended June 30, 2013 and 2012, respectively.  Additionally, the Company had a loss from continuing operations for the six months ended June 30, 2013 of $2,563 as compared to income from continuing operations for the six months ended June 30, 2012 of $6,853.

Discontinued Operations

In connection with its on-going evaluation of each of its business units, the management of the Company recommended to the board of directors of the Company (the "Board of Directors") that based upon the substantial operational losses and declining revenues being incurred by the Company's international operations, such operations should be discontinued. Accordingly, on August 16, 2012, the Company's Board of Directors determined to discontinue the operations of its UK subsidiary, 4Kids International, effective September 30, 2012.  The results of operations for the international business is reported as a discontinued operation and the accompanying consolidated financial statements have been reclassified for all prior periods to report the assets, liabilities and operating results of this business as discontinued operations.

On July 2, 2012, the Company completed the sale of certain of its assets pursuant to the Asset Purchase Agreement.  The assets sold by the Debtors to the Konami Bidder included, inter alia, all of Debtors' right, title and interest in and to the business of Debtors relating to and commercial use of Yu-Gi-Oh!, the Japanese manga (also known as cartoon or comic) created by Kazuki Takahashi and the related brand and franchise, as well as other assets relating to the Konami Purchased Business.  The Konami Purchased Assets also included the Konami Agreement, related to, inter alia sales of Yu-Gi-Oh! trading cards and video games.  The assets sold by the Debtors to the Saban Bidder included, inter alia, all of Debtors' right, title and interest in and to the television business of the Debtors, including The CW Agreement and the television episodes and rights related thereto, as well as other assets relating to the Saban Purchased Business.

Pursuant to the Asset Purchase Agreement and the corresponding assets sold, and due to their continued lack of profitability, effective June 30, 2012, the Company terminated the operations of 4Kids Ad Sales, 4Kids Productions, 4Kids Music and 4Kids Home Video.  Additionally, effective September 30, 2010, the Company terminated the operations of TC Digital and TC Websites.  The results of operations of the following segments are reported in the Company's consolidated financial statements as discontinued operations (see Note 8):

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

The Advertising Media and Broadcast segment also generated revenues from the sale of advertising on the Company's multiple websites.  These websites also showcased and promoted The CW4Kids, as well as its many Properties.

•	Television and Film Production/Distribution - The Television and Film Production/Distribution business segment consisted of the operations of the following wholly-owned subsidiaries of the Company: 4Kids Productions; 4Kids Music; and 4Kids Home Video. 4Kids Productions produced and adapted animated and live-action television programs and theatrical motion pictures for distribution to the domestic and international television, home video and theatrical markets. 4Kids Music composed original music for incorporation into television programming produced by 4Kids Productions and markets and managed such music. 4Kids Home Video distributed home videos associated with television programming produced by 4Kids Productions.

•	Trading Card and Game Distribution - Through its wholly-owned subsidiary, 4Kids Digital, the Company owns 55% of TC Digital, a Delaware limited liability company, which produced, marketed and distributed the "Chaotic" trading card game. Through its wholly-owned subsidiary, 4Kids Websites, the Company owns 55% of TC Websites, a Delaware limited liability company, which owns and operated www.chaoticgame.com, the companion website for the "Chaotic" trading card game. TC Digital and TC Websites are the exclusive licensees of certain patents covering the uploading of coded trading cards to a website where online game play and community activities occur. Effective September 30, 2010, the Company terminated the operations of TC Digital and TC Websites due to their continued lack of profitability. As a consequence of the termination of their operations, TC Digital and TC Websites ceased supporting the Chaotic trading card game and website, effective October 1, 2010.

The following are the summarized results of discontinued operations for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenues	$—	$805	$—	$1,626
Total income (expenses)	454	(6,326)	733	(10,644)
Income (loss) from discontinued operations	$454	$(5,521)	$733	$(9,018)

Liquidity and Capital Resources

Financial Condition

Cash and cash equivalents as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012	$ Change

Cash and cash equivalents	$1,752	$9,011	$(7,259)

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

The Company will consider all alternatives available to generate additional cash to fund its operations, including, but not limited to sales of assets, issuance of equity or debt securities, and other third party arrangements.

Sources and Uses of Cash

Cash flows for the six months ended June 30, 2013 and 2012 were as follows:

Sources (Uses)	2013	2012
Operating Activities	$(6,785)	$3,369
Investing Activities	(1,117)	—
Financing Activities	643	—

Working (deficit) capital, consisting of current assets less current liabilities, was $(596) as of June 30, 2013 and $3,683 as of December 31, 2012.

Operating Activities
2013
Net cash used in operating activities for the six months ended June 30, 2013 of $6,785 primarily reflects the payments of severance and professional fees and funding of the operating loss for the period ended June 30, 2013.

2012
Net cash provided by operating activities for the six months ended June 30, 2012 of $3,369 primarily reflects the receipt of a payment to the Company in the amount of $8,000 based upon the order of the Bankruptcy Court approving the Settlement Agreement becoming a final order.

Investing Activities
2013
Net cash used in investing activities for the six months ended June 30, 2013 of $1,117 reflects $2,100 used in the purchase of IsoBLOX™ assets and $17 used in the purchase of property and equipment, offset by $1,000 of proceeds from the release of escrow related to the sale of certain assets.

2012
There was no net cash provided by, or used in, investing activities for the six months ended June 30, 2012.

Financing Activities
2013
Net cash provided by financing activities for the six months ended June 30, 2013 of $643 reflects the capital contribution from the noncontrolling interests in Pinwrest Development Group.

2012
There was no net cash provided by, or used in, financing activities for the six months ended June 30, 2012.

Forward Looking Information and Risk Factors That May Affect Future Results

This Quarterly Report on Form 10-Q, including the section titled "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements that relate to future events or our future financial performance. We may also make written and oral forward-looking statements in our Securities and Exchange Commission ("SEC") filings and otherwise. Where possible we identify such statements by using words such as "believe," "expect," "intend," "estimate," "anticipate," "will," "project," "plan" and similar expressions in connection with any discussion of future operating or financial performance. Any forward-looking statements are and will be based upon our then-current expectations, estimates and assumptions regarding future events and are applicable only as of the dates of such statements. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements. Such risks and uncertainties include those described in this Quarterly Report on Form 10-Q and in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC, as well as other factors. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Rate Fluctuations

From time to time, the Company may be exposed to the risk of future currency exchange rate fluctuations, which is accounted for as an adjustment to stockholders' equity and changes in the exchange rates between various foreign currencies and the U.S. dollar may, as a result, have an impact on the accumulated other comprehensive loss component of stockholders' equity reported by the Company, and such effect may be material in any individual reporting period. The Company is no longer a party to any market risk sensitive instruments, or any derivative contracts or other arrangements that may reduce such market risk.

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

We completed an evaluation under the supervision and with participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer has concluded that as of June 30, 2013, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

(b) There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings.

TCD International, Ltd. - On February 12, 2010, Home Focus Development, Ltd., a British Virgin Islands corporation ("Home Focus"), filed suit against the Company in the United States District Court for the Southern District of New York. Home Focus alleged that the Company owed Home Focus $1,075 under an Interest Purchase Agreement among the Company, Home Focus and TC Digital entered into on March 2, 2009, pursuant to which the Company acquired a 25% ownership interest in TCD International, Ltd. ("TDI").

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

Cornerstone Patent Technologies, LLC – On April 25, 2011, Cornerstone Patent Technologies, LLC ("Cornerstone") filed proof of claim No. 20 (the "Cornerstone Claim") against the Debtors in the Bankruptcy Cases in the amount of $3,300.  Other than filing the Cornerstone Claim, Cornerstone has not commenced litigation against the Debtors.  The Cornerstone Claim alleges (i) breach of a Patent License Agreement dated September 10, 2007 by non-Debtors TC Digital and TC Websites; (ii) breach of Patent Purchase Agreement dated by September 7, 2007, by 4Kids Technology for failing to notify Cornerstone of alleged wrongdoing by the TC Digital and TC Websites (iii) unfair competition; (iv) tortious interference with contract; (v) unjust enrichment; and (vi) piercing the corporate veil.  The Company disputes the Cornerstone Claim in its entirety.  On November 12, 2012, the Company filed a motion with the Bankruptcy Court to estimate the Cornerstone Claim at $0 or in the alternative disallow the claim.  On December 5, 2012, the Bankruptcy Court entered an agreed order between the Company and Cornerstone providing that on the effective date of the Plan, the Debtors would establish a disputed claims reserve on account of the Cornerstone Claim in the amount of $228, without prejudice to (i) Cornerstone's rights to pursue an allowed claim or judgment against the Debtors in an amount greater than the reserve, with such allowed claim or judgment to be paid pursuant to the Plan and (ii) the Debtors' rights to defend, contest or otherwise oppose on any grounds, the Cornerstone Claim or any other claims or litigation asserted by or on behalf of Cornerstone or any other party.  The parties have had discussions regarding the possible resolution of the Cornerstone Claim. There can be no assurance that the parties will conclude their settlement discussions satisfactorily.  The Cornerstone Claim remains a disputed claim in the Bankruptcy Cases.  If the Cornerstone Claim is not settled, it may need to be litigated by the Company.

The Company plans to vigorously defend itself in these matters.

Lehman Brothers, Inc. Claim - The Company believes that Lehman Brothers, Inc., the securities broker-dealer that purchased the auction rate securities on behalf of the Company violated its legal obligations to the Company.  As a result, the Company took various measures to obtain appropriate legal relief, including initiating an arbitration on April 3, 2008 against Lehman Brothers, Inc. ("Lehman") and the brokers who had serviced the Company's Lehman account with the Financial Industry Regulatory Authority.  On September 15, 2008, Lehman Brothers Holdings, Inc., the parent company of Lehman Brothers, Inc., filed for bankruptcy.  The Company's arbitration proceeding was stayed by the Lehman bankruptcy.  On September 16, 2008, Barclays PLC announced that it had reached an agreement to purchase the assets of Lehman Brothers Holdings, Inc.'s North American operations, including substantial assets of Lehman Brothers, Inc.  The Lehman-Barclays transaction was approved by the United States Bankruptcy Court for the Southern District of New York on September 20, 2008.  On September 19, 2008, the Securities Investor Protection Corporation ("SIPC") filed a proceeding, placing Lehman Brothers, Inc. in liquidation under the Securities Investor Protection Act ("SIPA").  SIPC, pursuant to its authority under SIPA, has acted to facilitate the transfer of Lehman Brothers, Inc.'s customer accounts (including the Company's accounts) to Barclays, PLC.  In late September, 2009, the Company filed a proof of claim against Lehman Brothers, Inc. in the United States Bankruptcy Court for the Southern District of New York. The principal amount of the claim was approximately $31,500 plus interest. In addition, the proof of claim requested treble damages. The proof of claim is a general unsecured claim. The Company's claim against Lehman Brothers, Inc. is still pending and there has been no determination made as to the validity or allowed amount of the claim.  On October 18, 2011, the Company entered into a settlement agreement and general release with the brokers who had serviced the Company's account with Lehman Brothers, Inc. in exchange for a payment to the Company of approximately $489. The trustee in the Lehman Brothers, Inc. bankruptcy proceeding is expected to begin the claims resolution process with respect to the unsecured claims at some point in 2013.

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

On the effective date of the Plan, the Company commenced paying creditors holding undisputed, allowed claims the full amount of such allowed claims. The Company and its counsel have also negotiated various settlement agreements with creditors holding disputed claims.  The Company has filed objections to the remaining disputed claims and, if the disputed claims are not satisfactorily resolved, the disputed claims may need to be litigated in the Bankruptcy Court or in other courts or administrative bodies. The cost and expense to litigate disputed claims as well as any damages which may be awarded to the holders of such disputed claims may have a material adverse effect on the Company's financial position or the results of its operations or cash flows.

The Company, from time to time, is involved in litigation, contract disputes and claims arising in the ordinary course of its business. Except as described above, the Company does not believe that such litigation to which the Company or any subsidiary of the Company is a party or of which any of their Properties is the subject or any claims made against it will, individually or in the aggregate, have a material adverse effect on the Company's financial position or the results of its operations or cash flows.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2012 ("2012 Annual Report"), which could materially affect our business, financial condition or future results.  The risks described in the 2012 Annual Report are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently do not consider material also may materially adversely affect our business, financial condition and/or operating results.  There have been no material changes from the risk factors disclosed in the 2012 Annual Report.

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

Date: August 14, 2013

By:/s/ Bruce R. Foster
Bruce R. Foster,
Interim Chief Executive Officer
Executive Vice President
and Chief Financial Officer
(principal executive, financial and chief accounting officer)