Form 10-K
period 2013-12-31
4Licensing Corp
filed 2014-03-31
CIK 58592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the $0.39 closing price of Common Stock on June 28, 2013 as reported on the OTC Bulletin Board, was approximately $3,640,089. The calculation of the aggregate market value of voting stock excludes shares of Common Stock held by current executive officers, directors, and stockholders that the registrant has concluded are affiliates of the registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value	13,714,992
(Title of Class)	(No. of Shares Outstanding at March 31, 2014)

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2014 are incorporated by reference into Part III of this Annual Report  on Form 10-K.

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

Liquidity – On December 21, 2012, the Company (including the other Debtors) emerged from bankruptcy and commenced paying creditors in full in respect of each such creditor’s allowed claims.  As of December 31, 2013, the Company has paid all allowed claims and filed an objection to the remaining disputed claim.  Despite the $8,000 cash received from the Yu-Gi-Oh! Settlement (as defined below) and the $14,997 received on the sale of certain of the Company’s assets under the Asset Purchase Agreement (as defined below) during the bankruptcy proceedings, the Company’s overall cash position as of December 31, 2013, together with the costs and settlement of the related claims in connection with the bankruptcy proceedings, provides only limited liquidity to fund the Company’s day-to-day operations.  The Company will consider all alternatives available to generate additional cash to fund its operations, including, but not limited to sales of assets, issuance of equity or debt securities, and other third party arrangements.  There can be no assurance that any of these alternatives will generate additional cash.

The Company’s consolidated financial statements have been prepared assuming that it will be able to continue to operate as a going concern.  The Company’s limited liquidity as of December 31, 2013 and potential settlement of the remaining material unresolved claim, taken together, raise substantial doubt about the Company’s ability to continue as a going concern.

Emerging from Chapter 11 Bankruptcy Proceedings – On April 6, 2011 (the “Petition Date”), the Company and all of its domestic wholly-owned subsidiaries (the “Debtors”) filed voluntary petitions for relief (the “Bankruptcy Cases”) under Title 11 of Chapter 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), which Bankruptcy Cases were jointly administered under Case No. 11-11607.  After filing the Bankruptcy Cases, the Debtors continued to operate as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  As debtors-in-possession, the Debtors were authorized under Chapter 11 of the Bankruptcy Code to continue to operate as an ongoing business. 4Kids Entertainment International, Ltd., (“4Kids International”), the Company’s former subsidiary based in London, England, and TC Digital Games LLC (“TC Digital”) and TC Websites LLC (“TC Websites”), two domestic subsidiaries in each of which the Company holds a majority ownership, were not included in the filing and continued to operate outside the Bankruptcy Court’s jurisdiction.

After the filing of the Bankruptcy Cases, the United States Trustee for the Southern District of New York appointed an official committee of unsecured creditors.

Index
On February 29, 2012, the Company, and Nihon Ad Systems, Inc. and Tokyo Corporation (collectively, the “Licensors”) entered into a Settlement Agreement, dated as of February 27, 2012 (the “Settlement Agreement”), settling all claims brought by the Licensors against the Company and all counterclaims brought by the Company against the Licensors in the Yu-Gi-Oh! Litigation (as hereinafter defined). The Settlement Agreement provided, among other things, for the Licensors to make a payment to the Company in the amount of $8,000 upon the order of the Bankruptcy Court approving the Settlement Agreement becoming final.  On March 9, 2012, the Bankruptcy Court issued an order approving the Settlement Agreement and, accordingly, the Company recognized a gain on litigation settlement of $8,000 (the “Yu-Gi-Oh! Settlement”).  Under the Settlement Agreement, the Licensors acknowledged that the Yu-Gi-Oh! Agreement (hereinafter defined) remained valid, binding and legally enforceable with the Company continuing to serve as the exclusive licensing agent for the merchandise licensing, television broadcast and home video rights to the Yu-Gi-Oh! Property (as hereinafter defined) throughout the world outside of Asia.  The Settlement Agreement further provided for each of the Company and the Licensors to release the other from all claims they may have had against each other, other than certain indemnification claims and claims that may arise under the Settlement Agreement.  The Settlement Agreement also provided that the Settlement Agreement does not constitute an admission by any party of any violation of any agreement or law.  On March 27, 2012, the Company received the payment in the amount of $8,000 pursuant to the Settlement Agreement.

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

Index
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

On October 5, 2012, the Company filed (i) the Disclosure Statement with Respect to Debtors’ Proposed Joint Plan of Reorganization (as may be amended, the “Disclosure Statement”), (ii) the Debtors’ Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code and (iii) a motion establishing deadlines and procedures with respect to the solicitation of votes on the Plan (the “Procedures Motion”).  On October 29, 2012, the Company filed (i) the Amended Disclosure Statement with Respect to Debtors’ Proposed Plan of Reorganization (the “Disclosure Statement”) and (ii) the Debtor’s Amended Joint Plan of Reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. (the “Plan”).  On October 31, 2012, the Bankruptcy Court approved the Procedures Motion and the Disclosure Statement and authorized the Debtors to solicit votes on the Plan.  The Debtors formally commenced solicitation in respect of the Plan in early November 2012.

On December 13, 2012, the Bankruptcy Court entered an order in the Bankruptcy Cases confirming the Plan.  On December 21, 2012, the effective date of the Plan, the Company (including the other Debtors) emerged from bankruptcy and commenced paying creditors in full in respect of each such creditor’s allowed claims.  As of December 31, 2013, the Company has paid all allowed claims and filed an objection to the remaining disputed claim.  In accordance with the Plan, 4Kids reincorporated in Delaware under the name “4Licensing Corporation.” On the effective date of the Plan, 4Kids’ common stock was cancelled and holders of 4Kids’ common stock were issued one (1) share of common stock of 4LC in exchange for each share of 4Kids’ common stock held by them.

Financial Reporting Considerations - The Company’s emergence from bankruptcy did not qualify for fresh start accounting in accordance with ASC Topic 852, Reorganization.

The Company’s business consists of the following two segments:

IsoBLOX™ and Sports Licensing/Distribution – The IsoBLOX™ and Sports Licensing/Distribution business segment consists of the following wholly owned subsidiaries of the Company: 4LC Sports & Entertainment, Inc. (“4LC Sports”), formerly known as 4Kids Ad Sales, Inc., and 4LC Technology, Inc. (“4LC Technology”), formerly known as 4Kids Technology, Inc., which in February 2013, acquired, through Pinwrest Development Group, LLC (“Pinwrest”), of which 70% of the membership interests are owned by 4LC Technology, a patent for the IsoBLOX™ technology (the “Patent”) from The Dodd Group, LLC (“TDG”), a Texas limited liability company. The Patent covers a protective shin guard for use in products in the athletic, recreational, police/military, medical and industrial sectors consisting of an elastomeric sleeve within which is deposited protective plastic material consisting of rigid plates joined together by living hinges. The protective plastic material is solid enough to provide protection, flexible enough to better fit the wearer of the shin guard and is lightweight.

In December 2013, Pinwrest filed a provisional patent application (the “Provisional Patent”) with the U.S. Patent Office covering its newly developed body protection systems and devices that can be used to prevent or limit serious injuries from impacts or collisions during an activity.  The products covered by this Provisional Patent provide body protection systems and devices that can be incorporated into articles of clothing, materials or articles such as seats, linings, or walls of vehicles to reduce the effect of impact.  These body protection devices can form part of headgear, gear, or clothing that is designed to cover and protect one or more parts of a person, such as a military or law enforcement individual, or a professional or recreational athlete.

Index
The protective material uses a combination of energy dispersion and absorption to diffuse the impact on the wearer of the protective gear. The technology covered by the Patent is hereinafter referred to as “IsoBLOX™” technology.

After further development Pinwrest intends to license and distribute the IsoBLOX™ technology in protective gear within the youth, teen and adult markets.

4LC Sports, when operating under the name of 4Kids Ad Sales, Inc., had been engaged in the business of the Company’s advertising media and broadcast segment before the Company discontinued its operations, effective June 30, 2012.  On January 31, 2013, the name of 4Kids Ad Sales, Inc. was changed to 4LC Sports which then started its new business of licensing and distributing sports related brands.

The operations of Pinwrest, 4LC Sports, and 4LC Technology constitute the new “IsoBLOX™ and Sports Licensing/Distribution” business segment of the Company. The Company reports its financial operations from these entities under the  “IsoBLOX™ and Sports Licensing/Distribution” segment.

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

Discontinued Operations - On August 16, 2012, the Board of Directors determined to discontinue the operations of its United Kingdom (“UK”) subsidiary, 4Kids International, effective September 30, 2012.  The results of operations for the international business are reported as a discontinued operation.

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

Pursuant to the Asset Purchase Agreement and the corresponding assets sold, and due to their continued lack of profitability, effective June 30, 2012, the Company terminated the operations of 4Kids Ad Sales, Inc. (“4Kids Ad Sales”), 4Kids Productions, Inc. (“4Kids Productions”), 4Kids Entertainment Music, Inc. (“4Kids Music”) and 4Kids Entertainment Home Video, Inc. (“4Kids Home Video”).  Previously, effective September 30, 2010, the Company terminated the operations of TC Digital and TC Websites.  The results of operations attributable to these entities are reported in the Company’s consolidated financial statements as discontinued operations (see Note 14).

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

Three Properties, “American Kennel Club”, “Dinosaur King” and “Huntik”, represented 21%, 14% and 10%, respectively, for a total of 45% of consolidated net revenues for fiscal 2013.  One Property, “Yu-Gi-Oh!”, which was sold pursuant to the terms of the Asset Purchase Agreement, represented 75% and 64% of consolidated net revenues for fiscal 2012 and 2011, respectively.  Three licensees represented 37% of consolidated net revenues for fiscal 2013.  Two licensees, Konami and JAKKS Pacific, represented 85% of consolidated net revenues for fiscal 2012.  One licensee, Konami, represented 64% of consolidated net revenues for fiscal 2011.  For more information on the Company’s Revenues/Major Customers, please see Note 8 of the notes to the Company’s consolidated financial statements.

Trademarks and Copyrights - Except as provided below, the Company generally does not own any trademarks or copyrights in Properties which the Company represents as a merchandising agent. The trademarks and copyrights are typically owned by the creators of the Properties or by other entities, which may have expended substantial amounts of resources in developing or promoting the Properties.

The Company owns the copyrights and trademarks to the “WMAC Masters” live action television series.  The Company is also a joint copyright holder of the “Chaotic” animated television series.   Additionally, the Company is a joint copyright holder of the “Chaotic” trading card artwork for the “Chaotic” trading card game. The Company also jointly owns the copyright to the “Chaotic” trading card game as it relates to revisions to the original “Chaotic” trading card game previously sold in Denmark.

Index
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

Competition - The Company's principal competitors in its IsoBLOXTM  and Sports Licensing/Distribution business are large sporting goods and apparel companies (e.g, Nike, Evoshield and Under Armour) with consumer products/merchandise and licensing divisions. Many of these companies have substantially greater resources than we do and represent products which have been commercially successful for longer periods than our products. The Company’s principal competitors in its Entertainment and Brand Licensing business are large media companies (e.g., Disney, Time Warner and Nickelodeon, which is owned by Viacom) with consumer products/merchandise licensing divisions, toy companies, other licensing companies, and numerous individuals who act as merchandising agents. There are also many independent product development firms with which the Company competes. Many of these companies have substantially greater resources than the Company and represent properties which have been commercially successful for longer periods than the Properties represented by the Company. The Company believes it would be relatively easy for a potential competitor to enter the market in light of the relatively small investment required to commence operations as a merchandising agent.

Employees - As of March 31, 2014, the Company had a total of 10 employees all of whom were full-time employees in its operations.  During 2013 the Company substantially reduced the number of its employees primarily at its corporate office.

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

Executive Officer of the Company

Name	Age	Employed By Registrant Since	Recent Position(s) Held As Of March 31, 2014
Bruce R. Foster	54	2002	Chief Executive Officer, Executive Vice President and Chief Financial Officer

Item 1A.	Risk Factors.

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

The Company’s overall cash position as of December 31, 2013 provides only limited liquidity to fund the Company’s day-to-day operations. The Company’s independent registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern. We may need to seek additional financing or sell our assets to support our continued operation; however, there are no assurances that any such financing or asset sale can be obtained or achieved on favorable terms, if at all. In view of these conditions, our ability to continue as a going concern depends on our ability to generate sufficient cash flows from our operations or to obtain the necessary financing. The outcome of these matters cannot be predicted at this time. The consolidated financial statements for the year ended December 31, 2013 do not include any adjustment to the amounts and classification of assets and liabilities that might be necessary should we be unable to continue in business. Any such adjustment could be material.

Revenues are largely derived from a small number of Properties and may dramatically decrease if we are not able to develop new revenue sources.

We have historically derived a substantial portion of our licensing revenues from a small number of Properties which usually generate revenues only for a limited period of time.  For the year ended December 31, 2013, we derived approximately 45%, or $549 of our licensing revenues from three Properties – “American Kennel Club”, “Dinosaur King” and “Huntik”.  Our licensing revenues are also subject to the changing trends in the toy, game and entertainment industries.  Consequently, our licensing revenues may dramatically decrease if we are not able to find other revenue sources. In addition, we do not control the timing of the release of products by licensees which can affect both the amount of licensing revenues earned and the periods during which such revenues are recognized.  A significant decrease in our licensing revenues could have a material adverse impact on our financial condition and results of operations.  We expect to derive future product revenue from the sale of IsoBLOX™ related products.  The IsoBLOX™ technology continues to be developed.  There can be no assurance that these products will be commercially viable in the marketplace, that revenues will be derived from such products, or how soon such products will become available for sale, if at all.

Index
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

Index
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

In the IsoBLOXTM and Sports Licensing/Distribution business segment, our principal competitors are large sporting goods and apparel companies (e.g., Nike, Evoshield and Under Armour) with consumer products/merchandise and licensing divisions. Many of these companies have substantially greater resources than we do and represent products which have been commercially successful for longer periods than our products.

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

Item 1B.	Unresolved Staff Comments.

None.

Index
Item 2.	Properties.

The following table sets forth, the location of the Company’s executive office and other properties, the date on which the leases expire and the use which the Company makes of each such facility:

Address	Expiration of Lease	Use	Approximate Square Feet

767 Third Avenue, 17th Floor New York, New York 10017	October 30, 2015	Executive and Administrative Facilities	6,850

3608 Commerce Drive Arnold, Missouri 63010	January 31, 2015	Administrative and General Warehousing	2,500

Item 3.	Legal Proceedings.

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

Cornerstone Patent Technologies, LLC – On April 25, 2011, Cornerstone Patent Technologies, LLC (“Cornerstone”) filed proof of claim No. 20 (the “Cornerstone Claim”) in the Bankruptcy Court against the Debtors in the Bankruptcy Cases in the amount of $3,300.  Other than filing the Cornerstone Claim, Cornerstone has not commenced litigation against the Debtors.  The Cornerstone Claim alleges (i) breach of a Patent License Agreement dated September 10, 2007 by non-Debtors TC Digital and TC Websites; (ii) breach of Patent Purchase Agreement dated by September 7, 2007, by 4Kids Technology for failing to notify Cornerstone of alleged wrongdoing by TC Digital and TC Websites; (iii) unfair competition; (iv) tortious interference with contract; (v) unjust enrichment; and (vi) piercing the corporate veil.  The Company disputes the Cornerstone Claim in its entirety.  On November 12, 2012, the Company filed a motion with the Bankruptcy Court to estimate the Cornerstone Claim at $0 or in the alternative disallow the claim.  On December 5, 2012, the Bankruptcy Court entered an agreed order between the Company and Cornerstone providing that on the effective date of the Plan, the Debtors would establish a disputed claims reserve on account of the Cornerstone Claim in the amount of $228, without prejudice to (i) Cornerstone’s rights to pursue an allowed claim or judgment against the Debtors in an amount greater than the reserve, with such allowed claim or judgment to be paid pursuant to the Plan and (ii) the Debtors’ rights to defend, contest or otherwise oppose on any grounds, the Cornerstone Claim or any other claims or litigation asserted by or on behalf of Cornerstone or any other party.  On August 29, 2013, the Bankruptcy Court entered an order disallowing and expunging the Cornerstone Claim.  As a result, a gain of $443 from the reversal of a liability was recognized during the year ended December 31, 2013 in the income from discontinued operations (see Note 14).

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

On the effective date of the Plan, the Company commenced paying creditors holding undisputed, allowed claims the full amount of such allowed claims. The Company and its counsel have also negotiated various settlement agreements with creditors holding disputed claims.  As of December 31, 2013, the Company has paid all allowed claims and filed an objection to the remaining disputed claim.  If the disputed claim is not satisfactorily resolved, the disputed claim may need to be litigated in the Bankruptcy Court or in other courts or administrative bodies. The cost and expense to litigate the disputed claim as well as any damages which may be awarded to the holder of such disputed claim may have a material adverse effect on the Company’s financial position or the results of its operations or cash flows.

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

2013	Low	High
First Quarter	$0.02	$0.62
Second Quarter	0.38	0.54
Third Quarter	0.45	0.73
Fourth Quarter	0.49	0.75

2012	Low	High
First Quarter	$0.12	$0.55
Second Quarter	0.30	0.78
Third Quarter	0.36	0.70
Fourth Quarter	0.38	0.59

Index
(b) Holders - The approximate number of holders of record of the Company’s Common Stock on March 31, 2014 was 350.

(c) Dividends - There were no dividends or other distributions declared or made by the Company during 2013 or 2012. Future dividend policies will be determined by the Board of Directors based on the Company’s earnings, financial condition, capital requirements and other existing conditions. It is anticipated that cash dividends will not be paid to the holders of the Company’s Common Stock in the foreseeable future.

(d) Equity Compensation Plan Information - Information regarding the Company’s equity compensation plans is incorporated by reference to Item 12 in Part III of this Form 10-K.

(e)    Sales or Purchases of Equity Securities by the Issuer - None

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

Index
	2013	2012	2011	2010	2009
Net revenues:
Service revenue	$1,087	$3,325	$7,191	$10,977	$21,662
Product Revenue	127	—	—	—	—
Other revenue	—	—	882	—	—
Total net revenues	1,214	3,325	8,073	10,977	21,662

Costs and expenses:
Selling, general and administrative	5,364	6,639	7,944	11,716	12,310
Cost of product sales	53	—	—	—	—
Impairment of investment in international trading card subsidiary	—	—	—	—	2,175
Total costs and expenses	5,417	6,639	7,944	11,716	14,485

(Loss) income from operations	(4,203)	(3,314)	129	(739)	7,177
Other income (expense):
Interest (expense) income	(3)	(8)	63	401	1,074
Impairment of investment securities	—	—	—	(3,578)	(6,175)
Loss on sale of investment securities	—	—	(910)	(1,616)	(7,647)
Total other expense	(3)	(8)	(847)	(4,793)	(12,748)

Loss from continuing operations before reorganization and litigation items	(4,206)	(3,322)	(718)	(5,532)	(5,571)
Reorganization items	(151)	(4,071)	(1,628)	—	—
Gain on settlement of pre-petition liabilities	26	1,331	—	—	—
Gain on litigation	—	8,000	489	—	—
Gain on sale	—	17,714	—	—	—
(Loss) income from continuing operations before income taxes	(4,331)	19,652	(1,857)	(5,532)	(5,571)
Benefit from (provision for) income taxes	—	—	—	—	3,805

(Loss) income from continuing operations	(4,331)	19,652	(1,857)	(5,532)	(1,766)
Income (loss) from discontinued operations	1,170	(10,109)	(15,227)	(26,108)	(50,690)
Net (loss) income	(3,161)	9,543	(17,084)	(31,640)	(52,456)
Loss (income) attributable to noncontrolling interests, continuing operations	331	—	—	—	—
(Income) loss attributable to noncontrolling interests, discontinued operations	(399)	1	1,884	4,479	10,380

Net (loss) income attributable to 4Licensing Corporation	$(3,229)	$9,544	$(15,200)	$(27,161)	$(42,076)

Per share amounts:
Basic and diluted (loss) income per share attributable to 4Licensing Corporation common shareholders
Continuing operations	$(0.29)	$1.44	$(0.14)	$(0.41)	$(0.13)
Discontinued operations	0.06	(0.74)	(0.98)	(1.61)	(3.03)
Basic and diluted (loss) income per share attributable to 4Licensing Corporation common shareholders	$(0.23)	$0.70	$(1.12)	$(2.02)	$(3.16)
Weighted average common shares outstanding – basic and diluted	13,714,992	13,690,998	13,605,148	13,460,214	13,303,192

Net income (loss) attributable to 4Licensing Corporation:
(Loss) income from continuing operations	$(4,331)	$19,652	$(1,857)	$(5,532)	$(1,766)
Loss attributable to noncontrolling interest, continuing operations	331	—	—	—	—
Net (loss) income from continuing operations	(4,000)	19,652	(1,857)	(5,532)	(1,766)

Income (loss) from discontinued operations	1,170	(10,109)	(15,227)	(26,108)	(50,690)
(Income) loss attributable to noncontrolling interests, discontinued operations	(399)	1	1,884	4,479	10,380
Net income (loss) from discontinued operations	771	(10,108)	(13,343)	(21,629)	(40,310)
Net (loss) income attributable to 4Licensing Corporation	$(3,229)	$9,544	$(15,200)	$(27,161)	$(42,076)

Index
	Years Ended December 31,
	2013	2012	2011	2010	2009
Other Operating Data:
Cash flow (used in) provided by:
Operating activities	$(8,316)	$(6,632)	$(8,834)	$(6,139)	$(13,580)
Investing activities	(1,126)	13,997	6,239	6,812	3,429
Financing activities	787	—	—	(44)	74

	As of December 31,
	2013	2012	2011	2010	2009

Total assets	$3,568	$11,540	$15,944	$29,070	$56,653
Working capital (deficiency)	(1,661)	3,683	(4,883)	2,052	4,859
Equity (deficit)	804	3,417	(6,057)	10,258	35,117

The Company did not declare or pay any cash dividends during the five-year period ended December 31, 2013.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of our financial position and results of operations for each of the three years in the period ended December 31, 2013.  This commentary should be read in conjunction with our consolidated financial statements and the notes to the Company’s consolidated financial statements, which begin on page F-1 under “Item 8. Financial Statements and Supplementary Data”.

Overview

The Company’s operating results for the year ended December 31, 2013 were primarily impacted by the Company transitioning out of bankruptcy, and the reorganization of its business moving forward.  Following the effective date of the Plan, the Company’s resources were spent on renewing existing licenses and licensees, and seeking out new properties and/or brands for future representation.  During the year ended December 31, 2013, the Company renewed two long-standing representation agreements with the “American Kennel Club®” and Artlist’s “The Dog and Friends”, as part of its ongoing efforts to continue to grow the Company’s core licensing business.  These renewed licenses, as well as the Company’s existing portfolio of Properties, are expected to serve as a foundation to re-establish the Company’s overall licensing business.

In addition, during January 2013, the Company, together with certain investors, formed Pinwrest, a Delaware limited liability company, in which the Company indirectly owns 70% of the membership interest.  In February 2013, the Company acquired through Pinwrest the Patent (and certain related assets) from TDG (see Note 1).  During the year ended December 31, 2013, the management of Pinwrest worked to further enhance the technology within this Patent, and to develop various products which could have applications in a number of industries.

These initiatives, while important to the future of the Company, did not translate into significant revenues during 2013.

Our ability to achieve and maintain profitability and positive cash flow is dependent upon the success of our reorganizational efforts and a number of other factors, including our ability to generate additional revenues.

Emerging from Chapter 11 Bankruptcy Proceedings – On April 6, 2011 (the “Petition Date”), the Company and all of its domestic wholly-owned subsidiaries (the “Debtors”) filed voluntary petitions for relief (the “Bankruptcy Cases”) under Title 11 of Chapter 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), which Bankruptcy Cases were jointly administered under Case No. 11-11607.  After filing the Bankruptcy Cases, the Debtors continued to operate as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  As debtors-in-possession, the Company was authorized under Chapter 11 of the Bankruptcy Code to continue to operate as an ongoing business.4Kids Entertainment International, Ltd., (“4Kids International”), the Company’s former subsidiary based in London, England, and TC Digital Games LLC (“TC Digital”) and TC Websites LLC (“TC Websites”), two domestic subsidiaries in each of which the Company holds a majority ownership, were not included in the filing and continued to operate outside the Bankruptcy Court’s jurisdiction.

After the filing of the Bankruptcy Cases, the United States Trustee for the Southern District of New York appointed an official committee of unsecured creditors.

Index
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

Index
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

On October 5, 2012, the Company filed (i) the Disclosure Statement with Respect to Debtors’ Proposed Joint Plan of Reorganization, (ii) the Debtors’ Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code and (iii) a motion establishing deadlines and procedures with respect to the solicitation of votes on the Plan (the “Procedures Motion”).  On October 29, 2012, the Company filed (i) the Amended Disclosure Statement with Respect to Debtors’ Proposed Plan of Reorganization (the “Disclosure Statement”) and (ii) the Debtor’s Amended Joint Plan of Reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. (the “Plan”).  On October 31, 2012, the Bankruptcy Court approved the Procedures Motion and the Disclosure Statement and authorized the Debtors to solicit votes on the Plan.  The Debtors formally commenced solicitation in respect of the Plan in early November 2012.

On December 13, 2012, the Bankruptcy Court entered an order in the Bankruptcy Cases confirming the Plan.  On December 21, 2012, the effective date of the Plan, the Company (including the other Debtors) emerged from bankruptcy and commenced paying creditors in full in respect of each such creditor’s allowed claims.  As of December 31, 2013, the Company has paid all allowed claims and filed an objection to the remaining disputed claim.  In accordance with the Plan, 4Kids reincorporated in Delaware under the name “4Licensing Corporation.” On the effective date of the Plan, 4Kids’ common stock was cancelled and holders of 4Kids’ common stock were issued one (1) share of common stock of 4LC in exchange for each share of 4Kids’ common stock held by them.

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

The Company expects to derive future product revenue from the sale of IsoBLOX™ related products, sold through its majority-owned subsidiary Pinwrest.  While the IsoBLOX™ technology continues to be developed and marketed, there is no certainty that these products will be commercially viable in the marketplace, that revenues will be derived from such products or how soon products will become available for sale, if at all. There can be no assurance that these products will generate revenue.

Index
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

The results of operations for the advertising media and broadcast segment, television and film production/distribution segment and the trading card and game distribution segment are reported as discontinued operations.

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

Recently Adopted Accounting Standards – We adopted recent amendments to authoritative guidance issued by FASB in February 2013 which requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income   This update resulted in additional disclosure but had no effect on the Company’s consolidated financial position and results of operations.

Recently Issued Accounting Standards – In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in ASU 2013-11 require an entity to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss ("NOL") carryforward, a similar tax loss, or a tax credit carryforward except when: (1) a NOL carryforward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position; or (2) the entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice). If either of these conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. The amendment does not affect the recognition or measurement of uncertain tax positions under ASC Topic 740, Income Taxes. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company is currently evaluating the effect this guidance will have on the Company’s consolidated financial position and results of operations. We do not expect this ASU to have a material impact to our consolidated financial statements.

Index
Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenues for each of the three years ended December 31, 2013, 2012, and 2011.

	2013	2012	2011
Net revenues	100%	100%	100%

Costs and expenses:
Selling, general and administrative	442	200	98
Cost of product sales	4	—	—
Total costs and expenses	446	200	98

(Loss) income from operations	(346)	(100)	2

Other income (expense):
Interest (expense) income	—	—	1
Loss on sale of investment securities	—	—	(11)
Total other expense	—	—	(10)

Loss from continuing operations before reorganization and litigation items	(346)	(100)	(8)

Reorganization items	(12)	(122)	(20)
Gain on settlement of pre-petition liabilities	2	40	—
Gain on litigation	—	240	6
Gain on sale	—	533	—
(Loss) income from continuing operations before income taxes	(356)	591	(22)
Benefit from (provision for) income taxes	—	—	—

(Loss) income from continuing operations	(356)	591	(22)
Income (loss) from discontinued operations	96	(304)	(189)
Net income (loss)	(260)	287	(211)

Loss (income) attributable to noncontrolling interests, continuing operations	27	—	—
(Income) loss attributable to noncontrolling interests, discontinued operations	(33)	—	23

Net (loss) income attributable to 4Licensing Corporation	(266)%	287%	(188)%

Year Ended December 31, 2013 as compared to Year Ended December 31, 2012

Revenues

	2013	2012	$ Change	% Change
Revenues	$1,214	$3,325	$(2,111)	(63)%

The decrease in consolidated net revenues for the year ended December 31, 2013, as compared to the same period in 2012, was primarily attributable to reduced licensing revenues on the “Yu-Gi-Oh!” Property, which was sold pursuant to the terms of the Asset Purchase Agreement,  of approximately $2,509 partially offset by an increase in the “Dinosaur King” Property of approximately $160.

Three Properties, “American Kennel Club”, “Dinosaur King” and “Huntik”, represented 45% of consolidated net revenues for fiscal 2013.  The “Yu-Gi-Oh!” Property, which was sold pursuant to the Asset Purchase Agreement, was the largest contributor in the year ended December 31, 2012, representing approximately 75% of the Company’s net revenues.

Index
Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 19%, or $1,275 to $5,364 for the year ended December 31, 2013, when compared to the same period in 2012.  The decrease was primarily attributable to broad cost-cutting initiatives implemented throughout the Company and included:

(i)	decreased personnel costs of approximately $3,000; as well as
(ii)	decreased general office expense of approximately $280; partially offset by
(iii)	increased unallocated costs due to discontinued operations of approximately $1,560 and
(iv)	increased professional fees of approximately $460.

Cost of Product Sales

Cost of product sales represents finished goods inventory costs primarily relating to IsoBLOX™ and sports products sold during the year ended December 31, 2013.

Interest (Expense) Income

Interest (expense) decreased 63%, or $5, to $(3) for the year ended December 31, 2013, as compared to the same period in 2012, primarily as a result of reduced interest payments on pre-petition bankruptcy claims to creditors.

Reorganization Items

The Company incurred reorganization costs of $151 and $4,071 for the years ended December 31, 2013 and 2012, respectively.  These costs included professional and consulting fees charged for services retained in connection with the Bankruptcy Cases, as well as fees paid to the Office of the United States Bankruptcy Trustee.

Gain on Settlement of Pre-Petition Liabilities

The Company has reconciled and paid all of the liabilities that were subject to compromise and, for the years ended December 31, 2013 and 2012, the Company realized a gain on liabilities subject to compromise of $26 and $1,331, respectively.

(Loss) Income From Continuing Operations Before Income Taxes

	2013	2012	$ Change	% Change
(Loss) Income From Continuing Operations Before Income Taxes	$(4,331)	$19,652	$(23,983)	(122)%

The decrease in income to a loss from continuing operations for the year ended 2013, as compared to the income in the same period in 2012, was primarily attributable to the receipt in 2012 of a payment to the Company in the amount of $8,000 based upon the order of the Bankruptcy Court approving the Settlement Agreement becoming a final order which resulted in the Company recognizing a gain on litigation settlement of $8,000, as well as the sale of certain of its assets in 2012 pursuant to the Asset Purchase Agreement that resulted in a gain of $17,714.

Income Tax Expense

The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. The Company records a valuation allowance when it is more likely than not that all or some portion of the deferred tax assets will not be realized. In view of the level of deferred tax assets as of December 31, 2013, and the Company’s historical losses from operations, the Company has determined that a full valuation allowance against its net deferred tax assets is required.

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

The Company did not record a benefit from income taxes for the year ended December 31, 2013 as it is more likely than not that the Company will not be able to realize its deferred tax assets.

Index
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

Income (Loss) from Continuing Operations

As a result of the above, the Company had a loss from continuing operations for the year ended December 31, 2013 of $4,331, as compared to income from continuing operations in 2012 of $19,652.

Discontinued Operations

Pursuant to the Asset Purchase Agreement and the corresponding assets sold, and due to their continued lack of profitability, effective June 30, 2012, the Company terminated the operations of 4Kids Ad Sales, 4Kids Productions, 4Kids Music and 4Kids Home Video.  The closure of the business of these wholly-owned subsidiaries resulted in the Company having operations in only the licensing business segment in 2012.

Effective September 30, 2012, the Company’s wholly-owned subsidiary, 4Kids International terminated its operations.  4Kids International, based in London, England, managed Properties represented by the Company in the United Kingdom (“UK”) and European marketplaces.  The closing of 4Kids International has enabled the Company to further reduce costs and focus on its core licensing business.

The results of operations for the advertising media and broadcast segment, television and film production/distribution segment and the trading card and game distribution segment are reported as discontinued operations

Additionally, effective September 30, 2010, the Company terminated the operations of TC Digital and TC Websites.  The results of operations of the following segments are reported in the Company’s consolidated financial statements as discontinued operations (see Note 14).

The following are the summarized results of discontinued operations for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013	2012
Total net revenues	$—	$2,101
Total income (costs and expenses)	1,170	(12,210)
Income (loss) from discontinued operations	$1,170	$(10,109)

The income of $1,170 in 2013 is primarily the result of the reversal of various prior period expense accruals upon settlement of claims.

Year Ended December 31, 2012 as compared to Year Ended December 31, 2011

Revenues

	2012	2011	$ Change	% Change
Revenues	$3,325	$8,073	$(4,748)	(59)%

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

Index
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

Gain on Settlement of Pre-Petition Liabilities

The Company has reconciled and paid a substantial amount of the liabilities that were subject to compromise and, for the year ended December 31, 2012, the Company realized a gain on liabilities subject to compromise of $1,331.

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

The Company believes that Lehman Brothers, Inc., the securities broker-dealer that purchased the auction rate securities on behalf of the Company, violated its legal obligations to the Company.  As a result, the Company took various measures to obtain appropriate legal relief, including initiating an arbitration on April 3, 2008 against Lehman Brothers, Inc. and the brokers who had serviced the Company’s Lehman account with the Financial Industry Regulatory Authority.  On September 15, 2008, Lehman Brothers Holdings, Inc., the parent company of Lehman Brothers, Inc., filed for bankruptcy.  The Company’s arbitration proceeding was stayed by the Lehman bankruptcy.  On September 16, 2008, Barclays PLC announced that it had reached an agreement to purchase the assets of Lehman Brothers Holdings, Inc.’s North American operations, including substantial assets of Lehman Brothers, Inc.  The Lehman-Barclays transaction was approved by the United States Bankruptcy Court for the Southern District of New York on September 20, 2008.  On September 19, 2008, the Securities Investor Protection Corporation (“SIPC”) filed a proceeding, placing Lehman Brothers, Inc. in liquidation under the Securities Investor Protection Act (“SIPA”). SIPC, pursuant to its authority under SIPA, has acted to facilitate the transfer of Lehman Brothers, Inc.’s customer accounts (including the Company’s accounts) to Barclays, PLC.  In late September, 2009, the Company filed a proof of claim against Lehman Brothers, Inc. in the United States Bankruptcy Court for the Southern District of New York. The principal amount of the claim was approximately $31,500 plus interest. In addition, the proof of claim requested treble damages. The proof of claim is a general unsecured claim. The Company’s claim against Lehman Brothers, Inc. is still pending and there has been no determination made as to the validity or allowed amount of the claim.  On October 18, 2011, the Company entered into a settlement agreement and general release with the brokers who had serviced the Company’s account with Lehman Brothers, Inc. for approximately $489.

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

Discontinued Operations

Pursuant to the Asset Purchase Agreement and the corresponding assets sold, and due to their continued lack of profitability, effective June 30, 2012, the Company terminated the operations of 4Kids Ad Sales, 4Kids Productions, 4Kids Music and 4Kids Home Video.  The closure of the business of these wholly-owned subsidiaries resulted in the Company having operations in only the licensing business segment in 2012.

Effective September 30, 2012, the Company’s wholly-owned subsidiary, 4Kids International terminated its operations.  4Kids International, based in London, England, managed Properties represented by the Company in the United Kingdom (“UK”) and European marketplaces.  The closing of 4Kids International has enabled the Company to further reduce costs and focus on its core licensing business.

The results of operations for the advertising media and broadcast segment, television and film production/distribution segment and the trading card and game distribution segment are reported as discontinued operations.

Index
Additionally, effective September 30, 2010, the Company terminated the operations of TC Digital and TC Websites.  The results of operations attributable to those entities are reported in the Company’s consolidated financial statements as discontinued operations (see Note 14).

The following are the summarized results of discontinued operations for the years ended December 31, 2012 and 2011:

	Years Ended December 31,
	2012	2011
Total net revenues	$2,101	$4,284
Total costs and expenses	(12,210)	(19,511)
Loss from discontinued operations	$(10,109)	$(15,227)

Liquidity and Capital Resources

Financial Condition

Cash and cash equivalents for the years ended December 31, 2013 and 2012 were as follows:

	2013	2012	$ Change

Cash and cash equivalents	$356	$9,011	$(8,655)

In recent years, the Company has incurred substantial net losses and has used substantial amounts of cash in its operating activities.  Sales by the Company of certain assets have significantly contributed to the funding of these operating losses.  While the timing of these sales was not primarily motivated by then current cash needs, without these sales the Company would not have had sufficient cash to fund its operations.

As disclosed above, on February 29, 2012, the Company and the Licensors entered into a Settlement Agreement which entitled the Company to a payment of $8,000 from the Licensors. On March 27, 2012, the Company received the payment pursuant to the Settlement Agreement. Also as disclosed above, 4Kids and its domestic wholly owned subsidiaries, as the Debtors in the Bankruptcy Cases, entered into an Asset Purchase Agreement with two affiliates of Konami and Saban Capital Group. On July 2, 2012 and February 8, 2013, the Company received $14,000 and $1,000, respectively, pursuant to the Asset Purchase Agreement.

The Company will consider all alternatives available to generate additional cash to fund its operations, including, but not limited to sales of assets, issuance of equity or debt securities, and third party arrangements. There can be no assurance that any of these alternatives will help the Company in generating additional cash.

Sources and Uses of Cash

Cash flows for the three years ended December 31, 2013, 2012, and 2011 were as follows:

Sources (Uses)	2013	2012	2011
Operating Activities	$(8,316)	$(6,632)	$(8,834)
Investing Activities	(1,126)	13,997	6,239
Financing Activities	787	-	-

Working capital (deficiency), consisting of current assets less current liabilities, was $(1,661) as of December 31, 2013 and $3,683 as of December 31, 2012.

Operating Activities
2013
Net cash used in operating activities of $8,316 in 2013 primarily reflects the payments of accounts payable and accrued expenses mostly related to severance and professional fees, the settlement of liabilities subject to compromise and the funding of the operating loss for the year ended December 31, 2013.

2012
Net cash used in operating activities of $6,632 in 2012 primarily reflects the payments of liabilities subject to compromise.

Index
2011
Net cash used in operating activities of $8,834 in 2011 primarily reflects the Company’s operating losses partially offset by cash collections of the Company’s trade receivables and the decrease of payments of liabilities arising prior to the commencement of the Bankruptcy Cases.

Investing Activities
2013
Net cash used in investing activities of $1,126 in 2013,  reflects $2,100 used in the purchase of IsoBLOX™ assets and $26 used in the purchase of property and equipment, offset by $1,000 of proceeds from the release of escrow related to the sale of certain assets.

2012
Net cash provided by investing activities of $13,997 in 2012, primarily reflects proceeds from the sale of certain of the Company’s assets pursuant to the Asset Purchase Agreement completed in July 2012.

2011
Net cash provided by investing activities of $6,239 in 2011, primarily reflects proceeds from the sale of the Company’s investment securities for $6,216.

Financing Activities
2013
Net cash provided by financing activities for the year ended December 31, 2013 of $787 reflects capital contributions from the noncontrolling interests in Pinwrest Development Group LLC.

2012
There was no net cash provided by, or used in, financing activities for the year ended December 31, 2012.

2011
There was no net cash provided by, or used in, financing activities for the year ended December 31, 2011.

During 2013, the decrease in the Company's cash flow from operations resulted from the diminished revenue generated by its reduced number of Properties, payment of severance and professional fees, the settlement of pre-petition liabilities as well as the funding of the operating loss for the year ended December 31, 2013.  While the Company strives to further diversify its revenue streams, management remains cognizant of changing trends in the toy, game and entertainment business and the difficulty in predicting the length of time a property will be commercially successful.  As a result, the Company's revenues, operating results and cash flow from operations may fluctuate significantly from year to year and present operating results are not necessarily indicative of future performance.

Contractual Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments for goods and services.  These firm commitments secure the future rights to various assets and services to be used in the normal course of operations.  The following table summarizes the Company’s material firm commitments as of December 31, 2013 and the impact that such obligations are expected to have on the Company’s liquidity and cash flows in future periods.  The Company expects to fund these commitments with operating cash flows generated in the normal course of business.

Year Ending December 31,	Operating Lease
2014	$271
2015	211
2016 and after	—
Total	$482

The Company’s contractual obligations and commitments are detailed in the Company’s consolidated financial statements. For additional information see Note 16 of the notes to the Company’s consolidated financial statements.

Index
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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) that are designed to provide reasonable assurance that information required to be disclosed in our filings and submissions under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We completed an evaluation under the supervision and with participation of our management, including our executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, our principal executive and principal financial officer has concluded that as of December 31, 2013, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Index
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." Based on this assessment, management believes that, as of December 31, 2013, our internal control over financial reporting was effective based on those criteria.

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

Date: March 31, 2014
/s/ Bruce R. Foster
Bruce R. Foster,
Chief Executive Officer
Executive Vice President
and Chief Financial Officer
(principal executive, financial and chief accounting officer )

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2014
/s/ Bruce R. Foster
Bruce R. Foster,
Chief Executive Officer
Executive Vice President
and Chief Financial Officer
(principal executive, financial and chief accounting officer )

Date: March 31, 2014
/s/ Jay Emmett
Jay Emmett,
(Director)

Date: March 31, 2014
/s/ Wade Massad
Wade Massad,
(Director)

Date: March 31, 2014
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

3.1
Certificate of Incorporation of 4Kids Entertainment, Inc. filed on April 28, 1970, as amended on October 12, 1971, as further amended on April 21, 1972, as further amended on July 17, 1979, as further amended on May 22, 1985, as further amended on July 30, 1986, as further amended on July 19, 1989, as further amended on November 16, 1995 (changing the name to 4Kids Entertainment, Inc.).   (1)

3.2	Certificate of Amendment to the Certificate of Incorporation of 4Kids Entertainment, Inc., dated April 29, 1999. (2)

3.3	Certificate of Amendment to the Certificate of Incorporation of 4Kids Entertainment, Inc., dated May 18, 2000. (3)

3.4	Certificate of Amendment to the Certificate of Incorporation of 4Kids Entertainment, Inc., dated August 15, 2007. (4)

3.5	Amended and Restated By-Laws of 4Kids Entertainment, Inc. adopted by the Board of Directors on April 30, 2010 (10).

3.6	Second Amended and Restated By-Laws of 4Kids Entertainment, Inc. (13)

3.7	Certificate of Incorporation of 4Licensing Corporation. (15)

3.8	Certificate of Ownership and Merger. (15)

3.9	Certificate of Merger. (15)

3.10	By-Laws of 4Licensing Corporation. (15)

4.1	Form of Common Stock Certificate of 4Kids Entertainment, Inc. (5)

4.2	Form of Common Stock Certificate of 4Licensing Corporation. (16)

10.1	4Licensing Corporation Equity Incentive Plan. (*) (16)

10.2	Employment Agreement dated as of March 21, 2013, between 4Licensing Corporation and Bruce R. Foster. (*)(18)

10.3	Operating Agreement of TC Digital Games LLC, dated as of December 11, 2006, between 4Kids Digital Games, Inc. and Chaotic USA Entertainment Digital Games LLC. (6)

10.4	Operating Agreement of TC Websites LLC, dated as of December 11, 2006, between 4Kids Websites, Inc. and Chaotic USA Entertainment Group, Inc. (6)

10.5	Operating Acquisition and Administration agreement dated June 28, 2002 between Cherry Lane Publishing Company, Inc. and 4Kids Entertainment Music, Inc. (7)

10.6	Membership Interest Purchase Agreement dated December 18, 2007 between TC Digital Games, LLC, Chaotic USA Entertainment Group, Inc. and 4Kids Digital, Inc. (7)

10.7	Membership Interest Purchase Agreement dated December 18, 2007 between TC Websites LLC, Chaotic USA Entertainment Group, Inc. and 4Kids Websites, Inc. (7)

10.8	First Amendment dated as of September 15, 2008 to the Operating Agreement of TC Websites LLC, between 4Kids Websites, Inc. and Chaotic USA Entertainment Group, Inc. (8)

10.9
Letter Agreement Supplement to the Termination, Assignment and Release Agreement, dated as of October 20, 2009, between 4Kids Entertainment, Inc. and its subsidiaries, Mirage Licensing, Inc and Mirage Studios, Inc.  (9)

10.10	Settlement Agreement and General Release, dated October 29, 2012, among 4Kids Entertainment, Inc., 4Kids Entertainment Licensing, Inc. and Samuel R. Newborn. (14)

10.11	Intellectual Property Agreement, dated February 14, 2013, between Pinwrest Development Group, LLC and Mark Dodd (17)

Index
10.12	Nonstatutory Stock Option Agreement dated February 27, 2013, between 4Licensing Corporation and Bruce R. Foster. (*) (16)

10.13	Nonstatutory Stock Option Agreement dated February 27, 2013, between 4Licensing Corporation and Jay Emmett. (*) (16)

10.14	Nonstatutory Stock Option Agreement dated February 27, 2013, between 4Licensing Corporation and Wade Massad. (*) (16)

10.15	Nonstatutory Stock Option Agreement dated February 27, 2013, between 4Licensing Corporation and Duminda DeSilva. (*) (16)

21.1	List of Subsidiaries of the Registrant. (16)

23.1	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm. (16)

31.1	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*	Denotes a management contract or compensatory plan, contract or arrangement.

(1)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 000-07843).

(2)	Incorporated by reference to 1999 Proxy Statement for Annual Meeting of Shareholders held April 29, 1999 (File No. 000-07843).

(3)	Incorporated by reference to 2000 Proxy Statement for Annual Meeting of Shareholders held May 17, 2000 (File No. 000-07843).

(4)	Incorporated by reference to Current Report on Form 8-K dated August 16, 2007 (File No. 001-16117).

(5)	Incorporated by reference to Registration Statement on Form S-1 declared effective March 7, 1986 (File No. 33-3056).

(6)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-07843).

(7)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-07843).

(8)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-16117).

(9)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-16117).

(10)	Incorporated by reference to Current Report on Form 8-K April 30, 2010 (File No. 001-16117).

(11)	Incorporated by reference to Current Report on Form 8-K dated June 28, 2012.

(12)	Incorporated by reference to Current Report on Form 8-K dated December 19, 2012.

(13)	Incorporated by reference to Current Report on Form 8-K dated October 17, 2012.

(14)	Incorporated by reference to Current Report on Form 8-K dated November 02, 2012.

Index
(15)	Incorporated by reference to Current Report on Form 8-K dated December 28, 2012.

(16)	Incorporated by reference to Registration Statement on Form S-8 dated March 8, 2013.

(17)	Incorporated by reference to Current Report on Form 8-K dated March 15, 2013.

(18)	Incorporated by reference to Current Report on Form 8-K dated March 28, 2013.

(19)	Incorporated by reference to Current Report on Form 8-K dated March 28, 2014.

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
4Licensing Corporation (formerly known as 4Kids Entertainment, Inc.)

We have audited the accompanying consolidated balance sheets of 4Licensing Corporation (formerly known as 4Kids Entertainment, Inc.) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss) income and shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013.  The financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 4Licensing Corporation (formerly known as 4Kids Entertainment, Inc.) and subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses from operations, does not generate significant revenues and at December 31, 2013 had a negative working capital.  As more fully described in Notes 1 and 16, the Company emerged from Chapter 11 bankruptcy proceedings on December 21, 2012 and the costs of the bankruptcy proceedings and settlements of the bankruptcy claims have left the Company with only limited liquidity to funds its day-to-day operations.  The above conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to this matter are also described in Notes 1 and 16.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EisnerAmper LLP

New York, New York
March 28, 2014

Index
4LICENSING CORPORATION (formerly known as 4Kids Entertainment, Inc.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2013 AND 2012
(In thousands of dollars, except share data)
	December 31, 2013	December 31, 2012
ASSETS:
Current assets:
Cash and cash equivalents	$356	$9,011
Accounts receivable – net	308	479
Inventories	137	—
Prepaid expenses and other current assets	278	1,091
Current assets of discontinued operations	1	267
Total current assets	1,080	10,848

Property and equipment - net	37	82
Accounts receivable - noncurrent, net	1	36
Intangible assets - net	1,979	—
Other assets - net	471	573
Noncurrent assets of discontinued operations	—	1
Total assets	$3,568	$11,540

LIABILITIES AND EQUITY:
Liabilities not subject to compromise:
Current liabilities:
Due to licensors	$327	$457
Accounts payable and accrued expenses	1,789	4,840
Current liabilities of discontinued operations	618	1,859
Deferred revenue	7	9
Total current liabilities	2,741	7,165
Deferred rent	23	—
Total liabilities not subject to compromise	2,764	7,165
Liabilities subject to compromise	—	958
Total liabilities	2,764	8,123

Commitments and contingencies (Note 16)
4Licensing Corporation shareholders’ equity (deficit)
Preferred stock, $.01 par value – authorized 3,000,000 shares; none issued	—	—
Common stock, $.01 par value - authorized 40,000,000 shares; issued 15,838,879 shares; outstanding 13,714,992 shares, in both 2013 and 2012	158	158
Additional paid-in capital	69,629	69,524
Accumulated other comprehensive income	—	344
Accumulated deficit	(16,748)	(13,519)
	53,039	56,507
Less cost of 2,123,887 treasury shares in both 2013 and 2012	(36,488)	(36,488)
Total equity of 4Licensing Corporation shareholders	16,551	20,019
Noncontrolling interests, includes discontinued operations of $(16,203) and $(16,602) in 2013 and 2012, respectively	(15,747)	(16,602)
Total equity	804	3,417
Total liabilities and equity	$3,568	$11,540

See notes to consolidated financial statements.

Index
4LICENSING CORPORATION (formerly known as 4Kids Entertainment, Inc.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011
(In thousands of dollars, except share data)
	2013	2012	2011
Net revenues:
Service revenue	$1,087	$3,325	$7,191
Product Revenue	127	—	—
Other revenue	—	—	882
Total net revenues	1,214	3,325	8,073

Costs and expenses:
Selling, general and administrative	5,364	6,639	7,944
Cost of product sales	53
Total costs and expenses	5,417	6,639	7,944

(Loss) income from operations	(4,203)	(3,314)	129
Other income (expense):
Interest (expense) income	(3)	(8)	63
Loss on sale of investment securities	—	—	(910)
Total other expense	(3)	(8)	(847)

Loss from continuing operations before reorganization and litigation items	(4,206)	(3,322)	(718)
Reorganization items	(151)	(4,071)	(1,628)
Gain on settlement of pre-petition liabilities	26	1,331	—
Gain on litigation	—	8,000	489
Gain on sale	—	17,714	—
(Loss) income from continuing operations before income taxes	(4,331)	19,652	(1,857)
Benefit from (provision for) income taxes	—	—	—

(Loss) income from continuing operations	(4,331)	19,652	(1,857)
Income (loss) from discontinued operations	1,170	(10,109)	(15,227)
Net (loss) income	(3,161)	9,543	(17,084)
Loss (income) attributable to noncontrolling interests, continuing operations	331	—	—
(Income) loss attributable to noncontrolling interests, discontinued operations	(399)	1	1,884
Net (loss) income attributable to 4Licensing Corporation	$(3,229)	$9,544	$(15,200)
Per share amounts:
Basic and diluted (loss) income per share attributable to 4Licensing Corporation common shareholders
Continuing operations	$(0.29)	$1.44	$(0.14)
Discontinued operations	0.06	(0.74)	(0.98)
Basic and diluted income (loss) per share attributable to 4Licensing Corporation common shareholders	$(0.23)	$0.70	$(1.12)
Weighted average common shares outstanding – basic and diluted	13,714,992	13,690,998	13,605,148
Net income (loss) attributable to 4Licensing Corporation:
(Loss) income from continuing operations	$(4,331)	$19,652	$(1,857)
Loss attributable to noncontrolling interests, continuing operations	331	—	—
Net (loss) income from continuing operations	(4,000)	19,652	(1,857)
Income (loss) from discontinued operations	1,170	(10,109)	(15,227)
(Income) loss attributable to noncontrolling interests, discontinued operations	(399)	1	1,884
Net income (loss) from discontinued operations	771	(10,108)	(13,343)
Net (loss) income attributable to 4Licensing Corporation	$(3,229)	$9,544	$(15,200)

See notes to consolidated financial statements.

Index
4LICENSING CORPORATION (formerly known as 4Kids Entertainment, Inc.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011
 (In thousands of dollars)

	2013	2012	2011

Net (loss) income	$(3,161)	$9,543	$(17,084)
Other comprehensive income (loss): Translation adjustment	—	(157)	31
Reclassification of translation adjustment related to liquidation of foreign subsidiary	(344)	—	—
Other comprehensive (loss) income	(344)	(157)	31
Comprehensive (loss) income	(3,505)	9,386	(17,053)
Loss (income) attributable to noncontrolling interests, continuing operations	331	—	—
(Income) loss attributable to noncontrolling interests, discontinued operations	(399)	1	1,884
Comprehensive (loss) income attributable to 4Licensing Corporation	$(3,573)	$9,387	$(15,169)

See notes to consolidated financial statements.

Index
4LICENSING CORPORATION (formerly known as 4Kids Entertainment, Inc.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(In thousands of dollars and shares)

	4Licensing Corporation Shareholders’
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Less Treasury Stock	Total Equity of 4Licensing Corporation Shareholders	Non-controlling Interests	Total Equity (Deficit)
	Shares	Amount
BALANCE, DECEMBER 31, 2010	15,653	$157	$68,699	$(7,863)	$470	$(36,488)	$24,975	$(14,717)	$10,258
Issuance of common stock	125	1	737	—	—	—	738	—	738
Comprehensive net loss	—	—	—	(15,200)	31	—	(15,169)	(1,884)	(17,053)
BALANCE, DECEMBER 31, 2011	15,778	$158	$69,436	$(23,063)	$501	$(36,488)	$10,544	$(16,601)	$(6,057)
Issuance of common stock	61	—	88	—	—	—	88	—	88
Comprehensive net income	—	—	—	9,544	(157)	—	9,387	(1)	9,386
BALANCE, DECEMBER 31, 2012	15,839	$158	$69,524	$(13,519)	$344	$(36,488)	$20,019	$(16,602)	$3,417
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	787	787
Stock based compensation expense	—	—	105	—	—	—	105	—	105
Comprehensive net (loss) income	—	—	—	(3,229)	(344)	—	(3,573)	68	(3,505)
BALANCE, DECEMBER 31, 2013	15,839	$158	$69,629	$(16,748)	$—	$(36,488)	$16,551	$(15,747)	$804

See notes to consolidated financial statements.

Index
4LICENSING CORPORATION (formerly known as 4Kids Entertainment, Inc.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(In thousands of dollars)
	2013	2012	2011
Cash flows from operating activities:
Net (loss) income	$(3,161)	$9,543	$(17,084)
(Income) loss from discontinued operations	(1,170)	10,109	15,227
(Loss) income from continuing operations	(4,331)	19,652	(1,857)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	195	126	222
Gain on settlement of pre-petition liabilities	(26)	(1,331)	—
Gain on sale of certain assets	—	(17,714)	—
Loss on disposal of property and equipment	—	164	—
Provision (recovery) for doubtful accounts	6	7	(93)
Share-based compensation	105	21	32
Loss on sale of investment securities	—	—	910
Changes in operating assets and liabilities:
Inventories	(137)	—	—
Accounts receivable	200	1,742	(296)
Income taxes receivable	—	—	26
Prepaid expenses and other current assets	(187)	851	(150)
Other assets – net	99	(84)	7
Due to licensors	(130)	(546)	(704)
Accounts payable and accrued expenses	(3,051)	1,302	2,082
Liabilities subject to compromise	(932)	(5,218)	7,507
Deferred revenue	(2)	(2)	(1,035)
Deferred rent	23	—	—
Net cash (used in) provided by continuing operating activities	(8,168)	(1,030)	6,651
Net cash used in discontinued operating activities	(148)	(5,602)	(15,485)
Net cash used in operating activities	(8,316)	(6,632)	(8,834)

Cash flows from investing activities:
Proceeds from sale of investments	—	—	6,216
Proceeds from sale of certain assets	1,000	13,997	—
Acquisition of assets	(2,100)	—	—
Purchase of property and equipment	(26)	—	(2)
Proceeds from disposal of property and equipment	—	—	25
Net cash (used in) provided by investing activities	(1,126)	13,997	6,239

Cash flows from financing activities:
Capital contribution from noncontrolling interests	787	—	—
Net cash provided by financing activities	787	—	—

Effects of exchange rate changes on cash and cash equivalents	—	19	27
Net (decrease) increase in cash and cash equivalents	(8,655)	7,384	(2,568)
Cash and cash equivalents, beginning of period	9,011	1,627	4,195
Cash and cash equivalents, end of period	$356	$9,011	$1,627

Supplemental schedule of non-cash investing and financing activities
Vesting of restricted shares	$—	$88	$738

In conjunction with the sale of certain of the Company’s assets pursuant to the Asset Purchase Agreement:

Other assets–continuing, acquired by buyers	$—	$1,596	$—
Film costs, accounts receivable, other assets–discontinued, acquired by buyers	$—	$2,329	$—
Accounts payable and accrued expenses–discontinued, assumed by buyers	$—	$6,642	$—

See notes to consolidated financial statements.

Index
4LICENSING CORPORATION (formerly known as 4Kids Entertainment, Inc.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013, 2012, and 2011
(In thousands of dollars, except share and per share data)

1. DESCRIPTION OF BUSINESS

General Development and Narrative Description of Business - 4Licensing Corporation (“4LC”), formerly known as 4Kids Entertainment, Inc. (“4Kids”), together with the subsidiaries through which its business is conducted (the “Company”), is a licensing company specializing in the youth oriented markets, sports and specialty brands. The Company was originally organized as a New York corporation in 1970, and in December 2012 was reincorporated in Delaware.

The Company’s consolidated financial statements have been prepared assuming that it will be able to continue to operate as a going concern.  The Company’s limited liquidity as of December 31, 2013, the continuing costs in connection with its bankruptcy cases, and potential settlement of the remaining material unresolved claim taken together, raise doubt about the Company’s ability to continue as a going concern.

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

Index
On October 5, 2012, the Company filed (i) the Disclosure Statement with Respect to Debtors’ Proposed Joint Plan of Reorganization (as may be amended, the “Disclosure Statement”), (ii) the Debtors’ Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code (as may be amended, the “Plan”) and a motion establishing deadlines and procedures with respect to the solicitation of votes on the Plan (the “Procedures Motion”).  On October 29, 2012, the Company filed (i) the Amended Disclosure Statement with Respect to Debtors’ Proposed Plan of Reorganization and (ii) the Debtor’s Amended Joint Plan of Reorganization pursuant to Chapter 11 of the United States Bankruptcy Code.  On October 31, 2012, the Bankruptcy Court approved the Procedures Motion and the Disclosure Statement and authorized the Debtors to solicit votes on the Plan.  The Debtors formally commenced solicitation in respect of the Plan in early November 2012.

On December 13, 2012, the Bankruptcy Court entered an order in the Bankruptcy Cases confirming the Plan.  On December 21, 2012, the effective date of the Plan, the Company emerged from bankruptcy and commenced paying creditors in full in respect of each such creditor’s allowed claims.  As of December 31, 2013, all of the allowed claims have been paid.  In accordance with the Plan, 4Kids reincorporated in Delaware under the name “4Licensing Corporation.” On the effective date of the Plan, 4Kids’ common stock was cancelled and holders of 4Kids’ common stock were issued one (1) share of common stock of 4LC in exchange for each share of 4Kids’ common stock held by them.

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

As discussed above, the Company has recently emerged from Chapter 11 bankruptcy proceedings pursuant to the Plan (as defined above).  On December 21, 2012, the effective date of the Plan, the Company (including the other Debtors) emerged from bankruptcy and commenced paying creditors in full in respect of each such creditor’s allowed claims.  The Company is obliged to pay all allowed administrative claims, priority and unsecured claims.  As of December 31, 2013, the Company has paid all allowed claims and filed an objection to the remaining disputed claim.  Despite the $8,000 cash received from the Yu-Gi-Oh! Settlement (as defined above) and the $14,997 received on the sale of certain of the Company’s assets under the Asset Purchase Agreement (as defined above) during the bankruptcy proceedings, the Company’s overall cash position as of December 31, 2013, together with the costs and settlement of the related claims in connection with the bankruptcy proceedings, provides only limited liquidity to fund the Company’s day-to-day operations. The Company will consider all alternatives available to generate additional cash to fund its operations, including, but not limited to sales of assets, issuance of equity or debt securities, and other third party arrangements.  There can be no assurance that any of these alternatives will generate additional cash.

The Company will consider all alternatives available to generate additional cash to fund its operations, including, but not limited to sales of assets, issuance of equity or debt securities, and other third party arrangements.  There can be no assurance that any of these alternatives will generate additional cash.

The Company’s business consists of the following two segments:

IsoBLOX™ and Sports Licensing/Distribution - The IsoBLOX™ and Sports Licensing/Distribution business segment consists of the following wholly owned subsidiaries of the Company: 4LC Sports & Entertainment, Inc. (“4LC Sports”), formerly known as 4Kids Ad Sales, Inc., and 4LC Technology, Inc. (“4LC Technology”), formerly known as 4Kids Technology, Inc., which in February 2013, acquired, through Pinwrest Development Group, LLC (“Pinwrest”), of which 70% of the membership interests are owned by 4LC Technology, a patent for the IsoBLOX™ technology (the “Patent”) from The Dodd Group, LLC (“TDG”), a Texas limited liability company (see Note 6). The Patent covers a protective shin guard for use in products in the athletic, recreational, police/military, medical and industrial sectors consisting of an elastomeric sleeve within which is deposited protective plastic material consisting of rigid plates joined together by living hinges. The protective plastic material is solid enough to provide protection, flexible enough to better fit the wearer of the shin guard and is lightweight.

In December 2013, Pinwrest filed a provisional patent application (the “Provisional Patent”) with the U.S. Patent Office covering its newly developed body protection systems and devices that can be used to prevent or limit serious injuries from impacts or collisions during an activity.  The products covered by this Provisional Patent provide body protection systems and devices that can be incorporated into articles of clothing, materials or articles such as seats, linings, or walls of vehicles to reduce the effect of impact.  These body protection devices can form part of headgear, gear, or clothing that is designed to cover and protect one or more parts of a person, such as a military or law enforcement individual, or a professional or recreational athlete.

The protective material uses a combination of energy dispersion and absorption to diffuse impact on the wearer of the protective gear. The technology covered by the Patent is hereinafter referred to as “IsoBLOX™” technology.

Index
After further development, Pinwrest intends to license and distribute the IsoBLOX™ technology in protective gear within the youth, teen and adult markets.

The operations of Pinwrest constitute the “IsoBLOX™ and Sports Licensing/Distribution” business segment of the Company. The Company will report its financial operations from this entity under the new “IsoBLOX™ and Sports Licensing/Distribution” business segment in its consolidated financial statements.

Entertainment and Brand Licensing - The Entertainment and Brand Licensing business segment consists of the operations of the following wholly-owned subsidiaries of the Company: 4Kids Entertainment Licensing, Inc. (“4Kids Licensing”) and 4Sight Licensing Solutions, Inc. (“4Sight Licensing”).  4Kids Licensing is engaged in the business of licensing the merchandising rights to popular children’s television series, properties and product concepts (individually, the “Property” or collectively the “Properties”). 4Kids Licensing typically acts as exclusive merchandising agent in connection with the grant to third parties of licenses to manufacture and sell all types of merchandise, including toys, videogames, trading cards, apparel, housewares, footwear, books and other published materials, based on such Properties. 4Sight Licensing is engaged in the business of licensing properties and product concepts to adults, teens and “tweens”.  4Sight Licensing focuses on brand building through licensing.

Discontinued Operations - On August 16, 2012, the Company’s Board of Directors determined to discontinue the operations of its UK Subsidiary, 4Kids International, effective September 30, 2012.  The results of operations for the international segment is reported as a discontinued operation.

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

Pursuant to the Asset Purchase Agreement and the corresponding assets sold, and due to their continued lack of profitability, effective June 30, 2012, the Company terminated the operations of 4Kids Ad Sales, Inc. (“4Kids Ad Sales”), 4Kids Productions, Inc. (“4Kids Productions”), 4Kids Entertainment Music, Inc. (“4Kids Music”) and 4Kids Entertainment Home Video, Inc. (“4Kids Home Video”).  Additionally, effective September 30, 2010, the Company terminated the operations of TC Digital and TC Websites.  The results of operations attributable to those segments are reported in the Company’s consolidated financial statements as discontinued operations (see Note 14).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of 4Licensing Corporation and its wholly-owned subsidiaries and investments of more than 50% in subsidiaries in which it has a controlling financial interest after elimination of significant intercompany transactions and balances.  Investments in affiliated companies over which the Company has a significant influence or ownership of more than 20% but less than or equal to 50% are accounted for using the equity method.  These consolidated financial statements reflect the use of significant accounting policies, as described below and elsewhere in the notes to the consolidated financial statements.

Revenue Recognition –

Service revenues, which consists of licensing revenues: Licensing revenues, net of licensor participations, are recognized when the underlying royalties from the sales of the related products are earned and determinable.  The Company recognizes guaranteed royalties, net of licensor participations, at the time the arrangement becomes effective if the Company has met all of the following: (1) no significant direct continuing involvement with the underlying Property or obligation to the licensee, (2) the license period has commenced; and (3) collectability is reasonably assured.  Licensing advances and guaranteed payments collected but not yet earned by the Company are classified as deferred revenue in the accompanying consolidated balance sheets.

Index
Product revenues: Product revenues are recognized when delivery has occurred and the risk of loss has passed to the customer. This is generally upon shipment of goods to customers, except when shipping terms dictate otherwise. The Company records shipping and handling billed to a customer in a sales transaction as revenue, while the costs incurred for shipping and handling are recorded in cost of product sales in the accompanying consolidated statement of operations.

Property and Equipment - Property and equipment are carried at cost, net of accumulated depreciation and amortization. Depreciation is calculated on the straight-line method based on the estimated useful lives of the assets, which range from 3 to 10 years. Costs associated with the repair and maintenance of property are expensed as incurred.

Impairment Of Long-Lived And Intangible Assets - The Company assesses the recoverability of long-lived assets for which an indication of impairment exists. The recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. Fair value of long-lived assets is determined using the expected cash flows discounted at a rate commensurate with the risk involved.  At December 31, 2013, the Company believes that the future cash flows to be received from the remaining long-lived assets will exceed the respective assets’ carrying value, and accordingly has not recorded any additional impairment losses.

Cash and Cash Equivalents - The Company considers all highly liquid assets, having an original maturity of less than three months, to be cash equivalents.  Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits.  The Company believes it is not exposed to any significant credit risk of cash and cash equivalents.  All of our non-interest bearing cash balances are insured at December 31, 2013 up to $250 per depositor at each financial institution, and our non-interest bearing cash balances may exceed federally insured limits.

Fair Value Measurements - The fair values of the Company’s financial instruments reflect the estimates of amounts that would be received from selling an asset in an orderly transaction between market participants at the measurement date.  The fair value estimates presented in this report are based on information available to the Company as of December 31, 2013 and December 31, 2012.

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

Inventories - Inventories are stated at the lower of cost or market. The $137 inventory balance at December 31, 2013 consists of finished goods related to the IsoBLOX™ and Sports Licensing/Distribution segment.

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

Participation Advances – Participation advances as of December 31, 2013 and 2012 were $287 and were included in “other assets” on the balance sheet.

Reorganization Items - The Company’s costs related to professional, consulting and trustee fees, as the case may be, in conjunction with the Bankruptcy Cases are expensed as incurred and reported as reorganization items in the accompanying consolidated statements of operations.

Index
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

Translation of Foreign Currency The Company classifies items as other comprehensive income by their nature in the financial statements and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet. The assets and liabilities of the Company’s foreign subsidiary, 4Kids International have been recorded in their local currency and translated to U.S. dollars using period-end exchange rates. Income and expense items have been translated at the average rate of exchange prevailing during the period. Any adjustment resulting from translating the financial statements of the foreign subsidiary is reflected as “other comprehensive income”, net of related tax.  The changes in cumulative translation adjustment during the year ended December 31, 2013 included a reclassification of $344 in cumulative translation adjustment to earnings as a result of the liquidation of the Company’s UK subsidiary.  This change has been reported as income from discontinued operations in the accompanying consolidated statements of operations.

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

Income Taxes - Income tax expense (benefit) is provided for using the asset and liability method. Deferred income taxes are recognized at currently enacted tax rates for the expected future tax consequences attributable to temporary differences between amounts reported for income tax purposes and financial reporting purposes. Deferred taxes are provided for the undistributed earnings as if they were to be distributed. The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as recurring operating losses, projected future taxable income and the expected timing of the reversals of existing temporary differences.  The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Our assessment of the valuation allowance on the deferred tax assets could change in the future based on our levels of pre-tax income and other tax-related adjustments. A change in estimate of the valuation allowance, in whole or in part, would result in a non-cash reduction in income tax expense during the period of the change. Due to the continued losses incurred by the Company in 2013 and prior years, the Company believes that it is more likely than not that the deferred tax asset related to these net operating losses will not be realized and therefore recorded a full valuation allowance.  If, in the future, the Company determines that the utilization of these net operating losses becomes more likely than not, the Company will reduce the valuation allowance at that time.

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

Recently Adopted Accounting Standards – We adopted recent amendments to authoritative guidance issued by FASB in February 2013 which requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income   This update resulted in additional disclosure but had no effect on the Company’s consolidated financial position and results of operations.

Recently Issued Accounting Standards – In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)  2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in ASU 2013-11 require an entity to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss ("NOL") carryforward, a similar tax loss, or a tax credit carryforward except when: (1) a NOL carryforward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position; or (2) the entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice). If either of these conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. The amendment does not affect the recognition or measurement of uncertain tax positions under ASC Topic 740, Income Taxes. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company is currently evaluating the effect this guidance will have on the Company’s consolidated financial position and results of operations. We do not expect this ASU to have a material impact to our consolidated financial statements.

Index
3. FAIR VALUE OF FINANCIAL ASSETS

The carrying values and estimated fair values of the Company’s financial instruments for the periods presented are as follows:

	Estimated Fair Value Measurements
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013:
Financial Assets
Cash and cash equivalents	$356	$356	$—	$—
Total Financial Assets	$356	$356	$—	$—

December 31, 2012:
Financial Assets
Cash and cash equivalents	$9,011	$9,011	$—	$—
Total Financial Assets	$9,011	$9,011	$—	$—

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

Accounts receivable consisted of the following as of:

	December 31,
	2013	2012
Gross accounts receivable	$316	$539
Allowance for doubtful accounts	(7)	(24)
	309	515
Less: long-term portion	(1)	(36)
	$308	$479

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	December 31,
	2013	2012
Computer equipment and software	$1,386	$1,366
Website development	87	87
Office furniture and fixtures	247	297
	1,720	1,750
Less: accumulated depreciation and amortization	(1,683)	(1,668)
	$37	$82

Index
6. INTANGIBLE ASSETS

Intangible assets consist of a patent for the IsoBLOX™ technology, which was acquired in February 2013 for a purchase price of $2,100.  The intangible asset is being amortized over a fifteen year period on a straight line basis.  For the year ended December 31, 2013, $121 of amortization expense has been recorded and the net carrying value of the intangible assets was $1,979.

7. STOCK-BASED EMPLOYEE COMPENSATION

Effective December 21, 2012, in conjunction with the Company’s plan of reorganization and emergence from its bankruptcy proceeding all existing restricted stock and option plans were terminated.

On February 27, 2013, the Board of Directors authorized the Company’s 2013 Equity Incentive Plan (the “Incentive Plan”), which provides for the grant of non-statutory stock options and restricted shares to eligible employees and directors of the Company.  The Incentive Plan authorizes the Company to issue up to 2,600,000 shares of Company’s common stock.  The Company issues new shares upon the exercise of stock options.  Options granted under the Plan generally expire no later than 10 years from the date of grant.  The exercise price of any option granted to a 10% stockholder may be no less than 110% of the fair value of the Company’s common stock on the date of grant. As of December 31, 2013, 1,695,000 shares of the Company were available for issuance under the Incentive Plan.

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

Year ended December 31, 2013
Expected volatility	84%
Expected dividend yield	0.00%
Weighted average risk-free interest rate	1.05%
Expected life	5.50 years
Forfeiture rate	0%

Index
The following table summarizes activity under the Company’s stock option plans for the years ended December 31, 2013, 2012, and 2011:

	Shares (In thousands)	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2011	290	$14.29
Granted	—	—
Exercised	—	—
Forfeited, cancelled or expired	(290)	14.29

Outstanding at December 31, 2011	—	$—
Granted	—	—
Exercised	—	—
Forfeited, cancelled or expired	—	—

Outstanding at December 31, 2012	—	$—
Granted	919	0.28
Exercised	—	—
Forfeited, cancelled or expired	(14)	(0.54)
Outstanding at December 31, 2013	905	$0.28	9.1	$374

Exercisable at December 31, 2013	306	$0.28	9.1	$124

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock on the date of determination for those awards that have an exercise price currently below the closing price.

Total stock-based compensation recorded for the year ended December 31, 2013 was $105 and is included in selling, general and administrative expenses.  There was no stock-based compensation expense related to stock options recorded during the years ended December 31, 2012 and 2011.  As of December 31, 2013, the Company has approximately $68 of unrecognized stock compensation expense which will be recognized over a period of approximately 1.23 years.

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

The following table summarizes restricted stock activity under the Company’s long-term incentive compensation plans for the years ended December 31, 2013, 2012, and 2011:

Index
	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2011	252	$4.60
Granted	—	—
Vested	(125)	5.90
Forfeited	(66)	5.03

Outstanding at December 31, 2011	61	$1.46
Granted	—	—
Vested	(61)	1.46
Forfeited	—	—

Outstanding at December 31, 2012 and 2013	—	$—
The Company recognized approximately $0, $21, and $32 of compensation costs related to the LTICPs during the years ended December 31, 2013, 2012, and 2011, respectively.  Additionally, as of December 31, 2013, there was no unrecognized compensation cost related to restricted stock awards granted under the Company’s 2008, 2007, and 2006 LTICPs, respectively.

8. REVENUES/MAJOR CUSTOMERS

Net revenues included in the accompanying consolidated statements of operations are net of licensor participations of $1,174, $666 and $2,871 during fiscal years 2013, 2012, and 2011, respectively. The percentages of revenue from major Properties and customers/licensees are as follows:

	December 31,
	2013	2012	2011
Percentage of revenue derived from major Properties (revenue in excess of 10 percent of total revenue)	45%	85%	88%
Number of major Properties	3	2	3

Percentage of revenue derived from major customers/licensees (revenue in excess of 10 percent of total revenue)	37%	85%	64%
Number of major customers/licensees	3	2	1

Three Properties, “American Kennel Club”, “Dinosaur King” and “Huntik”, represented more than 10% of consolidated net revenue for fiscal 2013; “American Kennel Club”, “Dinosaur King” and  “Huntik” represented 21%, 14% and 10%, respectively, for a total of 45% of consolidated net revenues for fiscal 2013.  One Property, “Yu-Gi-Oh!”, which was sold pursuant to the terms of the Asset Purchase Agreement, represented 75% and 64% of consolidated net revenues for fiscal 2012 and 2011, respectively.  Two Properties, “Yu-Gi-Oh!” and “Cabbage Patch Kids”  represented 75% and 10% respectively, for a total of 85% of consolidated net revenues for fiscal 2012, or $2,853.  Three Properties, “Yu-Gi-Oh!”, “American Kennel Club”, and “Teenage Mutant Ninja Turtles” represented 64%, 13%, and 11% respectively, for a total of 88%, of consolidated net revenues for fiscal 2011, or $7,088.  Three licensees represented 37% of consolidated net revenues for fiscal 2013.  Two licensees, Konami and JAKKS Pacific, represented 85% of consolidated net revenues for fiscal 2012.  One licensee, Konami, represented 64% of consolidated net revenues for fiscal 2011.  As of December 31, 2013 and 2012, accounts receivable due from four major customer/licensees represented 63% and three major customers/licensees represented 74%, respectively, of the Company’s gross accounts receivable for each such year.

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

Index

Due to its losses and the valuation allowance recorded against it deferred tax assets related to its net operating losses carryforwards, the Company has not recorded any income tax benefit or expense for the years ended December 31, 2013, 2012 and 2011.

The domestic and foreign components of pre-tax (loss) income, including discontinued operations, are as follows:

	Years Ended December 31,
	2013	2012	2011

Domestic	$(3,161)	$11,425	$(15,790)
Foreign	—	(1,882)	(1,294)
Pre-tax (loss) income	$(3,161)	$9,543	$(17,084)

		Years Ended December 31,
	2013	% of Pretax	2012	% of Pretax	2011	% of Pretax

Tax at Federal statutory rate	$(1,106)	(35.0)%	$3,340	35.0%	$(5,979)	(35.0)%
Increase (decrease) in: Valuation allowances	1,281	40.5	3,179	33.3	6,353	37.2
Capital loss carryforward	—	—	(7,086)	(74.2)	—	—
Permanent differences	8	0.3	11	0.1	16	0.1
State and local taxes - net	(183)	(5.8)	556	5.8	(390)	(2.3)
Income tax (benefit) provision	$—	—%	$—	—%	$—	—%

The components of the net deferred tax assets (liabilities) are as follows:

	December 31,
	2013	2012
Deferred Tax Assets:
Accounts receivable allowances	$91	$87
Net operating loss carryforwards	44,926	48,046
Capital loss carryforwards	—	2,428
Restricted stock/Stock options	42	—
Contributions	102	102
Deferred rent	17	—
Property and equipment	59	48
Gross deferred tax assets	$45,237	$50,711

Valuation allowance	$(45,237)	$(50,711)

Net deferred tax asset	$—	$—

A reconciliation of activity for the Company’s deferred tax asset valuation allowance is provided as follows:

	Years Ended December 31,
	2013	2012	2011

Beginning balance	$50,711	$57,282	$51,046
(Reductions) additions to provision	(5,474)	(6,571)	6,236
Ending balance	$45,237	$50,711	$57,282

Index
The expiration terms and amounts for which an allowance has been provided with respect to the loss and credit carryforwards reflected in the gross deferred tax assets above are comprised as follows:

Loss Carryforwards	Expiration	Gross Amount

Federal	2032	$114,623
State and local	2016-2032	79,902

The Company records U.S. taxes on undistributed earnings of subsidiaries to the extent such earnings are planned to be remitted and not permanently reinvested.  On August 16, 2012, the Company’s Board of Directors determined to discontinue the operations of its UK subsidiary, 4Kids International, effective September 30, 2012.

The Company has no unrecognized tax benefits recorded for the years ended December 31, 2013 and 2012.

When and if the Company were to recognize interest or penalties related to unrecognized tax benefits, they would be reported net of federal tax benefit in tax expense.

It is difficult to predict what would occur to change the Company’s unrecognized tax benefits over the next twelve months.  The Company believes, however, that there should be no change during the next twelve months.

10. EARNINGS (LOSS) PER SHARE

The Company computes basic EPS based solely on the weighted average number of common shares outstanding during the period. Diluted EPS reflects all potential dilution of common stock.  For the year ended December 31, 2013, 905 shares attributable to outstanding options were excluded from the calculation of diluted EPS because the effect was antidilutive.  No shares were excluded from the calculation for the years ended December 31, 2012 and 2011.

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

The Bankruptcy Court established a claims barred date of April 18, 2012 by which certain claims against the Debtors had to be filed if the claimants wish to receive any distribution in this Bankruptcy Case.  When the bar date was established, the creditors were notified of the bar date and the requirement to file a proof of claim with the Bankruptcy Court.  Differences between liability amounts estimated by the Debtors and claims filed by creditors are being investigated and, if necessary, the Bankruptcy Court will make a final determination of the amount of any allowable claim.  On December 13, 2012 the Bankruptcy Court approved the bankruptcy plan whereby all valid creditor claims would be fully paid by the Debtors.  The Company has reconciled and paid all of the liabilities that were subject to compromise, and for the years ended December 31, 2013 and 2012 the Company realized a gain on liabilities subject to compromise of $26 and $1,331, respectively, which is reflected in the Company’s consolidated statement of operations.

Liabilities subject to compromise consisted of the following:

	December 31, 2013	December 31, 2012
Due to licensors	$—	$337
Accounts payable and accrued expenses	—	621
Total	$—	$958

Index
Liabilities subject to compromise included trade accounts payable related to pre-petition purchases, all of which were paid as of December 31, 2013

12.  SEVERANCE AND EXIT COSTS

In connection with the discontinued operations, the Company recorded income in the amount of approximately $(421) during the year ended December 31, 2013, mostly from the settlement of certain exit costs.

A summary of the actions taken for severance and other exit costs have been recorded in loss from discontinued operations and the estimated remaining liability associated with such costs are as follows:

	Total Expenses (Income)	Remaining Liability as of December 31, 2013
Severance and related costs	$(3)	$—
Other professional fees	18	—
Termination of contracts and leases	(436)	42
Total	$(421)	$42

The remaining liability for exit costs, which are included in current liabilities of discontinued operations, will be paid in accordance with the provisions of the contractual agreements and payments are expected to be completed at various times through 2014.

13. GAIN ON SALE

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

14. DISCONTINUED OPERATIONS

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

Index
The following are the summarized results of discontinued operations for the years ended December 31, 2013, 2012, and 2011:

	Years Ended December 31,
	2013	2012	2011
Total net revenues	$—	$2,101	$4,284
Total income (costs and expenses)	1,170	(12,210)	(19,511)
Income (loss) from discontinued operations	$1,170	$(10,109)	$(15,227)

The major classes of assets and liabilities of the discontinued operations on the balance sheet are as follows:

	December 31, 2013	December 31, 2012
ASSETS
Accounts receivable – net	$1	$230
Prepaid and other current assets	—	37
Current assets of discontinued operations	$1	$267

Property and equipment - net	$—	$1
Non-current assets of discontinued operations	$—	$1

LIABILITIES
Accounts payable and accrued expenses	$618	$1,859
Current liabilities of discontinued operations	$618	$1,859

15. DEFINED CONTRIBUTION PLAN

The Company sponsors a 401(k) plan covering substantially all employees. Company contributions vest based on number of years of service. The Company’s policy is to match 25% of the first 6% of the covered employee’s annual salary, as defined by the plan. Contributions to the plan by the Company amounted to $27, $24 and $46 for the years ended December 31, 2013, 2012 and 2011, respectively.

16. COMMITMENTS AND CONTINGENCIES

Commitments

a.	Bonus Plan - Key officers and employees are eligible for bonuses in an amount, if any, to be determined in the sole discretion of the Compensation Committee of the Board of Directors in consultation with the management of the Company. No bonuses were awarded in 2013, 2012, and 2011.

b.	Claim Payment – On December 21, 2012, a key officer received a payment of $350 in accordance with the Plan for a claim granted by the Company in satisfaction of all claims and obligations under his prior severance agreement.

c.	Leases - On January 2, 2013, the Company entered into a sublease agreement for certain office and administrative space expiring October 31, 2015. Commitments for minimum rentals, not including common charges, under this non-cancelable lease at the end of 2013 are as follows:

Year Ending December 31,	Amount
2014	$271
2015	211
2016 and after	—
Total	$482

Rent expense for all operating leases charged against earnings amounted to $242, $336 and $459 during fiscal years 2013, 2012, and 2011, respectively.

Index
d.	Employment Contracts - As of December 31, 2013, one executive officer had agreed to enter into an employment agreement with the Company. The agreement was formally executed on March 21, 2013, with an effective date of December 21, 2012. The agreement generally continues until terminated by the employee or the Company, and provides for severance payments under certain circumstances. The agreement includes a covenant against competition with the Company which extends for a period of time after termination for any reason. As of December 31, 2013, if the employee under contract were terminated by the Company without good cause, under these contracts, the Company’s liability would be approximately $150.

e.	Contractual Arrangements - During the normal course of business, the Company may enter into various agreements with third parties to license, acquire, distribute, broadcast, develop and/or promote Properties. The terms of these agreements will vary based on the services and/or Properties included within the agreements, as each of these agreements also have specific provisions relating to rights granted, territory and contractual term.

Contingencies

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

Index
Cornerstone Patent Technologies, LLC – On April 25, 2011, Cornerstone Patent Technologies, LLC (“Cornerstone”) filed proof of claim No. 20 (the “Cornerstone Claim”) in the Bankruptcy Court against the Debtors in the Bankruptcy Cases in the amount of $3,300.  Other than filing the Cornerstone Claim, Cornerstone has not commenced litigation against the Debtors.  The Cornerstone Claim alleges (i) breach of a Patent License Agreement dated September 10, 2007 by non-Debtors TC Digital and TC Websites; (ii) breach of Patent Purchase Agreement dated by September 7, 2007, by 4Kids Technology for failing to notify Cornerstone of alleged wrongdoing by TC Digital and TC Websites; (iii) unfair competition; (iv) tortious interference with contract; (v) unjust enrichment; and (vi) piercing the corporate veil.  The Company disputes the Cornerstone Claim in its entirety.  On November 12, 2012, the Company filed a motion with the Bankruptcy Court to estimate the Cornerstone Claim at $0 or in the alternative disallow the claim.  On December 5, 2012, the Bankruptcy Court entered an agreed order between the Company and Cornerstone providing that on the effective date of the Plan, the Debtors would establish a disputed claims reserve on account of the Cornerstone Claim in the amount of $228, without prejudice to (i) Cornerstone’s rights to pursue an allowed claim or judgment against the Debtors in an amount greater than the reserve, with such allowed claim or judgment to be paid pursuant to the Plan and (ii) the Debtors’ rights to defend, contest or otherwise oppose on any grounds, the Cornerstone Claim or any other claims or litigation asserted by or on behalf of Cornerstone or any other party.  On August 29, 2013, the Bankruptcy Court entered an order disallowing and expunging the Cornerstone Claim.  As a result, a gain of $443 from the reversal of a liability was recognized during the year ended December 31, 2013 in the income from discontinued operations.

The Bankruptcy Cases – The Bankruptcy Cases were initially filed by the Debtors with the Bankruptcy Court on April 6, 2011.  On October 5, 2012, the Company filed the Plan and Disclosure Statement.    On October 29, 2012, the Debtors filed an amended version of the Plan and Disclosure Statement.  On October 31, 2012, the Bankruptcy Court entered a solicitation procedures order permitting the Debtors to send the Plan and Disclosure Statement to the parties entitled to vote on the Plan.  On December 13, 2012, the Bankruptcy Court held a confirmation hearing with respect to the Plan. After a hearing and consideration by the Bankruptcy Court of the provisions of the Plan, including consideration of support for the Plan by a vote of approximately 99.93% of shareholders who voted their shares, and there being only one objector to the Plan, the Bankruptcy Court issued an order confirming the Plan.  The Plan became effective on December 21, 2012.

On the effective date of the Plan, the Company commenced paying creditors holding undisputed, allowed claims the full amount of such allowed claims. The Company and its counsel have also negotiated various settlement agreements with creditors holding disputed claims. As of December 31, 2013, the Company has paid all allowed claims and filed an objection to the remaining disputed claim, which if not satisfactorily resolved, may need to be litigated in the Bankruptcy Court or in other courts or administrative bodies. The cost and expense to litigate the disputed claim as well as any damages which may be awarded to the holder of such disputed claim may have a material adverse effect on the Company’s financial position or the results of its operations or cash flows.

17. NONCONTROLLING INTEREST

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

Noncontrolling interest of membership units in Pinwrest represents the minority members’ proportionate share of the equity in the entity. Income is allocated to the membership units’ minority interest based on the ownership percentage throughout the year.  The following table summarizes the noncontrolling interest’s loss attributable to the noncontrolling equity interest in Pinwrest:

Year Ended
December 31, 2013
Pinwrest net loss before common units’ noncontrolling interest	$(1,105)
Noncontrolling interest percentage	30%
Loss attributable to noncontrolling interest	$(331)

18. NONCONTROLLING INTEREST RELATED TO DISCONTINUED OPERATIONS

As of January 1, 2009, all earnings and losses of a subsidiary are attributed to both the parent and the noncontrolling interest, even if the losses attributable to the noncontrolling interest result in a deficit noncontrolling interest balance.  Previously, any losses exceeding the noncontrolling interest’s investment in the subsidiaries were attributed to the parent.

Effective September 30, 2010, the Company has terminated the operations of TC Digital and TC Websites due to their continued lack of profitability.  As a consequence of the termination of their operations, TC Digital and TC Websites ceased supporting the Chaotic trading card game and website, effective October 1, 2010 (see Note 14, Discontinued Operations).

Index
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

Noncontrolling interest of membership units in TC Digital represents the noncontrolling members’ proportionate share of the equity in the entity. Income is allocated to the membership units’ noncontrolling interest based on the ownership percentage throughout the year. As of December 31, 2013, the noncontrolling member continued to hold 45% of the equity in the entity.  The following table summarizes the noncontrolling interest’s loss attributable to the noncontrolling equity interest in TC Digital:

	Year Ended December 31,
	2013	2012	2011
TC Digital net income (loss) before common units noncontrolling interest	$888	$(3)	$(4,181)
Noncontrolling interest percentage	45%	45%	45%
Income (loss) attributable to noncontrolling interest	$399	$(1)	$(1,882)

Included in the TC Digital net loss for the year ended December 31, 2011 is interest expense of $4,137 which has been eliminated in consolidation.  No interest expense was charged for the years ended December 31, 2013 and 2012.  As of December 31, 2013, Home Focus has not made a required capital contribution to TDI.

As of December 31, 2013, the loss in excess of noncontrolling interest for TC Digital absorbed by 4Kids Digital, in the aggregate, since the formation of such entity is $21,548.

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

As of December 31, 2013, the noncontrolling member held 45% of the equity in the entity.  The following table summarizes the noncontrolling interest’s loss attributable to the noncontrolling equity interest in TC Websites:

	Year Ended December 31,
	2013	2012	2011
TC Websites net loss before common units noncontrolling interest	$—	$—	$(4)
Noncontrolling interest percentage	45%	45%	45%
Loss attributable to noncontrolling interest	$—	$—	$(2)

As of December 31, 2013, the loss in excess of noncontrolling interest for TC Websites absorbed by 4Kids Websites in the aggregate since the formation of such entity is $6,038.

19. RELATED PARTY TRANSACTIONS

Chaotic USA Entertainment Group, Inc. (“CUSA”) - On December 11, 2006, 4Kids Digital and CUSA LLC formed TC Digital as a joint venture, with 4Kids Digital now owning 55% of TC Digital’s membership interests and CUSA LLC now owning 45% of TC Digital’s membership interests.  TC Digital is treated as a consolidated subsidiary of the Company as a result of its majority ownership in TC Digital and its right to break any dead-locks within the TC Digital Management Committee. Effective September 30, 2010, the Company terminated the operations of TC Digital and TC Websites due to their continued lack of profitability.  The termination of the business of TC Digital and TC Websites will enable the Company to further reduce costs and focus on its core businesses.  As a consequence of the termination of their operations, TC Digital and TC Websites ceased supporting the Chaotic trading card game and website, effective October 1, 2010.  The results of operations of TC Digital and TC Websites are reported in the Company’s consolidated financial statements as discontinued operations (see Note 14), subject to a noncontrolling interest.  Bryan Gannon (“Gannon”), President and Chief Executive Officer of CUSA and John Milito (“Milito”), Executive Vice President and Chief Operating Officer of CUSA, each own an interest of approximately 32% in CUSA and became officers of TC Digital in 2006.  Milito’s employment with TC Digital was terminated on December 31, 2009.   Gannon’s employment with TC Digital was terminated on October 15, 2010.

Index
As of December 31, 2013, the Company had entered into the following transactions with CUSA and CUSA LLC, or parties related to Gannon and Milito that are summarized below:

°	Chaotic Property Representation Agreement - On December 11, 2006, 4Kids Licensing, CUSA and Apex Marketing, Inc. (“Apex”), a corporation in which Gannon holds 60% of the outstanding capital stock and Milito owns 39% of the outstanding capital stock, entered into an amended and restated Chaotic Property Representation Agreement (“CPRA”) replacing the original Chaotic Property Representation Agreement entered into by the parties in April 2005. Under the terms of the CPRA, 4Kids Licensing is granted exclusive television broadcast and production, merchandising licensing, and home video rights to the “Chaotic” Property worldwide in perpetuity, subject to certain limited exceptions. Under the terms of the CPRA, all “Chaotic” related income less approved merchandising and other expenses shall be distributed 50% to the Company and 50% to CUSA and Apex, excluding trading card royalties which are distributed 55% to 4Kids Digital and 45% to CUSA. Additionally, all approved production expenses for television episodes based on the “Chaotic” property are allocated 50% to 4Kids Licensing and 50% to CUSA and Apex. As of December 31, 2013, 2012, and 2011 there were no distributions and approximately $8,273, 8,292, and $8,364, respectively, of production, merchandising and other general expenses were owed to 4Kids Licensing by CUSA and Apex, collectively, which were fully reserved on the Company’s consolidated financial statements.

°	Patent License Agreements - On December 11, 2006, TC Digital and TC Websites each entered into an agreement (the “Patent License Agreements”) with Cornerstone Patent Technologies, LLC (“Cornerstone”), a limited liability company, in which Gannon and Milito each hold a 25% membership interest. Pursuant to the Patent License Agreements, TC Digital and TC Websites obtained exclusive licenses (subject to certain exceptions) to use certain patent rights in connection with “Chaotic” and other trading card games which are uploaded to websites owned and operated by each such entity. Additionally, each of TC Digital and TC Websites agreed to pay Cornerstone a royalty of 1.5% of the Manufacturer’s Suggested Retail Price for the sale of trading cards. On September 10, 2007, the Company purchased a 25% interest in such patents from Cornerstone for $750. During the years ended December 31, 2013, 2012, and 2011, the Company earned no royalties associated with its portion of the patents, related to the sales of “Chaotic” trading cards, which such royalties are eliminated in the Company’s consolidated financial statements.

°	Operating Agreement of TC Digital LLC - Under the terms of the TC Digital operating agreement (“TCD Agreement”), TC Digital is obligated to pay the following fees and/or royalties to: (i) 4Kids Digital equal to 3% of TC Digital’s gross revenues up to $350 per year for management services performed; (ii) 4Kids Digital and CUSA equal to 3% of net sales of each pack of trading cards sold; and (iii) the Company equal to (x) 10% of the net sales of “Chaotic” trading cards and (y) an additional 1% of net sales of “Chaotic” trading cards above $50 million during a calendar year. The Company acquired its rights to receive royalties of 10% in respect to net sales of “Chaotic” trading cards under the TCD Agreement through purchases from Dracco Company Ltd. (“Dracco”) of a 5% royalty stream on October 17, 2007, a 1% royalty stream, previously allocated to CUSA from Dracco, on December 18, 2007, a 4% royalty stream on March 17, 2008 in exchange for one-time payments of $2,250, $450 and $1,100, respectively. The consideration for the purchase of the 1% royalty stream for $450 was satisfied through the settlement of certain capital contributions required to be made by CUSA to TC Websites under the TCW Agreement. During the years ended December 31, 2013, 2012, and 2011, the Company and CUSA earned no royalties and or fees relating to the sales of “Chaotic” trading cards under the TCD agreement. The Company’s portion of royalties and its management fee are eliminated in its consolidated financial statements.

°	Chaotic Merchandise License Agreement - On December 11, 2006, 4Kids Licensing, CUSA and TC Digital entered into a merchandise licensing agreement pursuant to which 4Kids Licensing and CUSA granted TC Digital exclusive rights to manufacture, produce and license “Chaotic” trading cards and related accessories through December 31, 2016. Under the terms of the agreement, TC Digital is obligated to pay a royalty on trading cards and all related accessories equal to (i) 4% of net sales to 4Kids Licensing while any amounts are outstanding to 4Kids Digital under the loan agreement or line of credit agreement or (ii) if no amounts are outstanding to 4Kids Digital under the loan agreement or line of credit agreement, 8% of net sales of such cards and accessories, 55% of which will be paid to 4Kids Licensing and 45% of which will be paid to CUSA. For the years ended December 31, 2013, 2012, and 2011, no royalties had been earned under this agreement.

°	Operating Agreement of TC Websites LLC - On December 11, 2006, 4Kids Websites entered into the TC Websites Operating Agreement (“TCW Agreement”) with CUSA to purchase a 50% membership interest in TC Websites, which was amended on December 18, 2007 in connection with 4Kids Websites’ acquisition of an additional 5% ownership interest in TC Websites. Under the terms of the TCW Agreement, each member of TC Websites is obligated to make capital contributions on a pro-rata basis to the extent determined by its Management Committee to be necessary to fund the operation of the Website. Any transaction resulting in the sale of more than 50% of TC Websites’ membership interests or in the sale of all or substantially all of TC Digital’s assets requires the consent of members of TC Websites holding two-thirds of its membership interests (as opposed to a majority of its membership interests).

Index
°	Interest Purchase Agreement - On March 2, 2009, TC Digital, the Company and Home Focus entered into various agreements pursuant to which TC Digital and Home Focus agreed to form TDI and the Company agreed to purchase the TDI interest from Home Focus. The purchase price for the TDI interest is an initial price of $1,575 with an obligation to pay up to an additional $1,000 (the “Conditional Payments”) conditioned upon the “Chaotic” television series being telecast in the five largest European television markets (the United Kingdom, France, Germany, Spain and Italy) and/or TDI selling in excess of $10,000 of “Chaotic” trading cards. To date, the Company has entered into agreements for the telecast of the “Chaotic” television series in the UK, France and Germany, requiring the Company to make $600 of the Conditional Payments. The Company has paid Home Focus the following consideration for the TDI interest: the Company paid $475 upon execution of the various agreements and has paid the monthly installments of $125 for each of April, May, June, July and August of 2009. The Company ceased paying Home Focus additional amounts under the Interest Purchase Agreement due to the failure by Home Focus to make the required capital contributions to TDI required under the Shareholders Agreement, dated March 2, 2009, entered into by the Company and Home Focus with respect to TDI (the “TDI Agreement”).

°	TDI Shareholders Agreement - Under the TDI Agreement, the Board of Directors of TDI consists of four directors. TC Digital has the right to elect two directors and the Company and Home Focus each have the right to elect one director. There are a number of extraordinary actions that require the consent by shareholders holding at least 80% of the voting stock of TDI in addition to approval of the Board of Directors. The TDI Agreement requires the shareholders to provide TDI with additional capital on a pro rata basis in exchange for additional equity. Under the TDI Agreement, TDI is required to pay or reimburse TC Digital for the costs and expenses associated with the printing, advertising, marketing and promotion of the “Chaotic” trading card game in the TDI Territory (as defined in the TDI Agreement). In addition, TDI is responsible for reimbursing TC Digital and TC Websites for the cost of translating the “Chaotic” trading cards and “Chaotic” website into the European languages and for bandwidth and equipment charges associated with making the “Chaotic” website operational in the TDI Territory. TDI is also required to pay TC Digital and TC Websites a design fee equal to 3% and 1.5%, respectively, of net sales of “Chaotic” trading cards in the TDI Territory. For the years ended December 31, 2013, 2012, and 2011, TC Digital and TC Websites earned no royalties, under this agreement arising from the net sales of “Chaotic” trading cards in the TDI Territory. The royalties earned by TC Digital and TC Websites are eliminated in the Company’s consolidated financial statements.

20.  SUBSEQUENT EVENTS

As of December 31, 2013 the Company owned the copyright and trademark to the “Charlie Chan” live action television series.  On January 22, 2014 the Company sold its rights to “Charlie Chan” to Twentieth Century Fox for $225.

On March 25, 2014, the Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”) among the Company, Cleveland Capital, L.P. (“Cleveland Capital”) and Prescott Group Aggressive Small Cap Masterfund, GP (“Prescott Group”, and together with Cleveland Capital, the “Purchasers”), and the guarantors party thereto, each of which is a wholly-owned subsidiary of the Company (each a “Guarantor” and collectively, the “Guarantors”), pursuant to which the Company agreed to issue to the Purchasers (i) up to an aggregate principal amount of $1,650 of promissory notes (each a “Note” and collectively, the “Notes”), to be guaranteed by the Guarantors, and (ii) warrants (each a “Warrant” and collectively, the “Warrants”) to purchase up to an aggregate of 1,683,673 shares (the “Warrant Shares”) of the Company’s common stock, par value $0.01 per share (the “Common Stock”), for an aggregate purchase price of approximately $1,650 (the “Offering”).

On March 25, 2014, the Offering closed and the Company (i) issued and sold to Cleveland Capital a Note in the principal amount of $150 and a Warrant to purchase up to 153,061 Warrant Shares and received $150, and (ii) issued and sold to Prescott Group a Note in the principal amount of $1,500 and a Warrant to purchase up to 1,530,612 Warrant Shares and received $1,500.

The Notes accrue interest at a rate of 5.0% per year from and after the date of issuance of such Note.  The Notes provide for customary events of default, including nonpayment, certain events of bankruptcy or failure to comply with covenants or other agreements.  The Notes will mature on March 25, 2016.  The Warrants have an initial exercise price of $0.98 per Warrant Share. The Warrants are exercisable immediately and expire ten years from the date of issuance.

Wade Massad, one of the Company’s directors, is the Co-Founder and Co-Managing Member of Cleveland Capital Management, L.L.C., which is the General Partner of Cleveland Capital. Cleveland Capital beneficially owns more than 5% of the Common Stock of the Company.  Duminda DeSilva, one of the Company’s directors, is the Managing Director at Prescott Group Capital Management, L.L.C., an affiliate of Prescott Group, which beneficially owns more than 17% of the Common Stock of the Company.

Index
21. SEGMENT AND RELATED INFORMATION

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

Years Ended December 31,	Entertainment and Brand Licensing	IsoBLOX™ and Sports Licensing/ Distribution	Total
2013:
Net revenues from external customers	$1,039	$175	$1,214
Reorganization items	(151)	—	(151)
Gain on settlement of pre-petition liabilities	26	—	26
Segment loss	(2,982)	(1,349)	(4,331)
Segment assets	1,243	2,325	3,568

2012:
Net revenues from external customers	$3,325	$—	$3,325
Reorganization items	(4,071)	—	(4,071)
Gain on settlement of pre-petition liabilities	1,331	—	1,331
Gain on litigation	8,000	—	8,000
Gain on sale	17,714	—	17,714
Segment income	19,652	—	19,652
Segment assets	11,272	—	11,272

2011:
Net revenues from external customers	$8,073	$—	$8,073
Interest income	63	—	63
Loss on sale of investment securities	(910)	—	(910)
Reorganization items	(1,628)	—	(1,628)
Gain on litigation	489	—	489
Segment loss	(1,857)	—	(1,857)
Segment assets	7,276	—	7,276

Net revenues from external customers and segment profit from discontinued operations have been excluded and are disclosed in Note 14.  Additionally, segment assets relating to discontinued operations of $1, $268, and $8,668 as of December 31, 2013, 2012, and 2011, respectively, have also been excluded in segment reporting.

Index
22. SUMMARIZED QUARTERLY DATA (UNAUDITED)

Following is a summary of the quarterly results of operations for the years ended December 31, 2013 and 2012:

	Fiscal Quarters
2013	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Revenues	$257	$236	$296	$425
Loss from continuing operations	(1,288)	(1,275)	(1,069)	(699)
Net income from discontinued operations	279	454	436	1
Net loss attributable to 4Licensing Corporation	$(935)	$(979)	$(735)	$(580)
Basic and diluted (loss) earnings per share attributable to
4Licensing Corporation common shareholders
Continuing operations	$(0.09)	$(0.09)	$(0.08)	$(0.04)
Discontinued operations	0.02	0.02	0.03	—
Basic and diluted lossper share attributable to 4Licensing Corporation common shareholders	$(0.07)	$(0.07)	$(0.05)	$(0.04)

	Fiscal Quarters
2012	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Revenues	$1,262	$1,483	$263	$317
Income (loss) from continuing operations	7,519	(666)	13,589	(790)
Net (loss) income from discontinued operations	(3,496)	(5,521)	(1,705)	614
Net income (loss) attributable to 4Licensing Corporation	$4,023	$(6,187)	$11,884	$(176)
Basic and diluted earnings (loss) per share attributable to
4Licensing Corporation common shareholders
Continuing operations	$0.55	$(0.05)	$0.99	$(0.05)
Discontinued operations	(0.26)	(0.40)	(0.12)	0.04
Basic and diluted income (loss) per share attributable to 4Licensing Corporation common shareholders	$0.29	$(0.45)	$0.87	$(0.01)

Quarterly amounts for income (loss) per share may not agree to annual amount due to rounding.

******