Form 10-Q
period 2014-03-31
4Licensing Corp
filed 2014-05-15
CIK 58592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to _______________

Commission file number 0-7843

4Licensing Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-2691380 (I.R.S. Employer Identification No.)

767 Third Avenue
New York, New York  10017
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.     Yes ☒     No ☐

As of May 15, 2014, the number of shares outstanding of the common stock of 4Licensing Corporation, par value $.01 per share, was 13,721,992.

4Licensing Corporation and Subsidiaries

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.
4LICENSING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2014 and DECEMBER 31, 2013
(In thousands of dollars, except share and per share data)
	March 31, 2014	December 31, 2013
ASSETS:	(Unaudited)
Current assets:
Cash and cash equivalents	$1,467	$356
Accounts receivable - net	217	308
Inventories	342	137
Prepaid expenses and other current assets	385	278
Current assets of discontinued operations	1	1
Total current assets	2,412	1,080
Property and equipment - net	31	37
Accounts receivable - noncurrent, net	17	1
Intangible assets - net	1,944	1,979
Other assets - net	442	471
Total assets	$4,846	$3,568

LIABILITIES AND EQUITY:
Current liabilities:
Due to licensors	$576	$327
Accounts payable and accrued expenses	1,635	1,789
Current liabilities of discontinued operations	293	618
Deferred revenue	13	7
Total current liabilities	2,517	2,741
Long-term debt	672	—
Accrued expenses – long-term	60	23
Total liabilities	3,249	2,764
Commitments and contingencies
4Licensing Corporation shareholders’ equity (deficit)
Preferred stock, $.01 par value - authorized 3,000,000 shares; none issued	—	—
Common stock, $.01 par value - authorized 40,000,000 shares; issued 15,845,879 and 15,838,879 shares; outstanding 13,721,992 and 13,714,992 shares at March 31, 2014 and December 31, 2013, respectively	158	158
Additional paid-in capital	70,624	69,629
Accumulated deficit	(16,935)	(16,748)
	53,847	53,039
Less cost of 2,123,887 treasury shares at March 31, 2014 and December 31, 2013	(36,488)	(36,488)
Total equity of 4Licensing Corporation shareholders	17,359	16,551
Noncontrolling interests, (includes discontinued operations of $(16,203) at March 31, 2014 and December 31, 2013)	(15,762)	(15,747)
Total equity	1,597	804
Total liabilities and equity	$4,846	$3,568

See notes to consolidated financial statements.

4LICENSING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(In thousands of dollars, except share data)
	Three Months Ended
	March 31,
	2014	2013
Net revenues:
Service revenue	$101	$252
Product sales	47	5
Total net revenues	148	257

Costs and expenses:
Selling, general and administrative	1,013	1,514
Costs of product sales	17	2
Total costs and expenses	1,030	1,516

Loss from operations	(882)	(1,259)

Other income (expense):
Gain on sale	225	—
Interest expense	(4)	(3)
Total other income (expense)	221	(3)

Loss from continuing operations before reorganization items	(661)	(1,262)
Reorganization items	(16)	(51)
Gain on settlement of pre-petition liabilities	—	25

Loss from continuing operations	(677)	(1,288)
Income from discontinued operations	325	279
Net loss	(352)	(1,009)
Loss attributable to noncontrolling interests, continuing operations	165	74
Net loss attributable to 4Licensing Corporation	$(187)	$(935)

Per share amounts:
Basic and diluted loss per share attributable to 4Licensing Corporation common shareholders
Continuing operations	$(0.03)	$(0.09)
Discontinued operations	0.02	0.02
Basic and diluted loss per share attributable to 4Licensing Corporation common shareholders	$(0.01)	$(0.07)
Weighted average common shares outstanding:
Basic	13,721,992	13,714,992
Diluted	13,721,992	13,714,992

Net loss attributable to 4Licensing Corporation:
Loss from continuing operations	$(677)	$(1,288)
Loss attributable to noncontrolling interests, continuing operations	165	74
Net loss from continuing operations	(512)	(1,214)
Income from discontinued operations	325	279
Net income from discontinued operations	325	279
Net loss attributable to 4Licensing Corporation	$(187)	$(935)

See notes to consolidated financial statements.

4LICENSING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(In thousands of dollars and shares)
	March 31,
	2014	2013
Net loss	$(352)	$(1,009)
Other comprehensive income (loss):
Reclassification of translation adjustment related to liquidation of foreign subsidiary	—	(344)
Other comprehensive loss	—	(344)
Comprehensive loss	(352)	(1,353)
Loss attributable to noncontrolling interests	165	74
Comprehensive loss attributable to 4Licensing Corporation	$(187)	$(1,279)

See notes to consolidated financial statements.

4LICENSING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2014
(In thousands of dollars and shares)
	4Licensing Corporation Shareholders’
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Less Treasury Stock	Total Equity of 4Licensing Corporation Shareholders	Non-controlling Interests	Total Equity

BALANCE, DECEMBER 31, 2013	15,839	$158	$69,629	$(16,748)	$(36,488)	$16,551	$(15,747)	$804
Capital contribution from noncontrolling interest	—	—	—	—	—	—	150	150
Stock-based compensation expense	—	—	13	—	—	13	—	13
Exercise of stock options	7	—	4	—	—	4	—	4
Warrants issued in connection with debt	—	—	978	—	—	978	—	978
Comprehensive net loss	—	—	—	(187)	—	(187)	(165)	(352)
BALANCE, MARCH 31, 2014	15,846	$158	$70,624	$(16,935)	$(36,488)	$17,359	$(15,762)	$1,597

See notes to consolidated financial statements.

4LICENSING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(In thousands of dollars)
	2014	2013
Cash flows from operating activities:
Net loss	$(352)	$(1,009)
Income from discontinued operations	(325)	(279)
Loss from continuing operations	(677)	(1,288)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	41	39
Gain on settlement of pre-petition liabilities	—	(25)
Provision for doubtful accounts	—	5
Share-based compensation	13	55
Changes in operating assets and liabilities:
Inventory	(205)	(126)
Accounts receivable	75	206
Prepaid expenses and other current assets	(107)	(273)
Other assets – net	29	100
Due to licensors	249	(103)
Accounts payable and accrued expenses	(154)	(1,784)
Liabilities subject to compromise	—	(933)
Deferred revenue	6	—
Long-term accrued expenses	37	27
Net cash used in continuing operating activities	(693)	(4,100)
Net cash used in discontinued operating activities	—	(164)
Net cash used in operating activities	(693)	(4,264)

Cash flows from investing activities:
Proceeds from sale of certain assets	—	1,000
Acquisition of assets	—	(2,100)
Purchase of property and equipment	—	(4)
Net cash used in investing activities	—	(1,104)
Cash flows from financing activities:
Capital contribution from noncontrolling interests	150	643
Proceeds from long-term debt	1,650	—
Proceeds from exercise of stock options	4	—
Net cash provided by financing activities	1,804	643

Net increase (decrease) in cash and cash equivalents	1,111	(4,725)
Cash and cash equivalents, beginning of period	356	9,011
Cash and cash equivalents, end of period	$1,467	$4,286

Supplemental schedule of non-cash financing activities

Warrants issued in connection with debt	$978	$—

See notes to consolidated financial statements.

4LICENSING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands of dollars, except share and per share data)

1. DESCRIPTION OF BUSINESS

General Development and Narrative Description of Business -
4Licensing Corporation (“4LC”), together with the subsidiaries through which its business is conducted (the “Company”), is a licensing company specializing in the youth oriented markets, sports and specialty brands. The Company was originally organized as a New York corporation in 1970, and in December 2012 was reincorporated in Delaware.

The Company’s consolidated financial statements have been prepared assuming that it will be able to continue to operate as a going concern.  The Company’s limited liquidity as of March 31, 2014 and the costs associated with the further development and launch of products, which could be substantial, raise doubt about the Company’s ability to continue as a going concern.

Liquidity – In recent years, the Company has incurred substantial net losses and has used substantial amounts of cash in its operating activities.  Sales by the Company of certain securities previously held in its investment portfolio as well as certain other assets have significantly contributed to the funding of these operating losses.  While the timing of these sales, was not primarily motivated by then-current cash needs, without these sales, the Company would not have had sufficient cash to fund its operations.

The Company will consider all alternatives available to generate additional cash to fund its operations, including, but not limited, to sales of assets, issuance of equity or debt securities, and other third party-arrangements.  There can be no assurance that any of these alternatives will generate additional cash.

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

On October 5, 2012, the Company filed (i) the Disclosure Statement with Respect to Debtors’ Proposed Joint Plan of Reorganization (as may be amended, the “Disclosure Statement”), (ii) the Debtors’ Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code (as may be amended, the “Plan”) and (iii) a motion establishing deadlines and procedures with respect to the solicitation of votes on the Plan (the “Procedures Motion”).  On October 29, 2012, the Company filed (i) the Amended Disclosure Statement with Respect to Debtors’ Proposed Plan of Reorganization and (ii) the Debtor’s Amended Joint Plan of Reorganization pursuant to Chapter 11 of the United States Bankruptcy Code.  On October 31, 2012, the Bankruptcy Court approved the Procedures Motion and the Disclosure Statement and authorized the Debtors to solicit votes on the Plan.  The Debtors formally commenced solicitation in respect of the Plan in early November 2012.

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

The Company’s business consists of the following two segments:

IsoBLOX™ and Sports Licensing/Distribution - The IsoBLOX™ and Sports Licensing/Distribution business segment consists of the following wholly owned subsidiaries of the Company: 4LC Sports & Entertainment, Inc. (“4LC Sports”), formerly known as 4Kids Ad Sales, Inc., and 4LC Technology, Inc. (“4LC Technology”), formerly known as 4Kids Technology, Inc., which, in February 2013, acquired, through Pinwrest Development Group, LLC (“Pinwrest”), of which 70% of the membership interests are owned by 4LC Technology, a patent for the IsoBLOX™ technology (the “Patent”) from The Dodd Group, LLC (“TDG”), a Texas limited liability company. The Patent covers a protective shin guard for use in products in the athletic, recreational, police/military, medical and industrial sectors consisting of an elastomeric sleeve within which is deposited protective plastic material consisting of rigid plates joined together by living hinges. The protective plastic material is solid enough to provide protection, flexible enough to better fit the wearer of the shin guard and is lightweight.

In December 2013, Pinwrest filed a provisional patent application (the “Provisional Patent”) with the U.S. Patent Office covering its newly developed body protection systems and devices that can be used to prevent or limit serious injuries from impacts or collisions during an activity.  The products covered by the Provisional Patent provide body protection systems and devices that can be incorporated into articles of clothing, materials or articles such as seats, linings, or walls of vehicles to reduce the effect of impact.  These body protection devices can form part of headgear, gear, or clothing that is designed to cover and protect one or more parts of a person, such as a military or law enforcement individual, or a professional or recreational athlete.

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

Discontinued Operations - On August 16, 2012, the Company’s Board of Directors determined to discontinue the operations of its U.K. Subsidiary, 4Kids International, effective September 30, 2012.  The results of operations for the international segment is reported as a discontinued operation.

Due to the Company’s sale of certain of its assets in July 2012, and the continued lack of profitability, effective June 30, 2012, the Company terminated the operations of 4Kids Ad Sales, Inc. (“4Kids Ad Sales”), 4Kids Productions, Inc. (“4Kids Productions”), 4Kids Entertainment Music, Inc. (“4Kids Music”) and 4Kids Entertainment Home Video, Inc. (“4Kids Home Video”).  Additionally, effective September 30, 2010, the Company terminated the operations of TC Digital and TC Websites.  The results of operations attributable to those segments are reported in the Company’s consolidated financial statements as discontinued operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The consolidated financial statements, except for the December 31, 2013 consolidated balance sheet, are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013 presented in our Annual Report on Form 10-K. The consolidated balance sheet as of December 31, 2013 was derived from the audited consolidated balance sheet contained in our Annual Report on Form 10-K.  All significant intercompany accounts and transactions have been eliminated.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position of the Company as of March 31, 2014 and December 31, 2013, and the results of operations and comprehensive income (loss) for the three months ended March 31, 2014 and 2013, and changes in equity for the three months ended March 31, 2014 and cash flows for the three months ended March 31, 2014 and 2013. Because of the inherent seasonality and changing trends of the youth oriented market, sports and specialty brands, operating results for the Company on a quarterly basis may not be indicative of operating results for the full year.

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

Revenue Recognition –

Service revenues, which consists of licensing revenues: Licensing revenues, net of licensor participations, are recognized when the underlying royalties from the sales of the related products are earned and determinable. The Company recognizes guaranteed royalties, net of licensor participations at the time the arrangement becomes effective if the Company has met all of the following: (1) no significant direct continuing involvement with the underlying Property or obligation to the licensee, (2) the license period has commenced; and (3) collectability is reasonably assured.  Licensing advances and guaranteed payments collected but not yet earned by the Company are classified as deferred revenue in the accompanying consolidated balance sheets.

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

Property and Equipment - Property and equipment are carried at cost, net of accumulated depreciation and amortization. Depreciation is calculated on the straight-line method based on the estimated useful lives of the assets, which range from three to ten years. Costs associated with the repair and maintenance of property are expensed as incurred.

Impairment Of Long-Lived And Intangible Assets - The Company assesses the recoverability of long-lived assets for which an indication of impairment exists. The recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. Fair value of long-lived assets is determined using the expected cash flows discounted at a rate commensurate with the risk involved.  At March 31, 2014, the Company believes that the future cash flows to be received from the remaining long-lived assets will exceed the respective assets’ carrying value, and accordingly has not recorded any impairment losses.

Cash and Cash Equivalents - The Company considers all highly liquid assets, having an original maturity of less than three months, to be cash equivalents.  Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits.  The Company believes it is not exposed to any significant credit risk of cash and cash equivalents.  All of our non-interest bearing cash balances are insured at March 31, 2014 up to $250 per depositor at each financial institution, and our non-interest bearing cash balances may exceed federally insured limits.

Fair Value Measurements - The fair values of the Company’s financial instruments reflect the estimates of amounts that would be received from selling an asset in an orderly transaction between market participants at the measurement date.  The fair value estimates presented in this report are based on information available to the Company as of March 31, 2014 and December 31, 2013.

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

Inventories - Inventories are stated at the lower of cost or market. The inventory balance of $342 at March 31, 2014 consists of finished goods and raw materials of $138 and $204, respectively, related to the IsoBLOX™ and Sports Licensing/Distribution segment. The inventory balance at December 31, 2013 consisted solely of finished goods related to the IsoBLOX™ and Sports Licencing/Distributing segment.

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

Participation Advances – Participation advances as of March 31, 2014 and December 31, 2013 were both $287 and were included in “other assets” on the balance sheet.

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

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the years reported. Actual results could materially differ from those estimates.

Certain accounting principles require subjective and complex judgments to be used in the preparation of financial statements. Accordingly, a different financial presentation could result depending on the judgments, estimates, or assumptions that are used. Such estimates and assumptions include, but are not specifically limited to, those required in the assessment of the impairment of long-lived assets, allowance for doubtful accounts, valuation allowances for deferred tax assets and determination of stock-based compensation.

Debt Discounts - The Company records, as a discount to promissory notes, the relative fair value of detachable warrants issued in connection with debt issuances. Debt discounts under these arrangements are amortized to interest expense using the effective interest method over the earlier of the term of the related debt or their earliest date of redemption.

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

Our assessment of the valuation allowance on the deferred tax assets could change in the future based on our levels of pre-tax income and other tax-related adjustments. A change in estimate of the valuation allowance, in whole or in part, would result in a non-cash reduction in income tax expense during the period of the change. Due to the continued losses incurred by the Company in 2014 and prior years, the Company believes that it is more likely than not that the deferred tax asset related to these net operating losses will not be realized and therefore recorded a full valuation allowance.  If, in the future, the Company determines that the utilization of these net operating losses becomes more likely than not, the Company will reduce the valuation allowance at that time.

Pinwrest is a limited liability company and has elected to be treated as a partnership for income tax purposes. As such, U.S. federal and state income taxes (in the states which tax limited liability companies as partnerships) are the direct responsibility of its members. The Company owns 70% of the membership interests of Pinwrest. Thus, the Company’s respective portion of its activity is reported in the consolidated tax returns of 4LC.

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

Other Comprehensive Income (Loss) - The Company classifies items as other comprehensive income (loss) by their nature in the financial statements and displays the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet.  The changes in cumulative translation adjustment during the first quarter of 2013 included a write-off of $344 in cumulative translation adjustment income as a result of the liquidation of the Company’s U.K. subsidiary.  This change has been reported as income from discontinued operations in the Company’s 2013 statements of operations.

Recently Adopted Accounting Standards - We adopted recent amendments to authoritative guidance issued by FASB in February 2013, which requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income. This update resulted in additional disclosure but had no effect on the Company’s consolidated financial position and results of operations.

Recently Issued Accounting Standards - In April 2014, the FASB issued ASU No. 2014-8, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The standard changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has a major effect on an entity’s operations and financial results. This accounting guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale. The guidance is effective for the Company on a prospective basis beginning in the first quarter of fiscal 2015.

3. INTANGIBLE ASSETS

Intangible assets consist of a patent for the IsoBLOX™ technology, which was acquired in February 2013 for a purchase price of $2,100.  The intangible asset is being amortized over a fifteen year period on a straight line basis.  Amortization expense of $35 and $18 has been recorded for the three months ended March 31, 2014 and 2013, respectively. The net carrying value of the intangible assets as of March 31, 2014 and December 31, 2013 was $1,944 and $1,979, respectively.

4. LONG-TERM DEBT

Promissory Notes, Related Parties - On March 25, 2014, the Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Cleveland Capital, L.P. (“Cleveland Capital”) and Prescott Group Aggressive Small Cap Masterfund, GP (“Prescott Group”, and together with Cleveland Capital, the “Purchasers”), and the guarantors party thereto, each of which is a wholly-owned subsidiary of the Company (each a “Guarantor” and collectively, the “Guarantors”), pursuant to which the Company agreed to issue to the Purchasers (i) up to an aggregate principal amount of $1,650 of promissory notes (each a “Note” and collectively, the “Notes”), to be guaranteed by the Guarantors, and (ii) warrants (each a “Warrant” and collectively, the “Warrants”) to purchase up to an aggregate of 1,683,673 shares (the “Warrant Shares”) of the Company’s common stock, par value $0.01 per share (the “Common Stock”), for an aggregate purchase price of approximately $1,650 (the “Offering”).

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

As part of the Purchase Agreement, as long as the Notes are outstanding, the Company may issue additional warrants if certain events were to occur. The number and term of the new warrants that would then be issuable would only be known upon such an occurrence.

Under the terms of the Notes, the Company was required to use any proceeds received in connection with the general unsecured creditor claim against Lehman Brothers, Inc. to repay principal and accrued but unpaid interest outstanding under the Notes.  In May 2014, the Company sold the claim against Lehman Brothers, Inc. to a third party for $1,607.  See Note 10 for a discussion of the claim against Lehman Brothers, Inc.  The Purchasers have waived the obligation to repay principal outstanding under the Notes with the proceeds that were received in connection with the claim.

Wade Massad, one of the Company’s directors, is the Co-Founder and Co-Managing Member of Cleveland Capital Management, L.L.C., which is the General Partner of Cleveland Capital. Cleveland Capital beneficially owns more than 5% of the Common Stock of the Company.  Duminda DeSilva, one of the Company’s directors, is the Managing Director at Prescott Group Capital Management, L.L.C., an affiliate of Prescott Group, which beneficially owns more than 5% of the Common Stock of the Company.

During the first quarter of 2014, the Company issued the Notes along with 1,683,673 detachable Warrants. The detachable Warrants were valued at approximately $1.43 per warrant using the Black-Scholes model at March 25, 2014. The relative fair value of the detachable Warrants of $978 was recorded as a component of stockholders’ equity with the offset recorded as a discount on the Notes and included as a component of Notes in the accompanying consolidated balance sheet as of March 31, 2014. The fair value of the Warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 2.75%, volatility – 100.00%, expected term – 10 years, expected dividends – 0%. The debt discount related to the Warrants is being amortized over a two-year period (through maturity) using the effective interest method.

5. STOCK-BASED EMPLOYEE COMPENSATION

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

The Company granted stock options to purchase approximately 850,000 shares of its common stock on February 27, 2013 under the Incentive Plan.   The stock options were granted to an executive officer and members of the Board of Directors, at an exercise price of $0.26 per share (determined by the Board of Directors based upon the range of bid prices for the Company’s common stock on the grant date), and a grant date fair value of $151.  These options become fully exercisable over a two-year period (1/3 exercisable on the grant date, 1/3 exercisable one year after the grant date and the remaining 1/3 exercisable two years after the grant date, respectively) and expire on February 27, 2023.

Total stock-based compensation recorded for the three months ended March 31, 2014 and 2013 was $13 and $55, respectively, and is included in selling, general and administrative expenses.  The fair values of options granted were estimated on the date of grant using the Black-Scholes Merton option pricing model based on the assumptions included in the table below. The fair value of the Company’s stock option awards is charged to expense over the vesting life of the underlying stock options using the straight line method. Expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate for periods within the contractual life of the stock option award is based on the yield of U.S. Treasury bonds on the grant date with a maturity equal to the expected term of the stock option. The expected life of stock option awards granted to employees and non-employee directors is based upon the “simplified” method for “plain vanilla” options described in SEC Staff Accounting Bulletin No. 107, as amended by SEC Staff Accounting Bulletin No. 110. Forfeiture rates are based on management’s estimates.

Three months ended March 31, 2013
Expected volatility	84%
Expected dividend yield	0.00%
Weighted average risk-free interest rate	1.05%
Expected life	5.50 years
Forfeiture rate	0%

As of March 31, 2014, the Company has approximately $54 of unrecognized stock compensation expense which will be recognized over a period of approximately one year.

	Shares (In thousands)	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	905	$0.28
Grants	—	—
Exercised	(7)	(0.54)
Forfeited, cancelled or expired	—	—
Outstanding at March 31, 2014	898	$0.28	9	$1,181

Exercisable at March 31, 2014	583	$0.27	9	$770

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company’s common stock on the date of determination for those awards that have an exercise price currently below the closing price.  During the three months ended March 31, 2014, there were 7,000 shares exercised under the Incentive Plan with an intrinsic value of $4.

Availability for Future Issuance – As of March 31, 2014, stock options to purchase approximately 1,695,000 shares of the Company’s common stock were available for future issuance under the Incentive Plan.

6. INCOME TAXES

The (expense) benefit from income taxes consisted of the following:

	Three Months Ended
	March 31,
	2014	2013
Current	$—	$—
Deferred	(142)	(380)
	$(142)	$(380)
Less: Changes in valuation allowance	142	380
Total	$—	$—

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

7. EARNINGS (LOSS) PER SHARE

The Company computes basic Earnings (Loss) Per Share (“EPS”) based solely on the weighted average number of shares of its common stock outstanding during the period in accordance with authoritative guidance issued by the FASB. Diluted EPS reflects all potential dilution of common stock. For the three months ended March 31, 2014 and 2013, 2,518,673 and 850,000, respectively, shares attributable to outstanding options and warrants, were excluded from the calculation of diluted EPS because the effect was antidilutive.

8. SEVERANCE AND EXIT COSTS

A summary of the actions taken for exit costs recorded in loss from discontinued operations and the estimated remaining liability associated with such costs are as follows:

	Total Expenses	Remaining Liability as of March 31, 2014
Termination of contracts and leases	$—	$42
Total	$—	$42

The remaining liability for severance and exit costs, which are included in current liabilities of discontinued operations, will be paid in accordance with the provisions of the contractual agreements and payments are expected to be completed at various times through 2014.

9. DISCONTINUED OPERATIONS

In connection with its on-going evaluation of each of its business units, the management of the Company recommended to the Board of Directors of the Company that based upon the substantial operational losses and declining revenues being incurred by the Company’s international operations, such operations should be discontinued. Accordingly, on August 16, 2012, the Company’s Board of Directors determined to discontinue the operations of its U.K. Subsidiary, 4Kids International, effective September 30, 2012.  Pursuant to the Asset Purchase Agreement and the corresponding assets sold and due to their continued lack of profitability, effective June 30, 2012, the Company terminated the operations of 4Kids Ad Sales, 4Kids Productions, 4Kids Music and 4Kids Home Video. Additionally, effective September 30, 2010, the Company terminated the operations of TC Digital and TC Websites. The results of operations for the international, advertising media and broadcast segment, television and film production/distribution segment and the trading card and game distribution segment are reported as a discontinued operation and the accompanying consolidated financial statements have been reclassified for all prior periods to report the assets, liabilities and operating results of this business.

The following are the summarized results of discontinued operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Total net revenues	$—	$—
Total income (expenses)	325	279
Income from discontinued operations	$325	$279

Income from discontinued operations for the three months ended March 31, 2014 is due to the settlement of a liability related to the TCD International, Ltd. matter described below (see Note 10). Income from discontinued operations for the three months ended March 31, 2013 includes a gain of $344 due to the reclassification of accumulated translation adjustments from accumulated other comprehensive income as a result of the liquidation of the Company's U.K. subsidiary.

The major classes of assets and liabilities of the discontinued operations on the balance sheet are as follows:

	March 31, 2014	December 31, 2013
ASSETS
Accounts receivable – net	$1	$1
Current assets of discontinued operations	$1	$1

LIABILITIES
Accounts payable and accrued expenses	$293	$618
Current liabilities of discontinued operations	$293	$618

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

On May 7, 2014, the Company entered into a settlement agreement with Home Focus, which will not become effective until final approval is received from the bankruptcy court.  Under the terms of the agreement, the Company is required to pay Home Focus $750, which can be offset by $250 if the Company assisgns its rights to the Chaotic Property to Home Focus.  This offset is at the discretion of Home Focus.

Lehman Brothers, Inc. Claim - The Company believes that Lehman Brothers, Inc., the securities broker-dealer that purchased the auction rate securities on behalf of the Company, violated its legal obligations to the Company.  As a result, the Company took various measures to obtain appropriate legal relief, including initiating an arbitration on April 3, 2008 against Lehman Brothers, Inc. and the brokers who had serviced the Company’s Lehman account, with the Financial Industry Regulatory Authority.  On September 15, 2008, Lehman Brothers Holdings, Inc., the parent company of Lehman Brothers, Inc., filed for bankruptcy.  The Company’s arbitration proceeding was stayed by the Lehman bankruptcy.  On September 16, 2008, Barclays PLC announced that it had reached an agreement to purchase the assets of Lehman Brothers Holdings, Inc.’s North American operations, including substantial assets of Lehman Brothers, Inc.  The Lehman-Barclays transaction was approved by the United States Bankruptcy Court for the Southern District of New York on September 20, 2008.  On September 19, 2008, the Securities Investor Protection Corporation (“SIPC”) filed a proceeding, placing Lehman Brothers, Inc. in liquidation under the Securities Investor Protection Act (“SIPA”).  SIPC, pursuant to its authority under SIPA, has acted to facilitate the transfer of Lehman Brothers, Inc.’s customer accounts (including the Company’s accounts) to Barclays, PLC.  In late September 2009, the Company filed a proof of claim against Lehman Brothers, Inc. in the United States Bankruptcy Court for the Southern District of New York. The principal amount of the claim was approximately $31,500 plus interest. In addition, the proof of claim requested treble damages. The proof of claim is a general unsecured claim. On October 18, 2011, the Company entered into a settlement agreement and general release with the brokers who had serviced the Company’s account with Lehman Brothers, Inc. in exchange for a payment to the Company of approximately $489. On May 5, 2014, the Company entered into a stipulation with the Trustee for the liquidation of Lehman Brothers, Inc., regarding its proof of claim.  As part of the stipulation the Company will have an allowed, general unsecured creditor claim against the general estate of Lehman Brothers, Inc. of $3,653, which represents the Company’s final settlement of all claims against Lehman Brothers, Inc.

On May 9, 2014, the Company sold its $3,653 general unsecured creditor claim against the Lehman Brothers, Inc. estate to a third party for $1,607.

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

On the effective date of the Plan, the Company commenced paying creditors holding undisputed, allowed claims the full amount of such allowed claims. The Company and its counsel have also negotiated various settlement agreements with creditors holding disputed claims. As of March 31, 2014, the Company has paid all allowed claims and, on May 7, 2014, the Company entered into a settlement agreement with the remaining disputed claimant which requires final Bankruptcy Court approval. If the Bankruptcy Court does not approve the settlement then the claim may need to be litigated in the Bankruptcy Court or in other courts or administrative bodies. The cost and expense to litigate the disputed claim as well as any damages which may be awarded to the holder of such disputed claim may have a material adverse effect on the Company’s financial position or the results of its operations or cash flows.

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

Noncontrolling interest of membership units in Pinwrest represents the minority members’ proportionate share of the equity in the entity. Income is allocated to the membership units’ minority interest based on the ownership percentage throughout the year.  The following table summarizes the noncontrolling interest’s loss attributable to the noncontrolling equity interest in Pinwrest:

	Three Months Ended
	March 31,
	2014	2013
Pinwrest net loss before common units’ noncontrolling interest	$(549)	$(247)
Noncontrolling interest percentage	30%	30%
Loss attributable to noncontrolling interest	$(165)	$(74)

During the three months ended March 31, 2014 and 2013, contributions from noncontrolling investors amounted to $150 and $643, respectively.

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

Noncontrolling interest of membership units in TC Digital represents the noncontrolling members’ proportionate share of the equity in the entity. Income is allocated to the membership units’ noncontrolling interest based on the ownership percentage throughout the year. As of March 31, 2014, the noncontrolling member continued to hold 45% of the equity in the entity.  The following table summarizes the noncontrolling interest’s income attributable to the noncontrolling equity interest in TC Digital:

	Three Months Ended
	March 31,
	2014	2013
TC Digital net income (loss) before common units noncontrolling interest	$—	$—
Noncontrolling interest percentage	45%	45%
Income (loss) attributable to noncontrolling interest	$—	$—

As of March 31, 2014, the loss in excess of noncontrolling interest for TC Digital absorbed by 4Kids Digital, in the aggregate, since the formation of such entity is $21,548.

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

As of March 31, 2014, the noncontrolling member held 45% of the equity in the entity.  The following table summarizes the noncontrolling interest’s loss attributable to the noncontrolling equity interest in TC Websites:

	Three Months Ended
	March 31,
	2014	2013
TC Websites net income (loss) before common units noncontrolling interest	$—	$—
Noncontrolling interest percentage	45%	45%
Income (loss) attributable to noncontrolling interest	$—	$—

As of March 31, 2014, the loss in excess of noncontrolling interest for TC Websites absorbed by 4Kids Websites in the aggregate since the formation of such entity is $6,038.

13. SUBSEQUENT EVENTS

There were events that occurred subsequent to March 31, 2014 that required disclosure in the Company’s consolidated financial statements (See Note 10, Legal Proceedings).

14. SEGMENT AND RELATED INFORMATION

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

	Entertainment and Brand Licensing	IsoBLOX™ and Sports Distribution/ Licensing	Total
Three Months Ended March 31, 2014:
Net revenues from external customers	$83	$65	$148
Reorganization items	(16)	—	(16)
Segment loss	(70)	(607)	(677)
Segment assets	2,075	2,770	4,845

2013:
Net revenues from external customers	$252	$5	$257
Reorganization items	(51)	—	(51)
Segment loss	(988)	(300)	(1,288)
Segment assets	5,241	2,459	7,700

Net revenues from external customers and segment loss from discontinued operations have been excluded and are disclosed in Note 9.  Additionally, segment assets relating to discontinued operations of $1 and $152 for the three months ended March 31, 2014 and 2013, respectively, have also been excluded from segment reporting.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands of dollars unless otherwise specified)

Overview

Through its majority-owned subsidiary, Pinwrest, the Company during 2013 acquired the rights to a patent for the IsoBLOX™ technology (the “Patent”). The Patent covers a protective shin guard for use in products in the athletic, recreational, police/military, medical and industrial sectors consisting of an elastomeric sleeve within which is deposited protective plastic material consisting of rigid plates joined together by living hinges. In December 2013, Pinwrest filed a provisional patent application (the “Provisional Patent”) with the U.S. Patent Office covering its newly developed body protection systems and devices that can be used to prevent or limit serious injuries from impacts or collisions during an activity.  The products covered by this Provisional Patent provide body protection systems and devices that can be incorporated into articles of clothing, materials or articles such as seats, linings, or walls of vehicles to reduce the effect of impact.  These body protection devices can form part of headgear, gear, or clothing that is designed to cover and protect one or more parts of a person, such as a military or law enforcement individual, or a professional or recreational athlete.

During 2014, the Company has primarily been focused on monetizing the IsoBLOX™ technology in the marketplace. In January 2014, the Company received approval of its protective pitcher's cap for use in Major League Baseball (“MLB”). The Company is currently working with MLB teams to custom fit their players for the protective cap. A significant amount of the Company resources have been deployed for product development, manufacturing and the commercial launch of the IsoBLOX™ brand at retail.  Our initial product development strategy is to design and introduce products into the sports marketplace, utilizing our patented impact protection technology.  The costs associated with the further development and launch of products could be substantial. Provided that we generate the necessary resources, we will continue to work refining both our technology and our product lines.

These initiatives, while important to the future of the Company, did not translate into significant revenues in the first quarter of 2014.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon the success of the IsoBLOX™ products that we launch into the marketplace.

General

The Company receives revenues from licensing and product sales.  The Company historically has derived a substantial portion of its licensing revenues from a small number of Properties and brands, which usually generate revenues for only a limited period of time. The Company’s revenues are highly subject to changing trends in the sports and entertainment businesses, potentially causing dramatic increases and decreases from year to year due to the popularity of particular Properties or brands. It is not possible to accurately predict the length of time a Property or brand will be commercially successful and/or if a Property or brand will be commercially successful at all. The popularity of Properties or brands can vary from months to years. As a result, the Company’s revenues from particular Properties or brands may fluctuate significantly between comparable periods.

The Company expects to derive a substantial amount of its product revenue from the sale of IsoBLOX™ related products, sold through its majority-owned subsidiary, Pinwrest.  While the IsoBLOX™ technology continues to be developed and marketed, there is no certainty that these products will be commercially viable in the marketplace, that revenues will be derived from such products or how soon products will become available for sale, if at all.

Pursuant to the sale of a significant amount of assets and the continued lack of profitability, effective June 30, 2012, the Company terminated the operations 4Kids Music, 4Kids Home Video, 4Kids Production and 4Kids Ad Sales.  The closure of these wholly-owned subsidiaries resulted in the Company being reduced to having operations in only the licensing business segment in 2012.

Effective September 30, 2012, the Company’s wholly-owned subsidiary, 4Kids International closed its operations.  4Kids International, based in London, managed Properties represented by the Company in the United Kingdom and European marketplaces.  The closing of 4Kids International will enable the Company to further reduce costs and focus on its core licensing business.

The results of operations for the international, advertising media and broadcast segment, television and film production/distribution segment and the trading card and game distribution segment are reported as discontinued operations, and the accompanying consolidated financial statements have been reclassified for all prior periods to report the assets, liabilities and operating results of these business segments.

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

Recently Issued Accounting Standards – In April 2014, the FASB issued ASU No. 2014-8, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The standard changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has a major effect on an entity’s operations and financial results. This accounting guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale. The guidance is effective for the Company on a prospective basis beginning in the first quarter of fiscal 2015.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenues for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Net revenues	100%	100%

Costs and expenses:
Selling, general and administrative	684	589
Cost of product sales	11	1
Total costs and expenses	695	590

Loss from operations	(595)	(490)

Gain on sale	152	—
Interest expense	(3)	(1)
Total other income (expense)	149	(1)

Loss from continuing operations before reorganization items	(446)	(491)
Reorganization items	(11)	(20)
Gain on settlement of pre-petition liabilities	—	9

Loss from continuing operations	(457)	(502)
Income (loss) from discontinued operations	219	109
Net loss	(238)	(393)
Loss attributable to noncontrolling interests, continuing operations	112	29
Net loss attributable to 4Licensing Corporation	(126)%	(364)%

Three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Revenues

Revenues by reportable segment and for the Company as a whole were as follows:

For the three months ended March 31, 2014 and 2013

	2014	2013	$ Change	% Change
Entertainment and Brand Licensing	$83	$252	$(169)	(67)%
IsoBLOX™ and Sports Distribution/Licensing	65	5	60	1,200
Total	$148	$257	$(109)	(42)%

In the Entertainment and Brand Licensing segment, the decrease in revenues for the three months ended March 31, 2014 was primarily attributable to decreased licensing revenues on the Artlist’s The Dog and Friends, Huntik, Chaotic, and Dinosaur King of $108, $75, $26 and $27 respectively, partially offset by an increase in the American Kennel Club of $113.

The IsoBLOX™ and Sports Distribution/Licensing segment recorded increased revenues for the three months ended March 31, 2014 in excess of its initial revenues that were recorded during the three months ended March 31, 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 33%, or $501, to $1,013 for the three months ended March 31, 2014, when compared to the same period in 2013.  The decrease was primarily attributable to:

(i)	decreased personnel costs of approximately $189;
(ii)	decreased professional fees of $200; and
(iii)	decreased office expenses of $62.

Cost of Product Sales

Cost of product sales increased $15 to $17 for the three months ended March 31, 2014, when compared to the same period in 2013.  The increase in 2014 was due to additional sales of its IsoBLOX™ product compared to the prior-year period.

Gain on Sale

During the three months ended March 31, 2014, the Company sold its rights to the copyright and trademark to the “Charlie Chan” live action television series and realized a gain on sale of $225.

Interest Expense

Interest expense increased $1 to $4 for the three months ended March 31, 2014, as compared to the same period in 2013, as a result of interest on outstanding debt.

Reorganization Items

Reorganization costs decreased 69%, or $35, to $16 during the three months ended March 31, 2014, when compared to the same period in 2013.  These costs included professional and consulting fees charged for services retained in connection with the Bankruptcy Cases, as well as fees paid to the Office of the United States Trustee. The decrease was due to a reduction in legal fees associated with the resolution of claims during the first quarter of 2013.

Income (Loss) From Continuing Operations Before Income Taxes

For the three months ended March 31, 2014 and 2013
	2014	2013	$ Change	% Change
Entertainment and Brand Licensing	$(70)	$(988)	$918	93%
IsoBLOX™ and Sports Distribution/Licensing	(607)	(300)	(307)	(102)
Total	$(677)	$(1,288)	$611	47%

In the Entertainment and Brand Licensing segment, the decrease in segment loss for the three months ended March 31, 2014, as compared to income in the same period in 2013, was primarily attributable to the allocation of wages and benefits, rent, insurance and office expenses to the IsoBLOX™ and Sports Distribution/Licensing segment as well as various cost cutting initiatives, and partially offset by the sale of the Company’s rights to the Charlie Chan Property to Twentieth Century Fox.

In the IsoBLOX™ and Sports Distribution/Licensing segment, the increase in segment loss for the three months ended March 31, 2014, as compared to the same period in 2013, was primarily attributable to operating costs incurred during the initial product development and prelaunch of the IsoBLOX™ product line.

Income Taxes

The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. The Company records a valuation allowance when it is more likely than not that all or some portion of the deferred tax assets will not be realized. In view of the level of deferred tax assets as of March 31, 2014, and the Company’s historical losses from operations, the Company has determined that a full valuation allowance against its net deferred tax assets is required.

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

As the Company incurred a net loss for the three months ended March 31, 2014 and 2013, it did not record a benefit from income taxes. The Company did not reduce its valuation allowance against its deferred tax assets as it was more likely than not that the Company would not be able to realize its deferred tax assets.

The Company files in multiple tax jurisdictions and from time to time is subject to audit in certain tax jurisdictions.  The Company is no longer subject to examinations by income tax authorities in most jurisdictions for years prior to 2010.

Income (Loss) from Continuing Operations

As a result of the above, the Company had a loss from continuing operations for the three months ended March 31, 2014 of $677, as compared to a loss from continuing operations for the three months ended March 31, 2013 of $1,288.

Discontinued Operations

On August 16, 2012, the Company’s Board of Directors determined to discontinue the operations of its U.K. Subsidiary, 4Kids International, effective September 30, 2012.  The results of operations for the international segment is reported as a discontinued operation.

Due to the Company’s sale of certain of its assets in July 2012 and the continued lack of profitability, effective June 30, 2012, the Company terminated the operations of 4Kids Ad Sales, 4Kids Productions, 4Kids Music, and 4Kids Home Video.  Additionally, effective September 30, 2010, the Company terminated the operations of TC Digital and TC Websites.  The results of operations attributable to those segments are reported in the Company’s consolidated financial statements as discontinued operations

The following are the summarized results of discontinued operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013
Net revenues	$—	$—
Total income (expenses)	325	279
Income (loss) from discontinued operations	$325	$279

Income from discontinued operations for the three months ended March 31, 2014 is due to the settlement of a liability related to the TCD International, Ltd. matter described below (see Part II, Item 1).  Income from discontinued operations for the three months ended March 31, 2013 includes a gain of $344 due to the reclassification of accumulated translation adjustments from accumulated other comprehensive income as a result of the liquidation of the Company’s U.K. subsidiary.

Liquidity and Capital Resources

Financial Condition

Cash and cash equivalents as of March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014	December 31, 2013	$ Change

Cash and cash equivalents	$1,467	$356	$1,111

On March 25, 2014, the Company, entered into a Securities Purchase Agreement with the Purchasers pursuant to which the Company issued the Purchasers an aggregate principal amount of $1,650 in Notes. and (ii) Warrants to purchase up to an aggregate of 1,683,673 Warrant Shares for an aggregate purchase price of approximately $1,650.

The Notes accrue interest at a rate of 5.0% per year from and after the date of issuance of such Note, payable quarterly.  The Notes provide for customary events of default, including nonpayment, certain events of bankruptcy or failure to comply with covenants or other agreements.  The Notes will mature on March 25, 2016.  The Warrants have an initial exercise price of $0.98 per Warrant Share. The Warrants are exercisable immediately and expire ten years from the date of issuance.

Under the terms of the Notes, we were required to use any proceeds that we received in connection with our general unsecured creditor claim against Lehman Brothers, Inc. to repay principal and accrued but unpaid interest outstanding under the Notes.  In May 2014, we sold our claim against Lehman Brothers, Inc. to a third party for $1,607.  See Note 10 of the notes to the Company’s consolidated financial statements for a discussion of our claim against Lehman Brothers, Inc.  The Purchasers have waived our obligation to repay principal outstanding under the Notes with the proceeds that we received in connection with our claim.

We will use the cash proceeds received from the sale of the Notes and our claim against Lehman Brothers, Inc., as well as cash received from any exercise of the Warrants, to fund our current obligations as well as our ongoing operations.

The Company will consider all alternatives available to generate additional cash to fund its operations, including, but not limited to sales of assets, issuance of equity or debt securities, and third-party arrangements.

Sources and Uses of Cash

Cash flows for the three months ended March 31, 2014 and 2013 were as follows:

Sources (Uses)	2014	2013
Operating Activities	$(693)	$(4,264)
Investing Activities	—	(1,104)
Financing Activities	1,804	643

Working capital deficit, consisting of current assets less current liabilities, was $105 as of March 31, 2014 and $1,661 as of December 31, 2013.

Operating Activities
2014
Net cash used in operating activities for the three months ended March 31, 2014 of $693 primarily reflects the purchase of inventory and the funding of the Company’s operations.

2013
Net cash used in operating activities for the three months ended March 31, 2013 of $4,264 primarily reflects the payments of liabilities arising prior to the commencement of the Bankruptcy Cases and of accounts payable and accrued expenses primarily related to severence and professional fees.

Investing Activities
2014
There was no net cash used in or provided by investing activities for the three months ended March 31, 2014.

2013
Net cash used in investing activities for the three months ended March 31, 2014 of $1,104 reflects $2,100 for the purchase of IsoBLOX™ assets and $4 for the purchase of property and equipment, offset by $1,000 of proceeds from the release of escrow related to the sale of certain assets.

Financing Activities
2014
Net cash provided by financing activities for the three months ended March 31, 2014 of $1,804 primarily reflects the capital contribution from the noncontrolling interests in Pinwrest of $150 and proceeds from the issuance of the Notes of $1,650.

2013
Net cash provided by financing activities for the three months ended March 31, 2013 of $643 reflects the capital contribution from the noncontrolling interests in Pinwrest.

Forward Looking Information and Risk Factors That May Affect Future Results

This Quarterly Report on Form 10-Q, including the section titled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements that relate to future events or our future financial performance. We may also make written and oral forward-looking statements in our Securities and Exchange Commission (“SEC”) filings and otherwise. We have tried, where possible, to identify such statements by using words such as “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “project,” “plan” and similar expressions in connection with any discussion of future operating or financial performance. Any forward-looking statements are and will be based upon our then-current expectations, estimates and assumptions regarding future events and are applicable only as of the dates of such statements. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements. Such risks and uncertainties include our ability to generate sufficient cash flow to operate as a going concern, including our ability to successfully derive significant product revenue from the sale of IsoBLOXTM related products; our ability to raise additional capital; and those other risk and uncertainities described in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC, as well as other factors. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.
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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

a)	We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) that are designed to provide reasonable assurance that information required to be disclosed in our filings and submissions under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We completed an evaluation under the supervision and with participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer has concluded that as of March 31, 2014, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

b)	There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the first quarter of 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On May 7, 2014, the Company entered into a settlement agreement with Home Focus, which will not become effective until final approval is received from the bankruptcy court.  Under the terms of the agreement, the Company is required to pay Home Focus $750, which can be offset by $250 if the Company assigns its rights to the Chaotic Property to Home Focus.  This offset is at the discretion of Home Focus.

Lehman Brothers, Inc. Claim - The Company believes that Lehman Brothers, Inc., the securities broker-dealer that purchased the auction rate securities on behalf of the Company, violated its legal obligations to the Company.  As a result, the Company took various measures to obtain appropriate legal relief, including initiating an arbitration on April 3, 2008 against Lehman Brothers, Inc. and the brokers who had serviced the Company’s Lehman account with the Financial Industry Regulatory Authority.  On September 15, 2008, Lehman Brothers Holdings, Inc., the parent company of Lehman Brothers, Inc., filed for bankruptcy.  The Company’s arbitration proceeding was stayed by the Lehman bankruptcy.  On September 16, 2008, Barclays PLC announced that it had reached an agreement to purchase the assets of Lehman Brothers Holdings, Inc.’s North American operations, including substantial assets of Lehman Brothers, Inc.  The Lehman-Barclays transaction was approved by the United States Bankruptcy Court for the Southern District of New York on September 20, 2008.  On September 19, 2008, the Securities Investor Protection Corporation (“SIPC”) filed a proceeding, placing Lehman Brothers, Inc. in liquidation under the Securities Investor Protection Act (“SIPA”).  SIPC, pursuant to its authority under SIPA, has acted to facilitate the transfer of Lehman Brothers, Inc.’s customer accounts (including the Company’s accounts) to Barclays, PLC.  In late September, 2009 the Company filed a proof of claim against Lehman Brothers, Inc. in the United States Bankruptcy Court for the Southern District of New York. The principal amount of the claim was approximately $31,500 plus interest. In addition, the proof of claim requested treble damages. The proof of claim is a general unsecured claim. On October 18, 2011, the Company entered into a settlement agreement and general release with the brokers who had serviced the Company’s account with Lehman Brothers, Inc. in exchange for a payment to the Company of approximately $489. On May 5, 2014, the Company entered into a stipulation with the Trustee for the liquidation of Lehman Brothers, Inc., regarding its proof of claim.  As part of the stipulation the Company will have an allowed, general unsecured creditor claim against the general estate of Lehman Brothers, Inc. of $3,653, which represents the Company’s final settlement of all claims against Lehman Brothers, Inc.

On May 9, 2014, the Company sold its $3,653 general unsecured creditor claim against the Lehman Brothers, Inc. estate to a third party for $1,607.

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

On the effective date of the Plan, the Company commenced paying creditors holding undisputed, allowed claims the full amount of such allowed claims. The Company and its counsel have also negotiated various settlement agreements with creditors holding disputed claims. As of March 31, 2014, the Company has paid all allowed claims and, on May 7, 2014, the Company entered into a settlement agreement with the remaining disputed claimant which requires final Bankruptcy Court approval. If the Bankruptcy Court does not approve the settlement then the claim may need to be litigated in the Bankruptcy Court or in other courts or administrative bodies. The cost and expense to litigate the disputed claim as well as any damages which may be awarded to the holder of such disputed claim may have a material adverse effect on the Company’s financial position or the results of its operations or cash flows.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” of the Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Annual Report”), which could materially affect our business, financial condition or future results.  The risks described in the 2013 Annual Report are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently do not consider material also may materially adversely affect our business, financial condition and/or operating results.  There have been no material changes from the risk factors disclosed in the 2013 Annual Report.

Item 6.  Exhibits.

The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

4Licensing Corporation

Date: May 15, 2014

By: /s/ Bruce R. Foster
Bruce R. Foster,
Chief Executive Officer
Executive Vice President
and Chief Financial Officer
(principal executive, financial and chief accounting officer)

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

4.1	Form of 5% Promissory Note due 2014. (1)

4.2	Form of Common Stock Warrant. (1)

10.1	Securities Purchase Agreement, dated March 25, 2014, by and among 4Licensing Corporation, the purchasers party thereto and the guarantors party thereto. (1)

10.2	Amendment to Securities Purchase Agreement, dated May 5, 2014, among 4Licensing Corporation, Cleveland Capital, L.P.and Prescott Group Aggressive Small Cap Masterfund.

31.1	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

1)	Incorporated by reference to Current Report on Form 8-K filed March 28, 2014 (Commission File No. 1-16117).