Form 10-Q
period 2014-06-30
4Licensing Corp
filed 2014-08-14
CIK 58592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.     Yes ☒     No ☐

As of August 14, 2014, the number of shares outstanding of the common stock of 4Licensing Corporation, par value $.01 per share, was 13,738,592.

4Licensing Corporation and Subsidiaries

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.
4LICENSING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2014 and DECEMBER 31, 2013
(In thousands, except share data)
	June 30, 2014	December 31, 2013
ASSETS:	(Unaudited)
Current assets:
Cash and cash equivalents	$1,713	$356
Accounts receivable - net	385	308
Inventories - net	540	137
Prepaid expenses and other current assets	419	278
Current assets of discontinued operations	1	1
Total current assets	3,058	1,080
Property and equipment - net	43	37
Accounts receivable - noncurrent, net	—	1
Intangible assets - net	1,909	1,979
Other assets - net	434	471
Total assets	$5,444	$3,568

LIABILITIES AND EQUITY:
Liabilities not subject to compromise:
Current liabilities:
Due to licensors	$428	$327
Accounts payable and accrued expenses	1,149	1,789
Current liabilities of discontinued operations	293	618
Deferred revenue	—	7
Total current liabilities	1,870	2,741
Long-term debt, net of debt discount of $901 at June 30, 2014	749	—
Accrued expenses – long-term	46	23
Total liabilities	2,665	2,764
Commitments and contingencies
4Licensing Corporation shareholders’ equity
Preferred stock, $.01 par value - authorized 3,000,000 shares; none issued	—	—
Common stock, $.01 par value - authorized 40,000,000 shares; issued 15,862,479 and 15,838,879 shares; outstanding 13,738,592 and 13,714,992 shares at June 30, 2014 and December 31, 2013, respectively	159	158
Additional paid-in capital	70,939	69,629
Accumulated deficit	(16,206)	(16,748)
	54,892	53,039
Less cost of 2,123,887 treasury shares at June 30, 2014 and December 31, 2013	(36,488)	(36,488)
Total equity of 4Licensing Corporation shareholders	18,404	16,551
Noncontrolling interests (includes discontinued operations of $(16,203) at June 30, 2014 and December 31, 2013)	(15,625)	(15,747)
Total equity	2,779	804
Total liabilities and equity	$5,444	$3,568

See notes to consolidated financial statements.

4LICENSING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(In thousands, except share and per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net revenues:
Service revenue	$382	$139	$483	$391
Product revenue	264	97	311	102
Total net revenues	646	236	794	493

Costs and expenses:
Selling, general and administrative	1,459	1,435	2,472	2,949
Cost of product sales	160	17	177	19
Total costs and expenses	1,619	1,452	2,649	2,968

Loss from operations	(973)	(1,216)	(1,855)	(2,475)
Other income (expense):
Gain on settlement of claims	1,607	—	1,607	—
Gain on sale	18	—	243	—
Interest expense	(99)	—	(103)	(3)
Total other income (expense)	1,526	—	1,747	(3)

Income (loss) from continuing operations before reorganization items	553	(1,216)	(108)	(2,478)
Reorganization items	(17)	(59)	(33)	(110)
Gain on settlement of pre-petition liabilities	—	—	—	25

Income (loss) from continuing operations	536	(1,275)	(141)	(2,563)
Income from discontinued operations	—	454	325	733
Net income (loss)	536	(821)	184	(1,830)
Loss attributable to noncontrolling interests, continuing operations	193	41	358	115
Income attributable to noncontrolling interests, discontinued operations	—	(199)	—	(199)
Net income (loss) attributable to 4Licensing Corporation	$729	$(979)	$542	$(1,914)
Per share amounts:
Basic and diluted earnings (loss) per share attributable to 4Licensing Corporation common shareholders
Continuing operations	$0.05	$(0.09)	$0.02	$(0.18)
Discontinued operations	—	0.02	0.02	0.04
Basic and diluted earnings (loss) per share attributable to 4Licensing Corporation common shareholders	$0.05	$(0.07)	$0.04	$(0.14)

Weighted average common shares outstanding – basic	13,725,688	13,714,992	13,722,240	13,714,992
Weighted average common shares outstanding – diluted	14,950,158	13,714,992	14,643,628	13,714,992
Net income (loss) attributable to 4Licensing Corporation:
Income (loss) from continuing operations	$536	$(1,275)	$(141)	$(2,563)
Loss attributable to noncontrolling interests, continuing operations	193	41	358	115
Net income (loss) from continuing operations	729	(1,234)	217	(2,448)
Income from discontinued operations	—	454	325	733
Income attributable to noncontrolling interests, discontinued operations	—	(199)	—	(199)
Net income from discontinued operations	—	255	325	534
Net income (loss) attributable to 4Licensing Corporation	$729	$(979)	$542	$(1,914)

See notes to consolidated financial statements.

4LICENSING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)
(In thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income (loss)	$536	$(821)	$184	$(1,830)
Reclassification of translation adjustment related to liquidation of foreign subsidiary	—	—	—	(344)
Other comprehensive loss	—	—	—	(344)
Comprehensive income (loss)	536	(821)	184	(2,174)
Loss (income) attributable to noncontrolling interests	193	(158)	358	(84)
Comprehensive income (loss) attributable to 4Licensing Corporation	$729	$(979)	$542	$(2,258)

See notes to consolidated financial statements.

4LICENSING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)
(In thousands)
	4Licensing Corporation Shareholders’
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Less Treasury Stock	Total Equity of 4Licensing Corporation Shareholders	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE, DECEMBER 31, 2013	15,839	$158	$69,629	$(16,748)	$(36,488)	$16,551	$(15,747)	$804
Capital contribution from noncontrolling interest	—	—	—	—	—	—	480	480
Stock-based compensation expense	—	—	323	—	—	323	—	323
Exercise of stock options	23	1	8	—	—	9	—	9
Warrants issued in connection with debt	—	—	979	—	—	979	—	979
Comprehensive net income (loss)	—	—	—	542	—	542	(358)	184
BALANCE, JUNE 30, 2014	15,862	$159	$70,939	$(16,206)	$(36,488)	$18,404	$(15,625)	$2,779

See notes to consolidated financial statements.

4LICENSING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(In thousands)
	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$184	$(1,830)
Income from discontinued operations	(325)	(733)
Loss from continuing operations	(141)	(2,563)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	83	95
Gain on settlement of pre-petition liabilities	—	(25)
Provision for doubtful accounts	—	11
Amortization of discount on notes payable	79	—
Share-based compensation	323	68
Gain on sale	(243)	—
Inventory writedown	63	—
Changes in operating assets and liabilities:
Inventories - net	(466)	(135)
Accounts receivable	(76)	186
Prepaid expenses and other current assets	(141)	(183)
Other assets – net	37	99
Due to licensors	101	(150)
Accounts payable and accrued expenses	(640)	(3,215)
Liabilities subject to compromise	—	(933)
Deferred revenue	(7)	—
Long-term accrued expenses	23	34
Net cash used in continuing operating activities	(1,005)	(6,711)
Net cash used in discontinued operating activities	—	(74)
Net cash used in operating activities	(1,005)	(6,785)

Cash flows from investing activities:
Proceeds from sale of certain assets	243	1,000
Acquisition of assets	—	(2,100)
Purchase of property and equipment	(19)	(17)
Net cash provided by (used in) investing activities	224	(1,117)
Cash flows from financing activities:
Capital contribution from noncontrolling interests	480	643
Proceeds from long-term debt	1,650	—
Proceeds from exercise of stock options	8	—
Net cash provided by financing activities	2,138	643

Net increase (decrease) in cash and cash equivalents	1,357	(7,259)
Cash and cash equivalents, beginning of period	356	9,011
Cash and cash equivalents, end of period	$1,713	$1,752

Supplemental disclosure of cash flow information:
Supplemental schedule of non-cash financing activities
Warrants issued in connection with debt	$979	$—

See notes to consolidated financial statements.

4LICENSING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands of dollars, except per share data)

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

The Company’s consolidated financial statements have been prepared assuming that it will be able to continue to operate as a going concern.  The Company’s limited liquidity as of June 30, 2014 and the costs associated with the further development and launch of products, which could be substantial, raise doubt about the Company’s ability to continue as a going concern.

Liquidity – In recent years, the Company has incurred substantial net losses and has used substantial amounts of cash in its operating activities.  Sales by the Company of certain securities previously held in its investment portfolio as well as certain other assets have significantly contributed to the funding of these operating losses.  While the timing of these sales was not primarily motivated by then-current cash needs, without these sales, the Company would not have had sufficient cash to fund its operations.

The Company will consider all alternatives available to generate additional cash to fund its operations, including, but not limited to, sales of assets, issuance of equity or debt securities, and other third-party arrangements.  There can be no assurance that any of these alternatives will generate additional cash.

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

On July 23, 2014, the Bankruptcy Court issued a final decree closing the Chapter 11 case of the Company.

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

After further development, Pinwrest intends to license and distribute the IsoBLOX™ technology in protective gear within the youth, teen and adult markets.  In May 2014 Pinwrest started selling IsoBLOX™ products to a sporting goods retailer.

The operations of Pinwrest constitute the “IsoBLOX™ and Sports Licensing/Distribution” business segment of the Company. The Company is reporting its financial operations from this entity under the new “IsoBLOX™ and Sports Licensing/Distribution” business segment in its consolidated financial statements.

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

Discontinued Operations – On August 16, 2012, the Company’s Board of Directors determined to discontinue the operations of its U.K. subsidiary, 4Kids International, effective September 30, 2012.  The results of operations for the international segment is reported as a discontinued operation.

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

Basis of Presentation –
The consolidated financial statements, except for the December 31, 2013 consolidated balance sheet, are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto presented in our Annual Report on Form 10-K for the year ended December 31, 2013. The consolidated balance sheet as of December 31, 2013 was derived from the audited consolidated balance sheet contained in our Annual Report on Form 10-K.  All significant intercompany accounts and transactions have been eliminated.  These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position of the Company as of June 30, 2014 and December 31, 2013, and the results of operations and comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013, and changes in equity for the six months ended June 30, 2014 and cash flows for the six months ended June 30, 2014 and 2013. Because of the inherent seasonality and changing trends of the youth oriented market, sports and specialty brands, operating results for the Company on a quarterly basis may not be indicative of operating results for the full year.

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

Revenue Recognition –

Service revenues, which consists of licensing revenues: Licensing revenues, net of licensor participations, are recognized when the underlying royalties from the sales of the related products are earned and determinable. The Company recognizes guaranteed royalties, net of licensor participations at the time the arrangement becomes effective if the Company has met all of the following: (1) no significant direct continuing involvement with the underlying Property or obligation to the licensee; (2) the license period has commenced; and (3) collectability is reasonably assured.  Licensing advances and guaranteed payments collected but not yet earned by the Company are classified as deferred revenue in the accompanying consolidated balance sheets.

Product revenues: Product revenues are recognized when delivery has occurred and the risk of loss has passed to the customer. This is generally occurs upon shipment of goods to customers, except when shipping terms dictate otherwise, when estimates of the promotional arrangements, returns and other potential adjustments are reasonably determinable, collection is reasonably assured and the Company has no further performance obligation. The Company records shipping and handling billed to a customer in a sales transaction as revenue, while the costs incurred for shipping and handling are recorded in cost of product sales in the accompanying consolidated statement of operations.

Property and Equipment – Property and equipment are carried at cost, net of accumulated depreciation and amortization. Depreciation is calculated on the straight-line method based on the estimated useful lives of the assets, which range from three to ten years. Costs associated with the repair and maintenance of property are expensed as incurred.

Impairment Of Long-Lived And Intangible Assets – The Company assesses the recoverability of long-lived assets for which an indication of impairment exists. The recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. Fair value of long-lived assets is determined using the expected cash flows discounted at a rate commensurate with the risk involved.  At June 30, 2014, the Company believes that the future cash flows to be received from the remaining long-lived assets will exceed the respective assets’ carrying value and, accordingly, has not recorded any impairment losses.

Cash and Cash Equivalents – The Company considers all highly liquid assets, having an original maturity of less than three months, to be cash equivalents.  Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits.  The Company believes it is not exposed to any significant credit risk of cash and cash equivalents.  All of our non-interest bearing cash balances are insured at June 30, 2014 up to $250 per depositor at each financial institution, and our non-interest bearing cash balances may exceed federally insured limits.

Fair Value Measurements – The fair values of the Company’s financial instruments reflect the estimates of amounts that would be received from selling an asset in an orderly transaction between market participants at the measurement date.  The fair value estimates presented in this report are based on information available to the Company as of June 30, 2014 and December 31, 2013.

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

Inventories – Inventories are stated at the lower of cost or market. The inventory balance of $540 at June 30, 2014 consists of finished goods and raw materials of $214 and $326, respectively, related to the IsoBLOX™ and Sports Licensing/Distribution segment.  The inventory balance of $137 at December 31, 2013 consisted solely of finished goods related to the IsoBLOX™ and Sports Licensing/Distribution segment.

Stock-based compensation – The Company accounts for all share-based payments to employees and directors based on their grant date fair values. The fair value of the Company’s stock option awards is expensed over the vesting life of the underlying stock options using the straight-line method. Compensation for share-based payments to non-employees is based on the fair value at the measurement date, which is generally the performance completion date. The fair value is initially measured at the grant date and subsequently measured at each reporting period until the final measurement date.

Participation Advances – Participation advances as of June 30, 2014 and December 31, 2013 were both $287 and were included in “other assets” on the balance sheet.

Reorganization Items – The Company’s costs related to professional, consulting and trustee fees, as the case may be, in conjunction with the Bankruptcy Cases were expensed as incurred and reported as reorganization items in the accompanying consolidated statements of operations.

Operating Leases – The Company accounts for all operating leases on a straight-line basis over the term of the lease.  In accordance with authoritative guidance issued by the FASB, any incentives or rent escalations are recorded as deferred rent and are included as a component of rent expense over the respective lease term.

Use of Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the years reported. Actual results could materially differ from those estimates.

Certain accounting principles require subjective and complex judgments to be used in the preparation of financial statements. Accordingly, a different financial presentation could result depending on the judgments, estimates, or assumptions that are used. Such estimates and assumptions include, but are not specifically limited to, those required in the assessment of the impairment of long-lived assets, allowance for returns and other customer credits, allowance for doubtful accounts, valuation allowances for deferred tax assets, and determination of stock-based compensation.

Debt Discounts – The Company records, as a discount to promissory notes, the relative fair value of detachable warrants issued in connection with debt issuances. Debt discounts under these arrangements are amortized to interest expense using the effective interest method over the earlier of the term of the related debt or their earliest date of redemption.

Concentration of Credit Risk – Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of accounts receivable. The majority of the cash and cash equivalents are maintained with major financial institutions in the United States of America. Credit risk on accounts receivable is minimized by the Company by performing ongoing credit evaluations of its customers’ financial condition and monitoring its exposure for credit losses and maintaining allowances for anticipated losses.

Income Taxes – Income tax expense (benefit) is provided for using the asset and liability method. Deferred income taxes are recognized at currently enacted tax rates for the expected future tax consequences attributable to temporary differences between amounts reported for income tax purposes and financial reporting purposes. Deferred taxes are provided for the undistributed earnings as if they were to be distributed. The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as recurring operating losses, projected future taxable income and the expected timing of the reversals of existing temporary differences.  The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Pinwrest is a limited liability company and has elected to be treated as a partnership for income tax purposes. As such, U.S. federal and state income taxes (in the states which tax limited liability companies as partnerships) are the direct responsibility of its members. The Company owns 70% of the membership interests of Pinwrest. Thus, the Company’s respective portion of its activity is reported in the consolidated tax returns of the Company.

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

Other Comprehensive Income (Loss) – The Company classifies items as other comprehensive income (loss) by their nature in the financial statements and displays the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet.  The changes in cumulative translation adjustment during the first six months of 2013 included a write-off of $344 in cumulative translation adjustment income as a result of the liquidation of the Company’s U.K. subsidiary.  This change has been reported as income from discontinued operations in the Company’s 2013 statements of operations.

Recently Adopted Accounting Standards – We adopted recent amendments to authoritative guidance issued by the FASB in February 2013, which requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income   This update resulted in additional disclosure but had no effect on the Company’s consolidated financial position and results of operations.

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

In May 2014, the FASB issued an Accounting Standards Update which supersedes the most current revenue recognition requirements. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. This guidance is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption not permitted. We are currently evaluating the standard to determine the impact of its adoption on our consolidated financial statements.

3.	INTANGIBLE ASSETS

Intangible assets primarily consists of a patent for the IsoBLOX™ technology, which was acquired in February 2013 for a purchase price of $2,100.  The intangible assets are being amortized over a fifteen-year period on a straight-line basis.  Amortization expense of $35 and $70 has been recorded for the three and six months ended June 30, 2014 and $18 and $53 has been recorded for the three and six months ended June 30, 2013, respectively. The net carrying value of the intangible assets as of June 30, 2014 and December 31, 2013 was $1,909 and $1,979, respectively.

4.	LONG-TERM DEBT

Promissory Notes, Related Parties – On March 25, 2014, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Cleveland Capital, L.P. (“Cleveland Capital”) and Prescott Group Aggressive Small Cap Masterfund, GP (“Prescott Group”, and together with Cleveland Capital, the “Purchasers”), and the guarantors party thereto, each of which is a wholly-owned subsidiary of the Company (each a “Guarantor” and collectively, the “Guarantors”), pursuant to which the Company agreed to issue to the Purchasers (i) up to an aggregate principal amount of $1,650 of promissory notes (each a “Note” and collectively, the “Notes”), to be guaranteed by the Guarantors, and (ii) warrants (each a “Warrant” and collectively, the “Warrants”) to purchase up to an aggregate of 1,683,673 shares (the “Warrant Shares”) of the Company’s common stock, par value $0.01 per share (the “Common Stock”), for an aggregate purchase price of approximately $1,650 (the “Offering”).

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

During the first quarter of 2014, the Company issued the Notes along with 1,683,673 detachable Warrants. The detachable Warrants were valued at approximately $1.43 per warrant using the Black-Scholes model at March 25, 2014. The relative fair value of the detachable Warrants of $979 was recorded as a component of stockholders’ equity with the offset recorded as a discount on the Notes and included as a component of Long-term debt in the accompanying consolidated balance sheet as of June 30, 2014. The fair value of the Warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 2.75%, volatility – 100.00%, expected term – 10 years, expected dividends – 0%. The debt discount related to the Warrants is being amortized over a two-year period (through maturity) using the effective interest method.  Interest expense related to the amortization of the debt discount for the three and six months ended June 30, 2014 was approximately $78 and $79, respectively.

5.	STOCK-BASED COMPENSATION

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

The Company granted stock options to purchase approximately 840,000 shares of its common stock on April 30, 2014 under the Incentive Plan.   The stock options were granted to certain employees including an executive officer and members of the Board of Directors, at an exercise price of $1.44 per share, and a grant date fair value of $736.  These options become fully exercisable over a two-year period (1/3 exercisable on the grant date, 1/3 exercisable one year after the grant date and the remaining 1/3 exercisable two years after the grant date, respectively) and expire on April 30, 2024.

The Company granted stock options to purchase approximately 25,000 shares of its common stock on May 12, 2014 under the Incentive Plan.   The stock options were granted to a non-employee independent contractor at an exercise price of $1.24 per share, and a grant date fair value of $24.  These options become fully exercisable over a two-year period (1/3 exercisable on the grant date, 1/3 exercisable one year after the grant date and the remaining 1/3 exercisable two years after the grant date, respectively) and expire on May 12, 2024.

Total stock-based compensation recorded for the three and six months ended June 30, 2014 were $310 and $323,  and for the three and six months ended June 30, 2013 were $13 and $68, respectively, and is included in selling, general and administrative expenses.  The fair values of options granted were estimated on the date of grant using the Black-Scholes Merton option pricing model based on the assumptions included in the table below. The fair value of the Company’s stock option awards is charged to expense over the vesting life of the underlying stock options using the straight line method. Expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate for periods within the contractual life of the stock option award is based on the yield of U.S. Treasury bonds on the grant date with a maturity equal to the expected term of the stock option. The expected life of stock option awards granted to employees and non-employee directors is based upon the “simplified” method for “plain vanilla” options described in SEC Staff Accounting Bulletin No. 107, as amended by SEC Staff Accounting Bulletin No. 110. Forfeiture rates are based on management’s estimates.

	Six months ended June 30, 2014	Six months ended June 30, 2013
Expected volatility	79%	84%
Expected dividend yield	0.00%	0.00%
Weighted average risk-free interest rate	1.81%	1.00%
Expected life	5.50 years	5.50 years
Forfeiture rate	0%	0%

As of June 30, 2014, the Company has approximately $506 of unrecognized stock compensation expense which will be recognized over a period of approximately two years.

	Shares (In thousands)	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	905	$0.28
Grants	865	1.44
Exercised	(23)	(0.34)
Forfeited, cancelled or expired	—	—
Outstanding at June 30, 2014	1,747	$0.85	9	$1,003

Exercisable at June 30, 2014	854	$0.66	9	$647

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company’s common stock on the date of determination for those awards that have an exercise price currently below the closing price.  During the six months ended June 30, 2014, there were 23,600 shares exercised under the Incentive Plan with an intrinsic value of $22.

Availability for Future Issuance – As of June 30, 2014, stock options to purchase approximately 830,000 shares of the Company’s common stock were available for future issuance under the Incentive Plan.

6.	INCOME TAXES

The (expense) benefit from income taxes consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Current	$(81)	$—	$(81)	$—
Deferred	(17)	377	37	757
	$(98)	$377	$(44)	$757
Less: Changes in valuation allowance	98	(377)	44	(757)
Total	$—	$—	$—	$—

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

The Company computes basic Earnings (Loss) Per Share (“EPS”) based solely on the weighted average number of shares of its common stock outstanding during the period in accordance with authoritative guidance issued by the FASB. Diluted EPS reflects all potential dilution of common stock. For the three and six months ended June 30, 2014 and 2013, 865,000 and 850,000, respectively, shares attributable to outstanding options and warrants, were excluded from the calculation of diluted EPS because the effect was antidilutive.

8.	SEVERANCE AND EXIT COSTS

A summary of the actions taken for exit costs recorded in loss from discontinued operations and the estimated remaining liability associated with such costs are as follows:

	Total Expenses	Remaining Liability as of June 30, 2014
Termination of contracts and leases	$—	$42
Total	$—	$42

The remaining liability for severance and exit costs, which are included in current liabilities of discontinued operations, will be paid in accordance with the provisions of the contractual agreements and payments are expected to be completed at various times through 2014.

9.	DISCONTINUED OPERATIONS

In connection with its on-going evaluation of each of its business units, the management of the Company recommended to the Board of Directors of the Company that based upon the substantial operational losses and declining revenues being incurred by the Company’s international operations, such operations should be discontinued. Accordingly, on August 16, 2012, the Company’s Board of Directors determined to discontinue the operations of its U.K. subsidiary, 4Kids International, effective September 30, 2012.  Pursuant to the Asset Purchase Agreement and the corresponding assets sold and due to their continued lack of profitability, effective June 30, 2012, the Company terminated the operations of 4Kids Ad Sales, 4Kids Productions, 4Kids Music and 4Kids Home Video. Additionally, effective September 30, 2010, the Company terminated the operations of TC Digital and TC Websites. The results of operations for the international, advertising media and broadcast segment, television and film production/distribution segment and the trading card and game distribution segment are reported as a discontinued operation.

The following are the summarized results of discontinued operations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net revenues	$—	$—	$—	$—
Total income	—	454	325	733
Income from discontinued operations	$—	$454	$325	$733

Income from discontinued operations for the six months ended June 30, 2014 is due to the settlement of a liability related to the TCD International, Ltd. matter described below (see Note 10).  Income from discontinued operations for the six months ended June 30, 2013 includes a gain of $344 due to the reclassification of accumulated translation adjustments from accumulated other comprehensive income as a result of the liquidation of the Company’s U.K. subsidiary and income of $418, mostly from the settlement of certain exit costs.

The major classes of assets and liabilities of the discontinued operations on the balance sheet are as follows:

	June 30, 2014	December 31, 2013
ASSETS
Accounts receivable – net	$1	$1
Current assets of discontinued operations	$1	$1

LIABILITIES
Accounts payable and accrued expenses	293	618
Current liabilities of discontinued operations	$293	$618

10.	LEGAL PROCEEDINGS

TCD International, Ltd. – On February 12, 2010, Home Focus Development, Ltd., a British Virgin Islands corporation (“Home Focus”), filed suit against the Company in the United States District Court for the Southern District of New York. Home Focus alleged that the Company owed Home Focus $1,075 under an Interest Purchase Agreement among the Company, Home Focus and TC Digital entered into on March 2, 2009, pursuant to which the Company acquired a 25% ownership interest in TCD International, Ltd. (“TDI”).

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

The parties had not proceeded with the litigation in light of the filing of the Bankruptcy Cases, which had the effect of automatically staying such litigation. The parties have had substantive discussions and have exchanged draft agreements regarding the possible resolution of the claims and counterclaims. The Home Focus claim was a disputed claim in the Bankruptcy Cases. Were the Home Focus claim not settled, it may have needed to have been litigated by the Company either in the Bankruptcy Court or in the United States District Court for the Southern District of New York, if the Bankruptcy Court were to cede jurisdiction of this dispute.

On May 7, 2014, the Company entered into a settlement agreement with Home Focus, which was approved by the Bankruptcy Court on July 23, 2014.  Under the terms of the agreement, the Company is required to pay Home Focus $750.

On August 8, 2014, the Company paid $750 to Home Focus in full settlement of this claim.

Lehman Brothers, Inc. Claim – The Company believes that Lehman Brothers, Inc., the securities broker-dealer that purchased the auction rate securities on behalf of the Company, violated its legal obligations to the Company.  As a result, the Company took various measures to obtain appropriate legal relief, including initiating an arbitration on April 3, 2008 against Lehman Brothers, Inc. and the brokers who had serviced the Company’s Lehman account, with the Financial Industry Regulatory Authority.  On September 15, 2008, Lehman Brothers Holdings, Inc., the parent company of Lehman Brothers, Inc., filed for bankruptcy.  The Company’s arbitration proceeding was stayed by the Lehman bankruptcy.  On September 16, 2008, Barclays PLC announced that it had reached an agreement to purchase the assets of Lehman Brothers Holdings, Inc.’s North American operations, including substantial assets of Lehman Brothers, Inc.  The Lehman-Barclays transaction was approved by the United States Bankruptcy Court for the Southern District of New York on September 20, 2008.  On September 19, 2008, the Securities Investor Protection Corporation (“SIPC”) filed a proceeding, placing Lehman Brothers, Inc. in liquidation under the Securities Investor Protection Act (“SIPA”).  SIPC, pursuant to its authority under SIPA, has acted to facilitate the transfer of Lehman Brothers, Inc.’s customer accounts (including the Company’s accounts) to Barclays, PLC.  In late September 2009, the Company filed a proof of claim against Lehman Brothers, Inc. in the United States Bankruptcy Court for the Southern District of New York. The principal amount of the claim was approximately $31,500 plus interest. In addition, the proof of claim requested treble damages. The proof of claim is a general unsecured claim. On October 18, 2011, the Company entered into a settlement agreement and general release with the brokers who had serviced the Company’s account with Lehman Brothers, Inc. in exchange for a payment to the Company of approximately $489. On May 5, 2014, the Company entered into a stipulation with the Trustee for the liquidation of Lehman Brothers, Inc., regarding its proof of claim.  As part of the stipulation the Company will have an allowed, general unsecured creditor claim against the general estate of Lehman Brothers, Inc. of $3,653, which represents the Company’s final settlement of all claims against Lehman Brothers, Inc.

On May 9, 2014, the Company sold its $3,653 general unsecured creditor claim against the Lehman Brothers, Inc. estate to a third party for $1,607 and recorded a gain on settlement of claims of the same amount.

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

On the effective date of the Plan, the Company commenced paying creditors holding undisputed, allowed claims the full amount of such allowed claims. The Company and its counsel have also negotiated various settlement agreements with creditors holding disputed claims. As of March 31, 2014, the Company has paid all allowed claims and, on May 7, 2014, the Company entered into a settlement agreement with the remaining disputed claimant which requires final Bankruptcy Court approval. On July 23, 2014, the Bankruptcy Court approved the settlement agreement with the remaining claimant and issued a final decree closing the Chapter 11 case of the Company.

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

Noncontrolling interest of membership units in Pinwrest represents the minority members’ proportionate share of the equity in the entity. Income is allocated to the membership units’ minority interest based on the ownership percentage throughout the year.  The following table summarizes the noncontrolling interest’s loss attributable to the noncontrolling equity interest in Pinwrest:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Pinwrest net loss before common units’ noncontrolling interest	$(645)	$135	$(1,194)	$382
Noncontrolling interest percentage	30%	30%	30%	30%
Loss attributable to noncontrolling interest	$(193)	$41	$(358)	$115

12.	NONCONTROLLING INTEREST RELATED TO DISCONTINUED OPERATIONS

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

a) TC Digital Games LLC – TC Digital was formed in December 2006.  4Kids Digital has owned 55% of TC Digital’s membership interests, and Chaotic USA Entertainment Group, Inc. (“CUSA”) has owned the remaining 45% of TC Digital’s membership interests, since December 2007.  TC Digital is treated as a consolidated subsidiary of the Company as a result of its majority ownership and its right to break any deadlocks within the TC Digital Management Committee.

Noncontrolling interest of membership units in TC Digital represents the noncontrolling members’ proportionate share of the equity in the entity. Income is allocated to the membership units’ noncontrolling interest based on the ownership percentage throughout the year. As of June 30, 2014, the noncontrolling member continued to hold 45% of the equity in the entity.  The following table summarizes the noncontrolling interest’s income attributable to the noncontrolling equity interest in TC Digital:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
TC Digital net income (loss) before common units’ noncontrolling interest	$—	$442	$—	$442
Noncontrolling interest percentage	45%	45%	45%	45%
Income (loss) attributable to noncontrolling interest	$—	$199	$—	$199

As of June 30, 2014, the loss in excess of noncontrolling interest for TC Digital absorbed by 4Kids Digital, in the aggregate, since the formation of such entity is $21,548.

b) TC Websites LLC – Under the terms of the TC Websites Operating Agreement, 4Kids Websites and CUSA are each entitled to elect two managers to TC Websites’ Management Committee, with 4Kids Websites having the right to break any deadlocks on TC Websites' Management Committee with respect to operational matters.  TC Websites is treated as a consolidated subsidiary of the Company as a result of its majority ownership and its right to break any deadlocks within the TC Websites Management Committee.

As of June 30, 2014, the noncontrolling member held 45% of the equity in the entity.  The following table summarizes the noncontrolling interest’s loss attributable to the noncontrolling equity interest in TC Websites:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
TC Websites net income (loss) before common units noncontrolling interest	$—	$—	$—	$—
Noncontrolling interest percentage	45%	45%	45%	45%
Income (loss) attributable to noncontrolling interest	$—	$—	$—	$—

As of June 30, 2014, the loss in excess of noncontrolling interest for TC Websites absorbed by 4Kids Websites in the aggregate since the formation of such entity is $6,038.

13.	SUBSEQUENT EVENTS

On July 23, 2014, the Bankruptcy Court approved the settlement agreement with the remaining claimant and issued a final decree closing the Chapter 11 case of the Company. On August 8, 2014, the Company paid $750 to Home Focus in full settlement of their claim in Bankruptcy.

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

	Entertainment and Brand Licensing	IsoBLOX™ and Sports Distribution/ Licensing	Total
Three Months Ended June 30, 2014:
Net revenues from external customers	$379	$267	$646
Reorganization items	(17)	—	(17)
Segment income (loss)	1,170	(634)	536

2013:
Net revenues from external customers	$139	$97	$236
Reorganization items	(59)	—	(59)
Segment loss	(1,070)	(205)	(1,275)

Six Months Ended June 30, 2014:
Net revenues from external customers	$462	$332	$794
Reorganization items	(33)	—	(33)
Segment income (loss)	1,100	(1,241)	(141)
Segment assets	2,149	3,294	5,443

2013:
Net revenues from external customers	$391	$102	$493
Reorganization items	(110)	—	(110)
Segment loss	(2,058)	(505)	(2,563)
Segment assets	2,345	2,712	5,057

Net revenues from external customers and segment loss from discontinued operations have been excluded and are disclosed in Note 9.  Additionally, segment assets relating to discontinued operations of $1 and $20 for the six months ended June 30, 2014 and 2013, respectively, have also been excluded from segment reporting.

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

During 2014, the Company has primarily been focused on monetizing the IsoBLOX™ technology in the marketplace.  In January 2014, the Company received approval of its protective pitcher’s cap for use in Major League Baseball (“MLB”).  The Company is currently working with MLB teams to custom fit their players for the protective cap.  A significant amount of the Company resources have been deployed for product development, manufacturing and the commercial launch of the IsoBLOX™ brand at retail.  Our initial product development strategy is to design and introduce products into the sports marketplace, utilizing our patented impact protection technology.  The costs associated with the further development and launch of products could be substantial.  Provided that we generate the necessary resources, we will continue to work refining both our technology and our product lines.

These initiatives, while important to the future of the Company, did not translate into significant revenues during 2014.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon the success of the IsoBLOX™ products that we launch into the marketplace.

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

Effective September 30, 2012, the Company’s wholly-owned subsidiary, 4Kids International, closed its operations.  4Kids International, based in London, managed Properties represented by the Company in the United Kingdom and European marketplaces.  The closing of 4Kids International has enabled the Company to further reduce costs and focus on its core licensing business.

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

Recently Adopted Accounting Standards – We adopted recent amendments to authoritative guidance issued by the FASB in February 2013 which requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income   This update resulted in additional disclosure but had no effect on the Company’s consolidated financial position and results of operations.

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

In May 2014, the FASB issued an Accounting Standards Update which supersedes the most current revenue recognition requirements. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. This guidance is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption not permitted. We are currently evaluating the standard to determine the impact of its adoption on our consolidated financial statements.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenues for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenues	100%	100%	100%	100%

Costs and expenses:
Selling, general and administrative	225	608	312	598
Cost of product sales	25	7	22	4
Total costs and expenses	250	615	334	602

(Loss) income from operations	(150)	(515)	(234)	(502)

Other income (expense):
Gain on settlement of claims	248	—	202	—
Gain on sale	3	—	31	—
Interest expense	(15)	—	(13)	(1)
Total other income (expense)	236	—	220	(1)

Income (loss) from continuing operations before reorganization items	86	(515)	(14)	(503)
Reorganization items	(3)	(25)	(4)	(22)
Gain on settlement of pre-petition liabilities	—	—	—	5

Income (loss) from continuing operations	83	(540)	(18)	(520)
Income from discontinued operations	—	192	41	149
Net income (loss)	83	(348)	23	(371)

Loss attributable to noncontrolling interests, continuing operations	30	17	45	23
Income attributable to noncontrolling interests, discontinued operations	—	(84)	—	(40)
Net income (loss) attributable to 4Licensing Corporation	113%	(415)%	68%	(388)%

Three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013.

Revenues

Revenues by reportable segment and for the Company as a whole were as follows:

For the three months ended June 30, 2014 and 2013
	2014	2013	$ Change	% Change
Entertainment and Brand Licensing	$379	$139	$240	173%
IsoBLOX™ and Sports Distribution/Licensing	267	97	170	175
Total	$646	$236	$410	174%

For the six months ended June 30, 2014 and 2013
	2014	2013	$ Change	% Change
Entertainment and Brand Licensing	$462	$391	$71	18%
IsoBLOX™ and Sports Distribution/Licensing	332	102	230	225
Total	$794	$493	$301	61%

In the Entertainment and Brand Licensing segment, increased revenues for the three months ended June 30, 2014 were primarily attributable to increased licensing revenues on the “Cabbage Patch Kids” Property of $225.  Increased revenues for the six months ended June 30, 2014 were primarily attributable to increased licensing revenues on the “Cabbage Patch Kids” and “American Kennel Club” Properties of $225 and $195, respectively, partially offset by reduced licensing revenues on the “Huntik”, “Dinosaur King”, “Artlist’s The Dog”, “Chaotic”, “Winx” and “Viva Piñata” Properties of $125, $65, $50, $50, $30 and $20, respectively.

The IsoBLOX™ and Sports Distribution/Licensing segment recorded increased revenues in excess of its initial revenues during the three and six months ended June 30, 2014 associated with the retail launch of the IsoBLOX™ products in May 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 2%, or $24, to $1,459 for the three months ended June 30, 2014, when compared to the same period in 2013.  The increase was primarily attributable to:

(i)	increased personnel costs of approximately $170; and
(ii)	increased selling expenses of approximately $145; substantially offset by
(iii)	decreased professional fees of approximately $220; and
(iv)	decreased general office expenses of approximately $50; as well as
(v)	decreased corporate expenses of approximately $40.

Selling, general and administrative expenses decreased 16%, or $477, to $2,472 for the six months ended June 30, 2014, when compared to the same period in 2013.  The decrease was primarily attributable to:

(i)	decreased professional fees of approximately $420; and
(ii)	decreased general office expenses of approximately $100; as well as
(iii)	decreased corporate expenses of approximately $100; partially offset by
(iv)	increased selling expenses of approximately $165.

Cost of Product Sales

Cost of product sales increased $143 to $160 and $158 to $177 for the three and six months ended June 30, 2014, respectively, when compared to the same periods in 2013.  The increase in 2014 was due to additional sales tied to the retail launch of its IsoBLOX™ product compared to the prior-year period.

Gain on Settlement of Claims

During the six months ended June 30, 2014, the Company realized a gain on settlement of claims of $1,607 from the sale of its $3,653 general unsecured creditor claim against the Lehman Brothers, Inc. estate to a third party.

Gain on Sale

During the six months ended June 30, 2014, the Company realized a gain on sale of $243, mostly from the sale of its rights to the copyright and trademark to the “Charlie Chan” live action television series.

Interest Expense

Interest expense increased $99 to $99 and $100 to $103 for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013, as a result of interest on outstanding debt and amortization of debt discount.

Reorganization Items

Reorganization costs decreased 71% or $42 to $17 and 70% or $77 to $33 for the three and six months ended June 30, 2014, respectively, when compared to the same periods in 2013.  These costs included professional and consulting fees charged for services retained in connection with the Bankruptcy Cases, as well as fees paid to the Office of the United States Trustee. The decrease was due to a reduction in legal fees associated with the resolution of claims during the first six months of 2013.

Income (Loss) From Continuing Operations Before Income Taxes

For the three months ended June 30, 2014 and 2013
	2014	2013	$ Change	% Change
Entertainment and Brand Licensing	$1,170	$(1,070)	$2,240	209%
IsoBLOX™ and Sports Distribution/Licensing	(634)	(205)	(429)	(209)
Total	$536	$(1,275)	$1,811	142%

For the six months ended June 30, 2014 and 2013
	2014	2013	$ Change	% Change
Entertainment and Brand Licensing	$1,100	$(2,058)	$3,158	153%
IsoBLOX™ and Sports Distribution/Licensing	(1,241)	(505)	(736)	(146)
Total	$(141)	$(2,563)	$2,422	94%

In the Entertainment and Brand Licensing segment, the increase in segment income for the three months ended June 30, 2014, as compared to a loss in the same period in 2013, was primarily attributable to the receipt of the payment to the Company in the amount of $1,607 in settlement of the Lehman claim, increased licensing revenues from the Cabbage Patch and American Kennel Club Properties, and allocation of wages and benefits, rent, insurance and office expenses to the IsoBLOX™ and Sports Distribution/Licensing segment.

In the Entertainment and Brand Licensing segment, the increase in segment income for the six months ended June 30, 2014, as compared to a loss in the same period in 2013, was primarily attributable to the receipt of the payment to the Company in the amount of $1,607 in settlement of the Lehman claim, the sale of the Company’s rights to the Charlie Chan Property to Twentieth Century Fox, increased licensing revenues from the Cabbage Patch and American Kennel Club Properties, and allocation of wages and benefits, rent, insurance and office expenses to the IsoBLOX™ and Sports Distribution/Licensing segment.

In the IsoBLOX™ and Sports Distribution/Licensing segment, the increase in segment loss for the three and six months ended June 30, 2014, as compared to the same periods in 2013, was primarily attributable to operating costs incurred during the initial product development and launch of the IsoBLOX™ product line.

The IsoBLOX™ and Sports Distribution/Licensing segment recorded a loss of $634 and $1,241, respectively, for the three and six months ended June 30, 2014.

Income Taxes

The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. The Company records a valuation allowance when it is more likely than not that all or some portion of the deferred tax assets will not be realized. In view of the level of deferred tax assets as of June 30, 2014, and the Company’s historical losses from operations, the Company has determined that a full valuation allowance against its net deferred tax assets is required.

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

The Company did not record income tax expense for the three and six months ended June 30, 2014, as it has forecasted a taxable loss for the year ending December 31, 2014. As the Company incurred a net loss for the three and six months ended June 30, 2013, it did not record a benefit from income taxes. The Company did not reduce its valuation allowance against its deferred tax assets as it was more likely than not that the Company would not be able to realize its deferred tax assets.

The Company files in multiple tax jurisdictions and from time to time is subject to audit in certain tax jurisdictions.  The Company is no longer subject to examinations by income tax authorities in most jurisdictions for years prior to 2010.

Income (Loss) from Continuing Operations

As a result of the above, the Company had income (loss) from continuing operations of $536 and $(1,275) for the three months ended June 30, 2014 and 2013, respectively.  Additionally, the Company had a loss from continuing operations of $141 and $2,563 for the six months ended June 30, 2014 and 2013, respectively.

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

The following are the summarized results of discontinued operations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net revenues	$—	$—	$—	$—
Total income	—	454	325	733
Income from discontinued operations	$—	$454	$325	$733

Income from discontinued operations for the six months ended June 30, 2014 is due to the settlement of a liability related to the TCD International, Ltd. matter (see Note 10 of the notes to the Company’s consolidated financial statements).  Income from discontinued operations for the six months ended June 30, 2013 includes a gain of $344 due to the reclassification of accumulated translation adjustments from accumulated other comprehensive income as a result of the liquidation of the Company’s U.K. subsidiary and income of $418, mostly from the settlement of certain exit costs.

Liquidity and Capital Resources

Financial Condition

Cash and cash equivalents as of June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014	December 31, 2013	$ Change

Cash and cash equivalents	$1,713	$356	$1,357

On March 25, 2014, the Company, entered into a Securities Purchase Agreement with the Purchasers pursuant to which the Company issued the Purchasers (i) an aggregate principal amount of $1,650 in Notes and (ii) Warrants to purchase up to an aggregate of 1,683,673 Warrant Shares for an aggregate purchase price of approximately $1,650.

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

The Company’s limited liquidity as of June 30, 2014 and the costs associated with the further development and launch of products, which could be substantial, raise doubt about the Company’s ability to continue as a going concern.

The Company will consider all alternatives available to generate additional cash to fund its operations, including, but not limited to sales of assets, issuance of equity or debt securities, and third-party arrangements.

Sources and Uses of Cash

Cash flows for the six months ended June 30, 2014 and 2013 were as follows:

Sources (Uses)	2014	2013
Operating Activities	$(1,005)	$(6,785)
Investing Activities	224	(1,117)
Financing Activities	2,138	643

Working capital (deficit), consisting of current assets less current liabilities, was $1,188 as of June 30, 2014 and $(1,661) as of December 31, 2013.

Operating Activities
2014
Net cash used in operating activities for the six months ended June 30, 2014 of $1,005 primarily reflects the purchase of inventory and the payment of liabilities, primarily professional fees.

2013
Net cash used in operating activities for the six months ended June 30, 2013 of $6,785 primarily reflects the payments of severance and professional fees and funding of the operating loss for the period ended June 30, 2013.

Investing Activities
2014
Net cash provided by investing activities for the six months ended June 30, 2014 of $224 reflects proceeds from the sale of certain assets, offset by cash used in the purchase of property and equipment,

2013
Net cash used in investing activities for the six months ended June 30, 2013 of $1,117 reflects $2,100 used in the purchase of IsoBLOX™ assets and $17 used in the purchase of property and equipment, offset by $1,000 of proceeds from the release of escrow related to the sale of certain assets.

Financing Activities
2014
Net cash provided by financing activities for the six months ended June 30, 2014 of $2,138 primarily reflects the capital contribution from the noncontrolling interests in Pinwrest of $480 and proceeds from the issuance of the Notes of $1,650.

2013
Net cash provided by financing activities for the six months ended June 30, 2013 of $643 reflects the capital contribution from the noncontrolling interests in Pinwrest.

Forward Looking Information and Risk Factors That May Affect Future Results

This Quarterly Report on Form 10-Q, including the section titled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that relate to future events or our future financial performance. We may also make written and oral forward-looking statements in our Securities and Exchange Commission (“SEC”) filings and otherwise. We have tried, where possible, to identify such statements by using words such as “believe”, “expect”, “intend”, “estimate”, “anticipate”, “will”, “project”, “plan” and similar expressions in connection with any discussion of future operating or financial performance. Any forward-looking statements are and will be based upon our then-current expectations, estimates and assumptions regarding future events and are applicable only as of the dates of such statements. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements. Such risks and uncertainties include our ability to generate sufficient cash flow to operate as a going concern, including our ability to successfully derive significant product revenue from the sale of IsoBLOX™ related products; our ability to raise additional capital; and those other risks and uncertainties described in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC, as well as other factors. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

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

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

a)	We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 the "Exchange Act") that are designed to provide reasonable assurance that information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We completed an evaluation under the supervision and with participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer has concluded that, as of June 30, 2014, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

b)	There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II -	OTHER INFORMATION

Item 1.	Legal Proceedings.

TCD International, Ltd. – On February 12, 2010, Home Focus Development, Ltd., a British Virgin Islands corporation (“Home Focus”), filed suit against the Company in the United States District Court for the Southern District of New York. Home Focus alleged that the Company owed Home Focus $1,075 under an Interest Purchase Agreement among the Company, Home Focus and TC Digital entered into on March 2, 2009, pursuant to which the Company acquired a 25% ownership interest in TCD International, Ltd. (“TDI”).

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

The parties had not proceeded with the litigation in light of the filing of the Bankruptcy Cases, which had the effect of automatically staying such litigation. The parties have had substantive discussions and have exchanged draft agreements regarding the possible resolution of the claims and counterclaims. The Home Focus claim was a disputed claim in the Bankruptcy Cases. Were the Home Focus claim not settled, it may have needed to have been litigated by the Company either in the Bankruptcy Court or in the United States District Court for the Southern District of New York, if the Bankruptcy Court were to cede jurisdiction of this dispute.

On May 7, 2014, the Company entered into a settlement agreement with Home Focus, which was approved by the Bankruptcy Court on July 23, 2014.  Under the terms of the agreement, the Company is required to pay Home Focus $750.

On August 8, 2014, the Company paid $750 to Home Focus in full settlement of this claim.

Lehman Brothers, Inc. Claim – The Company believes that Lehman Brothers, Inc., the securities broker-dealer that purchased the auction rate securities on behalf of the Company, violated its legal obligations to the Company.  As a result, the Company took various measures to obtain appropriate legal relief, including initiating an arbitration on April 3, 2008 against Lehman Brothers, Inc. and the brokers who had serviced the Company’s Lehman account, with the Financial Industry Regulatory Authority.  On September 15, 2008, Lehman Brothers Holdings, Inc., the parent company of Lehman Brothers, Inc., filed for bankruptcy.  The Company’s arbitration proceeding was stayed by the Lehman bankruptcy.  On September 16, 2008, Barclays PLC announced that it had reached an agreement to purchase the assets of Lehman Brothers Holdings, Inc.’s North American operations, including substantial assets of Lehman Brothers, Inc.  The Lehman-Barclays transaction was approved by the United States Bankruptcy Court for the Southern District of New York on September 20, 2008.  On September 19, 2008, the Securities Investor Protection Corporation (“SIPC”) filed a proceeding, placing Lehman Brothers, Inc. in liquidation under the Securities Investor Protection Act (“SIPA”).  SIPC, pursuant to its authority under SIPA, has acted to facilitate the transfer of Lehman Brothers, Inc.’s customer accounts (including the Company’s accounts) to Barclays, PLC.  In late September 2009, the Company filed a proof of claim against Lehman Brothers, Inc. in the United States Bankruptcy Court for the Southern District of New York. The principal amount of the claim was approximately $31,500 plus interest. In addition, the proof of claim requested treble damages. The proof of claim is a general unsecured claim. On October 18, 2011, the Company entered into a settlement agreement and general release with the brokers who had serviced the Company’s account with Lehman Brothers, Inc. in exchange for a payment to the Company of approximately $489. On May 5, 2014, the Company entered into a stipulation with the Trustee for the liquidation of Lehman Brothers, Inc., regarding its proof of claim.  As part of the stipulation the Company will have an allowed, general unsecured creditor claim against the general estate of Lehman Brothers, Inc. of $3,653, which represents the Company’s final settlement of all claims against Lehman Brothers, Inc.

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

On the effective date of the Plan, the Company commenced paying creditors holding undisputed, allowed claims the full amount of such allowed claims. The Company and its counsel have also negotiated various settlement agreements with creditors holding disputed claims. As of March 31, 2014, the Company has paid all allowed claims and, on May 7, 2014, the Company entered into a settlement agreement with the remaining disputed claimant which requires final Bankruptcy Court approval. On July 23, 2014, the Bankruptcy Court approved the settlement agreement with the remaining claimant and issued a final decree closing the Chapter 11 case of the Company.

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

The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith or incorporated herein by reference, as applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

4Licensing Corporation

Date: August 14, 2014

By: /s/ Bruce R. Foster
Bruce R. Foster,
Chief Executive Officer
Executive Vice President
and Chief Financial Officer
(principal executive, financial and chief accounting officer)

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the six months ended June 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

10.1	Amendment to Securities Purchase Agreement, dated May 5, 2014, among 4Licensing Corporation, Cleveland Capital, L.P. and Prescott Group Aggressive Small Cap Masterfund.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document