Form 10-Q
period 2014-09-30
4Licensing Corp
filed 2014-11-14
CIK 58592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to _________________

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.     Yes ☒    No ☐

As of November 14, 2014, the number of shares outstanding of the common stock of 4Licensing Corporation, par value $.01 per share, was 13,792,421.

4Licensing Corporation and Subsidiaries

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.
4LICENSING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2014 and DECEMBER 31, 2013
(In thousands, except share data)
	September 30, 2014	December 31, 2013
ASSETS:	(Unaudited)
Current assets:
Cash and cash equivalents	$842	$356
Accounts receivable - net	124	308
Inventories - net	763	137
Prepaid expenses and other current assets	267	278
Current assets of discontinued operations	1	1
Total current assets	1,997	1,080
Property and equipment - net	38	37
Accounts receivable - noncurrent, net	—	1
Intangible assets - net	1,874	1,979
Other assets - net	435	471
Total assets	$4,344	$3,568

LIABILITIES AND EQUITY:
Current liabilities:
Due to licensors	$374	$327
Accounts payable and accrued expenses	733	1,789
Current liabilities of discontinued operations	114	618
Deferred revenue	—	7
Total current liabilities	1,221	2,741
Long-term debt, net of debt discount of $812 at September 30, 2014	838	—
Accrued expenses – long-term	32	23
Total liabilities	2,091	2,764
Commitments and contingencies
4Licensing Corporation shareholders’ equity
Preferred stock, $.01 par value - authorized 3,000,000 shares; none issued	—	—
Common stock, $.01 par value - authorized 40,000,000 shares; issued 15,867,813 and 15,838,879 shares; outstanding 13,743,926 and 13,714,992 shares at September 30, 2014 and December 31, 2013, respectively	159	158
Additional paid-in capital	71,018	69,629
Accumulated deficit	(16,784)	(16,748)
	54,393	53,039
Less cost of 2,123,887 treasury shares at September 30, 2014 and December 31, 2013	(36,488)	(36,488)
Total equity of 4Licensing Corporation shareholders	17,905	16,551
Noncontrolling interests (includes discontinued operations of $(16,203) at September 30, 2014 and December 31, 2013)	(15,652)	(15,747)
Total equity	2,253	804
Total liabilities and equity	$4,344	$3,568

See notes to consolidated financial statements.

4LICENSING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(In thousands, except share and per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenues:
Service revenue	$162	$274	$645	$714
Product revenue	17	22	328	75
Total net revenues	179	296	973	789

Costs and expenses:
Selling, general and administrative	893	1,328	3,365	4,277
Cost of product sales	8	13	185	32
Total costs and expenses	901	1,341	3,550	4,309

Loss from operations	(722)	(1,045)	(2,577)	(3,520)
Other (expense) income:
Gain on settlement of claims	—	—	1,607	—
Gain on sale of assets	27	—	270	—
Interest expense	(111)	—	(214)	(3)
Total other (expense) income	(84)	—	1,663	(3)

Loss from continuing operations before reorganization items	(806)	(1,045)	(914)	(3,523)
Reorganization items	(9)	(24)	(42)	(134)
Gain on settlement of pre-petition liabilities	—	—	—	25

Loss from continuing operations	(815)	(1,069)	(956)	(3,632)
Income from discontinued operations	60	436	385	1,169
Net loss	(755)	(633)	(571)	(2,463)
Loss attributable to noncontrolling interests, continuing operations	177	98	535	213
Income attributable to noncontrolling interests, discontinued operations	—	(200)	—	(399)
Net loss attributable to 4Licensing Corporation	$(578)	$(735)	$(36)	$(2,649)
Per share amounts:
Basic and diluted (loss) earnings per share attributable to 4Licensing Corporation common shareholders
Continuing operations	$(0.05)	$(0.08)	$(0.03)	$(0.26)
Discontinued operations	0.01	0.03	0.03	0.07
Basic and diluted loss per share attributable to 4Licensing Corporation common shareholders	$(0.04)	$(0.05)	$(0.00)	$(0.19)

Weighted average common shares outstanding – basic	13,738,773	13,714,992	13,727,812	13,714,992

Weighted average common shares outstanding – diluted	13,738,773	13,714,992	13,727,812	13,714,992

Net loss attributable to 4Licensing Corporation:
Loss from continuing operations	$(815)	$(1,069)	$(956)	$(3,632)
Loss attributable to noncontrolling interests, continuing operations	177	98	535	213
Net loss from continuing operations	(638)	(971)	(421)	(3,419)
Income from discontinued operations	60	436	385	1,169
Income attributable to noncontrolling interests, discontinued operations	—	(200)	—	(399)
Net income from discontinued operations	60	236	385	770
Net loss attributable to 4Licensing Corporation	$(578)	$(735)	$(36)	$(2,649)

See notes to consolidated financial statements.

4LICENSING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)
(In thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(755)	$(633)	$(571)	$(2,463)
Reclassification of translation adjustment related to liquidation of foreign subsidiary	—	—	—	(344)
Other comprehensive loss	—	—	—	(344)
Comprehensive loss	(755)	(633)	(571)	(2,807)
Loss (income) attributable to noncontrolling interests	177	(102)	535	(186)
Comprehensive loss attributable to 4Licensing Corporation	$(578)	$(735)	$(36)	$(2,993)

See notes to consolidated financial statements.

4LICENSING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)
(In thousands)

	4Licensing Corporation Shareholders’
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Less Treasury Stock	Total Equity of 4Licensing Corporation Shareholders	Non-controlling Interests	Total Equity
	Shares	Amount

BALANCE, DECEMBER 31, 2013	15,839	$158	$69,629	$(16,748)	$(36,488)	$16,551	$(15,747)	$804
Capital contribution from noncontrolling interest	—	—	—	—	—	—	630	630
Stock-based compensation expense	—	—	399	—	—	399	—	399
Exercise of stock options	29	1	11	—	—	12	—	12
Warrants issued in connection with debt	—	—	979	—	—	979	—	979
Comprehensive net loss	—	—	—	(36)	—	(36)	(535)	(571)
BALANCE, SEPTEMBER 30, 2014	15,868	$159	$71,018	$(16,784)	$(36,488)	$17,905	$(15,652)	$2,253

See notes to consolidated financial statements.

4LICENSING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(In thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(571)	$(2,463)
Income from discontinued operations	(385)	(1,169)
Loss from continuing operations	(956)	(3,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	122	150
Gain on settlement of pre-petition liabilities	—	(25)
Provision for doubtful accounts	—	11
Loss on disposal of property and equipment	1	—
Amortization of discount on notes payable	167	—
Share-based compensation	399	90
Gain on sale of assets	(270)	—
Inventory writedown	63	—
Changes in operating assets and liabilities:
Inventories - net	(689)	(132)
Accounts receivable	184	324
Prepaid expenses and other current assets	11	(214)
Other assets – net	36	99
Due to licensors	47	(59)
Accounts payable and accrued expenses	(1,056)	(3,231)
Liabilities subject to compromise	—	(933)
Deferred revenue	(7)	(9)
Long-term accrued expenses	9	29
Net cash used in continuing operating activities	(1,939)	(7,532)
Net cash used in discontinued operating activities	(118)	(73)
Net cash used in operating activities	(2,057)	(7,605)

Cash flows from investing activities:
Proceeds from sale of certain assets	270	1,000
Acquisition of assets	—	(2,100)
Purchase of property and equipment	(19)	(18)
Net cash provided by (used in) investing activities	251	(1,118)
Cash flows from financing activities:
Capital contribution from noncontrolling interests	630	643
Proceeds from long-term debt	1,650	—
Proceeds from exercise of stock options	12	—
Net cash provided by financing activities	2,292	643

Net increase (decrease) in cash and cash equivalents	486	(8,080)
Cash and cash equivalents, beginning of period	356	9,011
Cash and cash equivalents, end of period	$842	$931

Supplemental disclosure of cash flow information:
Supplemental schedule of non-cash financing activities
Warrants issued in connection with debt	$979	$—

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

The Company’s consolidated financial statements have been prepared assuming that it will be able to continue to operate as a going concern.  The Company’s limited liquidity as of September 30, 2014 and the costs associated with the further development and launch of products, which could be substantial, raise doubt about the Company’s ability to continue as a going concern.

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

Emerging from Chapter 11 Bankruptcy Proceedings – On April 6, 2011 (the “Petition Date”), the Company and all of its domestic wholly owned subsidiaries (the “Debtors”) filed voluntary petitions for relief (the “Bankruptcy Cases”) under Title 11 of Chapter 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), which Bankruptcy Cases were jointly administered under Case No. 11-11607.  After filing the Bankruptcy Cases, the Company and its subsidiaries continued to operate as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  As debtors-in-possession, we were authorized under Chapter 11 of the Bankruptcy Code to continue to operate as an ongoing business.

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

Financial Reporting Considerations - The Company’s emergence from bankruptcy did not qualify for fresh start accounting as holders of existing shares immediately before confirmation of the Plan did not receive less than fifty percent of the voting shares of the Company after emergence from bankruptcy.

The Company’s business consists of the following two segments:

IsoBLOX™ and Sports Distribution/Licensing – The IsoBLOX™ and Sports Distribution/Licensing business segment consists of the following wholly owned subsidiaries of the Company: 4LC Sports & Entertainment, Inc. (“4LC Sports”), formerly known as 4Kids Ad Sales, Inc., and 4LC Technology, Inc. (“4LC Technology”), formerly known as 4Kids Technology, Inc., which, in February 2013, acquired, through Pinwrest Development Group, LLC (“Pinwrest”), of which 70% of the membership interests are owned by 4LC Technology, a patent for the IsoBLOX™ technology (the “Patent”) from The Dodd Group, LLC (“TDG”), a Texas limited liability company. The Patent covers a protective shin guard for use in products in the athletic, recreational, police/military, medical and industrial sectors consisting of an elastomeric sleeve within which is deposited protective plastic material consisting of rigid plates joined together by living hinges. The protective plastic material is solid enough to provide protection, flexible enough to better fit the wearer of the shin guard and is lightweight.

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

After further development, Pinwrest intends to license and distribute the IsoBLOX™ technology in protective gear within the youth, teen and adult markets.  In May 2014, Pinwrest began selling IsoBLOX™ products to a nationwide sporting goods retailer.

The operations of Pinwrest constitute the “IsoBLOX™ and Sports Distribution/Licensing” business segment of the Company. The Company is reporting its financial operations from this entity under the new “IsoBLOX™ and Sports Distribution/Licensing” business segment in its consolidated financial statements.

Entertainment and Brand Licensing – The Entertainment and Brand Licensing business segment consists of the operations of the following wholly owned subsidiaries of the Company: 4Kids Entertainment Licensing, Inc. (“4Kids Licensing”) and 4Sight Licensing Solutions, Inc. (“4Sight Licensing”).  4Kids Licensing is engaged in the business of licensing the merchandising rights to popular children’s television series, properties and product concepts (individually, the “Property” or collectively the “Properties”). 4Kids Licensing typically acts as exclusive merchandising agent in connection with the grant to third parties of licenses to manufacture and sell all types of merchandise, including toys, videogames, trading cards, apparel, housewares, footwear, books and other published materials, based on such Properties. 4Sight Licensing is engaged in the business of licensing properties and product concepts to adults, teens and “tweens”.  4Sight Licensing focuses on brand building through licensing.

Discontinued Operations – On August 16, 2012, the Company’s Board of Directors determined to discontinue the operations of its U.K. subsidiary, 4Kids International, effective September 30, 2012.  The results of operations for the international segment are reported as a discontinued operation.

Due to the Company’s sale of certain of its assets in July 2012, and the continued lack of profitability, effective June 30, 2012, the Company terminated the operations of 4Kids Ad Sales, Inc. (“4Kids Ad Sales”), 4Kids Productions, Inc. (“4Kids Productions”), 4Kids Entertainment Music, Inc. (“4Kids Music”) and 4Kids Entertainment Home Video, Inc. (“4Kids Home Video”).  Additionally, effective September 30, 2010, the Company terminated the operations of TC Digital and TC Websites.  The results of operations attributable to these discontinued companies are reported in the Company’s consolidated financial statements as discontinued operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation –
The consolidated financial statements, except for the December 31, 2013 consolidated balance sheet, are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto presented in our Annual Report on Form 10-K for the year ended December 31, 2013. The consolidated balance sheet as of December 31, 2013 was derived from the audited consolidated balance sheet contained in our Annual Report on Form 10-K.  These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position of the Company as of September 30, 2014 and December 31, 2013, and the results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013, and changes in equity for the nine months ended September 30, 2014 and cash flows for the nine months ended September 30, 2014 and 2013. Because of the inherent seasonality and changing trends of the youth oriented market, and sports and specialty products, operating results for the Company on a quarterly basis may not be indicative of operating results for the full year.

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of 4Licensing Corporation and its wholly-owned subsidiaries and investments of more than 50% in subsidiaries in which it has a controlling financial interest after elimination of all significant intercompany transactions and balances.  These consolidated financial statements reflect the use of significant accounting policies, as described below and elsewhere in the notes to the consolidated financial statements.

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

Product revenues: Product revenues are recognized when delivery has occurred and the risk of loss has passed to the customer. This generally occurs upon shipment of goods to customers, except when shipping terms dictate otherwise, when estimates of the promotional arrangements, returns and other potential adjustments are reasonably determinable, collection is reasonably assured and the Company has no further performance obligation. The Company records shipping and handling billed to a customer in a sales transaction as revenue, while the costs incurred for shipping and handling are recorded in cost of product sales in the accompanying consolidated statement of operations.

Property and Equipment – Property and equipment are carried at cost, net of accumulated depreciation and amortization. Depreciation is calculated on the straight-line method based on the estimated useful lives of the assets, which range from three to ten years. Costs associated with the repair and maintenance of property are expensed as incurred.

Impairment of Long-Lived and Intangible Assets – The Company assesses the recoverability of long-lived assets for which an indication of impairment exists. The recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. Fair value of long-lived assets is determined using the expected cash flows discounted at a rate commensurate with the risk involved.  At September 30, 2014, the Company believes that the future cash flows to be received from the remaining long-lived assets will exceed the respective assets’ carrying value and, accordingly, has not recorded any impairment losses.

Cash and Cash Equivalents – The Company considers all highly liquid assets, having an original maturity of less than three months, to be cash equivalents.  Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits.  The Company believes it is not exposed to any significant credit risk of cash and cash equivalents.  All of our non-interest bearing cash balances are insured at September 30, 2014 up to $250 per depositor at each financial institution, and our non-interest bearing cash balances may exceed federally insured limits.

Fair Value Measurements – The fair values of the Company’s financial instruments reflect the estimates of amounts that would be received from selling an asset in an orderly transaction between market participants at the measurement date.  The fair value estimates presented in this report are based on information available to the Company as of September 30, 2014 and December 31, 2013.

The carrying values of cash and cash equivalents, accounts receivable, due to licensors, accounts payable, accrued expenses and deferred revenue approximate fair value due to their short-term nature.  GAAP includes a fair value hierarchy based on three levels of inputs, the first two of which are considered observable and the last of which is considered unobservable, that may be used to measure fair value. The three levels are the following:

●	Level 1 - Quoted prices in active markets for identical assets or liabilities.

●
Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Inventories – Inventories are stated at the lower of cost or market. The inventory balance of $763 at September 30, 2014 consists of finished goods and raw materials of $211 and $552, respectively, related to the IsoBLOX™ and Sports Distribution/Licensing segment.  The inventory balance of $137 at December 31, 2013 consisted solely of finished goods related to the IsoBLOX™ and Sports Distribution/Licensing segment.

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

Participation Advances – Participation advances, which primarily consist of contractual costs incurred by the Company for which it will receive reimbursement from the licensor, were $287 as of September 30, 2014 and December 31, 2013 and were included in “other assets” on the balance sheet.
Reorganization Items – The Company’s costs related to professional, consulting and trustee fees, as the case may be, in conjunction with the Bankruptcy Cases were expensed as incurred and reported as reorganization items in the accompanying consolidated statements of operations.

Operating Leases – The Company accounts for all operating leases on a straight-line basis over the term of the lease. As such, any incentives or rent escalations are recorded as deferred rent and are included as a component of rent expense over the respective lease term.

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

Concentration of Credit Risk – Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of accounts receivable. The majority of the cash and cash equivalents are maintained with major financial institutions in the United States of America. The Company’s cash deposits at these institutions often exceed the federally insured limits. Credit risk on accounts receivable is minimized by the Company by performing ongoing credit evaluations of its customers’ financial condition and monitoring its exposure for credit losses and maintaining allowances for anticipated losses.

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

Other Comprehensive Income (Loss) – The Company classifies items as other comprehensive income (loss) by their nature in the financial statements and displays the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet.  The changes in cumulative translation adjustment during the first nine months of 2013 included a write-off of $344 in cumulative translation adjustment income as a result of the liquidation of the Company’s U.K. subsidiary.  This change has been reported as income from discontinued operations in the Company’s 2013 statements of operations.

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

Recently Issued Accounting Standards – In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-8, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The standard changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has a major effect on an entity’s operations and financial results. This accounting guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale. The guidance is effective for the Company on a prospective basis beginning in the first quarter of fiscal 2015.

In May 2014, the FASB issued an ASU which supersedes the most current revenue recognition requirements. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. This guidance is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption not permitted. We are currently evaluating the standard to determine the impact of its adoption on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements-Going Concern" ("ASU 2014-15"), which establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern in connection with preparing financial statements for each annual and interim reporting period. ASU 2014-15 also provides guidance to determine whether to disclose information about relevant conditions and events when there is substantial doubt about an entity’s ability to continue as a going concern. This update is effective for interim and annual reporting periods beginning after December 15, 2016; early adoption is permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

3. INTANGIBLE ASSETS

Intangible assets primarily consists of a patent for the IsoBLOX™ technology, which was acquired in February 2013 for a purchase price of $2,100.  The intangible assets are being amortized over a fifteen-year period on a straight-line basis.  Amortization expense of $35 and $105 has been recorded for the three and nine months ended September 30, 2014 and $36 and $89 has been recorded for the three and nine months ended September 30, 2013, respectively. The net carrying value of the intangible assets as of September 30, 2014 and December 31, 2013 was $1,874 and $1,979, respectively.

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

The Notes accrue interest at a rate of 5.0% per year from and after the date of issuance of such Note, payable quarterly.  The interest paid to related parties under this agreement were $0 and $22 for the three and nine months ended September 30, 2014, respectively.  The Notes provide for customary events of default, including nonpayment, certain events of bankruptcy or failure to comply with covenants or other agreements.  The Notes will mature on March 25, 2016.  The Warrants have an initial exercise price of $0.98 per Warrant Share. The Warrants are exercisable immediately and expire ten years from the date of issuance.

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

Wade Massad, one of the Company’s directors, is the Co-Founder and Co-Managing Member of Cleveland Capital Management, L.L.C., which is the General Partner of Cleveland Capital. Cleveland Capital beneficially owns more than 5% of the Common Stock of the Company.  Duminda DeSilva, one of the Company’s directors, was previously the Managing Director at Prescott Group Capital Management, L.L.C., an affiliate of Prescott Group, which beneficially owns more than 5% of the Common Stock of the Company. Effective November 10, 2014, Mr. DeSilva is no longer employed with the Prescott Group.

During the first quarter of 2014, the Company issued the Notes along with 1,683,673 detachable Warrants. The detachable Warrants were valued at approximately $1.43 per warrant using the Black-Scholes model at March 25, 2014. The relative fair value of the detachable Warrants of $979 was recorded as a component of stockholders’ equity with the offset recorded as a discount on the Notes and included as a component of long-term debt in the accompanying consolidated balance sheet as of September 30, 2014. The fair value of the Warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 2.75%, volatility – 100.00%, expected term – 10 years, expected dividends – 0%. The debt discount related to the Warrants is being amortized over a two-year period (through maturity) using the effective interest method.  Interest expense related to the amortization of the debt discount for the three and nine months ended September 30, 2014 was approximately $89 and $167, respectively.

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

Total stock-based compensation recorded for the three and nine months ended September 30, 2014 were $76 and $399,  and for the three and nine months ended September 30, 2013 were $22 and $90, respectively, and is included in selling, general and administrative expenses.  The fair values of options granted were estimated on the date of grant using the Black-Scholes Merton option pricing model based on the assumptions included in the table below. The fair value of the Company’s stock option awards is charged to expense over the vesting life of the underlying stock options using the straight line method. Expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate for periods within the contractual life of the stock option award is based on the yield of U.S. Treasury bonds on the grant date with a maturity equal to the expected term of the stock option. The expected life of stock option awards granted to employees and non-employee directors is based upon the “simplified” method for “plain vanilla” options described in SEC Staff Accounting Bulletin No. 107, as amended by SEC Staff Accounting Bulletin No. 110. Forfeiture rates are based on management’s estimates.

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Expected volatility	79%	84%
Expected dividend yield	0.00%	0.00%
Weighted average risk-free interest rate	1.81%	1.05%
Expected life	5.50 years	5.50 years
Forfeiture rate	0%	0%

As of September 30, 2014, the Company has approximately $426 of unrecognized stock compensation expense which will be recognized over a period of approximately two years.

	Shares (In thousands)	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	905	$0.28
Grants	865	1.44
Exercised	(29)	(0.38)
Forfeited, cancelled or expired	—	—
Outstanding at September 30, 2014	1,741	$0.85	9	$768

Exercisable at September 30, 2014	865	$0.66	9	$506

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company’s common stock on the date of determination for those awards that have an exercise price currently below the closing price.  During the nine months ended September 30, 2014, there were 28,934 shares exercised under the Incentive Plan with an intrinsic value of $25.

Availability for Future Issuance – As of September 30, 2014, stock options to purchase approximately 830,000 shares of the Company’s common stock were available for future issuance under the Incentive Plan.

6. INCOME TAXES

The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. The Company records a valuation allowance when it is more likely than not that all or some portion of the deferred tax assets will not be realized. In view of the level of deferred tax assets as of September 30, 2014, and the Company’s historical losses from operations, the Company has determined that a full valuation allowance against its net deferred tax assets is required.

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

The Company did not record income tax expense for the three and nine months ended September 30, 2014, as it has forecasted a taxable loss for the year ending December 31, 2014. As the Company incurred a net loss for the three and nine months ended September 30, 2013, it did not record a benefit from income taxes. The Company did not reduce its valuation allowance against its deferred tax assets as it was more likely than not that the Company would not be able to realize its deferred tax assets.

The Company files in multiple tax jurisdictions and from time to time is subject to audit in certain tax jurisdictions. The Company is no longer subject to examinations by income tax authorities in most jurisdictions for years prior to 2011.

7. EARNINGS (LOSS) PER SHARE

The Company computes basic Earnings (Loss) Per Share (“EPS”) based solely on the weighted average number of shares of its common stock outstanding during the period. Diluted EPS reflects all potential dilution of common stock. For the three and nine months ended September 30, 2014 and 2013, 3,424,739 and 919,000, respectively, shares attributable to outstanding options and warrants were excluded from the calculation of diluted EPS because the effect was antidilutive.

8. SEVERANCE AND EXIT COSTS

A summary of the actions taken for exit costs recorded in loss from discontinued operations and the estimated remaining liability associated with such costs are as follows:

	Total Income (Expenses)	Remaining Liability as of September 30, 2014
Termination of contracts and leases	$42	$—
Total	$42	$—

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

The following are the summarized results of discontinued operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenues	$—	$—	$—	$—
Total income	60	436	385	1,169
Income from discontinued operations	$60	$436	$385	$1,169

Income from discontinued operations for the nine months ended September 30, 2014 is due to the settlement of a liability related to the TCD International, Ltd. matter described below (see Note 10) and a gain of $60 from the reversal of a liability.  Income from discontinued operations for the nine months ended September 30, 2013 includes a gain of $344 due to the reclassification of accumulated translation adjustments from accumulated other comprehensive income as a result of the liquidation of the Company’s U.K. subsidiary, income of $418, mostly from the settlement of certain exit costs and a gain of $443 from the reversal of a liability as a result of the settlement of a claim.

The major classes of assets and liabilities of the discontinued operations on the balance sheet are as follows:

	September 30, 2014	December 31, 2013
ASSETS
Accounts receivable – net	$1	$1
Current assets of discontinued operations	$1	$1

LIABILITIES
Accounts payable and accrued expenses	114	618
Current liabilities of discontinued operations	$114	$618

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

The parties had not proceeded with the litigation in light of the filing of the Bankruptcy Cases, which had the effect of automatically staying such litigation. On May 7, 2014, the Company entered into a settlement agreement with Home Focus, which was approved by the Bankruptcy Court on July 23, 2014. Under the terms of the agreement, the Company was required to pay Home Focus $750, which the Company paid on August 8, 2014.

The Home Focus claim was a disputed claim in the Bankruptcy Cases. Were the Home Focus claim not settled, it may have needed to have been litigated by the Company either in the Bankruptcy Court or in the United States District Court for the Southern District of New York, if the Bankruptcy Court were to cede jurisdiction of this dispute.

Lehman Brothers, Inc. Claim – The Company believes that Lehman Brothers, Inc., the securities broker-dealer that purchased the auction rate securities on behalf of the Company, violated its legal obligations to the Company.  As a result, the Company took various measures to obtain appropriate legal relief, including initiating an arbitration on April 3, 2008 against Lehman Brothers, Inc. and the brokers who had serviced the Company’s Lehman account, with the Financial Industry Regulatory Authority.  On September 15, 2008, Lehman Brothers Holdings, Inc., the parent company of Lehman Brothers, Inc., filed for bankruptcy.  The Company’s arbitration proceeding was stayed by the Lehman Brothers Holdings, Inc. bankruptcy.  On September 16, 2008, Barclays PLC announced that it had reached an agreement to purchase the assets of Lehman Brothers Holdings, Inc.’s North American operations, including substantial assets of Lehman Brothers, Inc.  The Lehman-Barclays transaction was approved by the United States Bankruptcy Court for the Southern District of New York on September 20, 2008.  On September 19, 2008, the Securities Investor Protection Corporation (“SIPC”) filed a proceeding, placing Lehman Brothers, Inc. in liquidation under the Securities Investor Protection Act (“SIPA”).  SIPC, pursuant to its authority under SIPA, has acted to facilitate the transfer of Lehman Brothers, Inc.’s customer accounts (including the Company’s accounts) to Barclays, PLC.  In late September 2009, the Company filed a proof of claim against Lehman Brothers, Inc. in the United States Bankruptcy Court for the Southern District of New York. The principal amount of the claim was approximately $31,500 plus interest. In addition, the proof of claim requested treble damages. The proof of claim is a general unsecured claim. On October 18, 2011, the Company entered into a settlement agreement and general release with the brokers who had serviced the Company’s account with Lehman Brothers, Inc. in exchange for a payment to the Company of approximately $489. On May 5, 2014, the Company entered into a stipulation with the Trustee for the liquidation of Lehman Brothers, Inc., regarding its proof of claim.  As part of the stipulation the Company will have an allowed, general unsecured creditor claim against the general estate of Lehman Brothers, Inc. of $3,653, which represents the Company’s final settlement of all claims against Lehman Brothers, Inc.

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

11. NONCONTROLLING INTEREST

Pinwrest Development Group LLC - On January 17, 2013, 4LC Technology and certain other investors entered into an operating agreement of Pinwrest, with 4LC Technology owning 70% of Pinwrest’s membership interests and the minority members owning 30% of Pinwrest’s membership interests.  Pinwrest is treated as a consolidated subsidiary of the Company as a result of its controlling interest.

Noncontrolling interest of membership units in Pinwrest represents the minority members’ proportionate share of the equity in the entity. Income is allocated to the membership units’ minority interest based on the ownership percentage throughout the year.  The following table summarizes the noncontrolling interest’s loss attributable to the noncontrolling equity interest in Pinwrest:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Pinwrest net loss before common units’ noncontrolling interest	$(591)	$(328)	$(1,785)	$(710)
Noncontrolling interest percentage	30%	30%	30%	30%
Loss attributable to noncontrolling interest	$(177)	$(98)	$(535)	$(213)

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

Noncontrolling interest of membership units in TC Digital represents the noncontrolling members’ proportionate share of the equity in the entity. Income is allocated to the membership units’ noncontrolling interest based on the ownership percentage throughout the year. As of September 30, 2014, the noncontrolling member continued to hold 45% of the equity in the entity.  The following table summarizes the noncontrolling interest’s income attributable to the noncontrolling equity interest in TC Digital:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
TC Digital net income (loss) before common units’ noncontrolling interest	$—	$444	$—	$886
Noncontrolling interest percentage	45%	45%	45%	45%
Income (loss) attributable to noncontrolling interest	$—	$200	$—	$399

As of September 30, 2014, the loss in excess of noncontrolling interest for TC Digital absorbed by 4Kids Digital, in the aggregate, since the formation of such entity is $21,548.

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

As of September 30, 2014, the noncontrolling member held 45% of the equity in the entity.  The following table summarizes the noncontrolling interest’s loss attributable to the noncontrolling equity interest in TC Websites:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
TC Websites net income (loss) before common units noncontrolling interest	$—	$—	$—	$—
Noncontrolling interest percentage	45%	45%	45%	45%
Income (loss) attributable to noncontrolling interest	$—	$—	$—	$—

As of September 30, 2014, the loss in excess of noncontrolling interest for TC Websites absorbed by 4Kids Websites in the aggregate since the formation of such entity is $6,038.

13. SUBSEQUENT EVENTS

Subsequent events were evaluated by the Company through the date the financial statements were issued.

There were no events that occurred subsequent to September 30, 2014 that would require recognition or disclosure in the Company’s consolidated financial statements.

14. SEGMENT AND RELATED INFORMATION

The Company has two reportable segments: (i) Entertainment and Brand Licensing and (ii) IsoBLOX™ and Sports Distribution/Licensing.  The Company’s reportable segments are strategic business units, which, while managed separately, work together as a vertically integrated entertainment company.  The Company’s management regularly evaluates the performance of each segment based on its net revenues, profit and loss after all expenses, including interest income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  All inter-segment transactions have been eliminated in consolidation.

	Entertainment and Brand Licensing	IsoBLOX™ and Sports Distribution/ Licensing	Total
Three Months Ended September 30, 2014:
Net revenues from external customers	$149	$30	$179
Reorganization items	(9)	—	(9)
Segment loss	(189)	(626)	(815)

2013:
Net revenues from external customers	$289	$7	$296
Reorganization items	(24)	—	(24)
Segment loss	(680)	(389)	(1,069)

Nine Months Ended September 30, 2014:
Net revenues from external customers	$611	$362	$973
Reorganization items	(42)	—	(42)
Segment income (loss)	910	(1,866)	(956)
Segment assets	1,000	3,235	4,235

2013:
Net revenues from external customers	$680	$109	$789
Reorganization items	(134)	—	(134)
Segment loss	(2,738)	(894)	(3,632)
Segment assets	1,770	2,302	4,072

Net revenues from external customers and segment income from discontinued operations have been excluded and are disclosed in Note 9.  Additionally, segment assets relating to discontinued operations of $1 and $12 as of September 30, 2014 and 2013, respectively, have also been excluded from segment reporting.

******

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands of dollars unless otherwise specified)

Overview

Through its majority-owned subsidiary, Pinwrest, the Company during 2013 acquired the rights to the Patent, which covers IsoBLOX™ technology. The Patent covers a protective shin guard for use in products in the athletic, recreational, police/military, medical and industrial sectors consisting of an elastomeric sleeve within which is deposited protective plastic material consisting of rigid plates joined together by living hinges. In December 2013, Pinwrest filed the Provisional Patent with the U.S. Patent Office covering its newly developed body protection systems and devices that can be used to prevent or limit serious injuries from impacts or collisions during an activity.  The products covered by this Provisional Patent provide body protection systems and devices that can be incorporated into articles of clothing, materials or articles such as seats, linings, or walls of vehicles to reduce the effect of impact.  These body protection devices can form part of headgear, gear, or clothing that is designed to cover and protect one or more parts of a person, such as a military or law enforcement individual, or a professional or recreational athlete.

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

In May 2014, the FASB issued an ASU which supersedes the most current revenue recognition requirements. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. This guidance is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption not permitted. We are currently evaluating the standard to determine the impact of its adoption on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements-Going Concern," which establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern in connection with preparing financial statements for each annual and interim reporting period. ASU 2014-15 also provides guidance to determine whether to disclose information about relevant conditions and events when there is substantial doubt about an entity’s ability to continue as a going concern. This update is effective for interim and annual reporting periods beginning after December 15, 2016; early adoption is permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenues for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenues	100%	100%	100%	100%

Costs and expenses:
Selling, general and administrative	499	449	346	542
Cost of product sales	4	4	19	4
Total costs and expenses	503	453	365	546

Loss from operations	(403)	(353)	(265)	(446)

Other (expense) income:
Gain on settlement of claims	—	—	165	—
Gain on sale of assets	15	—	28	—
Interest expense	(62)	—	(22)	—
Total other (expense) income	(47)	—	171	—

Loss from continuing operations before reorganization items	(450)	(353)	(94)	(446)
Reorganization items	(5)	(8)	(4)	(17)
Gain on settlement of pre-petition liabilities	—	—	—	3

Loss from continuing operations	(455)	(361)	(98)	(460)
Income from discontinued operations	33	147	39	148
Net loss	(422)	(214)	(59)	(312)

Loss attributable to noncontrolling interests, continuing operations	99	33	55	26
Income attributable to noncontrolling interests, discontinued operations	—	(67)	—	(50)
Net loss attributable to 4Licensing Corporation	(323)%	(248)%	(4)%	(336)%

Three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013.

Revenues

Revenues by reportable segment and for the Company as a whole were as follows:

For the three months ended September 30, 2014 and 2013
	2014	2013	$ Change	% Change
Entertainment and Brand Licensing	$149	$289	$(140)	(48)%
IsoBLOX™ and Sports Distribution/ Licensing	30	7	23	329
Total	$179	$296	$(117)	(40)%

For the nine months ended September 30, 2014 and 2013
	2014	2013	$ Change	% Change
Entertainment and Brand Licensing	$611	$680	$(69)	(10)%
IsoBLOX™ and Sports Distribution/ Licensing	362	109	253	232
Total	$973	$789	$184	23%

In the Entertainment and Brand Licensing segment, decreased revenues for the three months ended September 30, 2014 were primarily attributable to decreased merchandise licensing revenue of $110 and decreased internet revenue of $25.  Decreased revenues for the nine months ended September 30, 2014 were primarily attributable to decreased internet revenue of $135 and decreased music revenue of $60 partially offset by increased merchandise licensing revenue of $165.

The IsoBLOX™ and Sports Distribution/Licensing segment recorded increased revenues in excess of its initial revenues during the three and nine months ended September 30, 2014 due to the initial retail launch of the IsoBLOX™ products in May 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 33%, or $435, to $893 for the three months ended September 30, 2014, when compared to the same period in 2013.  The decrease was primarily attributable to:

(i)	decreased professional fees of approximately $260; as well as
(ii)	decreased general office expenses of approximately $95; and
(iii)	decreased personnel costs of approximately $70.

Selling, general and administrative expenses decreased 21%, or $912, to $3,365 for the nine months ended September 30, 2014, when compared to the same period in 2013.  The decrease was primarily attributable to:

(i)	decreased professional fees of approximately $680;
(ii)	decreased general office expenses of approximately $185;
(iii)	decreased corporate expenses of approximately $135; and
(iv)	decreased personnel costs of approximately $95; partially offset by
(v)	increased selling expenses of approximately $175.

Cost of Product Sales

Cost of product sales decreased $5 to $8 and increased $153 to $185 for the three and nine months ended September 30, 2014, respectively, when compared to the same periods in 2013.  The decrease for the three months ended September 30, 2014 was due to decreased sales volume compared to the prior-year period.  The increase for the nine months ended September 30, 2014 was due to additional sales tied to the retail launch of its IsoBLOX™ product compared to the prior-year period.

Gain on Settlement of Claims

During the nine months ended September 30, 2014, the Company realized a gain on settlement of claims of $1,607 from the sale of its $3,653 general unsecured creditor claim against the Lehman Brothers, Inc. estate to a third party.

Gain on Sale of Assets

During the nine months ended September 30, 2014, the Company realized a gain on sale of $270, primarily from the sale of its rights to the copyright and trademark to the “Charlie Chan” live action television series.

Interest Expense

Interest expense increased $111 and $211 for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013, as a result of interest on outstanding debt and amortization of debt discount.

Reorganization Items

Reorganization costs decreased 63% or $15 to $9 and 69% or $92 to $42 for the three and nine months ended September 30, 2014, respectively, when compared to the same periods in 2013.  These costs included professional and consulting fees charged for services retained in connection with the Bankruptcy Cases, as well as fees paid to the Office of the United States Trustee. The decrease was due to a reduction in legal fees associated with the resolution of claims during the first nine months of 2013.

Income (Loss) From Continuing Operations Before Income Taxes

For the three months ended September 30, 2014 and 2013
	2014	2013	$ Change	% Change
Entertainment and Brand Licensing	$(189)	$(680)	$491	72%
IsoBLOX™ and Sports Distribution/Licensing	(626)	(389)	(237)	(61)
Total	$(815)	$(1,069)	$254	24%

For the nine months ended September 30, 2014 and 2013
	2014	2013	$ Change	% Change
Entertainment and Brand Licensing	$910	$(2,738)	$3,648	133%
IsoBLOX™ and Sports Distribution/Licensing	(1,866)	(894)	(972)	(109)
Total	$(956)	$(3,632)	$2,676	74%

In the Entertainment and Brand Licensing segment, the decrease in segment loss for the three months ended September 30, 2014, as compared to the same period in 2013, was primarily attributable to decreased professional fees and allocation of wages and benefits, rent, insurance and office expenses to the IsoBLOX™ and Sports Distribution/Licensing segment.

In the Entertainment and Brand Licensing segment, the increase in segment income for the nine months ended September 30, 2014, as compared to a loss in the same period in 2013, was primarily attributable to the receipt of the payment to the Company in the amount of $1,607 in settlement of the Lehman claim, the sale of the Company’s rights to the Charlie Chan Property to Twentieth Century Fox, increased licensing revenues from the Cabbage Patch and American Kennel Club Properties, and allocation of wages and benefits, rent, insurance and office expenses to the IsoBLOX™ and Sports Distribution/Licensing segment.

In the IsoBLOX™ and Sports Distribution/Licensing segment, the increase in segment loss for the three and nine months ended September 30, 2014, as compared to the same periods in 2013, was primarily attributable to operating costs incurred during the initial product development and launch of the IsoBLOX™ product line.

Income Taxes

The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. The Company records a valuation allowance when it is more likely than not that all or some portion of the deferred tax assets will not be realized. In view of the level of deferred tax assets as of September 30, 2014, and the Company’s historical losses from operations, the Company has determined that a full valuation allowance against its net deferred tax assets is required.

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

The Company did not record income tax expense for the three and nine months ended September 30, 2014, as it has forecasted a taxable loss for the year ending December 31, 2014. As the Company incurred a net loss for the three and nine months ended September 30, 2013, it did not record a benefit from income taxes. The Company did not reduce its valuation allowance against its deferred tax assets as it was more likely than not that the Company would not be able to realize its deferred tax assets.

The Company files in multiple tax jurisdictions and from time to time is subject to audit in certain tax jurisdictions.  The Company is no longer subject to examinations by income tax authorities in most jurisdictions for years prior to 2011.

Income (Loss) from Continuing Operations

As a result of the above, the Company had a loss from continuing operations of $815 and $1,069 for the three months ended September 30, 2014 and 2013, respectively.  Additionally, the Company had a loss from continuing operations of $956 and $3,632 for the nine months ended September 30, 2014 and 2013, respectively.

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

The following are the summarized results of discontinued operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenues	$—	$—	$—	$—
Total income	60	436	385	1,169
Income from discontinued operations	$60	$436	$385	$1,169

Income from discontinued operations for the nine months ended September 30, 2014 includes a gain of $325 due to the settlement of a liability related to the TCD International, Ltd. matter (see Note 10 of the notes to the Company’s consolidated financial statements) and a gain of $60 as a result of the reversal of prior liabilities.  Income from discontinued operations for the nine months ended September 30, 2013 includes a gain of $344 due to the reclassification of accumulated translation adjustments from accumulated other comprehensive income as a result of the liquidation of the Company’s U.K. subsidiary, income of $418, mostly from the settlement of certain exit costs and a gain of $443 from the reversal of a liability as a result of the settlement of a claim.

Liquidity and Capital Resources

Financial Condition

Cash and cash equivalents as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014	December 31, 2013	$ Change

Cash and cash equivalents	$842	$356	$486

On March 25, 2014, the Company, entered into a Securities Purchase Agreement with the Purchasers pursuant to which the Company issued the Purchasers (i) an aggregate principal amount of $1,650 in Notes and (ii) Warrants to purchase up to an aggregate of 1,683,673 Warrant Shares for an aggregate purchase price of approximately $1,650.

The Notes accrue interest at a rate of 5.0% per year from and after the date of issuance of such Note, payable quarterly.  The interest paid to related parties under this agreement were $0 and $24 for the three and nine months ended September 30, 2014, respectively.  The Notes provide for customary events of default, including nonpayment, certain events of bankruptcy or failure to comply with covenants or other agreements.  The Notes will mature on March 25, 2016.  The Warrants have an initial exercise price of $0.98 per Warrant Share. The Warrants are exercisable immediately and expire ten years from the date of issuance.

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

The Company’s limited liquidity as of September 30, 2014 and the costs associated with the further development and launch of products, which could be substantial, raise doubt about the Company’s ability to continue as a going concern.

The Company will consider all alternatives available to generate additional cash to fund its operations, including, but not limited to sales of assets, issuance of equity or debt securities, and other third-party arrangements.

Sources and Uses of Cash

Cash flows for the nine months ended September 30, 2014 and 2013 were as follows:

Sources (Uses)	2014	2013
Operating Activities	$(2,057)	$(7,605)
Investing Activities	251	(1,118)
Financing Activities	2,292	643

Working capital (deficit), consisting of current assets less current liabilities, was $776 as of September 30, 2014 and $(1,661) as of December 31, 2013.

Operating Activities
2014
Net cash used in operating activities for the nine months ended September 30, 2014 of $2,057 primarily reflects the purchase of inventory, the payment of liabilities, primarily professional fees and the funding of the operating loss.

2013
Net cash used in operating activities for the nine months ended September 30, 2013 of $7,605 primarily reflects the payments of severance and professional fees, the settlement of pre-petition liabilities and the funding of the operating loss.

Investing Activities
2014
Net cash provided by investing activities for the nine months ended September 30, 2014 of $251 reflects proceeds from the sale of certain assets, offset by cash used in the purchase of property and equipment.

2013
Net cash used in investing activities for the nine months ended September 30, 2013 of $1,118 reflects $2,100 used in the purchase of IsoBLOX™ assets and $18 used in the purchase of property and equipment, offset by $1,000 of proceeds from the release of escrow related to the sale of certain assets.

Financing Activities
2014
Net cash provided by financing activities for the nine months ended September 30, 2014 of $2,292 primarily reflects the capital contribution from the noncontrolling interests in Pinwrest of $630 and proceeds from the issuance of the Notes of $1,650.

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

Evaluation of Disclosure Controls and Procedures

a)
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We completed an evaluation under the supervision and with participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer has concluded that as of September 30, 2014, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

b)
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The parties had not proceeded with the litigation in light of the filing of the Bankruptcy Cases, which had the effect of automatically staying such litigation. On May 7, 2014, the Company entered into a settlement agreement with Home Focus, which was approved by the Bankruptcy Court on July 23, 2014. Under the terms of the agreement, the Company was required to pay Home Focus $750, which the Company paid on August 8, 2014.

The Home Focus claim was a disputed claim in the Bankruptcy Cases. Were the Home Focus claim not settled, it may have needed to have been litigated by the Company either in the Bankruptcy Court or in the United States District Court for the Southern District of New York, if the Bankruptcy Court were to cede jurisdiction of this dispute.

Lehman Brothers, Inc. Claim – The Company believes that Lehman Brothers, Inc., the securities broker-dealer that purchased the auction rate securities on behalf of the Company, violated its legal obligations to the Company.  As a result, the Company took various measures to obtain appropriate legal relief, including initiating an arbitration on April 3, 2008 against Lehman Brothers, Inc. and the brokers who had serviced the Company’s Lehman account, with the Financial Industry Regulatory Authority.  On September 15, 2008, Lehman Brothers Holdings, Inc., the parent company of Lehman Brothers, Inc., filed for bankruptcy.  The Company’s arbitration proceeding was stayed by the Lehman Brothers Holdings, Inc. bankruptcy.  On September 16, 2008, Barclays PLC announced that it had reached an agreement to purchase the assets of Lehman Brothers Holdings, Inc.’s North American operations, including substantial assets of Lehman Brothers, Inc.  The Lehman-Barclays transaction was approved by the United States Bankruptcy Court for the Southern District of New York on September 20, 2008.  On September 19, 2008, the Securities Investor Protection Corporation (“SIPC”) filed a proceeding, placing Lehman Brothers, Inc. in liquidation under the Securities Investor Protection Act (“SIPA”).  SIPC, pursuant to its authority under SIPA, has acted to facilitate the transfer of Lehman Brothers, Inc.’s customer accounts (including the Company’s accounts) to Barclays, PLC.  In late September 2009, the Company filed a proof of claim against Lehman Brothers, Inc. in the United States Bankruptcy Court for the Southern District of New York. The principal amount of the claim was approximately $31,500 plus interest. In addition, the proof of claim requested treble damages. The proof of claim is a general unsecured claim. On October 18, 2011, the Company entered into a settlement agreement and general release with the brokers who had serviced the Company’s account with Lehman Brothers, Inc. in exchange for a payment to the Company of approximately $489. On May 5, 2014, the Company entered into a stipulation with the Trustee for the liquidation of Lehman Brothers, Inc., regarding its proof of claim.  As part of the stipulation the Company will have an allowed, general unsecured creditor claim against the general estate of Lehman Brothers, Inc. of $3,653, which represents the Company’s final settlement of all claims against Lehman Brothers, Inc.

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

Date: November 14, 2014

By: /s/ Bruce R. Foster
Bruce R. Foster,
Chief Executive Officer
Executive Vice President
and Chief Financial Officer
(principal executive, financial and chief accounting officer)

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

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