Form 10-K
period 2014-12-31
4Licensing Corp
filed 2015-03-31
CIK 58592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer,” “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the $1.41 closing price of the registrant’s Common Stock on June 30, 2014 as reported on the OTC Bulletin Board, was approximately $12,084,530. The calculation of the aggregate market value of voting stock excludes shares of Common Stock held by current executive officers, directors, and stockholders that the registrant has concluded are affiliates of the registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value	14,904,119
(Title of Class)	(No. of Shares Outstanding at March 31, 2015)

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 2015 are incorporated by reference into Part III of this Annual Report  on Form 10-K.

FORM 10-K REPORT INDEX

Index
PART I

Throughout this Annual Report on Form 10-K, we “incorporate by reference” certain information in parts of other documents filed with the Securities and Exchange Commission (the “SEC”).  The SEC allows us to disclose important information by referring to it in that manner.  Please refer to such information.

This Annual Report on Form 10-K, including the sections titled "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements that relate to future events or our future financial performance. We may also make written and oral forward-looking statements in our SEC filings and otherwise. We have tried, where possible, to identify such statements by using words such as "believe," "expect," "intend," "estimate," "anticipate," "will," "project," "plan" and similar expressions in connection with any discussion of future operating or financial performance. Any forward-looking statements are and will be based upon our then-current expectations, estimates and assumptions regarding future events and are applicable only as of the dates of such statements. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements. Such risks and uncertainties include our ability to generate sufficient cash flow to operate as a going concern, including our ability to successfully derive significant product revenue from the sale of IsoBLOX™ related products; our ability to raise additional capital; and those risks and uncertainties described in "Item 1A. Risk Factors" below as well as other factors. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.   Throughout this Annual Report on Form 10-K, all dollar amounts are reported in thousands unless otherwise specified.

Item 1.	Business.

(dollar amounts in thousands)

General Development and Narrative Description of Business - 4Licensing Corporation, a Delaware corporation (“4LC”), formerly, 4Kids Entertainment, Inc. (“4Kids”), together with the subsidiaries through which its business is conducted (collectively, the “Company”, “we”, “our”, “us”), is a licensing and technology company specializing in the sports and specialty brands. The Company was originally organized as a New York corporation in 1970, and in December 2012 was reincorporated in Delaware.

Liquidity – In recent years, the Company has incurred substantial net losses and has used substantial amounts of cash in its operating activities.  Sales by the Company of certain assets have significantly contributed to the funding of these operating losses.  While the timing of these sales was not primarily motivated by then-current cash needs, without these sales, the Company would not have had sufficient cash to fund its operations.  During 2015, the Company secured additional financing through capital raises that resulted in $750 of proceeds (see Note 18 of the notes to the Company’s consolidated financial statements).

The Company will consider all alternatives available to generate additional cash to fund its operations, including, but not limited to, sales of assets, issuance of equity or debt securities, and other third party arrangements.  There can be no assurance that any of these alternatives will generate additional cash on commercially reasonable terms or at all.

The Company’s consolidated financial statements have been prepared assuming that it will be able to continue to operate as a going concern.  The Company’s limited liquidity as of December 31, 2014 and the costs associated with the further development and launch of products, which could be substantial, raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company emerged from bankruptcy and commenced paying creditors in full in respect of each such creditor’s allowed claims.  As of December 31, 2013, all of the allowed claims have been paid.  In accordance with the Plan, 4Kids reincorporated in Delaware under the name “4Licensing Corporation.” On the effective date of the Plan, 4Kids’ common stock was cancelled and holders of 4Kids’ common stock were issued one share of common stock of 4LC in exchange for each share of 4Kids’ common stock held by them.

Index
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

The Company’s business consists of the following two segments:

IsoBLOX™ and Sports Licensing/Distribution – The IsoBLOX™ and Sports Licensing/Distribution business segment consists of the following wholly owned subsidiaries of the Company: 4LC Sports & Entertainment, Inc. (“4LC Sports”), formerly known as 4Kids Ad Sales, Inc., and 4LC Technology, Inc. (“4LC Technology”), which, in February 2013, acquired, through Pinwrest Development Group, LLC (“Pinwrest”), of which 70% of the membership interests are owned by 4LC Technology, a patent for the IsoBLOX™ technology (the “Patent”) from The Dodd Group, LLC (“TDG”), a Texas limited liability company. The Patent covers a protective shin guard for use in products in the athletic, recreational, police/military, medical and industrial sectors consisting of an elastomeric sleeve within which is deposited protective plastic material consisting of rigid plates joined together by living hinges. The protective plastic material is solid enough to provide protection, flexible enough to better fit the wearer of the shin guard and is lightweight.

In November 2014, Pinwrest filed a patent application (the “Patent”) with the U.S. Patent Office covering its newly developed body protection systems and devices that can be used to prevent or limit serious injuries from impacts or collisions during an activity.  The products covered by this Patent provide body protection systems and devices that can be incorporated into articles of clothing, materials or articles such as seats, linings, or walls of vehicles to reduce the effects of impact.  These body protection devices can form part of headgear, gear, or clothing that is designed to cover and protect one or more parts of a person, such as a military or law enforcement individual, or a professional or recreational athlete.

The protective material uses a combination of energy dispersion and absorption to diffuse impact on the wearer of the protective gear. The technology covered by the Patent is hereinafter referred to as “IsoBLOX™” technology.

After further development, Pinwrest intends to license and distribute the IsoBLOX™ technology in protective gear within the youth, teen and adult markets. During 2014, Pinwrest began selling IsoBLOX™ products to two sporting goods retailers.

4LC Sports is engaged in the business of licensing and distributing sports related brands.

The operations of Pinwrest, 4LC Sports, and 4LC Technology constitute the new IsoBLOX™ and Sports Licensing/Distribution business segment of the Company. The Company reports its financial operations from these entities under the IsoBLOX™ and Sports Licensing/Distribution segment in its consolidated financial statements.

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

Due to the Company’s sale of certain assets and the continued lack of profitability, effective June 30, 2012, the Company terminated the operations of 4Kids Ad Sales, Inc. (“4Kids Ad Sales”), 4Kids Productions, Inc. (“4Kids Productions”), 4Kids Entertainment Music, Inc. (“4Kids Music”) and 4Kids Entertainment Home Video, Inc. (“4Kids Home Video”).  Additionally, effective September 30, 2010, the Company terminated the operations of TC Digital Games LLC (“TC Digital”) and TC Websites LLC (“TC Websites”).  The results of operations attributable to these discontinued companies are reported in the Company’s consolidated financial statements as discontinued operations (see Note 13 of the notes to the Company’s consolidated financial statements).

Dependence on a Few Sources of Revenues - The Company has historically derived a substantial portion of its revenues from a small number of Properties and brands, which usually generate revenues for only a limited period of time. Those revenues are highly subject to changing trends in the sports, technologies and entertainment businesses, causing dramatic increases and decreases from year to year due to the popularity of particular brands. It is not possible to accurately predict the length of time that a Property or brand will be commercially successful and/or if a Property or brand will be commercially successful at all. The popularity of Properties and brands can vary from months to years. As a result, the Company’s revenues from particular Properties or brands may fluctuate significantly between comparable periods.

Index
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

One Pinwrest customer, Dick’s Sporting Goods, represented 14% of consolidated net revenues and two licensing Properties, “American Kennel Club” and “Cabbage Patch”, represented 33% and 19%, respectively, for a total of 66% of consolidated net revenues for fiscal 2014.  Three Properties, “American Kennel Club”, “Dinosaur King” and “Huntik”, represented 21%, 14% and 10% of consolidated net revenues, respectively, for a total of 45% of consolidated net revenues for fiscal 2013.  As of December 31, 2014, licensing agreements with the “American Kennel Club” and “Artlist’s The Dog and Friends” have expired.  Additional licensing revenue may be generated from the “American Kennel Club” property though June 30, 2015. For more information on the Company’s Revenues/Major Customers, please see Note 9 of the notes to the Company’s consolidated financial statements.

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

Competition - The Company’s principal competitors in its IsoBLOX™ and Sports Licensing/Distribution business are large sporting goods and apparel companies (e.g., Nike, EvoShield and Under Armour) with consumer products/merchandise and licensing divisions. Many of these companies have substantially greater resources than we do and represent products which have been commercially successful for longer periods than our products.

Employees - As of March 31, 2015, the Company had a total of six employees all of whom were full-time employees in its operations.

Available Information - The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, and the Proxy Statement for its Annual Meeting of Stockholders will be made available, free of charge, through its website, http://www.4LicensingCorp.com, as soon as reasonably practicable after such reports have been filed with or furnished to the SEC.  In addition, you may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site, http://www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Executive Officer of the Company

Name	Age	Employed By Registrant Since	Recent Position(s) Held As Of March 31, 2015
Bruce R. Foster	55	2002	Chief Executive Officer, Executive Vice President and Chief Financial Officer

Item 1A.	Risk Factors.

(dollar amounts in thousands)

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

Index
Our inability to generate sufficient cash flows may result in our Company not being able to continue as a going concern.

The Company’s overall cash position as of December 31, 2014 provides only limited liquidity to fund the Company’s day-to-day operations. The Company’s independent registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern. We may need to seek additional financing or sell our assets to support our continued operation; however, there are no assurances that any such financing or asset sale can be obtained or achieved on commercially reasonable terms, if at all. In view of these conditions, our ability to continue as a going concern depends on our ability to generate sufficient cash flows from our operations or to obtain the necessary financing. The outcome of these matters cannot be predicted at this time. The consolidated financial statements for the year ended December 31, 2014 do not include any adjustment to the amounts and classification of assets and liabilities that might be necessary should we be unable to continue in business. Any such adjustment could be material.

Revenues are largely derived from a small number of brands and may dramatically decrease if we are not able to develop new revenue sources.

As of December 31, 2014, licensing agreements with the “American Kennel Club” and “Artlist’s The Dog and Friends” have expired.  A significant decrease in our licensing revenues could have a material adverse impact on our financial condition and results of operations.  We expect to derive future product revenue from the sale of IsoBLOX™ related products.  During the year ended December 31, 2014 one customer, Dick’s Sporting Goods”, accounted for 14% or $161 of our consolidated net revenues.  The IsoBLOX™ technology continues to be developed.  There can be no assurance that these products will be commercially viable in the marketplace, that revenues will be derived from such products, or how soon such products will become available for sale, if at all.

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

Continued turmoil in United States and foreign credit markets, equity markets, and in the global financial services industry,  and an unprecedented level of intervention from the U.S. and foreign governments, have continued to place pressure on the global economy and affect overall consumer spending, spending by advertisers and the availability of credit to us, our clients, and our customers.  If conditions in the global economy, U.S. economy or other key vertical or geographic markets remain uncertain or weaken further, they may have a further material adverse effect on our business, financial condition and results of operations.

The changing preferences of consumers could adversely affect our business.

Our business and operating results depend upon the appeal of our brands and product concepts to consumers.  Consumer preferences, as well as industry trends and demands are continuously changing and are difficult to predict as they vary over time. In addition, as brands often have short life cycles, there can be no assurances that:

(i)	our current brands and product concepts will become popular for any significant period of time;
(ii)	new brands and product concepts will achieve and or sustain popularity in the marketplace;
(iii)	a brand’s life cycle will be sufficient to permit us to recover revenues in excess of the costs of advance payments, guarantees, development, marketing, royalties and other costs relating to such brand; or
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

We must continually seek new brands and technologies from which we can derive revenues.

It is difficult to predict whether a Brand will be successful, and if so, for how long.  Because of this, we are constantly seeking new brands and technologies that are already successful or that we believe are likely to become successful in the future.  If we are unable to identify and acquire the rights to successful new brands, our revenues, financial condition and results of operations could be adversely affected.

Index
We operate in a highly competitive marketplace.

In the IsoBLOX™ and Sports Licensing/Distribution business segment, our principal competitors are large sporting goods and apparel companies (e.g., Nike, EvoShield and Under Armour) with consumer products/merchandise and licensing divisions. Many of these companies have substantially greater resources than we do and represent products which have been commercially successful for longer periods than our products.

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

Our stock price has been volatile and your investment could lose value.

The trading price of our Common Stock has been volatile and could be subject to wide fluctuations due to various factors. The timing of announcements in the public market regarding new products, product enhancements or technological advances by us or our competitors, and any announcements by us or our competitors of acquisitions, major transactions or management changes could also affect our stock price. Our stock price is subject to speculation in the press and the analyst community, changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock and market trends unrelated to our performance. Stock sales by our directors, officers or other significant holders may also affect our stock price. A significant drop in our stock price could also expose us to the risk of securities class action lawsuits, which could result in substantial costs and divert management’s attention and resources, which could adversely affect our business. Moreover, if the per share trading price of our Common Stock declines significantly, you may be unable to resell your shares at or above the public offering price. We cannot assure you that the per share trading price of our Common Stock will not fluctuate or decline significantly in the future.

The trading volume of our Common Stock has been low, and the sale of a substantial number of shares in the public market could depress the price of our Common Stock.

Our Common Stock is traded on the OTC pink sheets and historically has had a low average daily trading volume relative to many other stocks. Thinly traded stocks can have more price volatility than stocks trading in an active public market, which can lead to significant price swings even when a relatively small number of shares are being traded, and can limit an investor’s ability to quickly sell blocks of stock. If there continues to be low average daily trading volume in our Common Stock investors may be unable to quickly liquidate their investments or at prices investors consider to be adequate.

We do not intend to pay dividends on our Common Stock, in the foreseeable future.

For the foreseeable future, we intend to retain any earnings to finance the development of our business, and we do not anticipate paying any cash dividends on our Common Stock. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent upon then-existing conditions, including our operating results and financial condition, capital requirements, contractual restrictions, business prospects and other factors that our board of directors considers relevant. Accordingly, investors must rely on sales of their Common Stock after price appreciation, which may never occur, as the only way to realize a return on their investment.

Index
Our certificate of incorporation, by-laws and Delaware law contain provisions that could discourage transactions resulting in a change in control, which may negatively affect the market price of our Common Stock.

Our certificate of incorporation and by-laws provisions may have the effect of delaying, deferring or discouraging a prospective acquirer from making a tender offer for our shares or otherwise attempting to obtain control of us. To the extent that these provisions discourage takeover attempts, they could deprive stockholders of opportunities to realize takeover premiums for their Common Stock. Moreover, these provisions could discourage accumulations of large blocks of Common Stock, thus depriving stockholders of any advantages which large accumulations of Common Stock might provide.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the General Corporation Law of the State of Delaware. Section 203 prevents some stockholders holding more than 15% of our outstanding Common Stock from engaging in certain business combinations unless the business combination was approved in advance by our board of directors, results in the stockholder holding more than 85% of our outstanding Common Stock or is approved by the holders of at least 66 2/3% of our outstanding Common Stock not held by the stockholder engaging in the transaction.

Any provision of our certificate of incorporation or our by-laws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our Common Stock and could also affect the price that some investors are willing to pay for our Common Stock.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The following table sets forth, the location of the Company’s executive office and other properties, the date on which the leases expire and the use which the Company makes of each such facility:

Address	Expiration of Lease	Use	Approximate Square Feet

767 Third Avenue, 17th Floor New York, New York 10017	October 30, 2015	Executive and Administrative Facilities	6,850

3608 Commerce Drive Arnold, Missouri 63010	January 31, 2015	Administrative and General Warehousing	2,500

The lease for the Arnold, Missouri facility transitioned to a month-to-month obligation on February 1, 2015.

Item 3.	Legal Proceedings.

(dollar amounts in thousands)

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

2014	Low	High
First Quarter	$0.59	$1.65
Second Quarter	1.25	1.60
Third Quarter	0.90	1.45
Fourth Quarter	0.62	1.15

2013	Low	High
First Quarter	$0.02	$0.62
Second Quarter	0.38	0.54
Third Quarter	0.45	0.73
Fourth Quarter	0.49	0.75

(b) Holders - The approximate number of holders of record of the Company’s Common Stock on March 31, 2015 was 268.

(c) Dividends - There were no dividends or other distributions declared or made by the Company during 2014 or 2013. Future dividend policies will be determined by the Board of Directors based on the Company’s earnings, financial condition, capital requirements and other existing conditions. It is anticipated that cash dividends will not be paid to the holders of the Company’s Common Stock in the foreseeable future.

(d) Equity Compensation Plan Information - Information regarding the Company’s equity compensation plans is incorporated by reference to Item 12 in Part III of this Form 10-K.

(e) Sales or Unregistered Securities by the Issuer – None that have not previously been disclosed on Form 8-K.

(f) Purchases of Equity Securities by the Issuer – None.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in thousands)

The following is a discussion and analysis of our financial position and results of operations for each of the two years in the period ended December 31, 2014.  This commentary should be read in conjunction with our consolidated financial statements and the notes to the Company’s consolidated financial statements, which begin on page F-1 under “Item 8. Financial Statements and Supplementary Data”.

Overview

Through its majority-owned subsidiary, Pinwrest, the Company during 2013 acquired the rights to the Patent, which covers the IsoBLOX™ technology. The Patent covers a protective shin guard for use in products in the athletic, recreational, police/military, medical and industrial sectors consisting of an elastomeric sleeve within which is deposited protective plastic material consisting of rigid plates joined together by living hinges. In November 2014, Pinwrest filed the Patent with the U.S. Patent Office covering its newly developed body protection systems and devices that can be used to prevent or limit serious injuries from impacts or collisions during an activity.  The products covered by this Patent provide body protection systems and devices that can be incorporated into articles of clothing, materials or articles such as seats, linings, or walls of vehicles to reduce the effects of impact.  These body protection devices can form part of headgear, gear, or clothing that is designed to cover and protect one or more parts of a person, such as a military or law enforcement individual, or a professional or recreational athlete.

Index
During 2014, the Company was primarily focused on developing the IsoBLOX™ technology.  In January 2014, the Company received approval of its protective pitcher’s cap for use in Major League Baseball (“MLB”).  The Company is currently working with MLB teams to custom fit their players for the protective cap.  A significant amount of the Company resources have been deployed for product development, manufacturing and the commercial launch of the IsoBLOX™ brand at retail.  Our initial product development strategy is to design and introduce products into the sports marketplace, utilizing our patented impact protection technology.  The costs associated with the further development and launch of products could be substantial.  Provided that we generate the necessary resources, we will continue to work to refine both our technology and our product lines.

These initiatives, while important to the future of the Company, did not translate into significant revenues during 2014.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon the success of the IsoBLOX™ products that we launch into the marketplace and upon the success of our reorganizational efforts and a number of other factors, including our ability to generate additional revenues.

Emerging from Chapter 11 Bankruptcy Proceedings – On April 6, 2011, the Company and all of its domestic wholly owned subsidiaries filed under the Bankruptcy Code in the Bankruptcy Court.  After filing the Bankruptcy Cases, the Company and its subsidiaries continued to operate as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  As debtors-in-possession, we were authorized under Chapter 11 of the Bankruptcy Code to continue to operate as an ongoing business.

The Company emerged from bankruptcy and commenced paying creditors in full in respect of each such creditor’s allowed claims.  As of December 31, 2013, all of the allowed claims have been paid.  In accordance with the Plan, 4Kids reincorporated in Delaware under the name “4Licensing Corporation.” On the effective date of the Plan, 4Kids’ common stock was cancelled and holders of 4Kids’ common stock were issued one share of common stock of 4LC in exchange for each share of 4Kids’ common stock held by them.

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

Because of the sale of a significant amount of  assets and the continued lack of profitability, effective June 30, 2012, the Company terminated the operations 4Kids Music, 4Kids Home Video, 4Kids Production and 4Kids Ad Sales.  The closure of the business of these wholly-owned subsidiaries resulted in the Company being reduced to having operations in only the licensing business segment in 2012.

Index
Effective September 30, 2012, the Company’s wholly-owned subsidiary, 4Kids International terminated its operations.  4Kids International, based in London, England, managed Properties represented by the Company in the UK and European marketplaces.  The closing of 4Kids International has enabled the Company to further reduce costs and focus on its core licensing business.

The results of operations for these terminated operations which constituted the advertising media and broadcast segment, television and film production/distribution segment and the trading card and game distribution segment, are reported as discontinued operations.

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

Inventory Obsolescence - The Company reviews the carrying value of its inventory for estimated obsolete or unmarketable inventory. When the carrying value of the inventory exceeds its realizable value, the Company records an inventory write-down in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and current market conditions.  As of December 31, 2014, the Company recorded a write-down of $171 to reduce the carrying value of its finished goods. If actual market conditions are less favorable than those estimated by management, additional inventory reserves may be required.

Customer Allowance - We generally maintain a customer allowance for product returns based on estimates of the amount of product to be returned by our customers which may result from expired or damaged product on delivery or for price reductions on the related sales and is based on historical patterns, analysis of market demand and/or a percentage of sales based on industry trends, and management’s evaluation of specific factors that may increase the risk of product returns. The customer allowance also provides for promotional arrangements and other adjustments taken by our customers. The calculation of the customer allowance requires estimates and involves a high degree of subjectivity and judgment. As a result of the uncertainties involved in estimating the customer allowance, there is a possibility that materially different amounts could be reported under different conditions or using different assumptions. As of December 31, 2014, our customer allowances were approximately $219; of which $213 was recorded as accrued liabilities and $6 as a reduction of accounts receivable in the accompanying consolidated balance sheet.

We evaluate our customer allowances quarterly and adjust it when events indicate that a change in estimate is appropriate. Changes in estimates could materially affect our results of operations or financial position. It is possible that we may need to adjust our estimates in future periods.

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

Index
Recently Adopted Accounting Standards – The Company did not adopt any new accounting standards in 2014.

Recently Issued Accounting Standards – In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-8, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The standard changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has a major effect on an entity’s operations and financial results. This accounting guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale. The guidance is effective for the Company on a prospective basis beginning in the first quarter of fiscal 2015.

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

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements-Going Concern", which establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern in connection with preparing financial statements for each annual and interim reporting period. ASU 2014-15 also provides guidance to determine whether to disclose information about relevant conditions and events when there is substantial doubt about an entity’s ability to continue as a going concern. This update is effective for interim and annual reporting periods beginning after December 15, 2016; early adoption is permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

Index
Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenues for the years ended December 31, 2014 and 2013.

	2014	2013
Net revenues	100%	100%

Costs and expenses:
Selling, general and administrative	367	442
Cost of product sales	31	4
Total costs and expenses	398	446

Loss from operations	(298)	(346)

Other income (expense):
Gain on settlement of claims	138	—
Gain on sale of assets	23	—
Interest expense	(29)	—
Total other expense	132	—

Loss from continuing operations before reorganization and litigation items	(166)	(346)

Reorganization items	(3)	(12)
Gain on settlement of pre-petition liabilities	—	2
Loss from continuing operations before income taxes	(169)	(356)
Benefit from (provision for) income taxes	—	—

Loss from continuing operations	(169)	(356)
Income from discontinued operations	33	96
Net loss	(136)	(260)

Loss attributable to noncontrolling interests, continuing operations	61	27
Income attributable to noncontrolling interests, discontinued operations	(2)	(33)

Net loss attributable to 4Licensing Corporation	(77)%	(266)%

Year Ended December 31, 2014 as compared to Year Ended December 31, 2013

(dollar amounts in thousands)

Revenues
	2014	2013	$ Change	% Change
Revenues	$1,166	$1,214	$(48)	(4)%

The decrease in consolidated net revenues for the year ended December 31, 2014, as compared to 2013, was primarily attributable to reduced licensing revenues of approximately $250 partially offset by increased product revenue of approximately $200.

Index
Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 20%, or $1,080, to $4,284 for the year ended December 31, 2014, when compared to 2013.  The decrease was primarily attributable to broad cost-cutting initiatives implemented throughout the Company as well as the completion of legal proceedings during the year and included:

(i)	decreased professional fees of approximately $740; and
(ii)	decreased personnel costs of approximately $390; as well as
(iii)	decreased general office expenses of approximately $200; partially offset by
(iv)	increased selling expenses of approximately $210.

Gain on Settlement of Claims

During the year ended December 31, 2014, the Company realized a gain on settlement of claims of $1,607 from the sale of its $3,653 general unsecured creditor claim against the Lehman Brothers, Inc. estate to a third party.

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

Gain on Sale

During the year ended December 31, 2014, the Company realized a gain on sale of $270, primarily from the sale of its rights to the copyright and trademark to the “Charlie Chan” live action television series.

Interest Expense

Interest expense of $336 for the year ended December 31, 2014 was primarily the result of interest on outstanding debt issued in 2014 and the amortization of the related debt discount.

Reorganization Items

Reorganization costs decreased 72%, or $109, to $42 for the year ended December 31, 2014 as compared to 2013.  These costs included professional and consulting fees charged for services retained in connection with the Bankruptcy Cases, as well as fees paid to the Office of the United States Bankruptcy Trustee.  The decrease in these items was due to the resolution of claims during 2014.

Loss From Continuing Operations Before Income Taxes

	2014	2013	$ Change	% Change
Loss From Continuing Operations Before Income Taxes	$(1,976)	$(4,331)	$2,355	(54)%

Index
The decreased loss from continuing operations for the year ended 2014, as compared to 2013, was primarily attributable to the settlement of claims against Lehman Brothers, Inc. that resulted in a gain of $1,607 and reduced professional fees of approximately $740 primarily as a result of the Company’s exit from bankruptcy and the completion of legal proceedings during the year.

Income Tax Expense

The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. The Company records a valuation allowance when it is more likely than not that all or some portion of the deferred tax assets will not be realized. In view of the level of deferred tax assets as of December 31, 2014, and the Company’s historical losses from operations, the Company has determined that a full valuation allowance against its net deferred tax assets is required.

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

No benefit from income taxes was recorded for the years ended December 31, 2014 and 2013, as it is more likely than not that the Company will not be able to realize its deferred tax assets.

The Company files tax returns in multiple tax jurisdictions and from time to time is subject to audit in certain tax jurisdictions.  The Company is no longer subject to examinations by income tax authorities in most jurisdictions for years prior to 2011.

Income (Loss) from Continuing Operations

As a result of the above, the Company had a loss from continuing operations for the year ended December 31, 2014 of $1,976, as compared to a loss from continuing operations in 2013 of $4,331.

Discontinued Operations

Pursuant to the sale of a significant amount of assets and the continued lack of profitability, effective June 30, 2012, the Company terminated the operations of 4Kids Ad Sales, 4Kids Productions, 4Kids Music and 4Kids Home Video.  The closure of the business of these wholly-owned subsidiaries resulted in the Company having operations in only the licensing business segment in 2012.

Effective September 30, 2012, the Company’s wholly-owned subsidiary, 4Kids International, terminated its operations.  4Kids International, based in London, England, managed Properties represented by the Company in the UK (“UK”) and European marketplaces.  The closing of 4Kids International has enabled the Company to further reduce costs and focus on its core licensing business.

The results of operations for those terminated operations which constituted the advertising media and broadcast segment, television and film production/distribution segment and the trading card and game distribution segment, are reported as discontinued operations.

Additionally, effective September 30, 2010, the Company terminated the operations of TC Digital and TC Websites.  The results of operations attributable to those entities are reported in the Company’s consolidated financial statements as discontinued operations (see Note 13 of the notes to the Company’s consolidated financial statements).

The following are the summarized results of discontinued operations for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014	2013
Total net revenues	$—	$—
Total income	389	1,170
Income from discontinued operations	$389	$1,170

The income from discontinued operations for the years ended December 31, 2014 and 2013 was primarily the result of the reversal of liabilities upon the settlement of claims.

Index
Liquidity and Capital Resources

Financial Condition

Cash and cash equivalents for the years ended December 31, 2014 and 2013 were as follows:

	2014	2013	$ Change

Cash and cash equivalents	$235	$356	$(121)

In recent years, the Company has incurred substantial net losses and has used substantial amounts of cash in its operating activities.  Sales by the Company of certain assets have significantly contributed to the funding of these operating losses. While the timing of these sales was not primarily motivated by then current cash needs, without these sales the Company would not have had sufficient cash to fund its operations.  During 2015, the Company secured additional financing through capital raises that resulted in $750 of proceeds (See Note 18 of the notes to the Company’s consolidated financial statements).

The Company will consider all alternatives available to generate additional cash to fund its operations, including, but not limited to, sales of assets, issuance of equity or debt securities, and third party arrangements. There can be no assurance that any of these alternatives will help the Company in generating additional cash or that we will be able to sell debt/equity on commercially reasonable terms or at all.

Sources and Uses of Cash

Cash flows for the years ended December 31, 2014 and 2013 were as follows:

Sources (Uses)	2014	2013
Operating Activities	$(2,672)	$(8,316)
Investing Activities	249	(1,126)
Financing Activities	2,302	787

Working capital (deficiency), consisting of current assets less current liabilities, was $(45) as of December 31, 2014 and $(1,661) as of December 31, 2013.

Operating Activities
2014
Net cash used in operating activities of $2,672 in 2014 primarily reflects the purchase of inventory, the payment of liabilities, primarily professional fees, and the funding of the operating loss.

2013
Net cash used in operating activities of $8,316 in 2013 primarily reflects the payments of accounts payable and accrued expenses mostly related to severance and professional fees, the settlement of liabilities subject to compromise and the funding of the operating loss for the year ended December 31, 2013.

Investing Activities
2014
Net cash provided by investing activities of $249 in 2014 reflects proceeds of $270 from the sale of certain assets, offset by cash used in the purchase of property and equipment of $21.

2013
Net cash used in investing activities of $1,126 in 2013 reflects $2,100 used in the purchase of IsoBLOX™ assets and $26 used in the purchase of property and equipment, offset by $1,000 of proceeds from the release of escrow related to the sale of certain assets.

Financing Activities
2014
Net cash provided by financing activities for the year ended December 31, 2014 of $2,302 primarily reflects the capital contributions from the noncontrolling interests in Pinwrest of $630 and proceeds from the issuance of the Promissory Notes of $1,650.

Index
On March 25, 2014, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Cleveland Capital, L.P. (“Cleveland Capital”) and Prescott Group Aggressive Small Cap Masterfund, GP (“Prescott Group”, and together with Cleveland Capital, the “Purchasers”), and the guarantors party thereto, each of which is a wholly-owned subsidiary of the Company (each a “Guarantor” and collectively, the “Guarantors”), pursuant to which the Company agreed to issue to the Purchasers (i) an aggregate principal amount of $1,650 of promissory notes (each a “Note” and collectively, the “Notes”), to be guaranteed by the Guarantors, and (ii) warrants (each a “Warrant” and collectively, the “Warrants”) to purchase up to an aggregate of 1,683,673 shares (the “Warrant Shares”) of the Company’s common stock, par value $0.01 per share (the “Common Stock”), for an aggregate purchase price of approximately $1,650 (the “Offering”).

On March 25, 2014, the Offering closed and the Company (i) issued and sold to Cleveland Capital a Note in the principal amount of $150 and a Warrant to purchase up to 153,061 Warrant Shares and received $150, and (ii) issued and sold to Prescott Group a Note in the principal amount of $1,500 and a Warrant to purchase up to 1,530,612 Warrant Shares and received $1,500.

The 1,683,673 detachable Warrants issued with the Notes were valued at approximately $1.43 per warrant using the Black-Scholes model at March 25, 2014. The relative fair value of the detachable Warrants of $979 was recorded as a component of stockholders’ equity with the offset recorded as a discount on the Notes and included as a component of long-term debt in the accompanying consolidated balance sheet as of December 31, 2014. The fair value of the Warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 2.75%, volatility – 100.00%, expected term – 10 years, expected dividends – 0%. The debt discount related to the Warrants is being amortized over a two-year period (through maturity) using the effective interest method.  Interest expense related to the amortization of the debt discount for the year ended December 31, 2014 was approximately $269.

The Notes accrue interest at a rate of 5.0% per year from and after the date of issuance of such Note, payable quarterly.  The interest paid to related parties under this agreement were $63 and $0 for the years ended December 31, 2014 and 2013, respectively.  The Notes provide for customary events of default, including nonpayment, certain events of bankruptcy or failure to comply with covenants or other agreements.  The Notes will mature on March 25, 2016.  The Warrants have an initial exercise price of $0.98 per Warrant Share. The Warrants are exercisable immediately and expire ten years from the date of issuance.

As part of the Purchase Agreement, as long as the Notes are outstanding, the Company may issue additional warrants if certain events were to occur. The number and term of the new warrants that would then be issuable would only be known upon such an occurrence (see Note 18 of the notes to the Company's consolidated financial statements).

Under the terms of the Notes, the Company was required to use any proceeds received in connection with the general unsecured creditor claim against Lehman Brothers, Inc. to repay principal and accrued but unpaid interest outstanding under the Notes.  In May 2014, the Company sold the claim against Lehman Brothers, Inc. to a third party for $1,607.  See Note 15 of the notes to the Company’s consolidated financial statements for a discussion of the claim against Lehman Brothers, Inc.  The Purchasers have waived the obligation to repay principal outstanding under the Notes with the proceeds that were received in connection with the claim.

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

2013
Net cash provided by financing activities for the year ended December 31, 2013 of $787 reflects capital contributions from the noncontrolling interests in Pinwrest.

The decrease in the Company's cash flow used in operations during 2014 as compared to the same period in 2013 resulted from the settlement of claims against Lehman Brothers, Inc., reduced costs subsequent to the Company’s exit from bankruptcy and reduced selling, general and administrative expense as a result of continuing cost cutting initiatives during the year ended December 31, 2014.  While the Company strives to further diversify its revenue streams, management remains cognizant of changing trends in the toy, game and entertainment businesses and the difficulty in predicting the length of time a property will be commercially successful.  In addition, the Company expects to derive a substantial amount of its product revenue from the sale of IsoBLOX™ related products, sold through its majority-owned subsidiary, Pinwrest.  While the IsoBLOX™ technology continues to be developed and marketed, there is no certainty that these products will be commercially viable in the marketplace, that revenues will be derived from such products or how soon products will become available for sale, if at all. As a result, the Company's revenues, operating results and cash flow from operations may fluctuate significantly from year to year and present operating results are not necessarily indicative of future performance.

Index
Contractual Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments for goods and services.  These firm commitments secure the future rights to various assets and services to be used in the normal course of operations.  The following table summarizes the Company’s material firm commitments as of December 31, 2014 and the impact that such obligations are expected to have on the Company’s liquidity and cash flows in future periods.  The Company expects to fund these commitments with operating cash flows generated in the normal course of business.

Year Ending December 31,	Operating Lease
2015	$211
2016 and after	—
Total	$211

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

The Report of Independent Registered Public Accounting Firm, the Company’s consolidated financial statements and notes to the Company’s consolidated financial statements appear in a separate section of this Form 10-K (beginning on Page F-1 following Part IV) and are incorporated herein by reference. The index to the Company’s consolidated financial statements is included in Item 15.

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

We completed an evaluation under the supervision and with participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, our principal executive and principal financial officer has concluded that as of December 31, 2014, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

Index
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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management believes that, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information.

None.

Index
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information is incorporated by reference from the Company’s Definitive Proxy Statement on Schedule 14A to be filed with the SEC within 120 days after the end of the Company’s 2014 fiscal year.

Item 11.	Executive Compensation.

Information called for by this item is incorporated by reference from the Company’s Definitive Proxy Statement on Schedule 14A to be filed with the SEC within 120 days after the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information called for by this item is incorporated by reference from the Company’s Definitive Proxy Statement on Schedule 14A to be filed with the SEC within 120 days after the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions.

Information called for by this item is incorporated by reference from the Company’s Definitive Proxy Statement on Schedule 14A to be filed with the SEC within 120 days after the end of the Company’s 2014 fiscal year.

Item 14.	Principal Accountant Fees and Services.

Information called for by this item is incorporated by reference from the Company’s Definitive Proxy Statement on Schedule 14A to be filed with the SEC within 120 days after the end of the Company’s 2014 fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements:
The following consolidated financial statements of 4Licensing Corporation and its subsidiaries are included in Item 8:

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

4LICENSING CORPORATION

Date: March 31, 2015
By	/s/ Bruce R. Foster
Bruce R. Foster,
Chief Executive Officer
Executive Vice President
and Chief Financial Officer
(Principal Executive, Financial and Chief Accounting Officer and Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2015
/s/ Bruce R. Foster
Bruce R. Foster,
Chief Executive Officer
Executive Vice President
and Chief Financial Officer
(Principal Executive, Financial and Chief Accounting Officer)

Date: March 31, 2015
/s/ Wade Massad
Wade Massad
(Director)

Date: March 31, 2015
/s/ Duminda DeSilva
Duminda DeSilva
(Director)

Date: March 31, 2015
/s/ Kenneth H. Klopp
Kenneth H. Klopp
(Director)

Index
Exhibit Number	Description

2.1	Confirmation Order, dated December 13, 2012. (1)

2.2	Debtors’ Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code. (1)

2.3	Plan Supplement. (1)

3.1	Certificate of Incorporation of 4Licensing Corporation. (2)

3.2	By-Laws of 4Licensing Corporation. (2)

4.1	Form of Common Stock Certificate of 4Licensing Corporation. (3)

4.2	Form of Promissory Note. (4)

4.3	Form of Warrant. (4)

4.4	Warrant, dated as of January 30, 2015. (5)

4.5	Form of Warrant. (6)

10.1	4Licensing Corporation Equity Incentive Plan. (*) (3)

10.2	Employment Agreement dated as of March 21, 2013, between 4Licensing Corporation and Bruce R. Foster. (*)(7)

10.3	Intellectual Property Agreement, dated February 14, 2013, between Pinwrest Development Group, LLC and Mark Dodd (8)

10.4	Nonstatutory Stock Option Agreement dated February 27, 2013, between 4Licensing Corporation and Bruce R. Foster. (*) (9)

10.5	Nonstatutory Stock Option Agreement dated February 27, 2013, between 4Licensing Corporation and Wade Massad. (*) (9)

10.6	Nonstatutory Stock Option Agreement dated February 27, 2013, between 4Licensing Corporation and Duminda DeSilva. (*) (9)

10.7	Securities Purchase Agreement, dated as of March 25, 2014, by and among 4Licensing Corporation, the purchasers party thereto and the guarantors party thereto. (4)

10.8	Amendment to Securities Purchase Agreement, dated May 5, 2014, among 4Licensing Corporation, Cleveland Capital, L.P. and Prescott Group Aggressive Small Cap Masterfund. (10)

10.9	Securities Purchase Agreement, dated as of January 30, 2015, by and among 4Licensing Corporation and the Leslie G. Rudd Living Trust. (5)

10.10	Securities Purchase Agreement, dated as of March 4, 2015, by and among 4Licensing Corporation and the purchasers signatory thereto. (6)

21.1	List of Subsidiaries of the Registrant. (9)

23.1	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

Index

*	Denotes a management contract or compensatory plan, contract or arrangement.

(1)	Incorporated by reference to Current Report on Form 8-K dated December 19, 2012 (File No. 001-16117).

(2)	Incorporated by reference to Current Report on Form 8-K dated December 28, 2012 (File No. 001-16117).

(3)	Incorporated by reference to Registration Statement on Form S-8 dated March 8, 2013 (Registration No. 333-187121).

(4)	Incorporated by reference to Current Report on Form 8-K dated March 28, 2014 (File No. 001-16117).

(5)	Incorporated by reference to Current Report on Form 8-K dated February 2, 2015 (File No. 001-16117).

(6)	Incorporated by reference to Current Report on Form 8-K dated March 10, 2015 (File No. 001-16117).

(7)	Incorporated by reference to Current Report on Form 8-K dated March 28, 2013 (File No. 001-16117).

(8)	Incorporated by reference to Current Report on Form 8-K dated March 15, 2013 (File No. 001-16117).

(9)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-16117).

(10)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-16117).

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
4Licensing Corporation

We have audited the accompanying consolidated balance sheets of 4Licensing Corporation and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income and shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014.  The financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 4Licensing Corporation and subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 1 to the consolidated financial statements, the Company has a negative working capital at December 31, 2014, experienced recurring losses from operations, has limited liquidity and has a forthcoming loan obligation. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to this matter are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EisnerAmper LLP

New York, New York
March 30, 2015

Index
4LICENSING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2014 AND 2013
(In thousands of dollars, except share data)
	December 31, 2014	December 31, 2013
ASSETS:
Current assets:
Cash and cash equivalents	$235	$356
Accounts receivable – net	196	308
Inventories - net	680	137
Prepaid expenses and other current assets	187	278
Current assets of discontinued operations	4	1
Total current assets	1,302	1,080

Property and equipment - net	38	37
Accounts receivable - noncurrent, net	—	1
Intangible assets - net	1,839	1,979
Other assets - net	411	471
Total assets	$3,590	$3,568

LIABILITIES AND EQUITY:

Current liabilities:
Due to licensors	$279	$327
Accounts payable and accrued expenses	954	1,789
Current liabilities of discontinued operations	114	618
Deferred revenue	—	7
Total current liabilities	1,347	2,741
Long-term debt, net of debt discount of $710 at December 31, 2014	940	—
Long-term payable	22	23
Total liabilities	2,309	2,764

Commitments and contingencies (Note 15)
4Licensing Corporation shareholders’ equity
Preferred stock, $.01 par value – authorized 3,000,000 shares; none issued	—	—
Common stock, $.01 par value - authorized 40,000,000 shares; issued 15,916,308 and 15,838,879 shares; outstanding 13,792,421 and 13,714,992 in 2014 and 2013, respectively	159	158
Additional paid-in capital	71,062	69,629
Accumulated deficit	(17,641)	(16,748)
	53,580	53,039
Less cost of 2,123,887 treasury shares in both 2014 and 2013	(36,488)	(36,488)
Total equity of 4Licensing Corporation shareholders	17,092	16,551
Noncontrolling interests, includes discontinued operations of $(16,177) and $(16,203) in 2014 and 2013, respectively	(15,811)	(15,747)
Total equity	1,281	804
Total liabilities and equity	$3,590	$3,568

See notes to consolidated financial statements.

Index
4LICENSING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2014 AND 2013
(In thousands of dollars, except share data)
	2014	2013
Net revenues:
Service revenue	$834	$1,087
Product revenue	332	127
Total net revenues	1,166	1,214

Costs and expenses:
Selling, general and administrative	4,284	5,364
Cost of product sales	357	53
Total costs and expenses	4,641	5,417

Loss from operations	(3,475)	(4,203)
Other income (expense):
Gain on settlement of claims	1,607	—
Gain on sale of assets	270	—
Interest expense	(336)	(3)
Total other income (expense)	1,541	(3)

Loss from continuing operations before reorganization and litigation items	(1,934)	(4,206)
Reorganization items	(42)	(151)
Gain on settlement of pre-petition liabilities	—	26
Loss from continuing operations before income taxes	(1,976)	(4,331)
Benefit from (provision for) income taxes	—	—

Loss from continuing operations	(1,976)	(4,331)
Income from discontinued operations	389	1,170
Net loss	(1,587)	(3,161)
Loss attributable to noncontrolling interests, continuing operations	721	331
Income attributable to noncontrolling interests, discontinued operations	(27)	(399)
Net loss attributable to 4Licensing Corporation	$(893)	$(3,229)
Per share amounts:
Basic and diluted (loss) income per share attributable to 4Licensing Corporation common shareholders
Continuing operations	$(0.09)	$(0.29)
Discontinued operations	0.03	0.06
Basic and diluted income (loss) per share attributable to 4Licensing Corporation common shareholders	$(0.06)	$(0.23)
Weighted average common shares outstanding – basic and diluted	13,741,338	13,714,992
Net income (loss) attributable to 4Licensing Corporation:
Loss from continuing operations	$(1,976)	$(4,331)
Loss attributable to noncontrolling interests, continuing operations	721	331
Net loss from continuing operations	(1,255)	(4,000)
Income from discontinued operations	389	1,170
Income attributable to noncontrolling interests, discontinued operations	(27)	(399)
Net income from discontinued operations	362	771
Net loss attributable to 4Licensing Corporation	$(893)	$(3,229)

See notes to consolidated financial statements.

Index
4LICENSING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
YEARS ENDED DECEMBER 31, 2014 AND 2013
 (In thousands of dollars)

	2014	2013

Net loss	$(1,587)	$(3,161)
Other comprehensive income (loss):
Reclassification of translation adjustment related to liquidation of foreign subsidiary	—	(344)
Other comprehensive (loss) income	—	(344)
Comprehensive loss	(1,587)	(3,505)
Loss attributable to noncontrolling interests, continuing operations	721	331
Income attributable to noncontrolling interests, discontinued operations	(27)	(399)
Comprehensive loss attributable to 4Licensing Corporation	$(893)	$(3,573)

See notes to consolidated financial statements.

Index
4LICENSING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2014 AND 2013
(In thousands of dollars and shares)

	4Licensing Corporation Shareholders’
	Common Stock		Additional Paid- In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Less Treasury Stock	Total Equity of 4Licensing Corporation Shareholders	Non-controlling Interests	Total Equity
	Shares	Amount
BALANCE, DECEMBER 31, 2012	15,839	$158	$69,524	$(13,519)	$344	$(36,488)	$20,019	$(16,602)	$3,417
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	787	787
Stock based compensation expense	—	—	105	—	—	—	105	—	105
Comprehensive net (loss) income	—	—	—	(3,229)	(344)	—	(3,573)	68	(3,505)
BALANCE, DECEMBER 31, 2013	15,839	$158	$69,629	$(16,748)	$—	$(36,488)	$16,551	$(15,747)	$804
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	630	630
Stock based compensation expense	—	—	432	—	—	—	432	—	432
Exercise of stock options	77	1	22	—	—	—	23	—	23
Warrants issued in connection with debt	—	—	979	—	—	—	979	—	979
Comprehensive net (loss) income	—	—	—	(893)	—	—	(893)	(694)	(1,587)
BALANCE, DECEMBER 31, 2014	15,916	$159	$71,062	$(17,641)	$—	$(36,488)	$17,092	$(15,811)	$1,281

See notes to consolidated financial statements.

Index
4LICENSING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2014 AND 2013
(In thousands of dollars)
	2014	2013
Cash flows from operating activities:
Net loss	$(1,587)	$(3,161)
Income from discontinued operations	(389)	(1,170)
Loss from continuing operations	(1,976)	(4,331)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	160	195
Gain on settlement of pre-petition liabilities	—	(26)
Gain on sale of certain assets	(270)	—
Loss on disposal of property and equipment	1	—
Provision for doubtful accounts	—	6
Provision for returns and allowances	219	—
Amortization of discount on notes payable	269	—
Share-based compensation	432	105
Inventory writedown	171	—
Changes in operating assets and liabilities:
Inventories	(714)	(137)
Accounts receivable	106	200
Prepaid expenses and other current assets	91	(187)
Acccounts receivable – noncurrent, net	1	—
Other assets – net	60	99
Due to licensors	(48)	(130)
Accounts payable and accrued expenses	(1,048)	(3,051)
Liabilities subject to compromise	—	(932)
Deferred revenue	(7)	(2)
Long-term payable	(1)	23
Net cash used in continuing operating activities	(2,554)	(8,168)
Net cash used in discontinued operating activities	(118)	(148)
Net cash used in operating activities	(2,672)	(8,316)

Cash flows from investing activities:
Proceeds from sale of certain assets	270	1,000
Acquisition of assets	—	(2,100)
Purchase of property and equipment	(21)	(26)
Net cash provided by (used in) investing activities	249	(1,126)

Cash flows from financing activities:
Capital contribution from noncontrolling interests	630	787
Proceeds from long-term debt	1,650	—
Proceeds from exercise of stock options	22	—
Net cash provided by financing activities	2,302	787

Net decrease in cash and cash equivalents	(121)	(8,655)
Cash and cash equivalents, beginning of period	356	9,011
Cash and cash equivalents, end of period	$235	$356

Supplemental schedule of non-cash investing and financing activities
Warrants issued in connection with debt	$979	$—

See notes to consolidated financial statements.

Index
4LICENSING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 and 2013
(In thousands of dollars, except share and per share data)

1.	DESCRIPTION OF BUSINESS

General Development and Narrative Description of Business - 4Licensing Corporation (“4LC”), formerly known as 4Kids Entertainment, Inc. (“4Kids”), together with the subsidiaries through which its business is conducted (collectively, the “Company”), is a licensing and technology company specializing in the sports and specialty brands. The Company was originally organized as a New York corporation in 1970, and in December 2012 was reincorporated in Delaware.

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

Liquidity and Going Concern - In recent years, the Company has incurred substantial net losses and has used substantial amounts of cash in its operating activities.  In the past, sales by the Company of certain assets have significantly contributed to the funding of these operating losses.  While the timing of these sales was not primarily motivated by then current cash needs, without these sales the Company would not have had sufficient cash to fund its operations. In 2014 and continuing into 2015 the Company issued debt and equity securities to fund its operations.  There is no assurance the Company will be able to sell additional securities at terms acceptable to the Company.

As discussed above, on December 21, 2012, the Company emerged from Chapter 11 bankruptcy proceedings and commenced paying creditors in full in respect of each such creditor’s allowed claims.  The Company was obliged to pay all allowed administrative claims, priority and unsecured claims.  As of December 31, 2013, the Company had paid all allowed claims and filed an objection to the remaining disputed claim.  During 2014, the Company entered into a settlement with the remaining disputed claimant and the Bankruptcy Court issued a final decree closing the Chapter 11 case of the Company.

As a result of the bankruptcy proceedings, and despite the $1,650 proceeds of loan from certain shareholders during 2014, the Company’s overall cash position as of December 31, 2014 provides only limited liquidity to fund the Company’s day-to-day operations

The Company will consider all alternatives available to generate additional cash to fund its operations, including, but not limited to sales of assets, issuance of equity or debt securities, and other third party arrangements.  There can be no assurance that any of these alternatives will generate additional cash.

The Company’s consolidated financial statements have been prepared assuming that it will be able to continue to operate as a going concern.  The substantial loss from operations incurred in recent years, the Company’s limited liquidity as of December 31, 2014, the costs associated with the further development and launch of products, which could be substantial, and the loan obligation maturing in March 2016, taken together, raise substantial doubt about the Company’s ability to continue as a going concern.

Index
The Company’s business consists of the following two segments:

IsoBLOX™ and Sports Licensing/Distribution - The IsoBLOX™ and Sports Licensing/Distribution business segment consists of the following wholly owned subsidiaries of the Company: 4LC Sports & Entertainment, Inc. (“4LC Sports”), formerly known as 4Kids Ad Sales, Inc., and 4LC Technology, Inc. (“4LC Technology”), which, in February 2013, acquired, through Pinwrest Development Group, LLC (“Pinwrest”), of which 70% of the membership interests are owned by 4LC Technology, a patent for the IsoBLOX™ technology (the “Patent”) from The Dodd Group, LLC (“TDG”), a Texas limited liability company. The Patent covers a protective shin guard for use in products in the athletic, recreational, police/military, medical and industrial sectors consisting of an elastomeric sleeve within which is deposited protective plastic material consisting of rigid plates joined together by living hinges. The protective plastic material is solid enough to provide protection, flexible enough to better fit the wearer of the shin guard and is lightweight.

In November 2014, Pinwrest filed a patent application (the “Patent”) with the U.S. Patent Office covering its newly developed body protection systems and devices that can be used to prevent or limit serious injuries from impacts or collisions during an activity.  The products covered by this Patent provide body protection systems and devices that can be incorporated into articles of clothing, materials or articles such as seats, linings, or walls of vehicles to reduce the effects of impact.  These body protection devices can form part of headgear, gear, or clothing that is designed to cover and protect one or more parts of a person, such as a military or law enforcement individual, or a professional or recreational athlete.

The protective material uses a combination of energy dispersion and absorption to diffuse impact on the wearer of the protective gear. The technology covered by the Patent is hereinafter referred to as “IsoBLOX™” technology.

After further development, Pinwrest intends to license and distribute the IsoBLOX™ technology in protective gear within the youth, teen and adult markets.  During 2014, Pinwrest began selling IsoBLOX™ products to two sporting goods retailers.

4LC Sports is engaged in the business of licensing and distributing sports related brands.

The operations of Pinwrest, 4LC Sports, and 4LC Technology constitute the IsoBLOX™ and Sports Licensing/Distribution business segment of the Company. The Company reports its financial operations from these entities under the new IsoBLOX™ and Sports Licensing/Distribution business segment in its consolidated financial statements.

Entertainment and Brand Licensing - The Entertainment and Brand Licensing business segment consists of the operations of the following wholly-owned subsidiaries of the Company: 4Kids Entertainment Licensing, Inc. (“4Kids Licensing”) and 4Sight Licensing Solutions, Inc. (“4Sight Licensing”).  4Kids Licensing is engaged in the business of licensing the merchandising rights to popular children’s television series, properties and product concepts (individually, the “Property” or collectively the “Properties”). 4Kids Licensing typically acts as exclusive merchandise licensing agent in connection with the grant to third parties of licenses to manufacture and sell all types of merchandise, including toys, videogames, trading cards, apparel, housewares, footwear, books and other published materials, based on such Properties. 4Sight Licensing is engaged in the business of licensing properties and product concepts to adults, teens and “tweens”.  4Sight Licensing focuses on brand building through licensing.

Discontinued Operations - On August 16, 2012, the Company’s Board of Directors determined to discontinue the operations of its United Kingdom Subsidiary, 4Kids International, effective September 30, 2012.  The results of operations for the international segment is reported as a discontinued operation.

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

Index
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

Product revenues: Product revenues are recognized when delivery has occurred and the risk of loss has passed to the customer. This generally occurs upon shipment of goods to customers, except when shipping terms dictate otherwise, when estimates of the promotional arrangements, returns and other potential adjustments are reasonably determinable, collection is reasonably assured and the Company has no further performance obligation. The Company records shipping and handling billed to a customer in a sales transaction as revenue, while the costs incurred for shipping and handling are recorded in cost of product sales in the accompanying consolidated statement of operations. Product revenues are typically subject to agreement with customers which may allow for certain rights of return, promotional arrangements and other potential adjustments. These adjustments are calculated when we recognize revenues and are generally recorded as a reduction of the revenues and accounts receivable, unless the receivable has been collected and the liability still exist, at which point it is recorded as an accrued expense.  At December 31, 2014, we had approximately $213 of customer’s allowance included in Accounts payable and accrued expenses.

Property and Equipment - Property and equipment are carried at cost, net of accumulated depreciation and amortization. Depreciation is calculated on the straight-line method based on the estimated useful lives of the assets, which range from three to ten years. Costs associated with the repair and maintenance of property are expensed as incurred.

Impairment Of Long-Lived And Intangible Assets - The Company assesses the recoverability of long-lived assets for which an indication of impairment exists. The recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. Fair value of long-lived assets is determined using the expected cash flows discounted at a rate commensurate with the risk involved.  At December 31, 2014, the Company believes that the future cash flows to be received from the remaining long-lived assets will exceed the respective assets’ carrying value, and accordingly has not recorded any additional impairment losses.

Cash and Cash Equivalents - The Company considers all highly liquid assets, having an original maturity of less than three months, to be cash equivalents.  Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits.  The Company believes it is not exposed to any significant credit risk of cash and cash equivalents.  All of the Company’s non-interest bearing cash balances are insured at December 31, 2014 up to $250 per depositor at each financial institution, and our non-interest bearing cash balances may exceed federally insured limits.

Fair Value Measurements - The fair values of the Company’s financial instruments reflect the estimates of amounts that would be received from selling an asset in an orderly transaction between market participants at the measurement date.  The fair value estimates presented in this report are based on information available to the Company as of December 31, 2014 and December 31, 2013.

Due to their short-term nature, the carrying values of cash and cash equivalents, accounts receivable, due to licensors, accounts payable, accrued expenses and deferred revenue approximate fair value. The authoritative guidance issued by the FASB includes a fair value hierarchy based on three levels of inputs, the first two of which are considered observable and the last of which is considered unobservable, that may be used to measure fair value. The three levels are the following:

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

Index
Inventories - Inventories are stated at the lower of cost or market. The inventory balance of $680 at December 31, 2014 consists of finished goods and raw materials of $145 and $535, respectively, related to the IsoBLOX™ and Sports Distribution/Licensing segment.  The inventory balance of $137 at December 31, 2013 consisted solely of finished goods related to the IsoBLOX™ and Sports Distribution/Licensing segment. During the year ended December 31, 2014, a $171 inventory write-down was recorded to reduce the carrying value of finished goods to their realizable value.

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

Participation Advances – Participation advances, which primarily consist of contractual costs incurred by the Company for which it will receive reimbursement from the licensor, were $287 as of December 31, 2014 and December 31, 2013 and were included in “other assets” on the balance sheet.

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

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the years reported. Actual results could materially differ from those estimates.

Certain accounting principles require subjective and complex judgments to be used in the preparation of financial statements. Accordingly, a different financial presentation could result depending on the judgments, estimates, or assumptions that are used. Such estimates and assumptions include, but are not specifically limited to, those required in the assessment of the impairment of long-lived assets, allowance for returns and other customer credits, allowance for doubtful accounts, consideration of inventory obsolescence, valuation allowances for deferred tax assets, and determination of stock-based compensation.

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

Index
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

Recently Adopted Accounting Standards – The Company did not adopt any new accounting standards in 2014.

Recently Issued Accounting Standards – In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-8, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The standard changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has a major effect on an entity’s operations and financial results. This accounting guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale. The guidance is effective for the Company on a prospective basis beginning in the first quarter of fiscal 2015.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which supersedes the most current revenue recognition requirements. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. This guidance is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption not permitted. We are currently evaluating the standard to determine the impact of its adoption on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements-Going Concern", which establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern in connection with preparing financial statements for each annual and interim reporting period. ASU 2014-15 also provides guidance to determine whether to disclose information about relevant conditions and events when there is substantial doubt about an entity’s ability to continue as a going concern. This update is effective for interim and annual reporting periods beginning after December 15, 2016; early adoption is permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

3.	FAIR VALUE OF FINANCIAL ASSETS

The carrying values and estimated fair values of the Company’s financial instruments for the periods presented are as follows:

	Estimated Fair Value Measurements
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014:
Financial Assets
Cash and cash equivalents	$235	$235	$—	$—
Total Financial Assets	$235	$235	$—	$—

December 31, 2013:
Financial Assets
Cash and cash equivalents	$356	$356	$—	$—
Total Financial Assets	$356	$356	$—	$—

4.	ACCOUNTS RECEIVABLE/DUE TO LICENSORS

Generally, licensing contracts provide for the Company to collect royalties from the licensees on behalf of the licensors.  The Company records as accounts receivable only its proportionate share of such earned royalties.

Due to licensors represents amounts collected by the Company on behalf of licensors, which are generally payable to such licensors after the close of each calendar quarter.

Index
Gross accounts receivable consists of $58 related to product sales and $148 related to licensing revenue as of December 31, 2014.  Gross accounts receivable consists of $40 related to product sales and $276 related to licensing revenue as of December 31, 2013.

Accounts receivable consisted of the following as of:

	December 31,
	2014	2013
Gross accounts receivable	$206	$316
Allowance for doubtful accounts	(4)	(7)
Allowance for returns	(6)	—
	196	309
Less: long-term portion	—	(1)
	$196	$308

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	December 31,
	2014	2013
Computer equipment and software	$1,388	$1,386
Machinery and equipment	19	—
Website development	87	87
Office furniture and fixtures	247	247
	1,741	1,720
Less: accumulated depreciation and amortization	(1,703)	(1,683)
	$38	$37

The depreciation expense amounted to $20 and $74 for the years ended December 31, 2014 and 2013, respectively.

6.	INTANGIBLE ASSETS

Intangible assets primarily consist of a patent for the IsoBLOX™ technology, which was acquired in February 2013 for a purchase price of $2,100.  The intangible asset is being amortized over a fifteen year period on a straight line basis.  For the years ended December 31, 2014 and December 31, 2013, $140 and $121 of amortization expense, respectively, has been recorded in Selling, general and administrative expenses. The net carrying value of the intangible assets as of December 31, 2014 and December 31, 2013 was $1,839 and $1,979, respectively.

7.	LONG-TERM DEBT

Promissory Notes, Related Parties – On March 25, 2014, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Cleveland Capital, L.P. (“Cleveland Capital”) and Prescott Group Aggressive Small Cap Masterfund, GP (“Prescott Group”, and together with Cleveland Capital, the “Purchasers”), and the guarantors party thereto, each of which is a wholly-owned subsidiary of the Company (each a “Guarantor” and collectively, the “Guarantors”), pursuant to which the Company agreed to issue to the Purchasers (i) an aggregate principal amount of $1,650 of promissory notes (each a “Note” and collectively, the “Notes”), to be guaranteed by the Guarantors, and (ii) warrants (each a “Warrant” and collectively, the “Warrants”) to purchase up to an aggregate of 1,683,673 shares (the “Warrant Shares”) of the Company’s common stock, par value $0.01 per share (the “Common Stock”), for an aggregate purchase price of approximately $1,650 (the “Offering”).

On March 25, 2014, the Offering closed and the Company (i) issued and sold to Cleveland Capital a Note in the principal amount of $150 and a Warrant to purchase up to 153,061 Warrant Shares and received $150, and (ii) issued and sold to Prescott Group a Note in the principal amount of $1,500 and a Warrant to purchase up to 1,530,612 Warrant Shares and received $1,500.

The 1,683,673 detachable Warrants issued with the Notes were valued at approximately $1.43 per warrant using the Black-Scholes model at March 25, 2014. The relative fair value of the detachable Warrants of $979 was recorded as a component of stockholders’ equity with the offset recorded as a discount on the Notes and included as a component of long-term debt in the accompanying consolidated balance sheet as of December 31, 2014. The fair value of the Warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 2.75%, volatility – 100.00%, expected term – 10 years, expected dividends – 0%. The debt discount related to the Warrants is being amortized over a two-year period (through maturity) using the effective interest method.  Interest expense related to the amortization of the debt discount for the year ended December 31, 2014 was approximately $269.

Index
The Notes accrue interest at a rate of 5.0% per year from and after the date of issuance of such Note, payable quarterly.  The interest paid to related parties under this agreement were $63 for the year ended December 31, 2014.  The Notes provide for customary events of default, including nonpayment, certain events of bankruptcy or failure to comply with covenants or other agreements.  The Notes will mature on March 25, 2016.  The Warrants have an initial exercise price of $0.98 per Warrant Share. The Warrants are exercisable immediately and expire ten years from the date of issuance.

As part of the Purchase Agreement, as long as the Notes are outstanding, the Company may issue additional warrants if certain events were to occur. The number and term of the new warrants that would then be issuable would only be known upon such an occurrence (see Note 18).

Under the terms of the Notes, the Company was required to use any proceeds received in connection with the general unsecured creditor claim against Lehman Brothers, Inc. to repay principal and accrued but unpaid interest outstanding under the Notes.  In May 2014, the Company sold the claim against Lehman Brothers, Inc. to a third party for $1,607.  See Note 15 for a discussion of the claim against Lehman Brothers, Inc.  The Purchasers have waived the obligation to repay principal outstanding under the Notes with the proceeds that were received in connection with the claim.

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

8.	STOCK-BASED EMPLOYEE COMPENSATION

On February 27, 2013, the Board of Directors authorized the Company’s 2013 Equity Incentive Plan (the “Incentive Plan”), which provides for the grant of non-statutory stock options and restricted shares to eligible employees and directors of the Company.  The Incentive Plan authorizes the Company to issue up to 2,600,000 shares of Company’s common stock.  The Company issues new shares upon the exercise of stock options.  Options granted under the Plan generally expire no later than 10 years from the date of grant.  The exercise price of any option granted to a 10% stockholder may be no less than 110% of the fair value of the Company’s common stock on the date of grant. As of December 31, 2014, 1,019,334 shares of the Company were available for issuance under the Incentive Plan.

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

Index
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

	Year ended December 31, 2014	Year ended December 31, 2013
Expected volatility	79%	84%
Expected dividend yield	0.00%	0.00%
Weighted average risk-free interest rate	1.81%	1.05%
Expected life	5.50 years	5.50 years
Forfeiture rate	0%	0%

The following table summarizes activity under the Company’s stock option plans for the years ended December 31, 2014 and, 2013:

	Shares (In thousands)	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	—	$—
Granted	919	0.28
Exercised	—	—
Forfeited, cancelled or expired	(14)	(0.54)

Outstanding at December 31, 2013	905	$0.28
Granted	865	1.44
Exercised	(78)	(0.30)
Forfeited, cancelled or expired	(189)	(1.01)
Outstanding at December 31, 2014	1,503	$0.85	8.0	$338

Exercisable at December 31, 2014	817	$0.68	7.2	$236

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock on the date of determination for those awards that have an exercise price currently below the closing price.

During the year ended December 31, 2014, 77,428 shares of common stock were issued pursuant to the exercise of stock options for an aggregate exercise price of $23.  The intrinsic value of the options exercised was $49.

Total stock-based compensation recorded for the years ended December 31, 2014 and December 31, 2013 were $432 and $105, respectively, and are included in selling, general and administrative expenses.   As of December 31, 2014, the Company has approximately $276 of unrecognized stock compensation expense which will be recognized over a period of approximately 1.3 years.

Index
9.	REVENUES/MAJOR CUSTOMERS

Net revenues included in the accompanying consolidated statements of operations are net of licensor participations of $1,306, and $1,174 during fiscal years 2014 and 2013, respectively. The percentages of revenue from major Properties and customers/licensees are as follows:

	December 31,
	2014	2013
Percentage of revenue derived from major Properties (revenue in excess of 10 percent of total revenue)	52%	45%
Number of major Properties	2	3
Percentage of revenue derived from major customers/licensees (revenue in excess of 10 percent of total revenue)	48%	37%
Number of major customers/licensees	3	3

Two licensing Properties represented more than 10% of consolidated net revenue for fiscal 2014; “American Kennel Club” and “Cabbage Patch” represented 33% and 19%, respectively, for a total of 52% of consolidated net revenues for fiscal 2014. Three Properties represented more than 10% of consolidated net revenue for fiscal 2013; “American Kennel Club”, “Dinosaur King” and “Huntik” represented 21%, 14% and 10%, respectively, for a total of 45% of consolidated net revenues for fiscal 2013.   One Pinwrest customer, Dick’s Sporting Goods, represented 14% and two licensees represented 34% of consolidated net revenues for fiscal 2014 for a total of 48% of consolidated net revenues. Three licensees represented 37% of consolidated net revenues for fiscal 2013.  As of December 31, 2014 and 2013, accounts receivable due from three major customer/licensees represented 70% and four major customers/licensees represented 63%, respectively, of the Company’s gross accounts receivable for each such year.

10.	INCOME TAXES

The Company is no longer subject to examinations by income tax authorities in most jurisdictions for years prior to 2011.

Due to its losses and the valuation allowance recorded against it deferred tax assets related to its net operating losses carryforwards, the Company has not recorded any income tax benefit or expense for the years ended December 31, 2014 and 2013.

The components of pre-tax loss, including discontinued operations, are as follows:

	Years Ended December 31,
	2014	2013
Pre-tax loss	$(1,587)	$(3,161)

		Years Ended December 31,
	2014	% of Pretax	2013	% of Pretax

Tax at Federal statutory rate	$(556)	(35.0)%	$(1,106)	(35.0)%
Increase in: Valuation allowances	552	34.8	1,281	40.5
Permanent differences	97	6.1	8	0.3
State and local taxes - net	(93)	(5.9)	(183)	(5.8)
Income tax (benefit) provision	$—	—%	$—	—%

Index
The components of the net deferred tax assets are as follows:

	December 31,
	2014	2013
Deferred Tax Assets:
Accounts receivable allowances	$90	$91
Net operating loss carryforwards	44,322	44,926
Inventory	68	—
Restricted stock/Stock options	206	42
Contributions	101	102
Deferred rent	9	17
Property and equipment	49	59
Gross deferred tax assets	$44,845	$45,237

Valuation allowance	$(44,845)	$(45,237)

Net deferred tax asset	$—	$—

A reconciliation of activity for the Company’s deferred tax asset valuation allowance is provided as follows:

	Years Ended December 31,
	2014	2013

Beginning balance	$45,237	$50,711
Reductions to provision	(392)	(5,474)
Ending balance	$44,845	$45,237

The expiration terms and amounts for which an allowance has been provided with respect to the loss and credit carryforwards reflected in the gross deferred tax assets above are comprised as follows:

Loss Carryforwards	Expiration	Gross Amount

Federal	2033	$114,819
State and local	2016-2033	69,891

The Company has no unrecognized tax benefits recorded for the years ended December 31, 2014 and 2013.

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

The Company computes basic Earnings (Loss) Per Share (“EPS”) based solely on the weighted average number of its common shares outstanding during the period. Diluted EPS reflects all potential dilution of common stock.  For the years ended December 31, 2014 and December 31, 2013, 3,186,911 shares attributable to outstanding options and warrants and 905,000 shares attributable to outstanding options, respectively, were excluded from the calculation of diluted EPS because the effect was antidilutive.

12.	GAIN ON SALE

During the year ended December 31, 2014, the Company realized a gain on sale of $270, primarily from the sale of its rights to the copyright and trademark to the “Charlie Chan” live action television series.

Index
13.	DISCONTINUED OPERATIONS

Discontinued operations includes the international operations discontinued in September 2012, the advertising media and broadcast operations and  television and film production/distribution operations  discontinued in June 2012 upon the sale of most of their assets during the Bankruptcy Proceedings, and the trading card and game distribution operations.

The following are the summarized results of discontinued operations for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014	2013
Total net revenues	$—	$—
Total income	389	1,170
Income from discontinued operations	$389	$1,170

The income from discontinued operations for the years ended December 31, 2014 and 2013 was primarily the result of the reversal of liabilities upon the settlement of claims.

The major classes of assets and liabilities of the discontinued operations on the balance sheet are as follows:

	December 31, 2014	December 31, 2013
ASSETS
Accounts receivable – net	$4	$1
Current assets of discontinued operations	$4	$1

LIABILITIES
Accounts payable and accrued expenses	$114	$618
Current liabilities of discontinued operations	$114	$618

Exit costs

A summary of the actions taken for severance and other exit costs have been recorded in loss from discontinued operations and the estimated remaining liability associated with such costs are as follows:

	Total Expenses (Income)	Remaining Liability as of December 31, 2014
Termination of contracts and leases	$(60)	$—
Total	$(60)	$—

Noncontrolling interest from discontinued operations

The trading card and game distribution operations were conducted through entities that included noncontrolling interests.

As of January 1, 2009, all earnings and losses of a subsidiary are attributed to both the parent and the noncontrolling interest, even if the losses attributable to the noncontrolling interest result in a deficit noncontrolling interest balance.  Previously, any losses exceeding the noncontrolling interest’s investment in the subsidiaries were attributed to the parent.

a) TC Digital Games LLC - Noncontrolling interest of membership units in TC Digital represents the noncontrolling members’ proportionate share of the equity in the entity. Income is allocated to the membership units’ noncontrolling interest based on the ownership percentage throughout the year. As of December 31, 2014, the noncontrolling member continued to hold 45% of the equity in the entity.  The following table summarizes the noncontrolling interest’s loss attributable to the noncontrolling equity interest in TC Digital:

	Year Ended December 31,
	2014	2013
TC Digital net income before common units noncontrolling interest	$25	$888
Noncontrolling interest percentage	45%	45%
Income attributable to noncontrolling interest	$11	$399

Index
No interest expense was charged for the years ended December 31, 2014 and 2013.

As of December 31, 2014, the loss in excess of noncontrolling interest for TC Digital absorbed by 4Kids Digital, in the aggregate, since the formation of such entity is $21,534.

b) TC Websites LLC - As of December 31, 2014, the noncontrolling member held 45% of the equity in the entity.  The following table summarizes the noncontrolling interest’s loss attributable to the noncontrolling equity interest in TC Websites:

	Year Ended December 31,
	2014	2013
TC Websites net income before common units noncontrolling interest	$35	$—
Noncontrolling interest percentage	45%	45%
Income attributable to noncontrolling interest	$16	$—

As of December 31, 2014, the loss in excess of noncontrolling interest for TC Websites absorbed by 4Kids Websites in the aggregate since the formation of such entity is $6,019.

14.	DEFINED CONTRIBUTION PLAN

The Company sponsors a 401(k) plan covering substantially all employees. Company contributions vest based on number of years of service. The Company’s policy is to match 25% of the first 6% of the covered employee’s annual salary, as defined by the plan. Contributions to the plan by the Company amounted to $10 and $27 for the years ended December 31, 2014 and 2013, respectively.

15.	COMMITMENTS AND CONTINGENCIES

Commitments

a.	Leases - On January 2, 2013, the Company entered into a sublease agreement for certain office and administrative space expiring October 31, 2015. Commitments for minimum rentals, not including common charges, under this non-cancelable lease at the end of 2014 are as follows:

Year Ending December 31,	Amount
2015	$211
2016 and after	—
Total	$211

Rent expense for all operating leases charged against earnings amounted to $266 and $242 for the fiscal years 2014 and 2013, respectively.

b.	Employment Contracts - As of December 31, 2014, one executive officer had agreed to enter into an employment agreement with the Company. The agreement was formally executed on March 21, 2013, with an effective date of December 21, 2012. The agreement generally continues until terminated by the employee or the Company, and provides for severance payments under certain circumstances. The agreement includes a covenant against competition with the Company which extends for a period of time after termination for any reason. As of December 31, 2014, if the employee under contract were terminated by the Company without good cause, under these contracts, the Company’s liability would be approximately $150.

c.	Contractual Arrangements - During the normal course of business, the Company may enter into various agreements with third parties to license, acquire, distribute, broadcast, develop and/or promote Properties. The terms of these agreements will vary based on the services and/or Properties included within the agreements, as each of these agreements also have specific provisions relating to rights granted, territory and contractual term.

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

Index
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

Lehman Brothers, Inc. Claim - The Company believes that Lehman Brothers, Inc., the securities broker-dealer that purchased auction rate securities on behalf of the Company violated its legal obligations to the Company.  As a result, the Company took various measures to obtain appropriate legal relief, including initiating an arbitration on April 3, 2008 against Lehman Brothers, Inc. and the brokers who had serviced the Company’s Lehman account with the Financial Industry Regulatory Authority.  On September 15, 2008, Lehman Brothers Holdings, Inc., the parent company of Lehman Brothers, Inc., filed for bankruptcy.  The Company’s arbitration proceeding was stayed by the Lehman Brothers Holdings, Inc. bankruptcy.  On September 16, 2008, Barclays PLC announced that it had reached an agreement to purchase the assets of Lehman Brothers Holdings, Inc.’s North American operations, including substantial assets of Lehman Brothers, Inc.  The Lehman-Barclays transaction was approved by the United States Bankruptcy Court for the Southern District of New York on September 20, 2008.  On September 19, 2008, the Securities Investor Protection Corporation (“SIPC”) filed a proceeding, placing Lehman Brothers, Inc. in liquidation under the Securities Investor Protection Act (“SIPA”).  SIPC, pursuant to its authority under SIPA, has acted to facilitate the transfer of Lehman Brothers, Inc.’s customer accounts (including the Company’s accounts) to Barclays, PLC.  In late September, 2009, the Company filed a proof of claim against Lehman Brothers, Inc. in the United States Bankruptcy Court for the Southern District of New York. The principal amount of the claim was approximately $31,500 plus interest. In addition, the proof of claim requested treble damages. The proof of claim is a general unsecured claim. On October 18, 2011, the Company entered into a settlement agreement and general release with the brokers who had serviced the Company’s account with Lehman Brothers, Inc. in exchange for a payment to the Company of approximately $489. On May 5, 2014, the Company entered into a stipulation with the Trustee for the liquidation of Lehman Brothers, Inc., regarding its proof of claim.  As part of the stipulation the Company will have an allowed, general unsecured creditor claim against the general estate of Lehman Brothers, Inc. of $3,653, which represents the Company’s final settlement of all claims against Lehman Brothers, Inc.

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

Index
On the effective date of the Plan, the Company commenced paying creditors holding undisputed, allowed claims the full amount of such allowed claims. The Company and its counsel have also negotiated various settlement agreements with creditors holding disputed claims.  As of December 31, 2014, the Company has paid all allowed claims and, on May 7, 2014, the Company entered into a settlement agreement with the remaining disputed claimant which requires final Bankruptcy Court approval. On July 23, 2014, the Bankruptcy Court approved the settlement agreement with the remaining claimant and issued a final decree closing the Chapter 11 case of the Company.

The Company, from time to time, is involved in litigation, contract disputes and claims arising in the ordinary course of its business. The Company does not believe that it is currently subject to any litigation or claims that will, individually or in the aggregate, have a material adverse effect on the Company’s financial position or the results of its operations or cash flows.

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

Noncontrolling interest of membership units in Pinwrest represents the minority members’ proportionate share of the equity in the entity. Income is allocated to the membership units’ minority interest based on the ownership percentage throughout the year.  The following table summarizes the noncontrolling interest’s loss attributable to the noncontrolling equity interest in Pinwrest:

	Year Ended December 31,
	2014	2013
Pinwrest net loss before common units’ noncontrolling interest	$(2,404)	$(1,105)
Noncontrolling interest percentage	30%	30%
Loss attributable to noncontrolling interest	$(721)	$(331)

As of December 31, 2014, the loss in excess of noncontrolling interest for Pinwrest absorbed by 4LC Technology, in the aggregate, since the formation of such entity is $2,457.

17.	RELATED PARTY TRANSACTIONS

Pinwrest Development Group, LLC (“Pinwrest”) – 4LC Technology, Inc., wholly owned subsidiary of 4Licensing Corporation, loaned approximately $337 to Pinwrest during 2014.  The loan accrues interest at 10% per annum and is payable on demand.  The loan and related interest, totaling approximately $337 as of December 31, 2014, are eliminated in consolidation.

18.	SUBSEQUENT EVENTS

On January 30, 2015, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the Leslie G. Rudd Living Trust (the “Trust”), pursuant to which the Company (i) agreed to issue to Buyer (a) 769,381 shares (the “Initial Shares”) of its Common Stock, and (b) warrants (the “Initial Warrants”) to purchase up to an additional 1,538,462 shares of Common Stock at an exercise price of $0.72 per share (the “Exercise Price”) for an aggregate purchase price of $500 (the “Initial Offering”) and (ii) granted the Trust an option, which expires on January 30, 2025, to purchase in one or more transactions up to an additional (a) 6,923,077 shares (the “Option Shares”) of Common Stock and (ii) warrants (the “Option Warrants” to purchase up to an additional 6,923,077 shares of Common Stock at the Exercise Price for an aggregate purchase price of $4,500 in one or more transactions.

On January 30, 2015, the Initial Offering closed and the Company issued and sold to Buyer the Initial Shares and the Initial Warrants and received $500.

The Initial Warrants are, and upon issuance the Option Warrants will be, exercisable immediately and expire ten years from the date of issuance.

Additionally, in connection with the Initial Offering, the Company issued warrants to purchase an aggregate of 854,789 shares of Common Stock to Cleveland Capital and Prescott Group, in accordance with its obligations under the Purchase Agreement and for no further consideration.

Index
On March 4, 2015, the Company entered into a Securities Purchase Agreement with certain purchasers (“Buyers”), pursuant to which the Company (i) agreed to issue to Buyers, in the aggregate, (a) 342,467 shares (the “March 2015 Shares”) of its Common Stock, par value $0.01 per share (the “Common Stock”), and (b) warrants (the “March 2015 Warrants”) to purchase up to an additional 684,934 shares of Common Stock at an exercise price of $0.82 per share for an aggregate purchase price of $250.

On March 4, 2015, the offering closed and the Company issued and sold to Buyers the March 2015 Shares and the March 2015 Warrants and received $250.

The March 2015 Warrants are exercisable immediately and expire ten years from the date of issuance.

Additionally, in connection with the offering, the Company issued warrants to purchase an aggregate of 576,600 shares of Common Stock to Cleveland Capital and Prescott, in accordance with its obligations under the Purchase Agreement and for no further consideration.

19.	SEGMENT AND RELATED INFORMATION

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

Years Ended December 31,	Entertainment and Brand Licensing	IsoBLOX™ and Sports Licensing/ Distribution	Total
2014:
Net revenues from external customers	$799	$367	$1,166
Reorganization items	(42)	—	(42)
Gain on settlement of claims	1,607	—	1,607
Gain on sale of assets	270	—	270
Segment income (loss)	545	(2,521)	(1,976)
Segment assets	998	2,689	3,687

2013:
Net revenues from external customers	$1,039	$175	$1,214
Reorganization items	(151)	—	(151)
Gain on settlement of pre-petition liabilities	26	—	26
Segment loss	(2,982)	(1,349)	(4,331)
Segment assets	1,242	2,325	3,567

Net revenues from external customers and segment profit from discontinued operations have been excluded and are disclosed in Note 13.  Additionally, segment assets relating to discontinued operations of $4 and $1 as of December 31, 2014 and 2013, respectively, have also been excluded in segment reporting.

Index
20.	SUMMARIZED QUARTERLY DATA (UNAUDITED)

Following is a summary of the quarterly results of operations for the years ended December 31, 2014 and 2013:

	Fiscal Quarters
2014	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Revenues	$148	$646	$179	$193
(Loss) income from continuing operations	(677)	536	(815)	(1,020)
Net income from discontinued operations	325	—	60	4
Net (loss) income attributable to 4Licensing Corporation	$(187)	$729	$(578)	$(857)
Basic and diluted (loss) earnings per share attributable to 4Licensing Corporation common shareholders
Continuing operations	$(0.03)	$0.05	$(0.05)	$(0.06)
Discontinued operations	0.02	—	0.01	—
Basic and diluted (loss) earnings per share attributable to 4Licensing Corporation common shareholders	$(0.01)	$0.05	$(0.04)	$(0.06)

	Fiscal Quarters
2013	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Revenues	$257	$236	$296	$425
Loss from continuing operations	(1,288)	(1,275)	(1,069)	(699)
Net income from discontinued operations	279	454	436	1
Net loss attributable to 4Licensing Corporation	$(935)	$(979)	$(735)	$(580)
Basic and diluted (loss) earnings per share attributable to 4Licensing Corporation common shareholders
Continuing operations	$(0.09)	$(0.09)	$(0.08)	$(0.04)
Discontinued operations	0.02	0.02	0.03	—
Basic and diluted loss per share attributable to 4Licensing Corporation common shareholders	$(0.07)	$(0.07)	$(0.05)	$(0.04)

Quarterly amounts for income (loss) per share may not agree to annual amount due to rounding.

******