Form 10-Q
period 2015-03-31
4Licensing Corp
filed 2015-05-15
CIK 58592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.  Yes ☒  No ☐

As of May 15, 2015, the number of shares outstanding of the common stock of 4Licensing Corporation, par value $.01 per share, was 14,904,119.

4Licensing Corporation and Subsidiaries

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.
4LICENSING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2015 and DECEMBER 31, 2014
(In thousands of dollars, except share and per share data)
	March 31, 2015	December 31, 2014
ASSETS:	(Unaudited)
Current assets:
Cash and cash equivalents	$428	$235
Accounts receivable - net	96	196
Inventories - net	708	680
Prepaid expenses and other current assets	416	187
Current assets of discontinued operations	9	4
Total current assets	1,657	1,302

Property and equipment - net	35	38
Intangible assets - net	1,804	1,839
Other assets - net	401	411
Total assets	$3,897	$3,590

LIABILITIES AND STOCKHOLDER'S (DEFICIT) EQUITY:
Current liabilities:
Due to licensors	$309	$279
Accounts payable and accrued expenses	1,190	954
Promissory notes - related party, net of discount of $596	1,054	—
Deferred revenue	15	—
Current liabilities of discontinued operations	114	114
Total current liabilities	2,682	1,347

Promissory notes - related party, net of discount of $710	—	940
Derivative warrant liability	1,860	—
Long-term payable	15	22
Total liabilities	4,557	2,309
Commitments and contingencies
4Licensing Corporation shareholders’ equity (deficit)
Preferred stock, $.01 par value - authorized 3,000,000 shares; none issued	—	—
Common stock, $.01 par value - authorized 40,000,000 shares; issued 17,028,006 and 15,916,308 shares; outstanding 14,904,119 and 13,792,421 shares at March 31, 2015 and December 31, 2014, respectively	170	159
Additional paid-in capital	72,349	71,062
Accumulated deficit	(20,751)	(17,641)
	51,768	53,580
Less cost of 2,123,887 treasury shares at March 31, 2015 and December 31, 2014	(36,488)	(36,488)
Total equity of 4Licensing Corporation shareholders	15,280	17,092
Noncontrolling interests, (includes discontinued operations of $(16,177) at March 31, 2015 and December 31, 2014)	(15,940)	(15,811)
Total (deficit) equity	(660)	1,281
Total liabilities and (deficit) equity	$3,897	$3,590

See notes to consolidated financial statements.

4LICENSING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(In thousands of dollars, except share data)
	Three Months Ended March 31,
	2015	2014
Net revenues:
Service revenue	$68	$101
Product sales	56	47
Total net revenues	124	148

Costs and expenses:
Selling, general and administrative	993	1,013
Costs of product sales	32	17
Total costs and expenses	1,025	1,030

Loss from operations	(901)	(882)

Other (expense) income:
Change in fair value of derivative warrant liability	(270)	—
Gain on sale of assets	—	225
Interest expense	(1,237)	(4)
Stock issuance cost	(840)	—
Total other (expense) income	(2,347)	221

Loss from continuing operations before reorganization items	(3,248)	(661)
Reorganization items	—	(16)

Loss from continuing operations	(3,248)	(677)
Income from discontinued operations	9	325
Net loss	(3,239)	(352)
Loss attributable to noncontrolling interests, continuing operations	129	165
Net loss attributable to 4Licensing Corporation	$(3,110)	$(187)

Per share amounts:
Basic and diluted loss per share attributable to 4Licensing Corporation common shareholders
Continuing operations	$(0.22)	$(0.03)
Discontinued operations	—	0.02
Basic and diluted loss per share attributable to 4Licensing Corporation common shareholders	$(0.22)	$(0.01)
Weighted average common shares outstanding:
Basic	14,420,334	13,721,992
Diluted	14,420,334	13,721,992

See notes to consolidated financial statements.

4LICENSING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(In thousands of dollars and shares)

	March 31,
	2015	2014
Net loss	$(3,239)	$(352)

Other comprehensive (loss) income	—	—

Comprehensive loss	(3,239)	(352)
Loss attributable to noncontrolling interests	129	165
Comprehensive loss attributable to 4Licensing Corporation	$(3,110)	$(187)

See notes to consolidated financial statements.

4LICENSING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2015
(In thousands of dollars and shares)

	4Licensing Corporation Shareholders’
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Less Treasury Stock	Total Equity of 4Licensing Corporation Shareholders	Non- controlling Interests	Total Equity (Deficit)
	Shares	Amount

BALANCE, DECEMBER 31, 2014	15,916	$159	$71,062	$(17,641)	$(36,488)	$17,092	$(15,811)	$1,281
Stock-based compensation expense	—	—	148	—	—	148	—	148
Warrants issued in connection with debt agreement	—	—	1,101	—	—	1,101	—	1,101
Issuance of common stock and warrants to investors	1,112	11	739	—	—	750	—	750
Stock issuance cost			(750)			(750)		(750)
Shareholder settlement	—	—	49	—	—	49	—	49
Comprehensive net loss	—	—	—	(3,110)	—	(3,110)	(129)	(3,239)
BALANCE, MARCH 31, 2015	17,028	$170	$72,349	$(20,751)	$(36,488)	$15,280	$(15,940)	$(660)

See notes to consolidated financial statements.

4LICENSING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(In thousands of dollars)

	2015	2014
Cash flows from operating activities:
Net loss	$(3,239)	$(352)
Income from discontinued operations	(9)	(325)
Loss from continuing operations	(3,248)	(677)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	38	41
Provision for returns and allowances	17	—
Non-cash interest expense, including amortization of discount on notes payable and warrants	1,215	—
Non-cash stock issuance cost	840	—
Share-based compensation	148	13
Change in fair value of derivative warrant liability	270	—
Changes in operating assets and liabilities:
Inventory	(28)	(205)
Accounts receivable	103	75
Prepaid expenses and other current assets	(229)	(107)
Other assets – net	10	29
Due to licensors	30	249
Accounts payable and accrued expenses	216	(154)
Deferred revenue	15	6
Long-term payable	(7)	37
Net cash used in continuing operating activities	(610)	(693)
Net cash provided by discontinued operating activities	4	—
Net cash used in operating activities	(606)	(693)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	—	—
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	750	—
Proceeds from shareholder settlement	49	—
Capital contribution from noncontrolling interests	—	150
Proceeds from promissory notes - related party	—	1,650
Proceeds from exercise of stock options	—	4
Net cash provided by financing activities	799	1,804

Net increase in cash and cash equivalents	193	1,111
Cash and cash equivalents, beginning of period	235	356
Cash and cash equivalents, end of period	$428	$1,467

Supplemental schedule of non-cash financing activities

Warrants issued in connection with debt	$—	$978
Stock issuance cost recorded in equity	$750	$—

See notes to consolidated financial statements.

4LICENSING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands of dollars, except share and per share data)

1. DESCRIPTION OF BUSINESS

General Development and Narrative Description of Business - 4Licensing Corporation (“4LC”), together with the subsidiaries through which its business is conducted (collectively, the “Company”), is a licensing and technology company specializing in the sports and specialty brands. The Company was originally organized as a New York corporation in 1970, and in December 2012 was reincorporated in Delaware.

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

The Company emerged from bankruptcy and commenced paying creditors in full in respect of each such creditor’s allowed claims.  As of December 31, 2013, all of the allowed claims had been paid.  In accordance with the Plan, 4Kids reincorporated in Delaware under the name “4Licensing Corporation.” On the effective date of the Plan, 4Kids’ common stock was cancelled and holders of 4Kids’ common stock were issued one (1) share of common stock of 4LC in exchange for each share of 4Kids’ common stock held by them.

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

Liquidity and Going Concern - In recent years, the Company has incurred substantial net losses and has used substantial amounts of cash in its operating activities.  In the past, sales by the Company of certain assets have significantly contributed to the funding of these operating losses.  While the timing of these sales was not primarily motivated by then current cash needs, without these sales the Company would not have had sufficient cash to fund its operations. In 2014 and continuing into 2015 the Company issued debt and equity securities to fund its operations.  There is no assurance the Company will be able to sell additional securities at all or on terms acceptable to the Company.

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

As a result of the bankruptcy proceedings and despite the $750 proceeds from the issuance of shares of common stock and warrants during the quarter ended March 31, 2015 (see Note 4 of the notes to the Company’s consolidated financial statements), the Company’s overall cash position as of March 31, 2015 provides only limited liquidity to fund the Company’s day-to-day operations.

The Company will consider all alternatives available to generate additional cash to fund its operations, including, but not limited to sales of assets, issuance of equity or debt securities, and other third party arrangements.  There can be no assurance that any of these alternatives will generate additional cash.

The Company’s consolidated financial statements have been prepared assuming that it will be able to continue to operate as a going concern.  The substantial loss from operations incurred in recent years, the Company’s limited liquidity as of March 31, 2015, the costs associated with the further development and launch of products, which could be substantial, and the loan obligation maturing in March 2016, taken together, raise substantial doubt about the Company’s ability to continue as a going concern. The report of the independent registered public accounting firm on the Company’s financial statements for the year ended December 31, 2014 contains an explanatory paragraph referring to a substantial doubt concerning the Company’s ability to continue as a going concern.

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

Discontinued Operations - Due to the Company’s sale of certain of its assets in July 2012, and the continued lack of profitability, effective June 30, 2012, the Company terminated the operations of 4Kids Ad Sales, Inc. (“4Kids Ad Sales”), 4Kids Productions, Inc. (“4Kids Productions”), 4Kids Entertainment Music, Inc. (“4Kids Music”) and 4Kids Entertainment Home Video, Inc. (“4Kids Home Video”).  Additionally, effective September 30, 2010, the Company terminated the operations of TC Digital and TC Websites.  The results of operations attributable to these discontinued companies are reported in the Company’s consolidated financial statements as discontinued operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The consolidated financial statements, except for the December 31, 2014 consolidated balance sheet, are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014 presented in our Annual Report on Form 10-K. The consolidated balance sheet as of December 31, 2014 was derived from the audited consolidated balance sheet contained in our Annual Report on Form 10-K.  All significant intercompany accounts and transactions have been eliminated.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position of the Company as of March 31, 2015 and December 31, 2014, and the results of operations and comprehensive income (loss) for the three months ended March 31, 2015 and 2014, and changes in equity for the three months ended March 31, 2015 and cash flows for the three months ended March 31, 2015 and 2014. Because of the inherent seasonality and changing trends of the youth oriented market, sports and specialty brands, operating results for the Company on a quarterly basis may not be indicative of operating results for the full year.

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

Product revenues: Product revenues are recognized when delivery has occurred and the risk of loss has passed to the customer. This generally occurs upon shipment of goods to customers, except when shipping terms dictate otherwise, when estimates of the promotional arrangements, returns and other potential adjustments are reasonably determinable, collection is reasonably assured and the Company has no further performance obligation. The Company records shipping and handling billed to a customer in a sales transaction as revenue, while the costs incurred for shipping and handling are recorded in cost of product sales in the accompanying consolidated statement of operations. Product revenues are typically subject to agreement with customers which may allow for certain rights of return, promotional arrangements and other potential adjustments. These adjustments are calculated when we recognize revenues and are generally recorded as a reduction of the revenues and accounts receivable, unless the receivable has been collected and the liability still exist, at which point it is recorded as an accrued expense.  At March 31, 2015 and December 31, 2014, we had approximately $233 and $213, respectively, of customers’ allowances included in Accounts payable and accrued expenses.

Property and Equipment - Property and equipment are carried at cost, net of accumulated depreciation and amortization. Depreciation is calculated on the straight-line method based on the estimated useful lives of the assets, which range from three to ten years. Costs associated with the repair and maintenance of property are expensed as incurred.

Impairment Of Long-Lived And Intangible Assets - The Company assesses the recoverability of long-lived assets for which an indication of impairment exists. The recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. Fair value of long-lived assets is determined using the expected cash flows discounted at a rate commensurate with the risk involved.  At March 31, 2015, the Company believes that the future cash flows to be received from the remaining long-lived assets will exceed the respective assets’ carrying value, and accordingly has not recorded any additional impairment losses.

Cash and Cash Equivalents - The Company considers all highly liquid assets, having an original maturity of less than three months, to be cash equivalents.  Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits.  The Company believes it is not exposed to any significant credit risk of cash and cash equivalents.  All of the Company’s non-interest bearing cash balances are insured at March 31, 2015 up to $250 per depositor at each financial institution, and our non-interest bearing cash balances may exceed federally insured limits.

Fair Value Measurements - The fair values of the Company’s financial instruments reflect the estimates of amounts that would be received from selling an asset in an orderly transaction between market participants at the measurement date.  The fair value estimates presented in this report are based on information available to the Company as of March 31, 2015 and December 31, 2014.

Due to their short-term nature, the carrying values of cash and cash equivalents, accounts receivable, due to licensors, accounts payable and accrued expenses approximate fair value. The authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) includes a fair value hierarchy based on three levels of inputs, the first two of which are considered observable and the last of which is considered unobservable, that may be used to measure fair value. The three levels are the following:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•	Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amount
	Level 1	Level 2	Level 3	March 31, 2015	December 31, 2014

Financial instruments:
Derivative warrant liability	$—	$—	$1,860	$1,860	$—

The following table summarizes the activity for financial instruments at fair value using Level 3 inputs:

Balance at December 31, 2014	$—
Issuance of warrants	1,590
Change in fair value recorded in earnings	270
Balance at March 31, 2015	$1,860

Inventories - Inventories are stated at the lower of cost or market. The inventory balance of $708 and $680 at March 31, 2015 and December 31, 2014, respectively, consists of finished goods of $175 and $145 and raw materials of $533 and $535, respectively, related to the IsoBLOX™ and Sports Distribution/Licensing segment.  Inventory, as of March 31, 2015, is shown net of a $171 inventory reserve to reduce the carrying value of finished goods to their realizable value.

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

Participation Advances – Participation advances, which primarily consist of contractual costs incurred by the Company for which it will receive reimbursement from the licensor, were $287 as of March 31, 2015 and December 31, 2014 and were included in “other assets” on the balance sheet.

Reorganization Items - The Company’s costs related to professional, consulting and trustee fees, as the case may be, in conjunction with the Bankruptcy Cases, were expensed as incurred and reported as reorganization items in the accompanying consolidated statements of operations.

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

Debt Discounts - The Company records, as a discount to promissory notes, the relative fair value of detachable equity warrants and other issuance costs issued in connection with debt issuances. Debt discounts under these arrangements are amortized to interest expense using the effective interest method over the earlier of the term of the related debt or their earliest date of redemption.

Concentration Of Credit Risk - Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of accounts receivable. The majority of the cash and cash equivalents are maintained with major financial institutions in the United States. The Company’s cash deposits at these institutions often exceed the federally insured limits. Credit risk on accounts receivable is minimized by the Company by performing ongoing credit evaluations of its customers’ financial condition and monitoring its exposure for credit losses and maintaining allowances for anticipated losses.

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

Our assessment of the valuation allowance on the deferred tax assets could change in the future based on our levels of pre-tax income and other tax-related adjustments. A change in estimate of the valuation allowance, in whole or in part, would result in a non-cash reduction in income tax expense during the period of the change. Due to the continued losses incurred by the Company in 2015 and prior years, the Company believes that it is more likely than not that the deferred tax asset related to these net operating losses will not be realized and therefore recorded a full valuation allowance.  If, in the future, the Company determines that the utilization of these net operating losses becomes more likely than not, the Company will reduce the valuation allowance at that time.

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

Recently Adopted Accounting Standards - We adopted a recent amendment to authoritative guidance issued by the FASB in April 2014, Accounting Standards Update (“ASU”) No. 2014-8, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,  The standard changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has a major effect on an entity’s operations and financial results. This accounting guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale. This update had no effect on the Company’s consolidated financial position and results of operations.

Recently Issued Accounting Standards - In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which supersedes the most current revenue recognition requirements. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. This guidance is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption not permitted. We are currently evaluating the standard to determine the impact of its adoption on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements-Going Concern", which establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern in connection with preparing financial statements for each annual and interim reporting period. ASU 2014-15 also provides guidance to determine whether to disclose information about relevant conditions and events when there is substantial doubt about an entity’s ability to continue as a going concern. This update is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

In April 2015, the FASB issued an ASU which requires that debt issuance costs be presented in the balance sheet as a direct reduction to the carrying amount of the associated debt liability, consistent with debt discounts. Currently debt issuance costs are recognized as an asset. The ASU is effective for the Company in the first quarter of 2016 and is required to be applied retrospectively. Early adoption is permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

3. INTANGIBLE ASSETS

Intangible assets consist of a patent for the IsoBLOX™ technology, which was acquired in February 2013 for a purchase price of $2,100.  The intangible asset is being amortized over a fifteen year period on a straight line basis.  Amortization expense of $35 has been recorded in selling, general and administrative expenses for both the three months ended March 31, 2015 and 2014. The net carrying value of the intangible assets as of March 31, 2015 and December 31, 2014 was $1,804 and $1,839, respectively.

4. DEBT AND EQUITY FINANCINGS

Equity Financing - On January 30, 2015, the Company entered into a Securities Purchase Agreement (the “Rudd Purchase Agreement”) with the Leslie G. Rudd Living Trust (the “Trust”), pursuant to which the Company (i) agreed to issue to the Trust (a) 769,231 shares (the “Initial Shares”) of its Common Stock, and (b) warrants (the “Initial Warrants”) to purchase up to an additional 1,538,462 shares of Common Stock at an exercise price of $0.72 per share (the “Exercise Price”) for an aggregate purchase price of $500 (the “Initial Offering”) and (ii) granted the Trust an option, which expires on January 30, 2025, to purchase in one or more transactions up to an additional (a) 6,923,077 shares (the “Option Shares”) of Common Stock and (ii) warrants (the “Option Warrants”) to purchase up to an additional 6,923,077 shares of Common Stock at the Exercise Price for an aggregate purchase price of $4,500 in one or more transactions.  The Initial Warrants are, and upon issuance the Option Warrants will be, exercisable immediately and expire ten years from the date of issuance.

On January 30, 2015, the Initial Offering closed and the Company issued and sold to Buyer the Initial Shares and the Initial Warrants and received $500.

On March 4, 2015, the Company entered into a Securities Purchase Agreement with certain purchasers (“Buyers”), pursuant to which the Company (i) agreed to issue to Buyers, in the aggregate, (a) 342,467 shares (the “March 2015 Shares”) of its Common Stock, and (b) warrants (the “March 2015 Warrants”) to purchase up to an additional 684,934 shares of Common Stock, at an exercise price of $0.82 per share, for an aggregate purchase price of $250. The March 2015 Warrants are exercisable immediately and expire 10 years from the date of issuance.

On March 4, 2015, the offering closed and the Company sold and issued to Buyers the March 2015 Shares and the March 2015 Warrants and received $250.

Due to an adjustment clause affecting the exercise price of both the Initial Warrants and the March 2015 Warrants (together the “Liability Warrants”), which would be reduced upon issuance of Common Stock or deemed Common Stock at a lower price than their then exercise price, the Liability Warrants were determined not to be indexed to the Company’s own Common Stock and were recorded upon issuance as a liability at their fair value.  The Warrants and the March 2015 Warrants were valued at approximately $970 and $620 using a Monte Carlo simulation at January 30, 2015 and March 4, 2015, respectively. The fair value of the warrants was recorded as stock issuance cost in the statement of equity and the excess portion of the costs over the actual proceeds was recorded as stock issuance cost in earnings.

At March 31, 2015, the Liability Warrants were re-measured at their fair value, using a Monte Carlo simulation resulting in an increase of their fair value of $270, which was recorded in earnings during the three months ended March 31, 2015.

The following assumptions were used in a Monte Carlo simulation model to value the Liability Warrants at the time of issuance and the reporting date:

Initial Warrants	Fair Value Measurements
	Using Inputs
	January 30, 2015	March 31, 2015

Stock price	$0.70	$0.92
Exercise price	$0.72	$0.72
Term (years)	10	9.84
Dividend yield	—%	—%
Expected volatility	100%	100%
Risk-free interest rate	1.67%	1.92%

March 2015 Warrants	Fair Value Measurements
	Using Inputs
	March 4, 2015	March 31, 2015

Stock price	$1.00	$0.92
Exercise price	$0.82	$0.82
Term (years)	10	9.93
Dividend yield	—%	—%
Expected volatility	100%	100%
Risk-free interest rate	2.10%	1.92%

Promissory Notes, Related Parties - On March 25, 2014, the Company entered into a Securities Purchase Agreement with Cleveland Capital, L.P. (“Cleveland Capital”) and Prescott Group Aggressive Small Cap Masterfund, GP (“Prescott Group”, and together with Cleveland Capital, the “Purchasers”), and the guarantors party thereto, each of which is a wholly-owned subsidiary of the Company (each a “Guarantor” and collectively, the “Guarantors”), pursuant to which the Company agreed to issue to the Purchasers (i) an aggregate principal amount of $1,650 of promissory notes (each a “Note” and collectively, the “Notes”), to be guaranteed by the Guarantors, and (ii) warrants (each a “Warrant” and collectively, the “Warrants”) to purchase up to an aggregate of 1,683,673 shares (the “Warrant Shares”) of the Company’s Common Stock, for an aggregate purchase price of approximately $1,650 (the “Offering”).

On March 25, 2014, the Offering closed and the Company (i) issued and sold to Cleveland Capital a Note in the principal amount of $150 and a Warrant to purchase up to 153,061 Warrant Shares and received $150, and (ii) issued and sold to Prescott Group a Note in the principal amount of $1,500 and a Warrant to purchase up to 1,530,612 Warrant Shares and received $1,500.

The 1,683,673 Warrants issued with the Notes were valued at approximately $1.43 per warrant using the Black-Scholes model at March 25, 2014. The relative fair value of the Warrants of $979 was recorded as a component of stockholders’ equity with the offset recorded as a discount on the Notes and included as a component of long-term debt in the accompanying consolidated balance sheet as of December 31, 2014. The fair value of the Warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 2.75%, volatility – 100.00%, expected term – 10 years, expected dividends – 0%. The debt discount related to the Warrants is being amortized over a two-year period (through maturity) using the effective interest method.  Interest expense related to the amortization of the debt discount for the three months ended March 31, 2015 was approximately $114.

The Notes accrue interest at a rate of 5.0% per year from and after the date of issuance of such Note, payable quarterly.  The interest paid to related parties was $20 for the three months ended March 31, 2015.  The Notes provide for customary events of default, including nonpayment, certain events of bankruptcy or failure to comply with covenants or other agreements.  The Notes will mature on March 25, 2016.  The Warrants have an initial exercise price of $0.98 per Warrant Share. The Warrants are exercisable immediately and expire ten years from the date of issuance.

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

As long as the Notes are outstanding, the Company may be required to issue additional warrants if certain events were to occur. The number and term of the new warrants that would then be issuable would only be known upon such an occurrence.

As a result of the Securities Purchase Agreements entered into in January and March 2015, the Company issued additional warrants to purchase an aggregate of 1,431,389 shares of Common Stock to Cleveland Capital and Prescott Group, in accordance with its obligations under the Purchase Agreement with the Purchasers with no consideration.

The fair value of these warrants amounted to $1,102 and was recorded as additional interest expense during the three months ended March 31, 2015.  The fair value of these warrants was determined using the Black-Scholes model with the following weighted assumptions: risk free interest rate – 1.86%, volatility – 100.24%, expected term – 9 years, expected dividends – 0%.

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

Warrants outstanding – The following table summarizes warrants to purchase common stock that are outstanding as of March 31, 2015:

	Warrants	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding at December 31, 2014	1,683,673	$0.98
Issued	3,654,785	0.72
Outstanding at March 31, 2015	5,338,458	$0.80	$717	9.36

Warrants exercisable at March 31, 2015 are:

Exercise prices	Number of shares	Remaining life (years)
$0.98	1,683,673	9.00
0.72	1,538,462	9.83
0.65	854,789	9.00
0.82	684,934	9.92
$0.73	576,600	9.00
	5,338,458

5. STOCK-BASED EMPLOYEE COMPENSATION

On February 27, 2013, the Board of Directors authorized the Company’s 2013 Equity Incentive Plan (the “Incentive Plan”), which provides for the grant of non-statutory stock options and restricted shares to eligible employees and directors of the Company.  The Incentive Plan authorizes the Company to issue up to 2,600,000 shares of Company’s common stock.  The Company issues new shares upon the exercise of stock options.  Options granted under the Incentive Plan generally expire no later than 10 years from the date of grant.  The exercise price of any option granted to a 10% stockholder may be no less than 110% of the fair value of the Company’s Common Stock on the date of grant.  As of March 31, 2015, 717,572 shares of Common Stock were available for issuance under the Incentive Plan.

The Company granted stock options to purchase approximately 430,000 shares of its Common Stock on February 10, 2015 under the Incentive Plan.   The stock options were granted to certain employees including an executive officer and members of the Board of Directors, at an exercise price of $0.79 per share, and an aggregate grant date fair value of $160.  These options become fully exercisable over a two-year period (1/3 exercisable on the grant date, 1/3 exercisable one year after the grant date and the remaining 1/3 exercisable two years after the grant date, respectively) and expire on February 10, 2025.

The fair values of options granted were estimated on the date of grant using the Black-Scholes Merton option pricing model based on the assumptions included in the table below. The fair value of the Company’s stock option awards is charged to expense over the vesting life of the underlying stock options using the straight-line method. Expected volatility is based on the historical volatility of the Company’s Common Stock. The risk-free interest rate for periods within the contractual life of the stock option award is based on the yield of U.S. Treasury bonds on the grant date with a maturity equal to the expected term of the stock option. The expected life of stock option awards granted to employees and non-employee directors is based upon the “simplified” method for “plain vanilla” options described in SEC Staff Accounting Bulletin No. 107, as amended by SEC Staff Accounting Bulletin No. 110. Forfeiture rates are based on management’s estimates.

Three months ended March 31, 2015
Expected volatility	101%
Expected dividend yield	0.00%
Weighted average risk-free interest rate	1.52%
Expected life	5.50 years
Forfeiture rate	0%

The following table summarizes activity under the Company’s stock option plans for the three months ended March 31, 2015:

	Shares (In thousands)	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	1,503	$0.85
Grants	430	0.79
Exercised	—	—
Forfeited, cancelled or expired	(128)	(0.81)
Outstanding at March 31, 2015	1,805	$0.84	9	$500

Exercisable at March 31, 2015	1,048	$0.60	9	$457

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our Common Stock on the date of determination for those awards that have an exercise price currently below the closing price.

Total stock-based compensation recorded for the three months ended March 31, 2015 and March 31, 2014 were $148 and $13, respectively, and is included in selling, general and administrative expenses.   As of March 31, 2015, the Company has approximately $318 of unrecognized stock compensation expense that will be recognized over a period of approximately 1.3 years.

6. INCOME TAXES

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

No benefit from income taxes was recorded for the three months ended March 31, 2015 and 2014, as it is more likely than not that the Company will not be able to realize its deferred tax asset.

The Company is no longer subject to examinations by income tax authorities in most jurisdictions for years prior to 2011.

7. EARNINGS (LOSS) PER SHARE

The Company computes basic Earnings (Loss) Per Share (“EPS”) based solely on the weighted average number of shares of its Common Stock outstanding during the period. Diluted EPS reflects all potential dilution of Common Stock. For the three months ended March 31, 2015 and 2014, 7,143,458 and 2,518,673, respectively, shares attributable to outstanding options and warrants, were excluded from the calculation of diluted EPS because the effect was antidilutive.

8. DISCONTINUED OPERATIONS

Discontinued operations includes the advertising media and broadcast operations and television and film production/distribution operations discontinued in June 2012 upon the sale of most of their assets during the Bankruptcy Proceedings, and the trading card and game distribution operations.

The following are the summarized results of discontinued operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Total net revenues	$—	$—
Total income	9	325
Income from discontinued operations	$9	$325

The income from discontinued operations for the three months ended March 31, 2015 was due to the reversal of prior bad debt expense and for the three months ended March 31, 2014 was primarily the result of the reversal of liabilities upon the settlement of claims.

The major classes of assets and liabilities of the discontinued operations on the balance sheet are as follows:

	March 31, 2015	March 31, 2014
ASSETS
Accounts receivable – net	$9	$4
Current assets of discontinued operations	$9	$4

LIABILITIES
Accounts payable and accrued expenses	$114	$114
Current liabilities of discontinued operations	$114	$114

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

a) TC Digital Games LLC - Noncontrolling interest of membership units in TC Digital represents the noncontrolling members’ proportionate share of the equity in the entity. Income is allocated to the membership units’ noncontrolling interest based on the ownership percentage throughout the year. As of March 31, 2015, the noncontrolling member continued to hold 45% of the equity in the entity.  There was no income or loss attributable to the noncontrolling equity interest in TC Digital that was incurred during the three months ended March 31, 2015 and 2014.

As of March 31, 2015, the loss in excess of noncontrolling interest for TC Digital absorbed by 4Kids Digital, in the aggregate, since the formation of such entity is $21,534.

b) TC Websites LLC - As of March 31, 2015, the noncontrolling member held 45% of the equity in the entity.  There was no income or loss attributable to the noncontrolling equity interest in TC Websites during the three months ended March 31, 2015 and 2014.

As of March 31, 2015, the loss in excess of noncontrolling interest for TC Websites absorbed by 4Kids Websites, in the aggregate, since the formation of such entity is $6,019.

9. LEGAL PROCEEDINGS

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

Noncontrolling interest of membership units in Pinwrest represents the minority members’ proportionate share of the equity in the entity. Income is allocated to the membership units’ minority interest based on the ownership percentage throughout the year.  The following table summarizes the noncontrolling interest’s loss attributable to the noncontrolling equity interest in Pinwrest:

	Three Months Ended March 31,
	2015	2014
Pinwrest net loss before common units’ noncontrolling interest	$(430)	$(549)
Noncontrolling interest percentage	30%	30%
Loss attributable to noncontrolling interest	$(129)	$(165)

As of March 31, 2015, the loss in excess of noncontrolling interest for Pinwrest absorbed by 4LC Technology, in the aggregate, since the formation of such entity is $2,758.

11. RELATED PARTY TRANSACTIONS

Pinwrest Development Group, LLC – 4LC Technology, wholly owned subsidiary of the Company, loaned approximately $43 to Pinwrest during the first three months of 2015 in addition to a loan of approximately $337 in the prior year.  The loan accrues interest at 10% per annum and is payable on demand.  The loan and related interest, totaling approximately $388 as of March 31, 2015, are eliminated in consolidation.

12. SUBSEQUENT EVENTS

There were no events that occurred subsequent to March 31, 2015 that required disclosure in the Company’s consolidated financial statements.

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

	Entertainment and Brand Licensing	IsoBLOX™ and Sports Licensing/ Distribution	Total
Three Months Ended March 31, 2015:
Net revenues from external customers	$68	$56	$124
Segment loss	(2,827)	(421)	(3,248)
Segment assets	1,040	2,848	3,888

2014:
Net revenues from external customers	$83	$65	$148
Reorganization items	(16)	—	(16)
Segment loss	(70)	(607)	(677)
Segment assets	2,075	2,770	4,845

Net revenues from external customers and segment loss from discontinued operations have been excluded and are disclosed in Note 8 of the notes to the Company’s consolidated financial statements.  Additionally, segment assets relating to discontinued operations of $9 and $4 for the three months ended March 31, 2015 and 2014, respectively, have also been excluded from segment reporting.

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

During 2014 and the first three months of 2015, the Company has been primarily focused on developing the IsoBLOX™ technology.  In January 2014, the Company received approval of its protective pitcher’s cap for use in Major League Baseball (“MLB”).  The Company is currently working with MLB teams to custom fit their players for the protective cap.  A significant amount of the Company resources have been deployed for product development, manufacturing and the commercial launch of the IsoBLOX™ brand at retail.  Our initial product development strategy is to design and introduce products into the sports marketplace, utilizing our patented impact protection technology.  The costs associated with the further development and launch of products could be substantial.  Provided that we generate the necessary resources, we will continue to work to refine both our technology and our product lines.

These initiatives, while important to the future of the Company, did not translate into significant revenues during the first three months of 2015.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon the success of the IsoBLOX™ products that we launch into the marketplace and upon the success of our reorganizational efforts and a number of other factors, including our ability to generate additional revenues.

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

Inventory Obsolescence - The Company reviews the carrying value of its inventory for estimated obsolete or unmarketable inventory. When the carrying value of the inventory exceeds its realizable value, the Company records an inventory write-down in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and current market conditions.  During 2014 the Company recorded a write-down of $171 to reduce the carrying value of its finished goods. If actual market conditions are less favorable than those estimated by management, additional inventory reserves may be required.

Customer Allowance - We generally maintain a customer allowance for product returns based on estimates of the amount of product to be returned by our customers which may result from expired or damaged product on delivery or for price reductions on the related sales and is based on historical patterns, analysis of market demand and/or a percentage of sales based on industry trends, and management’s evaluation of specific factors that may increase the risk of product returns. The customer allowance also provides for promotional arrangements and other adjustments taken by our customers. The calculation of the customer allowance requires estimates and involves a high degree of subjectivity and judgment. As a result of the uncertainties involved in estimating the customer allowance, there is a possibility that materially different amounts could be reported under different conditions or using different assumptions. As of March 31, 2015, our customer allowances were approximately $236, of which $233 was recorded as accrued liabilities and $3 as a reduction of accounts receivable in the accompanying consolidated balance sheet.

We evaluate our customer allowances quarterly and adjust it when events indicate that a change in estimate is appropriate. Changes in estimates could materially affect our results of operations or financial position. It is possible that we may need to adjust our estimates in future periods.

Fair Value Measurements - The fair values of the Company’s financial instruments reflect the estimates of amounts that would be received from selling an asset in an orderly transaction between market participants at the measurement date.  The fair value estimates presented in this report are based on information available to the Company as of March 31, 2015 and December 31, 2014. This topic also establishes a fair value hierarchy, which requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

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

The recorded value of certain financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, due to licensors, and accounts payable and accrued expenses approximate the fair value at March 31, 2015 and 2014 based upon the short-term nature of the assets and liabilities. For the Company’s warrant liability, fair value was estimated using a Monte Carlo Model.

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

Recently Adopted Accounting Standards - We adopted a recent amendment to authoritative guidance issued by the FASB in April 2014, Accounting Standards Update (“ASU”) No. 2014-8, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,  The standard changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has a major effect on an entity’s operations and financial results. This accounting guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale. This update had no effect on the Company’s consolidated financial position and results of operations.

Recently Issued Accounting Standards - In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which supersedes the most current revenue recognition requirements. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. This guidance is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption not permitted. We are currently evaluating the standard to determine the impact of its adoption on our consolidated financial statements.

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

In April 2015, the FASB issued an ASU which requires that debt issuance costs be presented in the balance sheet as a direct reduction to the carrying amount of the associated debt liability, consistent with debt discounts. Currently debt issuance costs are recognized as an asset. The ASU is effective for the Company in the first quarter of 2016 and is required to be applied retrospectively. Early adoption is permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenues for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Net revenues	100%	100%

Costs and expenses:
Selling, general and administrative	801	684
Cost of product sales	26	11
Total costs and expenses	827	695

Loss from operations	(727)	(595)

Warrant expense	(218)	—
Gain on sale of assets	—	152
Interest expense	(997)	(3)
Stock issuance cost	(677)	—
Total other (expense) income	(1,892)	149

Loss from continuing operations before reorganization items	(2,619)	(446)
Reorganization items	—	(11)

Loss from continuing operations	(2,619)	(457)
Income from discontinued operations	7	219
Net loss	(2,612)	(238)
Loss attributable to noncontrolling interests, continuing operations	104	112
Net loss attributable to 4Licensing Corporation	(2,508)%	(126)%

Three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

Revenues

Revenues by reportable segment and for the Company as a whole were as follows:

For the three months ended March 31, 2015 and 2014

	2015	2014	$ Change	% Change
Entertainment and Brand Licensing	$68	$83	$(15)	(18)%
IsoBLOX™ and Sports Distribution/Licensing	56	65	(9)	(14)
Total	$124	$148	$(24)	(16)%

In the Entertainment and Brand Licensing segment, the decrease in revenues for the three months ended March 31, 2015 was primarily attributable to the expiration of the licensing agreement for “Artlist’s The Dog and Friends”. The licensing agreement with the “American Kennel Club” expired on December 31, 2014 and additional licensing revenue may be generated from the “American Kennel Club” property only through June 30, 2015.

The IsoBLOX™ and Sports Distribution/Licensing segment recorded decreased revenues for the three months ended March 31, 2015 as a result of customer allowances.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 2%, or $20, to $993 for the three months ended March 31, 2015, when compared to the same period in 2014.  The decrease was primarily attributable to:

(i)	decreased general expenses of $96; and
(ii)	decreased non-option personnel costs of $77, partially offset by
(iii)	increased option expense of $135.

Cost of Product Sales

Cost of product sales increased $15 to $32 for the three months ended March 31, 2015, when compared to the same period in 2014.  The increase in 2015 was due to additional sales of the IsoBLOX™ products and additional inventory returns reserves compared to the prior-year period.

Change in fair value of warrant liability

In 2015, the Company has issued warrants to investors that were recorded as a liability (see Note 4 of the notes to the Company’s consolidated financial statements).  These warrants are recorded at fair value and re-measured at each reporting period. During the three months ended March 31, 2015, an expense of $270 was recorded in earnings for the change in the fair value of these warrants.

Gain on Sale

During the three months ended March 31, 2014, the Company realized a gain on sale of $225 from the sale of its rights to the copyright and trademark to the “Charlie Chan” live action television series.

Interest Expense

Interest expense increased $1,233 to $1,237 for the three months ended March 31, 2015, as compared to the same period in 2014, as a result of interest on outstanding debt, amortization of debt discount and issuance of warrants to purchase shares of the Company’s Common Stock (see Note 4 of the notes to the Company’s consolidated financial statements).

Stock issuance cost

As a result of the financing transaction entered into during the three months ended March 31, 2015, the Company recognized stock issuance costs of $840, representing the fair value of warrants issued to investors in excess of proceeds received.

Reorganization Items

Reorganization costs decreased 100%, or $16, to $0 during the three months ended March 31, 2015 when compared to the same period in 2014.  These costs previously included professional and consulting fees charged for services retained in connection with the Bankruptcy Cases, as well as fees paid to the Office of the United States Trustee. The decrease was due to the cessation of fees associated with bankruptcy claims.

Loss From Continuing Operations Before Income Taxes

For the three months ended March 31, 2015 and 2014

	2015	2014	$ Change	% Change
Entertainment and Brand Licensing	$(2,827)	$(70)	$(2,757)	(3,936)%
IsoBLOX™ and Sports Licensing/Distribution	(421)	(607)	186	31
Total	$(3,248)	$(677)	$(2,571)	(3,798)%

In the Entertainment and Brand Licensing segment, the increase in segment loss for the three months ended March 31, 2015, as compared to the same period in 2014, was primarily attributable to the issuance of warrants in the first quarter of 2015 to purchase shares of the Company’s Common Stock as well as the absence of nonrecurring income from the sale of the Company’s rights to the Charlie Chan Property to Twentieth Century Fox in the first quarter of 2014.

In the IsoBLOX™ and Sports Distribution/Licensing segment, the decrease in segment loss for the three months ended March 31, 2015, as compared to the same period in 2014, was primarily attributable to the reduction in the allocation of personnel costs and management fees as well as decreased legal fees.

Income Taxes

The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. The Company records a valuation allowance when it is more likely than not that all or some portion of the deferred tax assets will not be realized. In view of the level of deferred tax assets as of March 31, 2015, and the Company’s historical losses from operations, the Company has determined that a full valuation allowance against its net deferred tax assets is required.

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

No benefit from income taxes was recorded for the three months ended March 31, 2015 and 2014, as it is more likely than not that the Company will not be able to realize its deferred tax assets.

The Company files in multiple tax jurisdictions and from time to time is subject to audit in certain tax jurisdictions.  The Company is no longer subject to examinations by income tax authorities in most jurisdictions for years prior to 2011.

Loss from Continuing Operations

As a result of the above, the Company had a loss from continuing operations for the three months ended March 31, 2015 of $3,248, as compared to a loss from continuing operations for the three months ended March 31, 2014 of $677.

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

The results of operations for those terminated operations, which constituted the advertising media and broadcast segment, television and film production/distribution segment and the trading card and game distribution segment, are reported as discontinued operations.

Additionally, effective September 30, 2010, the Company terminated the operations of TC Digital and TC Websites.  The results of operations attributable to those entities are reported in the Company’s consolidated financial statements as discontinued operations (see Note 8 of the notes to the Company’s consolidated financial statements).

The following are the summarized results of discontinued operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Total net revenues	$—	$—
Total income	9	325
Income from discontinued operations	$9	$325

The income from discontinued operations for the three months ended March 31, 2015 was the result of the recovery of a bad debt.  The income from discontinued operations for the three months ended March 31, 2014 was primarily the result of the reversal of liabilities upon the settlement of claims.

Liquidity and Capital Resources

Financial Condition

Cash and cash equivalents as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014	$ Change

Cash and cash equivalents	$428	$235	$193

On January 30, 2015, the Company entered into a Securities Purchase Agreement with the Leslie G. Rudd Living Trust, pursuant to which the Company (i) agreed to issue to the Trust (a) 769,231 shares of its Common Stock, and (b) warrants to purchase up to an additional 1,538,462 shares of Common Stock at an exercise price of $0.72 per share for an aggregate purchase price of $500 and (ii) granted the Trust an option, which expires on January 30, 2025, to purchase in one or more transactions up to an additional (a) 6,923,077 shares of Common Stock and (ii) warrants to purchase up to an additional 6,923,077 shares of Common Stock at the Exercise Price for an aggregate purchase price of $4,500 in one or more transactions.

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

On March 4, 2015, the Company entered into a Securities Purchase Agreement with certain purchasers, pursuant to which the Company (i) agreed to issue to Buyers, in the aggregate, (a) 342,467 shares of its Common Stock, and (b) warrants to purchase up to an additional 684,934 shares of Common Stock at an exercise price of $0.82 per share for an aggregate purchase price of $250.

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

The substantial loss from operations incurred in recent years, the Company’s limited liquidity as of March 31, 2015, the costs associated with the further development and launch of products, which could be substantial, and the loan obligation maturing in March 2016, taken together, raise substantial doubt about the Company’s ability to continue as a going concern. The report of the independent registered public accounting firm on the Company’s financial statements for the year ended December 31, 2014 contains an explanatory paragraph referring to a substantial doubt concerning the Company’s ability to continue as a going concern.

The Company will consider all alternatives available to generate additional cash to fund its operations, including, but not limited to sales of assets, issuance of equity or debt securities, and third-party arrangements. There can be no assurance that any of these alternatives will generate additional cash.

Sources and Uses of Cash

Cash flows for the three months ended March 31, 2015 and 2014 were as follows:

Sources (Uses)	2015	2014
Operating Activities	$(606)	$(693)
Investing Activities	—	—
Financing Activities	799	1,804

Working capital deficit, consisting of current assets less current liabilities, was $1,025 as of March 31, 2015 and $45 as of December 31, 2014.

Operating Activities
2015
Net cash used in operating activities for the three months ended March 31, 2015 of $606 primarily reflects the funding of the Company’s operations.

2014
Net cash used in operating activities for the three months ended March 31, 2014 of $693 primarily reflects the purchase of inventory and the funding of the Company’s operations.

Investing Activities
2015
There was no net cash used in or provided by investing activities for the three months ended March 31, 2015.

2014
There was no net cash used in or provided by investing activities for the three months ended March 31, 2014.

Financing Activities
2015
Net cash provided by financing activities for the three months ended March 31, 2015 of $799 primarily reflects the proceeds from issuance of Common Stock and Warrants in January and March 2015.

2014
Net cash provided by financing activities for the three months ended March 31, 2014 of $1,804 primarily reflects the capital contribution from the noncontrolling interests in Pinwrest of $150 and proceeds from the issuance of the Note of $1,650.

Forward Looking Information and Risk Factors That May Affect Future Results

This Quarterly Report on Form 10-Q, including the section titled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements that relate to future events or our future financial performance. We may also make written and oral forward-looking statements in our Securities and Exchange Commission (“SEC”) filings and otherwise. We have tried, where possible, to identify such statements by using words such as “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “project,” “plan” and similar expressions in connection with any discussion of future operating or financial performance. Any forward-looking statements are and will be based upon our then-current expectations, estimates and assumptions regarding future events and are applicable only as of the dates of such statements. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements. Such risks and uncertainties include our ability to generate sufficient cash flow to operate as a going concern, including our ability to successfully derive significant product revenue from the sale of IsoBLOX™ related products; our ability to raise additional capital; and those other risks and uncertainties described in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC, as well as other factors. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

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

We completed an evaluation under the supervision and with participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer has concluded that as of March 31, 2015, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the first quarter of 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” of the Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Annual Report”), which could materially affect our business, financial condition or future results.  The risks described in the 2014 Annual Report are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently do not consider material also may materially adversely affect our business, financial condition and/or operating results.  There have been no material changes from the risk factors disclosed in the 2014 Annual Report.

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

4Licensing Corporation

Date: May 15, 2015

By: /s/ Bruce R. Foster
Bruce R. Foster,
Chief Executive Officer
Executive Vice President
and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

EXHIBIT INDEX

2.1	Confirmation Order, dated December 13, 2012. (1)

2.2	Debtors’ Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code. (1)

2.3	Plan Supplement. (1)

4.1	Form of Common Stock Certificate of 4Licensing Corporation. (2)

4.2	Form of Promissory Note. (3)

4.3	Form of Warrant. (3)

4.4	Warrant, dated as of January 30, 2015. (4)

4.5	Form of Warrant. (5)

10.9	Securities Purchase Agreement, dated as of January 30, 2015, by and among 4Licensing Corporation and the Leslie G. Rudd Living Trust. (4)

10.10	Securities Purchase Agreement, dated as of March 4, 2015, by and among 4Licensing Corporation and the purchasers signatory thereto. (5)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

(1)	Incorporated by reference to Current Report on Form 8-K dated December 19, 2012 (File No. 001-16117).

(2)	Incorporated by reference to Registration Statement on Form S-8 dated March 8, 2013 (Registration No. 333-187121).

(3)	Incorporated by reference to Current Report on Form 8-K dated March 28, 2014 (File No. 001-16117).

(4)	Incorporated by reference to Current Report on Form 8-K dated February 2, 2015 (File No. 001-16117).

(5)	Incorporated by reference to Current Report on Form 8-K dated March 10, 2015 (File No. 001-16117).