Form 10-Q
period 2015-09-30
4Licensing Corp
filed 2015-11-13
CIK 58592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to ___________

Commission file number 0-7843

4Licensing Corporation
(Exact name of registrant as specified in its charter)

Delaware	13-2691380
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 Penn Plaza
New York, New York  10001
 (646) 931-1022
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.     Yes ☒     No ☐

As of November 13, 2015, the number of shares outstanding of the common stock of 4Licensing Corporation, par value $.01 per share, was 14,978,308.

4Licensing Corporation and Subsidiaries

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.
4LICENSING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2015 and DECEMBER 31, 2014
(In thousands, except share data)
	September 30,	December 31,
	2015	2014
ASSETS:	(Unaudited)
Current assets:
Cash and cash equivalents	$37	$235
Accounts receivable - net	54	196
Inventories - net	541	680
Prepaid expenses and other current assets	144	187
Current assets of discontinued operations	—	4
Total current assets	776	1,302

Property and equipment - net	29	38
Intangible assets - net	1,733	1,839
Other assets - net	113	411
Total assets	$2,651	$3,590

LIABILITIES AND (DEFICIT) EQUITY:
Liabilities not subject to compromise:
Current liabilities:
Due to licensors	$424	$279
Accounts payable and accrued expenses	1,468	954
Promissory notes-related party, net of discount of $28	217	—
Current liabilities of discontinued operations	92	114
Total current liabilities	2,201	1,347
Promissory notes-related party, net of discount of $281 and $710 at September 30, 2015 and December 31, 2014, respectively	1,219	940
Derivative warrant liability	466	—
Long-term payable	—	22
Total liabilities	3,886	2,309

Commitments and contingencies
4Licensing Corporation shareholders’ equity
Preferred stock, $.01 par value - authorized 3,000,000 shares; none issued	—	—
Common stock, $.01 par value - authorized 40,000,000 shares; issued 17,102,195 and 15,916,308 shares; outstanding 14,978,308 and 13,792,421 shares at September 30, 2015 and December 31, 2014, respectively	171	159
Additional paid-in capital	72,480	71,062
Accumulated deficit	(21,169)	(17,641)
	51,482	53,580
Less cost of 2,123,887 treasury shares at September 30, 2015 and December 31, 2014	(36,488)	(36,488)
Total equity of 4Licensing Corporation shareholders	14,994	17,092
Noncontrolling interests (includes discontinued operations of $(16,177) at September 30, 2015 and December 31, 2014)	(16,229)	(15,811)
Total (deficit) equity	(1,235)	1,281
Total liabilities and (deficit) equity	$2,651	$3,590

See notes to consolidated financial statements.

4LICENSING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(In thousands, except share and per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net revenues:
Service revenue	$27	$162	$205	$645
Product revenue	62	17	192	328
Total net revenues	89	179	397	973

Costs and expenses:
Selling, general and administrative	986	893	2,869	3,365
Cost of product sales	23	8	224	185
Total costs and expenses	1,009	901	3,093	3,550

Loss from operations	(920)	(722)	(2,696)	(2,577)
Other income (expense):
Change in fair value of derivative warrant liability	508	—	1,124	—
Gain on settlement of claims	—	—	—	1,607
Gain on sale of assets	—	27	—	270
Interest expense	(176)	(111)	(1,570)	(214)
Stock issuance cost	—	—	(840)	—
Total other income (expense)	332	(84)	(1,286)	1,663

Loss from continuing operations before reorganization items	(588)	(806)	(3,982)	(914)
Reorganization items	—	(9)	—	(42)

Loss from continuing operations	(588)	(815)	(3,982)	(956)
Income from discontinued operations	22	60	31	385
Net loss	(566)	(755)	(3,951)	(571)
Loss attributable to noncontrolling interests, continuing operations	126	177	423	535
Net loss attributable to 4Licensing Corporation	$(440)	$(578)	$(3,528)	$(36)

Per share amounts:
Basic and diluted (loss) earnings per share attributable to 4Licensing Corporation common shareholders
Continuing operations	$(0.03)	$(0.05)	$(0.24)	$(0.03)
Discontinued operations	—	0.01	—	0.03
Basic and diluted loss per share attributable to 4Licensing Corporation common shareholders	$(0.03)	$(0.04)	$(0.24)	$(0.00)

Weighted average common shares outstanding – basic	14,962,993	13,738,773	14,770,984	13,727,812

Weighted average common shares outstanding – diluted	14,962,993	13,738,773	14,770,984	13,727,812

See notes to consolidated financial statements.

4LICENSING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
NINE MONTHS ENDED SEPTEMBER 30, 2015 (UNAUDITED)
(In thousands)

	4Licensing Corporation Shareholders’
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Less Treasury Stock	Total Equity of 4Licensing Corporation Shareholders	Non- controlling Interests	Total Equity (Deficit)
	Shares	Amount

BALANCE, DECEMBER 31, 2014	15,916	$159	$71,062	$(17,641)	$(36,488)	$17,092	$(15,811)	$1,281
Capital contribution from noncontrolling interest	—	—	—	—	—	—	5	5
Stock-based compensation expense	—	—	257	—	—	257	—	257
Exercise of stock options	74	1	21	—	—	22	—	22
Warrants issued in connection with debt agreement	—	—	1,102	—	—	1,102	—	1,102
Issuance of common stock and warrants to investors	1,112	11	739	—	—	750	—	750
Stock issuance cost			(750)			(750)		(750)
Shareholder settlement	—	—	49	—	—	49	—	49
Net loss	—	—	—	(3,528)	—	(3,528)	(423)	(3,951)
BALANCE, SEPTEMBER 30, 2015	17,102	$171	$72,480	$(21,169)	$(36,488)	$14,994	$(16,229)	$(1,235)

See notes to consolidated financial statements.

4LICENSING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(In thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(3,951)	$(571)
Income from discontinued operations	(31)	(385)
Loss from continuing operations	(3,982)	(956)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	115	122
Provision for returns and allowances	(9)	—
Loss on disposal of property and equipment	—	1
Non-cash interest expense, including amortization of discount on notes payable and warrants	1,503	167
Non-cash stock issuance cost	840	—
Share-based compensation	257	399
Change in fair value of derivative warrant liability	(1,124)	—
Gain on sale of assets	—	(270)
Inventory writedown	146	63
Changes in operating assets and liabilities:
Inventories - net	(7)	(689)
Accounts receivable	151	184
Prepaid expenses and other current assets	43	11
Other assets – net	298	36
Due to licensors	145	47
Accounts payable and accrued expenses	514	(1,056)
Deferred revenue	—	(7)
Long-term payable	(22)	9
Net cash used in continuing operating activities	(1,132)	(1,939)
Net cash provided (used) by discontinued operating activities	13	(118)
Net cash used in operating activities	(1,119)	(2,057)

Cash flows from investing activities:
Proceeds from sale of certain assets	—	270
Purchase of property and equipment	—	(19)
Net cash provided by investing activities	—	251

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	750	—
Proceeds from shareholder settlement	49	—
Proceeds from short-term debt	95	—
Capital contribution from noncontrolling interests	5	630
Proceeds from long-term debt	—	1,650
Proceeds from exercise of stock options	22	12
Net cash provided by financing activities	921	2,292

Net (decrease) increase in cash and cash equivalents	(198)	486
Cash and cash equivalents, beginning of period	235	356
Cash and cash equivalents, end of period	$37	$842

Supplemental schedule of non-cash financing activities
Warrants issued in connection with debt	$—	$979
Stock issuance cost recorded in equity	$750	$—

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

Liquidity and Going Concern – Since emerging from bankruptcy, the Company has incurred substantial net losses and has used substantial amounts of cash in its operating activities.  In 2014 and continuing into 2015 the Company issued debt and equity securities to fund its operations.  There is no assurance the Company will be able to sell additional securities at all or on terms acceptable to the Company.

As a result of the bankruptcy proceedings and despite the $845 proceeds from the issuance of promissory notes, shares of common stock and warrants during the nine months ended September 30, 2015 (see Note 4 of the notes to the Company’s consolidated financial statements) and $200 proceeds from the issuance of a promissory note and warrants in October 2015 (see Note 12 of the notes to the Company’s consolidated financial statements), the Company’s overall cash position as of September 30, 2015 provides only limited liquidity to fund the Company’s day-to-day operations.

The Company will consider all alternatives available to generate additional cash to fund its operations, including, but not limited to sales of assets, issuance of equity or debt securities, and other third party arrangements.  There can be no assurance that any of these alternatives will generate additional cash.

The Company’s consolidated financial statements have been prepared assuming that it will be able to continue to operate as a going concern.  The substantial loss from operations incurred in recent years, the Company’s limited liquidity as of September 30, 2015, the costs associated with the further development and launch of products, which could be substantial, and the loan obligations maturing in March 2016 and December 2016, taken together, raise substantial doubt about the Company’s ability to continue as a going concern.  The report of the independent registered public accounting firm on the Company’s financial statements for the year ended December 31, 2014 contains an explanatory paragraph referring to a substantial doubt concerning the Company’s ability to continue as a going concern.

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

Discontinued Operations - The liabilities from discontinued operations represent mostly remaining obligation of entities whose operations were terminated in 2012 and 2010 and which the Company is in the process of settling.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The consolidated financial statements, except for the December 31, 2014 consolidated balance sheet, are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014 presented in our Annual Report on Form 10-K. The consolidated balance sheet as of December 31, 2014 was derived from the audited consolidated balance sheet contained in our Annual Report on Form 10-K.  All significant intercompany accounts and transactions have been eliminated.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position of the Company as of September 30, 2015 and December 31, 2014, and the results of operations for the three and nine months ended September 30, 2015 and 2014, and changes in equity (deficit) for the nine months ended September 30, 2015 and cash flows for the nine months ended September 30, 2015 and 2014. Because of the inherent seasonality and changing trends of the youth oriented market, sports and specialty brands, operating results for the Company on a quarterly basis may not be indicative of operating results for the full year.

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

Product revenues: Product revenues are recognized when delivery has occurred and the risk of loss has passed to the customer. This generally occurs upon shipment of goods to customers, except when shipping terms dictate otherwise, when estimates of the promotional arrangements, returns and other potential adjustments are reasonably determinable, collection is reasonably assured and the Company has no further performance obligation. The Company records shipping and handling billed to a customer in a sales transaction as revenue, while the costs incurred for shipping and handling are recorded in cost of product sales in the accompanying consolidated statement of operations. Product revenues are typically subject to agreement with customers which may allow for certain rights of return, promotional arrangements and other potential adjustments. These adjustments are calculated when we recognize revenues and are generally recorded as a reduction of the revenues and accounts receivable, unless the receivable has been collected and the liability still exist, at which point it is recorded as an accrued expense.  At both September 30, 2015 and December 31, 2014, the Company had approximately $213 of customers’ allowances included in Accounts payable and accrued expenses.

Property and Equipment – Property and equipment are carried at cost, net of accumulated depreciation and amortization. Depreciation is calculated on the straight-line method based on the estimated useful lives of the assets, which range from three to ten years. Costs associated with the repair and maintenance of property are expensed as incurred.

Impairment Of Long-Lived And Intangible Assets – The Company assesses the recoverability of long-lived assets for which an indication of impairment exists. The recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. Fair value of long-lived assets is determined using the expected cash flows discounted at a rate commensurate with the risk involved.  At September 30, 2015, the Company believes that the future cash flows to be received from the remaining long-lived assets will exceed the respective assets’ carrying value and, accordingly, has not recorded any impairment losses.

Cash and Cash Equivalents – The Company considers all highly liquid assets, having an original maturity of less than three months, to be cash equivalents.  Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits.  The Company believes it is not exposed to any significant credit risk of cash and cash equivalents.  All of the Company’s non-interest bearing cash balances are insured at September 30, 2015 up to $250 per depositor at each financial institution, and our non-interest bearing cash balances may exceed federally insured limits.

Fair Value Measurements – The fair values of the Company’s financial instruments reflect the estimates of amounts that would be received from selling an asset in an orderly transaction between market participants at the measurement date.  The fair value estimates presented in this report are based on information available to the Company as of September 30, 2015 and December 31, 2014.

The carrying values of cash and cash equivalents, accounts receivable, due to licensors, accounts payable and accrued expenses approximate fair value.  The authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) includes a fair value hierarchy based on three levels of inputs, the first two of which are considered observable and the last of which is considered unobservable, that may be used to measure fair value. The three levels are the following:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•	Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amount
	Level 1	Level 2	Level 3	September 30, 2015	December 31, 2014

Financial instruments:
Derivative warrant liability	$—	$—	$466	$466	$—

The following table summarizes the activity for financial instruments at fair value using Level 3 inputs:

Balance at December 31, 2014	$—
Issuance of warrants	1,590
Change in fair value recorded in earnings	(1,124)
Balance at September 30, 2015	$466

Inventories – Inventories are stated at the lower of cost or market. The inventory balance of $541 and $680 at September 30, 2015 and December 31, 2014, respectively, consists of finished goods of $9 and $145 and raw materials of $532 and $535, respectively, related to the IsoBLOX™ and Sports Distribution/Licensing segment.  During the nine months ended September 30, 2015 and 2014, the Company wrote-down the carrying value of finished goods, to their realizable value, by $146 and $63, respectively.

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

Participation Advances – Participation advances, which primarily consist of contractual costs incurred by the Company for which it will receive reimbursement from the licensor, were $0 and $287 as of September 30, 2015 and December 31, 2014 and were included in “other assets” on the consolidated balance sheet.

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

3. INTANGIBLE ASSETS

Intangible assets primarily consists of a patent for the IsoBLOX™ technology, which was acquired in February 2013 for a purchase price of $2,100.  The intangible assets are being amortized over a fifteen-year period on a straight-line basis.  Amortization expense of $35 and $105 has been recorded in Selling, General and Administrative expenses for the three and nine months ended September 30, 2015 and 2014, respectively. The net carrying value of the intangible assets as of September 30, 2015 and December 31, 2014 was $1,733 and $1,839, respectively.

4. DEBT AND EQUITY FINANCINGS

Equity Financing – On January 30, 2015, the Company entered into a Securities Purchase Agreement (the “Rudd Purchase Agreement”) with the Leslie G. Rudd Living Trust (the “Trust”), pursuant to which the Company (i) agreed to issue to the Trust (a) 769,231 shares (the “Initial Shares”) of its Common Stock, and (b) warrants (the “Initial Warrants”) to purchase up to an additional 1,538,462 shares of Common Stock at an exercise price of $0.72 per share (the “Exercise Price”) for an aggregate purchase price of $500 (the “Initial Offering”) and (ii) granted the Trust an option, which expires on January 30, 2025, to purchase in one or more transactions up to an additional (a) 6,923,077 shares (the “Option Shares”) of Common Stock and (b) warrants (the “Option Warrants”) to purchase up to an additional 6,923,077 shares of Common Stock at the Exercise Price for an aggregate purchase price of $4,500 in one or more transactions.  On September 11, 2015, the Trust, among other things, waived its option to purchase the Option Shares and Option Warrants. The Initial Warrants are exercisable immediately and expire ten years from the date of issuance.  On January 30, 2015, the Initial Offering closed and the Company issued and sold to Buyer the Initial Shares and the Initial Warrants and received $500.

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

At September 30, 2015, the Liability Warrants were re-measured at their fair value, using a Monte Carlo simulation, resulting in a fair value of $466.  The decrease in fair value was recorded in earnings and amounted to $508 and $1,124 during the three and nine months ended September 30, 2015, respectively.

The following assumptions were used in a Monte Carlo simulation to value the Liability Warrants at the time of issuance and the reporting date:

Initial Warrants	Fair Value Measurements Using Inputs
	January 30, 2015	September 30, 2015

Stock price	$0.70	$0.25
Exercise price	$0.72	$0.72
Term (years)	10	9.34
Dividend yield	—%	—%
Expected volatility	100%	100%
Risk-free interest rate	1.67%	2.04%

March 2015 Warrants	Fair Value Measurements Using Inputs
	March 4, 2015	September 30, 2015

Stock price	$1.00	$0.25
Exercise price	$0.82	$0.82
Term (years)	10	9.43
Dividend yield	—%	—%
Expected volatility	100%	100%
Risk-free interest rate	2.10%	2.04%

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

The 1,683,673 Warrants issued with the Notes were valued at approximately $1.43 per warrant using the Black-Scholes model at March 25, 2014. The relative fair value of the Warrants of $979 was recorded as a component of stockholders’ equity with the offset recorded as a discount on the Notes and included as a component of long-term debt in the accompanying consolidated balance sheet as of December 31, 2014. The fair value of the Warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 2.75%, volatility – 100.00%, expected term – 10 years, expected dividends – 0%. The debt discount related to the Warrants is being amortized over a two-year period (through maturity) using the effective interest method.  Interest expense related to the amortization of the debt discount for the three and nine months ended September 30, 2015 was approximately $153 and $401, respectively, and for the three and nine months ended September 30, 2014 was $89 and $167, respectively.

The Notes accrue interest at a rate of 5.0% per year from and after the date of issuance of such Note, payable quarterly.  The interest paid to related parties was $21 and $41 for the three and nine months ended September 30, 2015, respectively.  The Notes provide for customary events of default, including nonpayment, certain events of bankruptcy or failure to comply with covenants or other agreements.  The Notes will mature on March 25, 2016, except the Prescott Group Note whose maturity date was amended in October 2015 to December 31, 2016 (see Note 12).  The Warrants have an initial exercise price of $0.98 per Warrant Share. The Warrants are exercisable immediately and expire ten years from the date of issuance.

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

As long as the Notes are outstanding, the Company is required to issue additional warrants if certain events were to occur.

As a result of the Securities Purchase Agreements entered into in January and March 2015, the Company issued additional warrants to purchase an aggregate of 1,431,389 shares of Common Stock to Cleveland Capital and Prescott Group, in accordance with its obligations under the Purchase Agreement with the Purchasers with no consideration.

The fair value of these warrants amounted to $1,101 and was recorded as additional interest expense during the nine months ended September 30, 2015.  The fair value of these warrants was determined using the Black-Scholes model with the following weighted assumptions: risk free interest rate – 1.86%, volatility – 100.24%, expected term – 9 years, expected dividends – 0%.

Wade Massad, one of the Company’s former directors, is the Co-Founder and Co-Managing Member of Cleveland Capital Management, L.L.C., which is the General Partner of Cleveland Capital. Cleveland Capital beneficially owns more than 5% of the Common Stock of the Company.  Duminda DeSilva, one of the Company’s former directors, was previously a Managing Director at Prescott Group Capital Management, L.L.C., an affiliate of Prescott Group, which beneficially owns more than 5% of the Common Stock of the Company. Effective November 10, 2014, Mr. DeSilva was no longer employed with the Prescott Group.

On July 8, 2015, the Company issued a Senior Secured Promissory Note (the “Rudd Note”) to the Leslie G. Rudd Living Trust, which beneficially owns more than 5% of the Common Stock of the Company, in the principal amount of $95.  Interest accrues on the Rudd Note at an annual rate of 5.00% and is due and payable on the first business day of each fiscal quarter commencing in the third quarter of 2015.  The Rudd Note is collateralized by a senior security interest in substantially all of the Company’s assets, subject to certain exceptions (including any equity interest in Pinwrest) and will mature on March 1, 2016. The Rudd Note may also be mandatorily prepaid if certain funds are received through a distribution or advance repayment from Pinwrest.

Warrants outstanding – The following table summarizes warrants to purchase common stock that are outstanding as of September 30, 2015:

	Warrants	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding at December 31, 2014	1,683,673	$0.98	$—	8.50
Issued	3,654,785	0.72	—	9.02
Outstanding at September 30, 2015	5,338,458	$0.80	$—	8.86

Warrants exercisable at September 30, 2015 are:

Exercise prices	Number of shares	Remaining life (years)
$0.98	1,683,673	8.50
0.72	1,538,462	9.33
0.65	854,789	8.50
0.82	684,934	9.42
0.73	576,600	8.50
	5,338,458

5. STOCK-BASED COMPENSATION

On February 27, 2013, the Board of Directors authorized the Company’s 2013 Equity Incentive Plan (the “Incentive Plan”), which provides for the grant of non-statutory stock options and restricted shares to eligible employees and directors of the Company.  The Incentive Plan authorizes the Company to issue up to 2,600,000 shares of Company’s Common Stock.  The Company issues new shares upon the exercise of stock options.  Options granted under the Plan generally expire no later than 10 years from the date of grant.  The exercise price of any option granted to a 10% stockholder may be no less than 110% of the fair value of the Company’s common stock on the date of grant. As of September 30, 2015, 1,260,050 shares of Common Stock were available for issuance under the Incentive Plan.

The Company granted stock options to purchase approximately 840,000 shares of its common stock on April 30, 2014 under the Incentive Plan.   The stock options were granted to certain employees, including an executive officer and members of the Board of Directors, at an exercise price of $1.44 per share, and a grant date fair value of $736.  These options become fully exercisable over a two-year period (1/3 exercisable on the grant date, 1/3 exercisable one year after the grant date and the remaining 1/3 exercisable two years after the grant date, respectively) and expire on April 30, 2024.

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

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Expected volatility	101%	79%
Expected dividend yield	0.00%	0.00%
Weighted average risk-free interest rate	1.52%	1.81%
Expected life	5.50 years	5.50 years
Forfeiture rate	0%	0%

	Stock Options (In thousands)	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	1,503	$0.85
Grants	430	0.79
Exercised	(74)	(0.30)
Forfeited, cancelled or expired	(671)	0.92
Outstanding at September 30, 2015	1,188	$0.82	6	$—

Exercisable at September 30, 2015	927	$0.76	5	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our Common Stock on the date of determination for those awards that have an exercise price currently below the closing price.  During the nine months ended September 30, 2015 and 2014, there were 74,189 and 28,934 stock options exercised under the Incentive Plan with an intrinsic value of $19 and $25, respectively.

Total stock-based compensation recorded for the three and nine months ended September 30, 2015 was $13 and $257, respectively, and for the three and nine months ended September 30, 2014 was $76 and $399, respectively, and is included in selling, general and administrative expenses.  As of September 30, 2015, the Company has approximately $116 of unrecognized stock-based compensation expense that will be recognized over a period of approximately 1 year.

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

No benefit from income taxes was recorded for the three and nine months ended September 30, 2015 and 2014 as it is more likely than not that the Company will not be able to realize its deferred tax asset.

The Company is no longer subject to examinations by income tax authorities in most jurisdictions for years prior to 2012.

7. EARNINGS (LOSS) PER SHARE

The Company computes basic Earnings (Loss) Per Share (“EPS”) based solely on the weighted average number of shares of its Common Stock outstanding during the period. Diluted EPS reflects all potential dilution of Common Stock. For the three and nine months ended September 30, 2015, 4,303,395 shares attributable to outstanding options and equity warrants and 2,223,396 shares attributable to Liability Warrants were excluded from the calculation of diluted EPS because the effect was antidilutive. For the three and nine months ended September 30, 2014, 3,424,739 shares attributable to outstanding options and equity warrants, were excluded from the calculation of diluted EPS because the effect was antidilutive.

8. DISCONTINUED OPERATIONS

Discontinued operations includes the advertising media and broadcast operations and television and film production/distribution operations discontinued in June 2012 upon the sale of most of their assets during the Bankruptcy Proceedings, and the trading card and game distribution operations.

The following are the summarized results of discontinued operations for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenues	$—	$—	$—	$—
Total income	22	60	31	385
Income from discontinued operations	$22	$60	$31	$385

The income from discontinued operations for the nine months ended September 30, 2015 and 2014 was primarily the result of the reversal of liabilities upon the settlement of claims.

The major classes of assets and liabilities of the discontinued operations on the balance sheet are as follows:

	September 30, 2015	December 31, 2014
ASSETS
Accounts receivable – net	$—	$4
Current assets of discontinued operations	$—	$4

LIABILITIES
Accounts payable and accrued expenses	$92	$114
Current liabilities of discontinued operations	$92	$114

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

a) TC Digital Games LLC - Noncontrolling interest of membership units in TC Digital represents the noncontrolling members’ proportionate share of the equity in the entity. Income is allocated to the membership units’ noncontrolling interest based on the ownership percentage throughout the year. As of September 30, 2015, the noncontrolling member continued to hold 45% of the equity in the entity.  There was no income or loss attributable to the noncontrolling equity interest in TC Digital that was incurred during the three and nine months ended September 30, 2015 and 2014.

As of September 30, 2015, the loss in excess of noncontrolling interest for TC Digital absorbed by 4Kids Digital, in the aggregate, since the formation of such entity is $21,534.

b) TC Websites LLC - As of September 30, 2015, the noncontrolling member held 45% of the equity in the entity.  There was no income or loss attributable to the noncontrolling equity interest in TC Websites during the three and nine months ended September 30, 2015 and 2014.

As of September 30, 2015, the loss in excess of noncontrolling interest for TC Websites absorbed by 4Kids Websites, in the aggregate, since the formation of such entity is $6,019.

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

Noncontrolling interest of membership units in Pinwrest represents the minority members’ proportionate share of the equity in the entity. Income is allocated to the membership units’ minority interest based on the ownership percentage throughout the year.  The following table summarizes the noncontrolling interest’s loss attributable to the noncontrolling equity interest in Pinwrest:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Pinwrest net loss before common units’ noncontrolling interest	$(419)	$(591)	$(1,410)	$(1,785)
Noncontrolling interest percentage	30%	30%	30%	30%
Loss attributable to noncontrolling interest	$(126)	$(177)	$(423)	$(535)

11. RELATED PARTY TRANSACTIONS

Pinwrest Development Group, LLC – 4LC Technology, wholly owned subsidiary of the Company, loaned approximately $603 to Pinwrest during the first nine months of 2015 in addition to a loan of approximately $337 in the prior year.  The loan accrues interest at 10% per annum and is payable on demand.  The loan and related interest, totaling approximately $978 as of September 30, 2015, are eliminated in consolidation.

12. SUBSEQUENT EVENTS

On October 23, 2015, the Company entered into an amendment (including the related Security Agreement, the “Amendment”) to the promissory note (the “Old Prescott Note”) previously issued to Prescott Group pursuant to the Purchase Agreement. Pursuant to the Amendment, the Company and the Guarantors granted Prescott Group a security interest in substantially all of the Company’s and the Guarantors’ assets, subject to certain exceptions (including any equity interest in Pinwrest), and agreed to certain limitations on the sale or transfer of and the ability to incur liens on certain assets of the Company and the Guarantors. In exchange, Prescott Group agreed to (i) extend the maturity date of the Old Prescott Note from March 25, 2016 to December 31, 2016 and (ii) remove the prepayment penalty under the Old Prescott Note that required the Company, in the event that it elected to repay the Old Prescott Note prior to December 31, 2016, to pay 125% of the entire outstanding principal balance of the Old Prescott Note, plus any and all unpaid accrued interest thereon to, but excluding, the date of such prepayment.

Additionally, on October 23, 2015, the Company and the Guarantors issued Prescott Group (i) a Senior Secured Promissory Note (the “New Prescott Note”) and (ii) warrants to purchase up to an aggregate of 800,000 shares of the Company’s Common Stock for an aggregate purchase price of $200,000. The warrants have an initial exercise price of $0.25 per share, are exercisable immediately and expire on March 25, 2024. In connection with the issuance of these warrants, both Prescott Group and Cleveland Capital agreed to waive their right to receive additional warrants of the Company pursuant to their rights under the Purchase Agreement.

The New Prescott Note matures on December 31, 2016 and accrues interest at a rate of 5% per year which is due and payable on the first business day of each fiscal quarter commencing in the first quarter of 2016. The New Prescott Note may be prepaid at any time without prepayment penalty or premium. If the New Prescott Note is not repaid in full by December 31, 2016, Prescott Group may elect to receive all or a portion of such repayment in shares of Common Stock.

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

	Entertainment and Brand Licensing	IsoBLOX™ and Sports Licensing/ Distribution	Total
Three Months Ended September 30, 2015:
Net revenues from external customers	$27	$62	$89
Segment loss	(186)	(402)	(588)

2014:
Net revenues from external customers	$149	$30	$179
Reorganization items	(9)	—	(9)
Segment loss	(189)	(626)	(815)

Nine Months Ended September 30, 2015:
Net revenues from external customers	$205	$192	$397
Segment loss	(2,609)	(1,373)	(3,982)
Segment assets	254	2,397	2,651

2014:
Net revenues from external customers	$611	$362	$973
Reorganization items	(42)	—	(42)
Segment income (loss)	910	(1,866)	(956)
Segment assets	1,000	3,235	4,235

Segment income from discontinued operations has been excluded and is disclosed in Note 8 of the notes to the Company’s consolidated financial statements.  Additionally, segment assets relating to discontinued operations of $1 at September 30, 2014, has also been excluded from segment reporting.

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

During 2014 and the first nine months of 2015, the Company has been primarily focused on developing the IsoBLOX™ technology. In January 2014, the Company received approval of its protective pitcher’s cap for use in Major League Baseball (“MLB”). The Company is currently working with MLB teams to custom fit their players for the protective cap. A significant amount of the Company resources have been deployed for product development, manufacturing and the commercial launch of the IsoBLOX™ brand at retail. Our initial product development strategy is to design and introduce products into the sports marketplace, utilizing our patented impact protection technology. The costs associated with the further development and launch of products could be substantial. Provided that we generate the necessary resources, we will continue to work to refine both our technology and our product lines.

These initiatives, while important to the future of the Company, did not translate into significant revenues during the first nine months of 2015. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the success of the IsoBLOX™ products that we launch into the marketplace and upon the success of our reorganizational efforts and a number of other factors, including our ability to generate additional revenues.

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

As a result of the bankruptcy proceedings and despite the $845 proceeds from the issuance of promissory notes, shares of common stock and warrants during the nine months ended September 30, 2015 (see Note 4 of the notes to the Company’s consolidated financial statements) and $200 proceeds from the issuance of a promissory note and warrants in October 2015 (see Note 12 of the notes to the Company’s consolidated financial statements), the Company’s overall cash position as of September 30, 2015 provides only limited liquidity to fund the Company’s day-to-day operations.

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

Inventory Obsolescence - The Company reviews the carrying value of its inventory for estimated obsolete or unmarketable inventory. When the carrying value of the inventory exceeds its realizable value, the Company records an inventory write-down in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and current market conditions. During fiscal 2014 and the nine months ended September 30, 2015, the Company recorded write-downs of $171 and $146, respectively, to reduce the carrying value of its finished goods. If actual market conditions are less favorable than those estimated by management, additional inventory write-downs may be required.

Customer Allowance - We generally maintain a customer allowance for product returns based on estimates of the amount of product to be returned by our customers which may result from expired or damaged product on delivery or for price reductions on the related sales and is based on historical patterns, analysis of market demand and/or a percentage of sales based on industry trends, and management’s evaluation of specific factors that may increase the risk of product returns. The customer allowance also provides for promotional arrangements and other adjustments taken by our customers. The calculation of the customer allowance requires estimates and involves a high degree of subjectivity and judgment. As a result of the uncertainties involved in estimating the customer allowance, there is a possibility that materially different amounts could be reported under different conditions or using different assumptions. As of September 30, 2015, our customer allowances were approximately $213 and were recorded as accrued liabilities in the accompanying consolidated balance sheet.

We evaluate our customer allowances quarterly and adjust it when events indicate that a change in estimate is appropriate. Changes in estimates could materially affect our results of operations or financial position. It is possible that we may need to adjust our estimates in future periods.

Fair Value Measurements - The fair values of the Company’s financial instruments reflect the estimates of amounts that would be received from selling an asset in an orderly transaction between market participants at the measurement date. The fair value estimates presented in this report are based on information available to the Company as of September 30, 2015 and December 31, 2014. This topic also establishes a fair value hierarchy, which requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

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

The recorded value of certain financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, due to licensors, and accounts payable and accrued expenses approximate the fair value at September 30, 2015 and December 31, 2014 based upon the short-term nature of the assets and liabilities. For the Company’s warrant liability, fair value was estimated using a Monte Carlo Model.

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

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenues for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenues	100%	100%	100%	100%

Costs and expenses:
Selling, general and administrative	1,108	499	723	346
Cost of product sales	26	4	56	19
Total costs and expenses	1,134	503	779	365

Loss from operations	(1,034)	(403)	(679)	(265)

Other (expense) income:
Change in fair value of derivative warrant liability	571	—	283	—
Gain on settlement of claims	—	—	—	165
Gain on sale of assets	—	15	—	28
Interest expense	(198)	(62)	(395)	(22)
Stock issuance cost	—	—	(212)	—
Total other (expense) income	373	(47)	(324)	171

Loss from continuing operations before reorganization items	(661)	(450)	(1,003)	(94)
Reorganization items	—	(5)	—	(4)

Loss from continuing operations	(661)	(455)	(1,003)	(98)
Income from discontinued operations	25	33	8	39
Net loss	(636)	(422)	(995)	(59)

Loss attributable to noncontrolling interests, continuing operations	142	99	106	55
Net loss attributable to 4Licensing Corporation	(494)%	(323)%	(889)%	(4)%

Three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014.

Revenues

Revenues by reportable segment and for the Company as a whole were as follows:

For the three months ended September 30, 2015 and 2014
	2015	2014	$ Change	% Change
Entertainment and Brand Licensing	$27	$149	$(122)	(82)%
IsoBLOX™ and Sports Distribution/Licensing	62	30	32	107
Total	$89	$179	$(90)	(50)%

For the nine months ended September 30, 2015 and 2014
	2015	2014	$ Change	% Change
Entertainment and Brand Licensing	$205	$611	$(406)	(66)%
IsoBLOX™ and Sports Distribution/Licensing	192	362	(170)	(47)
Total	$397	$973	$(576)	(59)%

In the Entertainment and Brand Licensing segment, decreased revenues for the three months ended September 30, 2015 were primarily attributable to decreased licensing revenues on the “Dinosaur King” and “American Kennel Club” Properties, of approximately $55 and $60, respectively. Decreased revenues for the nine months ended September 30, 2015 were primarily attributable to decreased licensing revenues on the “Cabbage Patch Kids” Property as a result of the expiration of the Company’s licensing agreement in a prior period, “American Kennel Club” Property as a result of the expiration of the Company’s licensing agreement as of December 31, 2014, and “Dinosaur King” Property of approximately $225, $110 and $50, respectively.

The IsoBLOX™ and Sports Distribution/Licensing segment recorded increased revenues during the three months ended September 30, 2015 and decreased revenues for the nine months ended September 30, 2015 when compared to the same periods in 2014. The three month increase and nine month decrease were due to increased wholesale sales and decreased retail sales during the respective periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 10%, or $93, to $986 for the three months ended September 30, 2015, when compared to the same period in 2014. The increase was primarily attributable to:

(i)	increased selling expenses of approximately $345;
(ii)	increased other general expenses of approximately $120; partially offset by
(iii)	decreased personnel costs of approximately $220;
(iv)	decreased professional fees of approximately $115; and
(v)	decreased general office expenses of approximately $35.

Selling, general and administrative expenses decreased 15%, or $496, to $2,869 for the nine months ended September 30, 2015, when compared to the same period in 2014. The decrease was primarily attributable to:

(i)	decreased personnel costs of approximately $530;
(ii)	decreased professional fees of approximately $180; and
(iii)	decreased general office expenses of approximately $80; partially offset by
(iv)	increased selling expenses of approximately $200; and
(v)	increased other general expenses of approximately $110.

Cost of Product Sales

Cost of product sales increased $15 to $23 and $39 to $224 for the three and nine months ended September 30, 2015, respectively, when compared to the same periods in 2014. The increases for the three and nine months ended September 30, 2015, when compared to the same periods in 2014, were primarily the result of increased product sales for the three months and an $83 increase of the finished goods inventory write-down, offset by lower retail sales during the nine months, respectively.

Change in Fair Value of Warrant Liability

In 2015, the Company has issued warrants to investors that were recorded as a liability (see Note 4 of the notes to the Company’s consolidated financial statements). These warrants are recorded at fair value and re-measured at each reporting period. During the three and nine months ended September 30, 2015, income of $508 and $1,124, respectively, was recorded in earnings for the change in the fair value of these warrants.

Gain on Settlement of Claims

During the nine months ended September 30, 2014, the Company realized a gain on settlement of claims of $1,607 from the sale of its $3,653 general unsecured creditor claim against the Lehman Brothers, Inc. estate to a third party.

Gain on Sale

During the nine months ended September 30, 2014, the Company realized a gain on sale of $270, mostly from the sale of its rights to the copyright and trademark to the “Charlie Chan” live action television series.

Interest Expense

Interest expense increased $65 to $176 and $1,356 to $1,570 for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014. The increases were the result of increased amortization of debt discount during the three and nine months ended September 30, 2015 as well as the recording of interest expense of $1,101 related to the issuance of additional warrants to purchase shares of the Company’s Common Stock (see Note 4 of the notes to the Company’s consolidated financial statements) during the nine months ended September 30, 2015.

Stock Issuance Cost

As a result of the financing transaction entered into during the nine months ended September 30, 2015, the Company recognized stock issuance costs of $840, representing the fair value of warrants issued to investors in excess of proceeds received.

Reorganization Items

Reorganization costs decreased $9 and $42 to $0 for the three and nine months ended September 30, 2015, respectively, when compared to the same periods in 2014. These costs included professional and consulting fees charged for services retained in connection with the Bankruptcy Cases, as well as fees paid to the Office of the United States Trustee. The decrease was due to the end of fees associated with bankruptcy claims.

(Loss) Income From Continuing Operations Before Income Taxes

For the three months ended September 30, 2015 and 2014
	2015	2014	$ Change	% Change
Entertainment and Brand Licensing	$(186)	$(189)	$3	2%
IsoBLOX™ and Sports Distribution/Licensing	(402)	(626)	224	36
Total	$(588)	$(815)	$227	28%

For the nine months ended September 30, 2015 and 2014
	2015	2014	$ Change	% Change
Entertainment and Brand Licensing	$(2,609)	$910	$(3,519)	(387)%
IsoBLOX™ and Sports Distribution/Licensing	(1,373)	(1,866)	493	26
Total	$(3,982)	$(956)	$(3,026)	(317)%

In the Entertainment and Brand Licensing segment, the decrease in segment loss for the three months ended September 30, 2015, as compared to the same period in 2014, was primarily attributable to the decrease in the fair value of the derivative warrant liability of $508 substantially offset by the reserve of the “Rocket Monkeys” Property advance of $260, decreased licensing revenues, and increased selling, general and administrative expenses.

In the Entertainment and Brand Licensing segment, the decrease to a segment loss for the nine months ended September 30, 2015, as compared to income in the same period in 2014, was primarily attributable to the nonrecurring 2014 receipts in settlement of the Lehman Brothers, Inc. claim in the amount of $1,607 and upon the sale of the Company’s rights to the “Charlie Chan” property to Twentieth Century Fox, decreased licensing revenues from the “Cabbage Patch Kids” property as a result of the expiration of the Company’s licensing agreement in a prior period, and increased stock issuance costs and interest expense related to the issuance to note holders of additional warrants to purchase shares of the Company’s Common Stock partially offset by the decrease in the fair value of the derivative warrant liability of $1,124.

In the IsoBLOX™ and Sports Distribution/Licensing segment, the decrease in segment loss for the three and nine months ended September 30, 2015, as compared to the same periods in 2014, was primarily attributable to decreased selling general and administrative expenses partially offset, during the nine months ended September 30, 2015, by decreased product revenue.

Income Taxes

The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. The Company records a valuation allowance when it is more likely than not that all or some portion of the deferred tax assets will not be realized. In view of the level of deferred tax assets as of September 30, 2015, and the Company’s historical losses from operations, the Company has determined that a full valuation allowance against its net deferred tax assets is required.

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

No benefit from income taxes was recorded for the three and nine months ended September 30, 2015 and 2014, as it is more likely than not that the Company will not be able to realize its deferred tax assets.

The Company files in multiple tax jurisdictions and from time to time is subject to audit in certain tax jurisdictions. The Company is no longer subject to examinations by income tax authorities in most jurisdictions for years prior to 2012.

Loss from Continuing Operations

As a result of the above, the Company had a loss from continuing operations of $588 and $815 for the three months ended September 30, 2015 and 2014, respectively. Additionally, the Company had a loss from continuing operations of $3,982 and $956 for the nine months ended September 30, 2015 and 2014, respectively.

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

The following are the summarized results of discontinued operations for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014		2015	2014
Net revenues	$—	$		$—	$—
Total income	22		60	31	385
Income from discontinued operations	$22		$60	$31	$385

The income from discontinued operations for the three and nine months ended September 30, 2015 was primarily the result of the reversal of liabilities upon settlement of claims. Income from discontinued operations for the nine months ended September 30, 2014 was due to the settlement of a liability related to TCD International, Ltd. and a gain of $60 as a result of the reversal of prior liabilities.

Liquidity and Capital Resources

Financial Condition

Cash and cash equivalents as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014	$ Change

Cash and cash equivalents	$37	$235	$(198)

On January 30, 2015, the Company entered into a Securities Purchase Agreement with the Leslie G. Rudd Living Trust, pursuant to which the Company (i) agreed to issue to the Trust (a) 769,231 shares of its Common Stock, and (b) warrants to purchase up to an additional 1,538,462 shares of Common Stock at an exercise price of $0.72 per share for an aggregate purchase price of $500 and (ii) granted the Trust an option, which expires on January 30, 2025, to purchase in one or more transactions up to an additional (a) 6,923,077 shares of Common Stock and (b) warrants to purchase up to an additional 6,923,077 shares of Common Stock at the Exercise Price for an aggregate purchase price of $4,500 in one or more transactions. On September 11, 2015, the Trust, among other things, waived its option to purchase the Option Shares and Option Warrants.

On January 30, 2015, the Initial Offering closed and the Company issued and sold to Buyer the Initial Shares and the Initial Warrants and received $500.

The Initial Warrants are exercisable immediately and expire ten years from the date of issuance.

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

On July 8, 2015, the Company issued a Senior Secured Promissory Note (the “Note”) to the Leslie G. Rudd Living Trust, which beneficially owns more than 5% of the Common Stock of the Company, in the principal amount of $95. Interest accrues on the Note at an annual rate of 5% and is due and payable on the first business day of each fiscal quarter commencing in the third quarter of 2015. The Note will mature on March 1, 2016.

On October 23, 2015, the Company entered into an amendment (including the related Security Agreement, the “Amendment”) to the promissory note (the “Old Prescott Note”) previously issued to Prescott Group pursuant to the Purchase Agreement. Pursuant to the Amendment, the Company and the Guarantors granted Prescott Group a security interest in substantially all of the Company’s and the Guarantors’ assets, subject to certain exceptions (including any equity interest in Pinwrest), and agreed to certain limitations on the sale or transfer of and the ability to incur liens on certain assets of the Company and the Guarantors. In exchange, Prescott Group agreed to (i) extend the maturity date of the Old Prescott Note from March 25, 2016 to December 31, 2016 and (ii) remove the prepayment penalty under the Old Prescott Note that required the Company, in the event that it elected to repay the Old Prescott Note prior to December 31, 2016, to pay 125% of the entire outstanding principal balance of the Old Prescott Note, plus any and all unpaid accrued interest thereon to, but excluding, the date of such prepayment.
Additionally, on October 23, 2015, the Company and the Guarantors issued Prescott Group (i) a Senior Secured Promissory Note (the “New Prescott Note”) and (ii) warrants to purchase up to an aggregate of 800,000 shares of the Company’s Common Stock for an aggregate purchase price of $200,000. The warrants have an initial exercise price of $0.25 per share, are exercisable immediately and expire on March 25, 2024. In connection with the issuance of these warrants, both Prescott Group and Cleveland Capital agreed to waive their right to receive additional warrants of the Company pursuant to their rights under the Purchase Agreement.
The New Prescott Note matures on December 31, 2016 and accrues interest at a rate of 5% per year which is due and payable on the first business day of each fiscal quarter commencing in the first quarter of 2016. The New Prescott Note may be prepaid at any time without prepayment penalty or premium. If the New Prescott Note is not repaid in full by December 31, 2016, Prescott Group may elect to receive all or a portion of such repayment in shares of Common Stock.

The substantial loss from operations incurred since emerging from bankruptcy, the Company’s limited liquidity as of September 30, 2015, the costs associated with the further development and launch of products, which could be substantial, and the loan obligation maturing in March 2016 and December 2016, taken together, raise substantial doubt about the Company’s ability to continue as a going concern. The report of the independent registered public accounting firm on the Company’s financial statements for the year ended December 31, 2014 contains an explanatory paragraph referring to a substantial doubt concerning the Company’s ability to continue as a going concern.

The Company will consider all alternatives available to generate additional cash to fund its operations, including, but not limited to sales of assets, issuance of equity or debt securities, and third-party arrangements. There can be no assurance that any of these alternatives will generate additional cash.

Sources and Uses of Cash

Cash flows for the nine months ended September 30, 2015 and 2014 were as follows:

Sources (Uses)	2015	2014
Operating Activities	$(1,119)	$(2,057)
Investing Activities	—	251
Financing Activities	921	2,292

Working capital deficit, consisting of current assets less current liabilities, was $1,425 as of September 30, 2015 and $45 as of December 31, 2014.

Operating Activities
2015
Net cash used in operating activities for the nine months ended September 30, 2015 of $1,119 primarily reflects the funding of the operating loss.

2014
Net cash used in operating activities for the nine months ended September 30, 2014 of $2,057 primarily reflects the purchase of inventory and the payment of liabilities, which were primarily composed of professional fees, and the funding of the operating loss.

Investing Activities
2015
There was no net cash used in or provided by investing activities for the nine months ended September 30, 2015.

2014
Net cash provided by investing activities for the nine months ended September 30, 2014 of $251 reflects proceeds from the sale of certain assets, offset by cash used in the purchase of property and equipment.

Financing Activities
2015
Net cash provided by financing activities for the nine months ended September 30, 2015 of $921 primarily reflects the proceeds from issuance of Common Stock and Warrants in January and March 2015 and the Note in July 2015.

2014
Net cash provided by financing activities for the nine months ended September 30, 2014 of $2,292 primarily reflects the capital contribution from the noncontrolling interests in Pinwrest of $630 and proceeds from the issuance of the notes and warrants to Prescott and Cleveland Capital of $1,650.

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

We completed an evaluation under the supervision and with participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer has concluded that as of September 30, 2015, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the third quarter of fiscal 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

4Licensing Corporation

Date: November 13, 2015

By: /s/ Bruce R. Foster
Bruce R. Foster,
Chief Executive Officer
Executive Vice President
and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

EXHIBIT INDEX

2.1	Confirmation Order, dated December 13, 2012. (1)

2.2	Debtors’ Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code. (1)

2.3	Plan Supplement. (1)

4.1	Form of Common Stock Certificate of 4Licensing Corporation. (2)

4.2	Form of Promissory Note. (3)

4.3	Form of Warrant. (3)

4.4	Warrant, dated as of January 30, 2015. (4)

4.5	Form of Warrant. (5)

4.6	Senior Secured Promissory Note. (6)

10.1	Amendment to Securities Purchase Agreement. (7)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

(1)	Incorporated by reference to Current Report on Form 8-K dated December 19, 2012 (File No. 001-16117).

(2)	Incorporated by reference to Registration Statement on Form S-8 dated March 8, 2013 (Registration No. 333-187121).

(3)	Incorporated by reference to Current Report on Form 8-K dated March 28, 2014 (File No. 001-16117).

(4)	Incorporated by reference to Current Report on Form 8-K dated February 2, 2015 (File No. 001-16117).

(5)	Incorporated by reference to Current Report on Form 8-K dated March 10, 2015 (File No. 001-16117).

(6)	Incorporated by reference to Current Report on Form 8-K dated July 14, 2015 (File No. 001-16117).

(7)	Incorporated by reference to Current Report on Form 8-K dated September 11, 2015 (File No. 001-16117).